Form 10KSB
period 2007-12-31
Casita Enterprises, Inc.
filed 2008-03-27
CIK 1398805

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

                        Commission File Number 333-147104


                            Casita Enterprises, Inc.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                       7373                                 20-8457250
(State or Other Jurisdiction of             (Primary Standard Industrial                  (I.R.S. Employer
 Incorporation or Organization)              Classification Code Number)                 Identification No.)

    1093 East Main Street, Suite 508
         El Cajon, CA 92021                                 (775) 352-4133
(Address of principal Executive Offices)             (Issuer's Telephone Number)

            Jose Cisneros
         Casita Enterprises, Inc.
     1093 East Main Street, Suite 508
         El Cajon, CA 92021                 (775) 352-4133        (775) 996-8780
(Name and Address of Agent for Service)    (Telephone Number)       (Fax Number)

                           Copies of Communication to:
                               Gary L. Blum, Esq.
                       3278 Wilshire Boulevard Suite #603
                              Los Angeles, CA 90010
                  Telephone: (213) 381-7450 Fax: (213) 384-1035

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended December 31, 2007 the company had no revenue. As of December 31, 2007, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                              8
Item 3.  Legal Proceedings                                                    8
Item 4.  Submission of Matters to a Vote of Securities Holders                8

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities                8
Item 6.  Management's Discussion and Analysis or Plan of Operation           10
Item 7.  Financial Statements                                                14
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                24
Item 8A. Controls and Procedures                                             24

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        24
Item 10. Executive Compensation                                              26
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                         27
Item 12. Certain Relationships and Related Transactions                      27
Item 13. Exhibits                                                            28
Item 14. Principal Accountant Fees and Services                              28

Signatures                                                                   28

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Casita Enterprises, Inc. plans to market and sell its computer installations and maintenance services to small and medium-sized businesses throughout Mexico. Our mission is to provide computer network services to businesses seeking a solution for installing and maintaining their computer systems. Information Technology
(IT) refers to multiple products and services that turn data into useful, meaningful, accessible information. The Information Technology industry has three main components: computer hardware, software, and services. Large companies often have sophisticated IT departments to install, manage, and maintain their computer networks. Small and medium-sized businesses often find developing an in-house IT department to be prohibitively expensive, and a full time staff unnecessary. They are, however, in need of qualified computer technicians. We intend to provide our clients with outsource IT services and computer network installations.

The 1990's saw a rapid decline in the cost of computer hardware and software, increased processing speeds, increased software ease-of-use, and the internet protocol (IP) was introduced creating a global communications revolution. Due to the expanded use of computers and software, businesses have had to cope with massive technological changes. For large companies the solution has been to create an in-house IT department. For smaller companies the adjustment has been more difficult because of the lack of available outsource IT solutions.

We will focus on helping businesses use technology to achieve their business goals. The services we will offer include: IT consulting and support, network installation and maintenance, systems integration, software implementation, multimedia solutions, web solutions, network security, database maintenance, tech support, and E-commerce solutions. The primary reason for IT outsourcing is the value. We believe value must come from measurable business results. Our goal is to create measurable results for our clients, be it lower costs, increased speed to market, or increased productivity. Our goal is to deliver IT services to our clients that will facilitate their business goals by delivering quality services. We intend for our services to improve our clients businesses in the following ways; increase employee productivity, manage information efficiently, build and maintain customer relationships, automate processes, manage supply chains, manage content and work flow, and secure their networks.

Early computer networks were based upon simple network designs that supplied connectivity to groups of computers, printers, and other devices in close proximity to each other. Today's networks consist of portable devices, powerful desktops and servers, bandwidth intensive applications, and the integration of voice, video, and data over a common network. These types of networks require a business to have a sound computer infrastructure and a central network management system.

The industries that we will target are as follows:

     *    Finance
     *    Health and Science
     *    Hospitality
     *    Technology
     *    Insurance
     *    Manufacturing
     *    Media and Entertainment
     *    Retail
     *    Software Products
     *    Telecom
     *    Travel
     *    Engineering

The market for outsource IT services breaks down into the following categories:

     *    Home office businesses (1-99 employees)
     *    Small businesses (1-99 employees)
     *    Medium businesses (100-499 employees)
     *    Large businesses (500 or more employees)

A growing market segment is the home office based business. A home office business is a small business that is based primarily out of the business owner's home. These businesses have a need for temporary technical aid which is usually billed at an hourly rate. Our services will be billed on an hourly basis, retainer fee basis, or for a fixed fee to install or maintain the client's computer networks. There is also opportunity for retainer fees and project based contracts with these types of businesses. Home offices are not the same as residential home computer users. We do not believe residential home computer users are a viable market for our company

The services we offer are as follows:

Hourly (Temporary Technical Aid) - Short-term assignments solving client's software or hardware related problems. This service includes both emergency and non-emergency technical assistance.

Retainer (Specific Skill) - Long-term consulting that includes; system installation, maintenance, repair, training, system purchasing, guidance and setup, database development, data storage, disaster recovery, network security, software and hardware upgrades, and network administration.

Project (Bail-out or Specific Skill) - This service includes consulting on major purchases, system/network installation, testing, and major disaster recovery.

Competitive Analysis - Large competitors are grouped into two main categories: those who provide network expertise to large companies, and those who provide consulting services for the products they sell.

Marketing - Our marketing efforts will begin with a grass-roots approach. We will focus on the following strategies to generate business; personal contacts, referrals, yellow page ad placement, web presence, trade shows, conferences, associations, and cold calls. As the business progresses we will expand our marketing efforts into television, print media, and through our web site.

There are four types of competition in the computer consulting industry:

     * In-house IT departments - Usually employed by larger companies that can afford the fixed cost of salaried or hourly employees.
     *    Individual proprietors and smaller consulting firms.
     *    Large network and telecommunications consulting firms.
     *    Computer and electronics stores offering consulting services.

We plan to capitalize on the IT outsourcing trend. We will provide essential computer services for small and medium-sized businesses at an affordable price. We believe this market is under served. Our success will depend upon our ability to anticipate and adapt to our clients needs, identify companies and industries that require our services, and consistently deliver high quality reasonably priced IT services.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

                                  RISK FACTORS

An investment in our common stock involves a high degree of risk. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this report, the words "we", "our" or "us" refer to Casita Enterprises, Inc.

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Nevada on February 12, 2007. We have no significant assets, limited financial resources and no revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF JOSE CISNEROS, OUR SOLE OFFICER AND DIRECTOR. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Jose Cisneros, our sole officer and director. We currently do not have an employment agreement with Mr. Cisneros. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

WE MAY BE UNABLE TO RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGE.

The market for computer systems and products is characterized by constant technological change, frequent new product introductions and evolving industry standards. Our future success is dependent upon the continuation of the move by IT end users to multi-vendor and multi-system operating environments. We believe this trend, along with an emphasis on efficiency, has resulted in a movement by both end users and original equipment manufacturers toward outsourcing some of their services and an increased demand for product and support service providers that have the ability to provide a broad range of multi-vendor product and support services. We can give no assurance that this trend will continue into the future. If we fail to anticipate or respond adequately to technological developments and customer requirements, that failure could have a material adverse effect on our business and financial condition.

WE MAY NOT BE ABLE TO COMPETE FAVORABLY IN THE COMPETITIVE INFORMATION SOLUTIONS INDUSTRY.

The market for our information technology solutions is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than us. We may not be able to compete effectively with such entities.

MR. CISNEROS' CONTROL MAY PREVENT YOU FROM CAUSING A CHANGE IN THE COURSE OF OUR OPERATIONS AND MAY AFFECT THE PRICE OF OUR COMMON STOCK.

Mr. Cisneros beneficially owns 38% of our common stock. Due to his significant ownership he may exercise a significant amount of influence over our management and operations. This concentration of ownership could result in a reduction in value to the common shares because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH IS SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance we would be unable to maintain or listing on the OTCBB.

ITEM 2 - DESCRIPTION OF PROPERTY

Our property consists of office space located at 1093 East Main Street, Suite 508, El Cajon, CA 92021. We use such space for no charge from our president. Beginning in March 2008, our president has agreed to be paid a salary of $450 per month which will also include the use of a small amount of his existing shop area of approximately 600 square feet.

We estimate that this space will be adequate to support our initial operations during the succeeding twelve months. After that, we will consider renting any additional shop space on an as-needed basis.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is presently no public market for our shares of common stock. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

HOLDERS OF OUR COMMON STOCK

As of December 31, 2007 we had 5 shareholders of our common stock. In January 2007 the Company completed its offering of 4,000,000 common stock shares. The shares were sold to 40 shareholders at $0.004 per share for a total of $16,000.

RULE 144 SHARES

As of December 31, 2007 there are 2,500,000 shares of our common stock which are currently available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed 1% of the number of shares of the company's common stock then outstanding which, in our case, would equal approximately 25,000 shares of our common stock.

STOCK OPTION GRANTS

To date, we have not granted any stock options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

     a. contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

     b. contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

     c. contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

     d. contains a toll-free telephone number for inquiries on disciplinary actions;

     e. defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     f. contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     a.   the bid and offer quotations for the penny stock;

     b. the compensation of the broker-dealer and its salesperson in the transaction;

     c. the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     d. monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information specifies certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as, "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.

To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of these forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

The financial statements included elsewhere in this report have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern. However, we have not generated any operating revenue, expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

Since our inception in February 2007, we have earned no revenue. We have incurred $13,558 in costs and expenses through December 31, 2007. In 2007 we relied upon investors and loans to provide our operational funding needs. These funds totaled $23,645. Our director purchased common stock for $10,000 and loaned our company $3,645. The loan is non-interest bearing and has no specific terms of repayment. Our director has verbally agreed to continue to loan the company funds during the next year if additional funds are needed in excess from sales of our common stock. Four non-affiliated investors purchased common stock for a total of $10,000. In January 2008, we successfully completed an offering of our common stock for $16,000.

For 2008 our operational goals include:

We are currently searching for two IT technical service personnel that meet our skill requirements. We plan to purchase computer service equipment as soon as we hire service personnel. Based upon our ability to find competent service personnel, we believe we will be able to offer our IT services to business customers in June.

Beginning in March 2008, our president has agreed to be paid a salary of $450 per month which will also include the use of his existing shop area of approximately 700 square feet. We estimate our total costs and expenses for 2008 to be: $4,500 for officer salary and use of shop space, employee costs for two salaries of IT service technicians $6,000, purchase of furniture and equipment $2,100, telephone & utilities $2,000, costs of website and marketing $2,100, auto fuel and maintenance $1,300. Based upon these estimates for the coming year, total cost of operations will be approximately $18,000.

We will only be able to begin delivering bids for IT services to business customers after hiring our service technicians. We anticipate we will be successful in winning enough bids for IT services to begin providing IT services in the period of September - December 2008. After completing IT services and invoicing our customers, we anticipate receiving revenues from our customers' payments to us during the first quarter of 2009. Our budgeted costs and projected sales are estimates based upon our president's past experience in this same type of business. Our president has verbally agreed to loan the company interest free funds in the event we have a shortfall in operating capital in our start-up phase during the next twelve months. This potential cash shortfall has been taken into account by our president in his estimates of costs necessary to begin our operations, and maintain enough positive cash flow during the time needed to assemble job bids, submit bids, win bids, provide customers services, invoice customers, and receive payment from customers. Our president has the experience to know that while all of these service sales steps necessary to finally collect payment from customers are based upon reasonable time estimates, we must be prepared for the reality of delays in the actual receipt of customer payments.

RESULTS OF OPERATIONS

For the period from inception through December 31, 2007, we had no revenue. Expenses for the period totaled $13,558 resulting in a loss of $13,558. Expenses for the period consisted entirely of general and administrative costs.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2007 we had $12,087 in cash. Subsequent to December 31, 2007 we received a total of $16,000 from financing activities from the sale of shares by us pursuant to our SB-2 Registration Statement.

Our director has verbally agreed to loan the company funds however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. As of December 31, 2007 our director had loaned the company $3,645 for organizational costs. The loan is non-interest bearing and has no specific terms of repayment.

We do not anticipate the purchase or sale of any significant equipment other than that described in our plan of operations. We also do not expect any significant changes in the number of employees other than that described in our plan of operations. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised may vary significantly depending upon our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional funding to support the continued operation of our business. Our immediate source of any additional funding at this time is solely from our verbal agreement with our president for such funding. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of our products and services to cover our operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United State. The Company has elected a December 31, year-end.

B. BASIC AND DILUTED EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective March 30, 2006 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At July 31, 2007, the Company did not have any cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. This cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

G. RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended December 31, 2007 immediately follow.

                         Madsen & Associates CPA's, Inc.
                            684 East Vine Street. #3
                               Murray, Utah 84107


                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To Stockholders
Casita Enterprises Inc.

We have audited the accompanying balance sheet of Casita Enterprises Inc. (the Company), a development stage company, as of December 31, 2007 and the statements of operations, stockholders' equity, and cash flows for the period from inception (February 12, 2007) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casita Enterprises Inc., a development stage company, as of December 31, 2007 and the results of its operations and cash flows for the period from inception (February 12, 2007) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Madsen & Associates CPA's, Inc.
-------------------------------------
Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
March 7, 2008

                            Casita Enterprises Inc.
                         (A Development Stage Company)
                                 Balance Sheet


                                                               December 31, 2007
                                                               -----------------
ASSETS

CURRENT ASSETS
  Cash                                                              $ 12,087
                                                                    --------
Total Current Assets                                                  12,087
                                                                    --------

TOTAL ASSETS                                                        $ 12,087
                                                                    ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                                  $  2,000
  Loan Payable - Director                                              3,645
                                                                    --------

TOTAL LIABILITIES                                                      5,645
                                                                    --------

STOCKHOLDERS' EQUITY
  Common Stock; 50,000,000 shares authorized;
   par value $.001 5,000,000 shares issued and
   outstanding at December 31, 2007                                    5,000
  Additional Paid-in Capital                                          15,000
  Deficit accumulated during the Development Stage                   (13,558)
                                                                    --------

TOTAL STOCKHOLDERS' EQUITY                                             6,442
                                                                    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 12,087
                                                                    ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statement of Operations


                                                                  Inception
                                                             (February 12, 2007)
                                                                   Through
                                                              December 31, 2007
                                                              -----------------
REVENUES
  Revenues                                                       $       --
                                                                 ----------

TOTAL REVENUES                                                   $       --

OPERATING EXPENSE
  Administrative Expense                                         $   13,558
                                                                 ----------

NET (LOSS)                                                       $  (13,558)
                                                                 ==========

Basic and Diluted earnings per share                             $    (0.00)

Weighted average number of common shares outstanding              3,520,000



               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
               from Feb 12, 2007 (Inception) through Dec 31, 2007

                                                                                   Deficit
                                                                                 Accumulated
                                   Shares of        Common       Additional         During
                                     Common         Stock         Paid-in        Development      Total
                                     Stock          Amount        Capital           Stage         Equity
                                     -----          ------        -------           -----         ------
Balance at February 12, 2007               --     $    --        $     --        $     --       $     --

Stock issued for cash 3/09/07       2,500,000       2,500           7,500                         10,000
Stock issued for cash 7/25/07       2,500,000       2,500           7,500                         10,000
Net loss                                                                          (13,558)       (13,558)
                                   ----------     -------        --------       ---------       --------

Balance December 31, 2007           5,000,000     $ 5,000        $ 15,000       $ (13,558)      $  6,442
                                   ==========     =======        ========       =========       ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                   Inception
                                                              (February 12,2007)
                                                                    Through
                                                               December 31, 2007
                                                               -----------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(13,558)
  Changes in operating assets & liabilities
    Loan payable from Director                                        3,645
    Accounts Payable                                                  2,000
                                                                   --------
          Net cash (used in) operating activities                    (7,913)

CASH FLOW FROM INVESTING ACTIVITIES
          Net cash provided by (used in) investing activities            --

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                           20,000
                                                                   --------
          Net cash provided by financing activities                  20,000

Net increase in cash                                                 12,087

Cash at beginning of period                                              --
                                                                   --------

Cash at end of period                                              $ 12,087
                                                                   ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Casita Enterprises, Inc. (the Company) was incorporated under the laws of the State of Nevada on February 12, 2007. The Company was formed to provide IT services to small businesses. The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United State. The Company has elected a December 31, year-end.

B. BASIC AND DILUTED EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 12, 2007 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2007, the Company did not have any cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. This cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

G. RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from February 12, 2007 (inception) to December 31, 2007 and generated a net loss of $13,558. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management plans are to raise funds through debt or equity offerings, to fund its operations over the next twelve months.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 4. RELATED PARTY TRANSACTIONS

On March 6, 2007, the Company issued 2,500,000 shares of common stock to its President and sole Director for $10,000.

While the company is seeking additional capital, the director has advanced funds to the company to pay for organizational costs and other expenses incurred. These funds are interest free with no specific terms of repayment. The balance due the director on December 31, 2007 was $3,645.

NOTE 5. INCOME TAXES

                                                         As of December 31, 2007
                                                         -----------------------
     Deferred tax assets:
     Net operating loss carryforwards                           $ 13,558
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                     4,610
     Valuation allowance                                          (4,610)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance for the full amount of the deferred tax asset related to the net operating loss carryforward.

NOTE 6. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $13,558. The net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7. STOCKHOLDERS' EQUITY

The Company accounts for stock transactions with nonemployees based on the fair value of the consideration received. Stock transactions with employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED)

On March 9, 2007 the Company issued a total of 2,500,000 shares of common stock to the sole director for cash at $0.004 per share for a total of $10,000.

On July 25, 2007 the Company issued a total of 2,500,000 shares of common stock to 4 investors for cash at $0.004 per share for a total of $10,000 (625,000 shares each for $2,500).

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 5,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENT

In January 2008 the Company completed an offering of 4,000,000 common stock shares. The shares were sold at $0.004 per share for a total of $16,000.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Our sole executive officer and director and his age as of the date of this report is as follows:

    Name          Age                             Position
    ----          ---                             --------

Jose Cisneros      58        President, Chief Executive Officer, Chief Financial
                             Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officer and director.

JOSE CISNEROS, our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors.

EMPLOYMENT EXPERIENCE

Independent Computer Consultant - Consulturia Integral En Internet 1999-Present - Owner
     Provide technical support, IT equipment, repair service, authorized software dealer for a variety of software systems, install software, provide systems training and software technical advice to businesses in Baja California, Mexico.

IT Technician - Technical Manager - Calcom Computadoras Los Cabos
1985-1999 - Software & Technical Manager
     Managed four software/equipment technicians, responsible for technical support, IT equipment, repair service, software sales and installation, systems training and software customer service to businesses in Baja California, Mexico.

Electrical Technician - Senior Technician - Asesoria Maintenimiento SA
1970-1984 - Electrical Technician
     Provided electrical installation and repair of generators, building wiring, and electrical equipment to businesses in Baja California, Mexico.

EDUCATIONAL BACKGROUND

Preparatory Technical School, Tijuana, Mexico, 1968-1969.

Secondary School, Tijuana, Mexico, 1964-1967.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CONFLICT OF INTEREST

Our Officer and Director does not currently devote all of his business time to our operations.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal year that ended December 31, 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

                           SUMMARY COMPENSATION TABLE


                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Jose Cisneros   2007       0         0           0           0             0               0               0             0
President,
Chief Executive
& Financial
Officer &
Director

OPTION GRANTS TABLE. There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE. There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE. There have been no awards made to our executive officer in the last completed fiscal year under any LTIP.

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

EMPLOYMENT AGREEMENTS

We do not have any employment agreements in place with our sole officer and director.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this report and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                         Name and Address                Amount and Nature         Percent
Title of Class          of Beneficial Owner             of Beneficial Owner       of Class (1)
--------------          -------------------             -------------------       ------------
Common Stock         Jose Cisneros                            2,500,000               50%
                     1093 E Main St, Suite 508
                     El Cajon, CA  92021

Common Stock         All executive officers                   2,500,000               50%
                     and directors as a group

----------
(1) The percent of class is based on 5,000,000 shares of our common stock issued and outstanding as of the date of this report.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The principal executive office and telephone number are provided by Mr. Cisneros, the officer of the corporation at no charge.

Mr. Cisneros purchased 2,500,000 shares of the company's common stock for cash in the amount of $10,000. The stock was valued at $0.004 per share.

As of December 31, 2007 our director had loaned the company $3,645 for organizational costs. The loan is non-interest bearing and has no specific terms of repayment.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                                Description
     ------                                -----------

       3(i)           Articles of Incorporation*
       3(ii)          Bylaws*
      31              Sec. 302 Certification of Chief Executive Officer & Chief
                      Financial Officer
      32              Sec. 906 Certification of Chief Executive Officer & Chief
                      Financial Officer

----------
* Included in our original SB-2 Registration Statement filed with the Securities & Exchange Commission on November 2, 2007 (File Number 333-147104).

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews were $5,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casita Enterprises, Inc.


/s/ Jose Cisneros                                                 March 24, 2008
---------------------------------------------                     --------------
By:  Jose Cisneros                                                     Date
(Principal Executive Officer & Sole Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacity and on the date as stated.


/s/ Jose Cisneros                                                 March 24, 2008
---------------------------------------------                     --------------
Jose Cisneros                                                          Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)