Form 10-Q
period 2008-03-31
Casita Enterprises, Inc.
filed 2008-05-13
CIK 1398805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2008

                        Commission File Number 333-147104


                            Casita Enterprises, Inc.
             (Exact name of Registrant as specified in its charter)

        Nevada                                                  20-8457250
(State of Incorporation)                               (IRS Employer (ID Number)

                        1093 East Main Street, Suite 508
                               El Cajon, CA 92021
                                 (775) 352-4133
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of registrant's shares of common stock, $0.001 par value, outstanding as of March 31, 2008 was 9,000,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Casita Enterprises Inc.
                         (A Development Stage Company)
                                 Balance Sheet

                                                           March 31, 2008      December 31, 2007
                                                           --------------      -----------------
ASSETS

CURRENT ASSETS
  Cash                                                        $ 18,208             $ 12,087
                                                              --------             --------

TOTAL CURRENT ASSETS                                            18,208               12,087
                                                              --------             --------

TOTAL ASSETS                                                  $ 18,208             $ 12,087
                                                              ========             ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                            $     --             $  2,000
  Loan Payable - Director                                     $  3,645             $  3,645
                                                              --------             --------

TOTAL LIABILITIES                                             $  3,645             $  5,645
                                                              --------             --------

STOCKHOLDERS' EQUITY
  Common Stock; 50,000,000 shares
   authorized; par value $.001 9,000,000 shares
   issued and outstanding at March 31, 2008                      9,000                5,000
  Additional Paid-in Capital                                    27,000               15,000
  Deficit accumulated during the Development Stage             (21,437)             (13,558)
                                                              --------             --------

TOTAL STOCKHOLDERS' EQUITY                                      14,563                6,442
                                                              --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 18,208               12,087
                                                              ========             ========

               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statement of Operations

                                                              February 12, 2007       February 12, 2007
                                        Three Months             (Inception)             (Inception)
                                            Ended                  Through                 Through
                                        March 31, 2008          March 31, 2007          March 31,2008
                                        --------------          --------------          -------------
REVENUES
  Revenues                               $        --             $        --             $        --
                                         -----------             -----------             -----------
TOTAL REVENUES                           $        --             $        --             $        --

OPERATING EXPENSE
  Administrative Expense                 $    (7,879)            $    (2,211)            $   (21,437)
                                         -----------             -----------             -----------

NET (LOSS)                               $    (7,879)            $    (2,211)            $   (21,437)
                                         ===========             ===========             ===========

Basic and Diluted (loss) per share       $     (0.00)            $     (0.00)
                                         ===========             ===========
Weighted average number of
 common shares outstanding                 8,555,556                 589,888
                                         ===========             ===========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                                   February 12, 2007    February 12, 2007
                                                                 Three Months         (Inception)          (Inception)
                                                                    Ended               Through              Through
                                                                March 31, 2008       March 31, 2007       March 31, 2008
                                                                --------------       --------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (7,879)            $ (2,211)            $(21,437)
  Changes in operating assets & liabilities
    Loan payable from Director                                          --                2,145                3,645
    Accounts Payable                                                (2,000)                  --                   --
                                                                  --------             --------             --------
          Net cash (used in) operating activities                 $ (9,879)            $    (66)            $(17,792)

CASH FLOW FROM INVESTING ACTIVITIES

          Net cash provided by (used in) investing activities     $     --             $     --             $     --

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          $ 16,000             $ 10,000             $ 36,000
                                                                  --------             --------             --------
          Net cash provided by financing activities               $ 16,000             $ 10,000             $ 36,000

Net increase in cash                                              $  6,121             $  9,934             $ 18,208

Cash at beginning of period                                       $ 12,087             $     --             $     --
                                                                  --------             --------             --------

Cash at end of period                                             $ 18,208             $  9,934             $ 18,208
                                                                  ========             ========             ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Casita Enterprises, Inc. (the Company) was incorporated under the laws of the State of Nevada on February 12, 2007. The Company was formed to provide IT services to small businesses. The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and raising capital to implement its plan. The Company has not commenced operations.

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

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2008, the Company did not have any cash equivalents.

D. STOCKHOLDERS' EQUITY

The Company accounts for stock transactions with nonemployees based on the fair value of the consideration received. Stock transactions with employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable.

E. USE OF ESTIMATES AND ASSUMPTIONS

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

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. INCOME TAXES

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

G. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. This cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

H. RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from February 12, 2007 (inception) to March 31, 2008 and has a deficit accumulated during the development stage as of March 31, 2008 of $21,437. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are to raise funds through debt or equity offerings, to fund its operations over the next twelve months.

NOTE 4. RELATED PARTY TRANSACTIONS

On March 6, 2007, the Company issued 2,500,000 shares of common stock to its President and sole Director for $10,000.

While the company was seeking additional capital, the director advanced funds to the company to pay for organizational costs and other expenses incurred. These funds are interest free with no specific terms of repayment. The balance due the director on March 31, 2008 was $3,645.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 5. INCOME TAXES

                                                            As of March 31, 2008
                                                            --------------------
     Deferred tax assets:
       Net operating loss carryforwards                           $ 21,437
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                     7,288
       Valuation allowance                                          (7,288)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 6. NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carryforward of approximately $21,437. The net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7. STOCKHOLDERS' EQUITY

On March 9, 2007 the Company issued a total of 2,500,000 shares of common stock to the sole director for cash at $0.004 per share for a total of $10,000.

On July 25, 2007 the Company issued a total of 2,500,000 shares of common stock to 4 investors for cash at $0.004 per share for a total of $10,000 (625,000 shares each for $2,500).

In January 2008 the Company completed an offering of 4,000,000 shares of common stock. The shares were sold at $0.004 per share for a total of $16,000.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 9,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors.

These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC, particularly in
Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled "Risk Factors."

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law. We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform them to actual results, except as required by the federal securities laws.

OVERVIEW

Casita Enterprises, Inc. plans to market and sell its computer installations and maintenance services to small and medium-sized businesses. Our mission is to provide computer network services to businesses seeking a solution for installing and maintaining their computer systems. Information Technology (IT) refers to multiple products and services that turn data into useful, meaningful, accessible information. The Information Technology industry has three main components: computer hardware, software, and services. Large companies often have sophisticated IT departments to install, manage, and maintain their computer networks. Small and medium-sized businesses often find developing an in-house IT department to be prohibitively expensive, and a full time staff unnecessary. They are, however, in need of qualified computer technicians. We intend to provide our clients with outsource IT services and computer network installations.

For 2008 our operational goals include:

We are currently searching for two IT technical service personnel that meet our skill requirements. We plan to purchase computer service equipment as soon as we hire service personnel. Based upon our ability to find competent service personnel, we believe we will be able to offer our IT services to business customers in June.

Beginning in March 2008, our president agreed to be paid a salary of $450 per month which will also include the use of his existing shop area of approximately 700 square feet. We estimate our total costs and expenses for 2008 to be: $4,500 for officer salary and use of shop space, employee costs for two salaries of IT service technicians $6,000, purchase of furniture and equipment $2,100, telephone & utilities $2,000, costs of website and marketing $2,100, auto fuel and maintenance $1,300. Based upon these estimates for the coming year, total cost of operations will be approximately $18,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $18,208. We believe our existing cash balance will be sufficient to fund our operations for the next twelve months. Our director has loaned the company $3,645 and has agreed to loan the company funds as needed. The loan is non-interest bearing and has no specific terms of repayment. In the event our director does not provide such funding if it becomes necessary our business may fail and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $36,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $21,437 in expenses from inception (February 12, 2007) through March 31, 2008. For the three month periods ended March 31, 2008 and 2007 we incurred $7,879 and $2,211 in expenses. These costs consisted of operating and administrative expenses.

The following table provides selected financial data about our company for the period ended March 31, 2008.

                    Balance Sheet Data:             3/31/08
                    -------------------             -------

                    Cash                            $18,208
                    Total assets                    $18,208
                    Total liabilities               $ 3,645
                    Shareholders' equity            $14,563

In March 2007, our director purchased 2,500,000 shares of common stock for $10,000. In July 2007, four non-affiliated investors purchased 2,500,000 shares of common stock for a total of $10,000. In January 2008, we successfully completed an offering of 4,000,000 shares of our common stock to forty non-affiliated investors for total proceeds of $16,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 27, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

                                                 Incorporated by Reference or
Exhibit No.             Exhibit                         Filed Herewith
-----------             -------                         --------------

  3.1        Articles of Incorporation          Incorporated by reference to the
                                                Registration Statement on Form
                                                SB-2 filed with the SEC on
                                                11/2/07, File No. 333-147104

  3.2        Bylaws                             Incorporated by reference to the
                                                Registration Statement on Form
                                                SB-2 filed with the SEC on
                                                11/2/0707, File No. 333-147104

  31.1       Section 302 Certification of       Filed herewith
             Chief Executive Officer

  31.2       Section 302 Certification of       Filed herewith
             Chief Financial Officer

  32         Section 906 Certification of       Filed herewith
             Chief Executive Officer and
             Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Casita Enterprises, Inc. (Registrant)


/s/  Jose Cisneros                                                  May 12, 2008
---------------------------------------------------------           ------------
Jose Cisneros                                                            Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)