Form 10-Q
period 2008-06-30
Casita Enterprises, Inc.
filed 2008-08-13
CIK 1398805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2008

                        Commission File Number 333-147104


                            CASITA ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

        Nevada                                                  20-8457250
(State of Incorporation)                                (IRS Employer ID Number)

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

The number of registrant's shares of common stock, $0.001 par value, outstanding as of August 8, 2008 was 9,000,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Casita Enterprises Inc.
                         (A Development Stage Company)
                                 Balance Sheet


                                                                  June 30,
                                                                    2008
                                                                  --------
ASSETS

CURRENT ASSETS
  Cash                                                            $  4,616
                                                                  --------
Total Current Assets                                                 4,616
                                                                  --------

TOTAL ASSETS                                                      $  4,616
                                                                  ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                                $     --
  Loan Payable - Director                                            3,645
                                                                  --------

TOTAL LIABILITIES                                                    3,645
                                                                  --------
STOCKHOLDERS' EQUITY
  Common Stock; 50,000,000 shares authorized;
   par value $.001 9,000,000 shares issued and
   outstanding at June 30, 2008                                      9,000
  Additional Paid-in Capital                                        27,000
  Deficit accumulated during the Development Stage                 (35,029)
                                                                  --------

TOTAL STOCKHOLDERS' EQUITY                                             971
                                                                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  4,616
                                                                  ========


               See accompanying notes to the financial statements

CASITA ENTERPRISES INC.
(A Development Stage Company)
Statement of Operations

                                                                                                            February 12, 2007
                                      Three months     Three months     Six months     February 12, 2007      (inception)
                                         ended            ended           ended            through              through
                                        June 30,         June 30,        June 30,          June 30,             June 30,
                                          2008             2007            2008              2007                 2008
                                       ----------       ----------      ----------        ----------           -----------
REVENUES
  Revenues                             $       --       $       --      $       --        $       --           $        --
                                       ----------       ----------      ----------        ----------           -----------
TOTAL REVENUES                                 --               --              --                --                    --

OPERATING EXPENSE
  Administrative Expense                  (13,592)          (3,445)        (21,471)           (3,445)              (35,029)
                                       ----------       ----------      ----------        ----------           -----------

NET (LOSS)                             $  (13,592)      $   (3,445)     $  (21,471)       $   (3,445)          $   (35,029)
                                       ==========       ==========      ==========        ==========           ===========

Basic and Diluted (loss) per share     $    (0.00)      $    (0.00)     $    (0.00)       $    (0.00)
                                       ==========       ==========      ==========        ==========
Weighted average number of
 common shares outstanding              9,000,000        2,500,000       8,765,000         1,569,444
                                       ==========       ==========      ==========        ==========


               See accompanying notes to the financial statements

CASITA ENTERPRISES INC.
(A Development Stage Company)
Statement of Cash Flows

                                                                                                     February 12, 2007
                                                                 Six months     February 12, 2007      (inception)
                                                                   ended            through              through
                                                                  June 30,          June 30,             June 30,
                                                                    2008              2007                 2008
                                                                  --------          --------             --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(21,471)         $ (3,445)            $(35,029)
  Changes in operating assets & liabilities
    Loan payable from Director                                          --                --                3,645
    Accounts Payable                                                (2,000)               75                   --
                                                                  --------          --------             --------
          Net cash (used in) operating activities                  (23,471)           (3,370)             (31,384)

CASH FLOW FROM INVESTING ACTIVITIES

          Net cash provided by (used in) investing activities           --                --                   --

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            16,000            10,000               36,000
                                                                  --------          --------             --------
          Net cash provided by financing activities                 16,000            10,000               36,000

Net increase in cash                                                (7,471)            6,630                4,616

Cash at beginning of period                                         12,087                --                   --
                                                                  --------          --------             --------

Cash at end of period                                             $  4,616          $  6,630             $  4,616
                                                                  ========          ========             ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

These interim financial statements for the three and six month periods ended June 30, 2008 and 2007, and for the period from February 12, 2007 (inception) to June 30, 2008, are not audited. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2008, the Company did not have any cash equivalents.

D. STOCKHOLDERS' EQUITY

The Company accounts for stock transactions with nonemployees based on the fair value of the consideration received. Stock transactions with employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues during the period from February 12, 2007 (inception) to June 30, 2008 and has a deficit accumulated during the development stage as of June 30, 2008 of $35,029. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are to raise funds through debt or equity offerings, to fund its operations over the next twelve months.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 4. RELATED PARTY TRANSACTIONS

On March 6, 2007, the Company issued 2,500,000 shares of common stock to its President and sole Director for $10,000.

While the company was seeking additional capital, the director advanced funds to the company to pay for organizational costs and other expenses incurred. These funds are interest free with no specific terms of repayment. The balance due the director on June 30, 2008 was $3,645.

NOTE 5. INCOME TAXES

                                                             As of June 30, 2008
                                                             -------------------
     Deferred tax assets:
     Net operating loss carryforwards                             $ 35,029
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      11,910
     Valuation allowance                                           (11,910)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 6. NET OPERATING LOSSES

As of June 30, 2008, the Company has a net operating loss carryforward of approximately $35,029. The net operating loss carryforward begins to expire twenty years from the date the loss was incurred.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

     *    Common  stock,   $0.001  par  value:   50,000,000  shares  authorized;
          9,000,000 shares issued and outstanding.

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

For 2008 our operational goals include:

While working to implement our business plan, we have relied upon our director to loan funds required to maintain our startup operations. Our director is now considering outside sources of funding to replace the funding provided by our director. During our current year, as we seek additional funding, we intend to reduce the level of our operations in order to maintain our cash flow and incur a lower level of expenses until more financial resources are available. We plan to seek funds through sales of our equity securities or through outside debt.

When we have sufficient funding, we plan to hire two IT technical service personnel that our director has now located in order to meet our company's technical personnel skill requirements. We plan to purchase computer service equipment as soon as we hire service personnel. Based upon our ability to find competent service personnel, we believe we will be able to offer our IT services to business customers by the end of this year.

We currently pay our president a management fee of $450 per month which also includes the use of his existing shop area of approximately 700 square feet. We estimate our total costs and expenses for 2008 to be: $4,500 for officer salary and use of shop space, employee costs for two salaries of IT service technicians $6,000, purchase of furniture and equipment $2,100, telephone & utilities $2,000, costs of website and marketing $2,100, auto fuel and maintenance $1,300. Based upon these estimates for the coming year, total cost of operations will be approximately $18,000.

We will only be able to begin delivering bids for IT services to business customers after hiring our service technicians. We anticipate we will be successful in winning enough bids for IT services to begin providing IT services by December 2008. After completing IT services and invoicing our customers, we anticipate receiving revenues from our customers' payments to us during the first quarter of 2009. Our budgeted costs and projected sales are estimates based upon our president's past experience in this same type of business. Our president has verbally agreed to loan the company interest free funds in the event we have a shortfall in operating capital in our start-up phase during the next twelve months. This potential cash shortfall has been taken into account by our president in his estimates of costs necessary to begin our operations, and maintain enough positive cash flow during the time needed to assemble job bids, submit bids, win bids, provide customers services, invoice customers, and receive payment from customers. Our president has the experience to know that while all of these service sales steps necessary to finally collect payment from customers are based upon reasonable time estimates, we must be prepared for the reality of delays in the actual receipt of customer payments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $4,616. We believe our existing cash balance will only be sufficient to fund our operations for the next twelve months if our director continues to loan funds to us. Our director has loaned the company $3,645 and has agreed to loan the company funds as needed. The loan is non-interest bearing and has no specific terms of repayment. In the event our director does not provide such funding if it becomes necessary our business may fail and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $36,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $35,029 in expenses from inception (February 12, 2007) through June 30, 2008. For the three month periods ended June 30, 2008 and 2007 we incurred $13,592 and $3,445 in expenses. These costs consisted of operating and administrative expenses.

The following table provides selected financial data about our company for the period ended June 30, 2008.

                      Balance Sheet Data:           6/30/08
                      -------------------           -------

                      Cash                          $4,616
                      Total assets                  $4,616
                      Total liabilities             $3,645
                      Shareholders' equity          $  971

In March 2007, our director purchased 2,500,000 shares of common stock for $10,000. In July 2007, four non-affiliated investors purchased 2,500,000 shares of common stock for a total of $10,000. In January 2008, we successfully completed an offering of 4,000,000 shares of our common stock to forty non-affiliated investors for total proceeds of $16,000.

Our cash balance has been materially reduced this year. We will need additional funds which we plan to raise through sales of our equity securities and loans from banks or third parties to continue our business plan. No assurances can be given that we will be able to raise additional funds to satisfy our financial requirements. At some point, even with reduced operations, we may determine we our business operations will cease due to a lack of financial resources. We may look for other potential business opportunities that might be available to us. There are no assurances that we will find other business opportunities, or find business opportunities that meet our goals, or that we will have financial resources required to take advantage of any possible business opportunities.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Casita Enterprises, Inc. (Registrant)


/s/ Jose Cisneros                                                August 12, 2008
----------------------------------------------------------       ---------------
Jose Cisneros                                                         Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)