Form 10-Q
period 2008-09-30
Casita Enterprises, Inc.
filed 2008-11-14
CIK 1398805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2008

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

The number of registrant's shares of common stock, $0.001 par value, outstanding as of November 12, 2008 was 9,000,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                  September 30,       December 31,
                                                                      2008               2007
                                                                    --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                              $  4,650           $ 12,087
                                                                    --------           --------
Total Current Assets                                                   4,650             12,087
                                                                    --------           --------

TOTAL ASSETS                                                        $  4,650           $ 12,087
                                                                    ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                                  $     --           $  2,000
  Loan Payable - Director                                           $  7,645           $  3,645
                                                                    --------           --------

TOTAL LIABILITIES                                                   $  7,645           $  5,645
                                                                    --------           --------

STOCKHOLDERS' EQUITY
  Common Stock; 50,000,000 shares authorized; par value
   $.001; 9,000,000 and 5,000,000 shares issued and
   outstanding at September 30, 2008 and December 31, 2007             9,000              5,000
  Additional Paid-in Capital                                          27,000             15,000
  Deficit accumulated during the Development Stage                   (38,995)           (13,558)
                                                                    --------           --------

TOTAL STOCKHOLDERS' EQUITY                                            (2,995)             6,442
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  4,650             12,087
                                                                    ========           ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                      February 12, 2007   February 12, 2007
                                     Three months     Three months     Nine months      (Inception)         (Inception)
                                        ended            ended            ended           through             through
                                     September 30,    September 30,    September 30,    September 30,       September 30,
                                         2008             2007             2008             2007                2008
                                      ----------       ----------       ----------       ----------          ----------
REVENUES
  Revenues                            $       --       $       --       $       --       $       --          $       --
                                      ----------       ----------       ----------       ----------          ----------
TOTAL REVENUES                                --               --               --               --                  --

OPERATING EXPENSE
  Administrative Expense                  (3,967)          (6,803)         (25,437)         (10,247)            (38,995)
                                      ----------       ----------       ----------       ----------          ----------

NET (LOSS)                            $   (3,967)      $   (6,803)      $  (25,437)      $  (10,247)         $  (38,995)
                                      ==========       ==========       ==========       ==========          ==========

Basic and Diluted (loss) per share    $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)

Weighted average number of common
 shares outstanding                    9,000,000        4,320,652        8,781,022        2,956,522


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                  February 12,2007     February 12, 2007
                                                               Nine months          (Inception)          (Inception)
                                                                  ended               through              through
                                                               September 30,        September 30,        September 30,
                                                                   2008                 2007                 2008
                                                                 --------             --------             --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(25,437)            $(10,247)            $(38,995)
  Changes in operating assets & liabilities
    Loan payable from Director                                      4,000                3,645                7,645
    Accounts Payable                                               (2,000)                  --                   --
                                                                 --------             --------             --------
          Net cash (used in) operating activities                 (23,437)              (6,602)             (31,350)

CASH FLOW FROM INVESTING ACTIVITIES
          Net cash provided by (used in) investing activities          --                   --                   --

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           16,000               20,000               36,000
                                                                 --------             --------             --------
          Net cash provided by financing activities                16,000               20,000               36,000

Net increase in cash                                               (7,437)              13,398                4,650

Cash at beginning of period                                        12,087                   --                   --
                                                                 --------             --------             --------

Cash at end of period                                            $  4,650             $ 13,398             $  4,650
                                                                 ========             ========             ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                                   (Unaudited)


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31, year-end.

These interim financial statements for the three and nine month periods ended September 30, 2008 and 2007, and for the period from February 12, 2007 (inception) to September 30, 2008, are not audited. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2008, the Company did not have any cash equivalents.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                                   (Unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                                   (Unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues during the period from February 12, 2007 (inception) to September 30, 2008 and has a deficit accumulated during the development stage as of September 30, 2008 of $38,995. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are to raise funds through debt or equity offerings, to fund its operations over the next twelve months.

NOTE 4. RELATED PARTY TRANSACTIONS

On March 6, 2007, the Company issued 2,500,000 shares of common stock to its President and sole Director for $10,000.

While the company was seeking additional capital, the director advanced funds to the company to pay for organizational costs and other expenses incurred. These funds are interest free with no specific terms of repayment. The balance due the director on September 30, 2008 was $7,645.

NOTE 5. INCOME TAXES

                                                        As of September 30, 2008
                                                        ------------------------
     Deferred tax assets:
     Net operating loss carryforwards                            $ 38,995
     Other                                                              0
                                                                 --------
     Gross deferred tax assets                                     13,259
     Valuation allowance                                          (13,259)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 6. NET OPERATING LOSSES

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $38,995. The net operating loss carryforward begins to expire twenty years from the date the loss was incurred.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                                   (Unaudited)


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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

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

Since inception, we have set ambitious business goals to provide value to our shareholders. We plan to continue our efforts to achieve our business goals, however we now face a major economic downturn in Mexico and the United States that has affected our abilities to obtain additional funding for our business operations. Our director continues to provide funding for our basic business operations, but we cannot operate our business on the scale we believe is profitable without additional outside capital. As of the date of this filing, our director has been unsuccessful in securing any new outside sources willing to provide us with necessary funding. During our current year, as we seek additional funding, we intend to reduce the level of our operations in order to maintain our cash flow and incur a lower level of expenses until more financial resources are available. We plan to seek funds through sales of our equity securities or through outside debt.

Only if we have sufficient funding will we be able to hire the two IT technical service personnel we need in order to meet our company's technical personnel skill requirements. We plan to purchase computer service equipment when we are able to hire service personnel. Based upon our ability to find competent service personnel, we believe we will be able to offer our IT services to business customers by the end of 2009.

In the past we were able to pay our president a management fee of $450 per month which also includes the use of his existing shop area of approximately 700 square feet. We may need to delay paying our director so that our available funds can be used for administrative and minor operating expenses. Without new outside funding, we will likely only budget $1,000 to $1,500 per month in basic operations until the last quarter of 2009. If we are able to secure funding as economic conditions improve in Mexico, we will continue our original operating plans with estimated expenditures per month of approximately $4,500 for officer salary and use of shop space, employee costs for two salaries of IT service technicians $6,000, purchase of furniture and equipment $2,100, telephone & utilities $2,000, costs of website and marketing $2,100, auto fuel and maintenance $1,300. Based upon these future estimates, contingent upon future additional capital, total cost of operations will be approximately $18,000 for one year.

We will only be able to begin delivering bids for IT services to business customers after hiring our service technicians. We anticipate we will be successful in winning enough bids for IT services once we have sufficient capital to continue our IT services operating plan. At this time we anticipate we will be forced by current financial conditions to only be able to continue our original operating plan near the end of 2009. Once we are able to implement IT services and invoice our customers, we anticipate receiving revenues from our customers' payments to us during the first quarter of 2010. Our budgeted costs and projected sales are estimates based upon our president's past experience in this same type of business. Due to current financial conditions in Mexico, we are unable to predict when or if we will be able to raise outside capital to continue our original business plan.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $4,650. We believe our existing cash balance will only be sufficient to fund our minor level of operations for the next twelve months if our director continues to loan funds to us. Our director has loaned the company $7,645 and has agreed to loan the company funds as needed. The loan is non-interest bearing and has no specific terms of repayment. In the event our director does not provide such funding if it becomes necessary our business may fail and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $36,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $38,995 in expenses from inception (February 12, 2007) through September 30, 2008. For the three month periods ended September 30, 2008 and 2007 we incurred $3,967 and $6,803 in expenses. These costs consisted of operating and administrative expenses.

The following table provides selected financial data about our company for the period ended September 30, 2008.

                     Balance Sheet Data:           9/30/08
                     -------------------           -------

                     Cash                          $ 4,650
                     Total assets                  $ 4,650
                     Total liabilities             $ 7,645
                     Stockholders' equity          $(2,995)

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report,

September 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Casita Enterprises, Inc. (Registrant)


/s/ Jose Cisneros                                              November 12, 2008
----------------------------------------------------------     -----------------
Jose Cisneros                                                         Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)