Form 10-K
period 2008-12-31
Casita Enterprises, Inc.
filed 2009-03-30
CIK 1398805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                        Commission file number 333-147104


                            Casita Enterprises, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 20-8457250
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                        1093 East Main Street, Suite 508
                               El Cajon, CA 92021
               (Address of Principal Executive Offices & Zip Code)

                  Telephone: (775) 352-4133 Fax: (775) 996-8780
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 30, 2009, the registrant had 9,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                            CASITA ENTERPRISES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       5
Item 2.   Properties                                                         7
Item 3.   Legal Proceedings                                                  7
Item 4.   Submission of Matters to a Vote of Securities Holders              7

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters           7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9
Item 8.   Financial Statements                                              14
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          22
Item 9A.  Controls and Procedures                                           22

                                    Part III

Item 10.  Directors and Executive Officers                                  24
Item 11.  Executive Compensation                                            26
Item 12.  Security Ownership of Certain Beneficial Owners and Management    27
Item 13.  Certain Relationships and Related Transactions                    28
Item 14.  Principal Accounting Fees and Services                            28

                                     Part IV

Item 15.  Exhibits                                                          29

Signatures                                                                  29

                                     PART I

ITEM 1. BUSINESS

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our shares are listed on the OTC Electronic Bulletin Board, but there can be no assurance that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH IS SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

To be eligible for quotation on the OTC Bulletin Board we must remain current in our filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance we would be unable to maintain or listing on the OTCBB.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 12, 2008 we received our listing for quotation on the Over-the-Counter Bulletin Board under the symbol "CSTA". To date there has not been an active trading market.

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

Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;
     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;
     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;
     - contains a toll-free telephone number for inquiries on disciplinary actions;
     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

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

SHARES AVAILABLE UNDER RULE 144

There are currently 2,500,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 2,500,000 shares are held by our officer and director. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

HOLDERS

As of December 31, 2008, we have 9,000,000 Shares of $0.001 par value common stock issued and outstanding held by 45 shareholders of record.

Island Stock Transfer is our transfer agent.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Since inception, we have set ambitious business goals to provide value to our shareholders. We plan to continue our efforts to achieve our business goals; however we now face a major economic downturn in Mexico and the United States that has affected our abilities to obtain additional funding for our business operations. Our director continues to provide funding for our basic business operations, but we cannot operate our business on the scale we believe is profitable without additional outside capital. As of the date of this filing, our director has been unsuccessful in securing any new outside sources willing to provide us with necessary funding. For the next year, as we seek additional funding, we intend to reduce the level of our operations in order to maintain our cash flow and incur a lower level of expenses until more financial resources are available. We plan to seek funds through sales of our equity securities or through outside debt.

Only if we have sufficient funding, will we be able to hire the two IT technical service personnel we need in order to meet our company's technical personnel skill requirements. We plan to purchase computer service equipment when we are able to hire service personnel. Based upon our ability to find competent service personnel, we believe we will be able to offer our IT services to business customers by the end of 2009.

In the past we were able to pay our president a management fee of $450 per month which also included the use of his existing shop area of approximately 700 square feet. We have now delayed paying our director so that our available funds can be used for administrative and minor operating expenses. Without new outside funding, we will likely only budget $1,000 to $1,500 per month in basic operations until the last quarter of 2009. If we are able to secure funding as economic conditions improve in Mexico, we will continue our original operating plans with estimated expenditures per month of approximately $4,500 for officer salary and use of shop space, employee costs for two salaries of IT service technicians $6,000, purchase of furniture and equipment $2,100, telephone & utilities $2,000, costs of website and marketing $2,100, auto fuel and maintenance $1,300. Based upon these future estimates, contingent upon future additional capital, total cost of operations will be approximately $18,000 for one year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $6,307. We believe our existing cash balance will only be sufficient to fund our minor level of operations for the next twelve months if our director continues to loan funds to us. Our director has loaned the company $11,645 and has agreed to loan the company funds as needed. The loan is non-interest bearing and has no specific terms of repayment. In the event our director does not provide such funding if it becomes necessary our business may fail and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $36,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $41,538 in expenses from inception (February 12, 2007) through December 31, 2008. For the years ended December 31, 2008 and 2007 we incurred $27,980 and $13,558 in expenses. These costs consisted of operating and administrative expenses.

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

           Balance Sheet Data:           12/31/08           12/31/07
           -------------------           --------           --------

           Cash                          $  6,307           $ 12,087
           Total assets                  $  6,307           $ 12,087
           Total liabilities             $ 11,845           $  5,645
           Stockholders' equity          $ (5,538)          $  6,442

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

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2008, the Company did not have any cash equivalents.

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

F. INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.

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

ITEM 8. FINANCIAL STATEMENTS


                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Casita Enterprises Inc.
(a development stage company)

We have audited the accompanying balance sheet of Casita Enterprises Inc. (the Company), a development stage company, as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the period from inception (February 12, 2007) through December 31, 2008. Casita Enterprises Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casita Enterprises Inc., a development stage company, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period from inception (February 12, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Madsen & Associates CPA's, Inc.
------------------------------------------
Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
March 23, 2009

                            Casita Enterprises Inc.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                         December 31,       December 31,
                                                                            2008               2007
                                                                          --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                                    $  6,307           $ 12,087
                                                                          --------           --------
Total Current Assets                                                         6,307             12,087

      TOTAL ASSETS                                                        $  6,307           $ 12,087
                                                                          ========           ========


LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                                        $    200           $  2,000
  Loan Payable - Director                                                   11,645              3,645
                                                                          --------           --------

     TOTAL LIABILITIES                                                      11,845              5,645
                                                                          --------           --------
STOCKHOLDERS' EQUITY
  Common Stock; 50,000,000 shares authorized; par value $.001
   9,000,000 shares issued and outstanding at December 31, 2008;
   5,000,000 shares issued and outstanding at December 31, 2007              9,000              5,000
  Additional Paid-in Capital                                                27,000             15,000
  Deficit accumulated during the Development Stage                         (41,538)           (13,558)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  (5,538)             6,442
                                                                          --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  6,307           $ 12,087
                                                                          ========           ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                               For the Period
                                                              February 12, 2007    February 12, 2007
                                                                 (Inception)          (Inception)
                                            Year Ended             Through              Through
                                            December 31,         December 31,         December 31,
                                               2008                 2007                 2008
                                            ----------           ----------           ----------
REVENUES
  Revenues                                  $       --           $       --           $       --
                                            ----------           ----------           ----------
TOTAL REVENUES                                      --                   --                   --

OPERATING EXPENSE
  Administrative Expense                       (27,980)             (13,558)             (41,538)
                                            ----------           ----------           ----------

NET (LOSS)                                  $  (27,980)          $  (13,558)          $  (41,538)
                                            ==========           ==========           ==========

Basic and Diluted (loss) per share          $    (0.00)          $    (0.01)


Weighted average number of
 common shares outstanding                   9,000,000            3,520,000


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
          From Inception (February 12, 2007) through December 31, 2008

                                                                                         Deficit
                                                                                       Accumulated
                                              Shares of       Common     Additional      During
                                               Common         Stock       Paid-in      Development       Total
                                                Stock         Amount      Capital         Stage          Equity
                                                -----         ------      -------         -----          ------
Balance at February 12, 2007                         --      $    --     $     --       $      --       $     --

Stock issued for cash March 9, 2007           2,500,000        2,500        7,500                         10,000
Stock issued for cash July 25, 2007           2,500,000        2,500        7,500                         10,000
Net loss through December 31, 2007                                                        (13,558)       (13,558)
                                             ----------      -------     --------       ---------       --------
Balance at December 31, 2007                  5,000,000        5,000       15,000         (13,558)         6,442
                                             ----------      -------     --------       ---------       --------

Stock issued for cash January 11, 2008        4,000,000        4,000       12,000                         16,000
Net loss through December 31, 2008                                                        (27,980)       (27,980)
                                             ----------      -------     --------       ---------       --------

BALANCE AT DECEMBER 31, 2008                  9,000,000      $ 9,000     $ 27,000       $ (41,538)      $ (5,538)
                                             ==========      =======     ========       =========       ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                  For the Period
                                                                                 February 12, 2007    February 12, 2007
                                                                                    (Inception)          (Inception)
                                                                 Year Ended           Through              Through
                                                                 December 31,       December 31,         December 31,
                                                                    2008               2007                 2008
                                                                  --------           --------             --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(27,980)          $(13,558)            $(41,538)
  Changes in operating assets & liabilities
    Loan payable from Director                                       8,000              3,645               11,645
    Accounts Payable                                                (1,800)             2,000                  200
                                                                  --------           --------             --------
          Net cash (used in) operating activities                  (21,780)            (7,913)             (29,693)

CASH FLOW FROM INVESTING ACTIVITIES
          Net cash provided by (used in) investing activities           --                 --                   --

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            16,000             20,000               36,000
                                                                  --------           --------             --------
          Net cash provided by financing activities                 16,000             20,000               36,000

Net increase in cash                                                (5,780)            12,087                6,307

Cash at beginning of period                                         12,087                 --                   --
                                                                  --------           --------             --------

CASH AT END OF PERIOD                                             $  6,307           $ 12,087             $  6,307
                                                                  ========           ========             ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


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

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2008, the Company did not have any cash equivalents.

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

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues during the period from February 12, 2007 (inception) to December 31, 2008 and has a deficit accumulated during the development stage as of December 31, 2008 of $41,538. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are to raise funds through debt or equity offerings, to fund its operations over the next twelve months.

NOTE 4. RELATED PARTY TRANSACTIONS

On March 6, 2007, the Company issued 2,500,000 shares of common stock to its President and sole Director for $10,000.

While the company was seeking additional capital, the director advanced funds to the company to pay for organizational costs and other expenses incurred. These funds are interest free with no specific terms of repayment. The balance due the director on December 31, 2008 was $11,645.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 5. INCOME TAXES

                                                         As of December 31, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating loss carryforwards                           $ 41,538
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    14,123
     Valuation allowance                                         (14,123)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 6. NET OPERATING LOSSES

As of December 31, 2008, the Company has a net operating loss carryforward of approximately $41,538. The net operating loss carryforward begins to expire twenty years from the date the loss was incurred.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 9,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Our sole executive officer and director and his age as of the date of this report is as follows:

    Name            Age                             Position
    ----            ---                             --------

Jose Cisneros       59       President, Chief Executive Officer, Chief Financial
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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal year that ended December 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jose            2007     $0         0           0            0          0            0             0         0
Cisneros,       2008     $0         0           0            0          0            0             0         0
President,
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Jose           0              0              0           0           0           0            0           0            0
Cisneros

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Jose Cisneros       0         0           0            0                0               0            0

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

EMPLOYMENT AGREEMENTS & BENEFITS

We do not have any employment agreements in place with our sole officer and director. We do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this report and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                         Name and Address                Amount and Nature         Percent
Title of Class          of Beneficial Owner             of Beneficial Owner       of Class (1)
--------------          -------------------             -------------------       ------------
Common Stock         Jose Cisneros                            2,500,000               28%
                     1093 E Main St, Suite 508
                     El Cajon, CA  92021

Common Stock         All executive officers                   2,500,000               28%
                     and directors as a group

----------
(1) The percent of class is based on 9,000,000 shares of our common stock issued and outstanding as of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Cisneros, the officer of the corporation at no charge.

Mr. Cisneros purchased 2,500,000 shares of the company's common stock for cash in the amount of $10,000. The stock was valued at $0.004 per share.

As of December 31, 2008 our director had loaned the company $11,645 for organizational and operating costs. The loan is non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews were $9,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews were $5,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

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

Casita Enterprises, Inc.


/s/ Jose Cisneros                                                 March 30, 2009
------------------------------------                              --------------
By: Jose Cisneros                                                      Date
(Principal Executive Officer & Sole Director)

In accordance with the requirements of the Securities Act of 1933, this annual report was signed by the following person in the capacity and on the date as stated.


/s/ Jose Cisneros                                                 March 30, 2009
------------------------------------                              --------------
Jose Cisneros                                                          Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)