Form 10-Q
period 2009-06-30
Casita Enterprises, Inc.
filed 2009-08-14
CIK 1398805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2009

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

The number of registrant's shares of common stock, $0.001 par value, outstanding as of August 12, 2009 was 9,000,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            Casita Enterprises Inc.
                         (A Development Stage Company)
                                 Balance Sheet

                                                            June 30,          December 31,
                                                              2009               2008
                                                            --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                      $    638           $  6,307
                                                            --------           --------
Total Current Assets                                             638           $  6,307
                                                            --------           --------

TOTAL ASSETS                                                $    638           $  6,307
                                                            ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                          $    100                200
  Loan Payable - Director                                     16,645             11,645
                                                            --------           --------

TOTAL LIABILITIES                                             16,745             11,845
                                                            --------           --------

STOCKHOLDERS' EQUITY
  Common Stock; 50,000,000 shares authorized;
   par value $.001 9,000,000 shares issued and
   outstanding at June 30, 2008                                9,000              9,000
  Additional Paid-in Capital                                  27,000             27,000
  Deficit accumulated during the Development Stage           (52,107)           (41,538)
                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                   (16,107)            (5,538)
                                                            --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    638              6,307
                                                            ========           ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statement of Operations

                                                                                                  February 12, 2007
                                    Three months    Three months     Six months      Six months      (inception)
                                       ended           Ended           ended           ended          through
                                      June 30,        June 30,        June 30,        June 30,        June 30,
                                        2009            2008            2009            2008            2009
                                     ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                           $       --      $       --      $       --      $       --      $       --
                                     ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                               --              --              --              --              --

OPERATING EXPENSE
  Administrative Expense                 (2,823)        (13,592)        (10,569)        (21,471)        (52,107)
                                     ----------      ----------      ----------      ----------      ----------

NET (LOSS)                           $   (2,823)     $  (13,592)     $  (10,569)     $  (21,471)     $  (52,107)
                                     ==========      ==========      ==========      ==========      ==========

Basic and Diluted (loss) per share   $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)

Weighted average number of
 common shares outstanding            9,000,000       9,000,000       9,000,000       8,765,000


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                                                     February 12, 2007
                                                                  Six months         Six months         (inception)
                                                                    ended              ended             through
                                                                   June 30,           June 30,           June 30,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(10,569)          $(21,471)          $(52,107)
  Changes in operating assets & liabilities
    Loan payable from Director                                        5,000                 --             16,645
    Accounts Payable                                                   (100)            (2,000)               100
                                                                   --------           --------           --------
          Net cash (used in) operating activities                    (5,669)           (23,471)           (35,362)

CASH FLOW FROM INVESTING ACTIVITIES
          Net cash provided by (used in) investing activities            --                 --                 --

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 --             16,000             36,000
                                                                   --------           --------           --------
          Net cash provided by financing activities                      --             16,000             36,000

Net increase in cash                                                 (5,669)            (7,471)               638

Cash at beginning of period                                           6,307             12,087                 --
                                                                   --------           --------           --------

Cash at end of period                                              $    638           $  4,616           $    638
                                                                   ========           ========           ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


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

These interim financial statements for the three and six month periods ended June 30, 2009 and 2008, and for the period from February 12, 2007 (inception) to June 30, 2009, are not audited. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2009, the Company did not have any cash equivalents.

D. STOCKHOLDERS' EQUITY

The Company accounts for stock transactions with nonemployees based on the fair value of the consideration received. Stock transactions with employees are

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues during the period from February 12, 2007 (inception) to June 30, 2009 and has a deficit accumulated during the development stage as of June 30, 2009 of $52,107. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are to raise funds through debt or equity offerings, to fund its operations over the next twelve months.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009


NOTE 4. RELATED PARTY TRANSACTIONS

On March 9, 2007, the Company issued 2,500,000 shares of common stock to its President and sole Director for $10,000.

While the company was seeking additional capital, the director advanced funds to the company to pay for organizational costs and other expenses incurred. These funds are interest free with no specific terms of repayment. The balance due the director on June 30, 2009 was $16,645.

NOTE 5. INCOME TAXES

                                                             As of June 30, 2009
                                                             -------------------
     Deferred tax assets:
       Net operating loss carryforwards                           $ 52,107
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    17,716
       Valuation allowance                                         (17,716)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 6. NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carryforward of approximately $52,107. The net operating loss carryforward begins to expire twenty years from the date the loss was incurred.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2009 was $638. We believe our existing cash balance will only be sufficient to fund our minor level of operations for the next twelve months if our director continues to loan funds to us. Our director has loaned the company $16,645 and has agreed to loan the company funds as needed. The loan is non-interest bearing and has no specific terms of repayment. In the event our director does not provide such funding if it becomes necessary our business may fail and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $36,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $52,107 in expenses from inception (February 12, 2007) through June 30, 2009. For the three month periods ended June 30, 2009 and 2008 we incurred $2,823 and $13,592 in expenses. These costs consisted of operating and administrative expenses.

The following table provides selected financial data about our company for the period ended June 30, 2009.

                    Balance Sheet Data:            6/30/09
                    -------------------            -------

                    Cash                          $    638
                    Total assets                  $    638
                    Total liabilities             $ 16,745
                    Stockholders' equity          $(16,107)

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report,

June 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


/s/ Jose Cisneros                                                August 12, 2009
----------------------------------------------------------       ---------------
Jose Cisneros                                                         Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)