Form 10-Q
period 2009-09-30
Casita Enterprises, Inc.
filed 2009-11-13
CIK 1398805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of registrant's shares of common stock, $0.001 par value, outstanding as of November 10, 2009 was 9,000,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Casita Enterprises Inc.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                     September 30,       December 31,
                                                                         2009               2008
                                                                       --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                                 $    165           $  6,307
                                                                       --------           --------
Total Current Assets                                                        165           $  6,307

TOTAL ASSETS                                                           $    165           $  6,307
                                                                       ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                                     $    100           $    200
  Loan Payable - Director                                                18,145             11,645
                                                                       --------           --------

TOTAL LIABILITIES                                                        18,245             11,845
                                                                       --------           --------

STOCKHOLDERS' EQUITY
  Common Stock; 50,000,000 shares
   authorized; par value $.001  9,000,000 shares issued
   and outstanding at September 30, 2009 and December 31,2008             9,000              9,000
  Additional Paid-in Capital                                             27,000             27,000
  Deficit accumulated during the Development Stage                      (54,080)           (41,538)
                                                                       --------           --------

TOTAL STOCKHOLDERS' EQUITY                                              (18,080)            (5,538)
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    165              6,307
                                                                       ========           ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                                        February 12, 2007
                                      Three months     Three months     Nine months      Nine months       (inception)
                                         ended            Ended            ended            ended            through
                                      September 30,    September 30,    September 30,    September 30,     September 30,
                                          2009             2008             2009             2008              2009
                                       ----------       ----------       ----------       ----------        ----------
REVENUES
  Revenues                             $       --       $       --       $       --       $       --        $       --
                                       ----------       ----------       ----------       ----------        ----------
TOTAL REVENUES                                 --               --               --               --                --

General and Administrative Expense         (1,973)          (3,967)         (12,542)         (25,437)          (54,080)
                                       ----------       ----------       ----------       ----------        ----------

NET (LOSS)                             $   (1,973)      $   (3,967)      $  (12,542)      $  (25,437)       $  (54,080)
                                       ==========       ==========       ==========       ==========        ==========

Basic and Diluted (loss) per share     $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)

Weighted average number of
 common shares outstanding              9,000,000        9,000,000        9,000,000        9,000,000


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                   February 12, 2007
                                                                Nine months        Nine months        (inception)
                                                                   ended              ended             through
                                                                September 30,      September 30,      September 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(12,542)          $(25,437)          $(54,080)
  Changes in operating assets & liabilities
    Loan payable from Director                                       6,500              4,000             18,145
    Accounts Payable                                                  (100)            (2,000)               100
                                                                  --------           --------           --------
          Net cash (used in) operating activities                   (6,142)           (23,437)           (35,835)

CASH FLOW FROM INVESTING ACTIVITIES

          Net cash provided by (used in) investing activities           --                 --                 --

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                --             16,000             36,000
                                                                  --------           --------           --------
          Net cash provided by financing activities                     --             16,000             36,000

Net increase in cash                                                (6,142)            (7,437)               165

Cash at beginning of period                                          6,307             12,087                 --
                                                                  --------           --------           --------

Cash at end of period                                             $    165           $  4,650           $    165
                                                                  ========           ========           ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


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

These interim financial statements for the three and nine month periods ended September 30, 2009 and 2008, and for the period from February 12, 2007 (inception) to September 30, 2009, are not audited. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30 2009, the Company did not have any cash equivalents.

D. STOCKHOLDERS' EQUITY

The Company accounts for stock transactions with nonemployees based on the fair value of the consideration received. Stock transactions with employees are

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues during the period from February 12, 2007 (inception) to September 30, 2009 and has a deficit accumulated during the development stage as of September 30, 2009 of $54,080. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are to raise funds through debt or equity offerings, to fund its operations over the next twelve months.

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 4. RELATED PARTY TRANSACTIONS

On March 9, 2007, the Company issued 2,500,000 shares of common stock to its President and sole Director for $10,000.

While the company was seeking additional capital, the director advanced funds to the company to pay for organizational costs and other expenses incurred. These funds are interest free with no specific terms of repayment. The balance due the director on September 30, 2009 was $18,145.

NOTE 5. INCOME TAXES

                                                        As of September 30, 2009
                                                        ------------------------
     Deferred tax assets:
       Net operating loss carryforwards                         $ 54,080
       Other                                                           0
                                                                --------
       Gross deferred tax assets                                  18,387
       Valuation allowance                                       (18,387)
                                                                --------

       Net deferred tax assets                                  $      0
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

NOTE 6. NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carryforward of approximately $54,080. The net operating loss carryforward begins to expire twenty years from the date the loss was incurred.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $165. We believe our existing cash balance will only be sufficient to fund our minor level of operations for the next twelve months if our director continues to loan funds to us. Our director has loaned the company $18,145 and has agreed to loan the company funds as needed. The loan is non-interest bearing and has no specific terms of repayment. In the event our director does not provide such funding if it becomes necessary our business may fail and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $36,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $54,080 in expenses from inception (February 12, 2007) through September 30, 2009. For the three month periods ended September 30, 2009 and 2008 we incurred $1,973 and $3,967 in expenses, respectively. For the nine month periods ended September 30, 2009 and 2008 we incurred $12,542 and $25,437, respectively. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended September 30, 2009.

                    Balance Sheet Data:            9/30/09
                    -------------------            -------

                    Cash                          $    165
                    Total assets                  $    165
                    Total liabilities             $ 18,245
                    Stockholders' equity          $(18,080)

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the

Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


/s/ Jose Cisneros                                              November 10, 2009
----------------------------------------------------------     -----------------
Jose Cisneros                                                         Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)