Form 10-K
period 2009-12-31
Envision Solar International, Inc.
filed 2010-04-12
CIK 1398805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended: December 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       COMMISSION FILE NUMBER: 333-147104

                       ENVISION SOLAR INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

          Nevada                                                20-8457250
(State or other jurisdiction                                (I.R.S. Employer
      of incorporation)                                   Identification Number)

        7675 Dagget Street
            Suite 150
       San Diego, California                                      92111
(Address of principal executive office)                         (Zip Code)

       Registrant's telephone number, including area code: (858) 799-4583

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the average bid and asked price of such common equity on the OTC Bulletin Board on such date: N/A.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class                                    Outstanding at April 12, 2010
          -----                                    -----------------------------
Common Stock, $0.001 par value                                39,000,000

                      Documents incorporated by reference:

                                      None

PART I. .....................................................................  3

Item 1.     Business ........................................................  3

Item 1B.    Unresolved Staff Comments .......................................  3

Item 2.     Properties ......................................................  3

Item 3.     Legal Proceedings ...............................................  4

Item 4.     Reserved ........................................................  4

Part II. ....................................................................  5

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ...............  5

Item 6.     Selected Financial Data .........................................  5

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...........................................  5

Item 8.     Financial Statements and Supplementary Data .....................  8

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ............................................ 17

Item 9A(T). Controls and Procedures ......................................... 17

Item 9B.    Other Information ............................................... 18

Part III. ................................................................... 18

Item 10.    Directors, Executive Officers and Corporate Governance .......... 19

Item 11.    Executive Compensation .......................................... 21

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ................................. 27

Item 13.    Certain Relationships and Related Transactions, and
            Director Independence ........................................... 28

Item 14.    Principal Accounting Fees and Services .......................... 28

PART IV. .................................................................... 29

Item 15.    Exhibits and Financial Statement Schedules ...................... 29

                                     PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Casita Enterprises, Inc., a Nevada corporation, prior to the reverse merger transaction that was completed on February 12, 2010 and is described in Part III. For a more complete discussion of the reverse merger transaction and the business and operations of Envision Solar International, Inc., a California corporation ("Envision CA"), please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 12, 2010, and as amended on March 31, 2010, which filing is incorporated herein by reference. On March 11, 2010 Envision CA merged with and into us (the "Subsidiary Merger"), and we remained the surviving corporation and continued our existence as a Nevada corporation. In connection with the Subsidiary Merger, we amended our Articles of Incorporation to change our name from "Casita Enterprises, Inc." to "Envision Solar International, Inc." For a more complete discussion of the Subsidiary Merger, please see our Current Report on Form 8-K filed with the SEC on April 12, 2010, which filing is incorporated herein by reference.

ITEM 1. BUSINESS

We were incorporated on February 9, 2007 under the laws of the State of Nevada. Our principal offices were located at 1093 East Main Street, Suite 508, El Cajon, California 92021. While our goal was to market and sell computer installations and maintenance services to small and medium-sized businesses throughout Mexico, we were unsuccessful in developing that business. Prior to the reverse merger described in Part III, we had limited revenue and limited operations.

DESCRIPTION OF OUR BUSINESS AS OF DECEMBER 31, 2009

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Casita Enterprises, Inc. was formed to market and sell computer installations and maintenance services to small and medium-sized businesses throughout Mexico. Our mission was to provide computer network services to businesses seeking a solution for installing and maintaining their computer systems. Information Technology (IT) refers to multiple products and services that turn data into useful, meaningful, accessible information. The Information Technology industry has three main components: computer hardware, software, and services.

Since inception, we had set ambitious business goals to provide value to our shareholders. In 2009 we had difficulties obtaining additional funding for our business operations and our sole director provided funding for our basic business operations, but we could not operate our business on the scale we believed would be profitable without additional outside capital. As of December 31, 2009, our director was unsuccessful in securing any new outside sources willing to provide us with necessary funding. Our cash balance was materially reduced in 2009

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

CASITA ENTERPRISES, INC.

Prior to the reverse merger with Envision CA described in Part III, we maintained our corporate headquarters at 1093 East Main Street, Suite 508, El Cajon, CA 92021. We used such space for no charge from our president.

ENVISION SOLAR INTERNATIONAL, INC.

With the completion of the reverse merger, we relocated our corporate headquarters to 7675 Dagget Street, Suite 150, San Diego, California. We lease approximately 4,200 square feet of office space pursuant to a lease that shall expire in 2013.

In connection with our entry into this lease, we issued to our landlord and real estate broker a 10% convertible note in the amount of $100,000, which shall become due on December 18, 2010 and is subordinated in right of payment to the prior payment in full of all of our existing and future senior indebtedness. The holders of the note may, at their option, convert all or a portion of the outstanding principal amount and unpaid accrued interest as of the date of conversion into shares of our common stock equal to one share for each $0.33 of outstanding principal and unpaid accrued interest. In the event that we receive more than $1,000,000 in a financing or a series of financings (whether related or unrelated) prior to the maturity date of the note, 25% of the proceeds from any such financing in excess of $1,000,000 shall be used to pay down the note. Any funds provided to us by Gemini Master Fund, Ltd. ("Gemini") or any person or entity that co-invests with Gemini shall not be credited towards the $1,000,000 threshold.

Our rents for the periods following the maturity date of the note are set forth below:

               Period                                     Rent
               ------                                     ----
December 19, 2010 through  December 18, 2011      $8,418.00 per month
December 19, 2011 through  December 18, 2012      $8,670.54 per month
December 19, 2012 through December 18, 2013       $8,930.66 per month

ITEM 3. LEGAL PROCEEDINGS

CASITA ENTERPRISES, INC.

Prior to the reverse merger, we were not involved in any legal proceedings and we are not aware of any pending or potential legal actions stemming from our business prior to the reverse merger.

ENVISION SOLAR INTERNATIONAL, INC.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 12, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following suits, all filed in the Superior Court of California, County of San
Diego:

We are party to a wrongful termination suit filed in August 2009 by one of our former employees. The employee was an "at-will" employee under California employment law and claims that he was promised a job as in-house counsel, which never materialized. The plaintiff is seeking general and special damages and punitive damages. We successfully demurred to the plaintiff's complaint. The plaintiff amended his complaint, we answered it and we are now in the discovery stage. We deny any liability under this claim.

We are party to a lawsuit filed in the Superior Court of California, County of San Diego in July 2009. The plaintiff alleges, among other things, that we misrepresented the number of installation contracts we had entered into in order to induce it to invest in our 2008 private placement and enter into projects with us. The lawsuit seeks to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% from April 1, 2009 in monies owed for project work in 2008 and 2009. We are currently responding to the plaintiff's discovery demands. We deny any liability under this claim.

We were sued by our former landlord in May 2009 for, among other things, unpaid rent and damages. We vacated the premises on December 20, 2009 and the landlord repossessed the premises on January 1, 2010. We are attempting to settle this suit.

On February 4, 2010, we were sued by a former vendor for, among other things, breach of contract, fraud and unjust enrichment for approximately $140,000. The plaintiff alleges that we failed to pay it for steel columns and associated labor it provided to us in connection with one of our projects. We are reviewing the claim and have had no further communications with the plaintiff.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. RESERVED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 12, 2008 we received our listing for quotation on the Over-the-Counter Bulletin Board under the symbol "CSTA". We are currently applying for a new stock symbol. Prior to the reverse merger with Envision Solar International, Inc. and through today, there was no public market for our common stock.

On April 7, 2010, there were approximately 80 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis or Financial Condition and Results of Operations relates to the financial condition and results of operations of Casita Enterprises, Inc. as of, and for the years ended, December 31, 2008 and 2009.

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

OVERVIEW

Since inception and as at December 31, 2009 and until February 12, 2010, we set ambitious business goals to provide value to our shareholders. In 2009 we planned to continue our efforts to achieve our business goals; however we faced a major economic downturn in Mexico and the United States that affected our abilities to obtain additional funding for our business operations. Our director provided us with funding for our basic business operations, but we were not able to operate our business on the scale we believed would be profitable without additional outside capital. As of December 31, 2009, our director was unsuccessful in securing any new outside sources willing to provide us with necessary funding.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 was $1,034. Our director has loaned the company $21,145. The loan is non-interest bearing and has no specific terms of repayment. We were a development stage company and generated no revenue as of December 31, 2009. We sold $36,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We had generated no revenues since inception and had incurred $56,211 in expenses from inception through December 31, 2009. For the years ended December 31, 2009 and 2008 we incurred $14,673 and $27,980 in expenses. These costs consisted of operating and administrative expenses.

The following table provides selected financial data about our company for the years ended December 31, 2009 and 2008.

           Balance Sheet Data:           12/31/08           12/31/08
           -------------------           --------           --------

           Cash                          $  1,034           $  6,307
           Total assets                  $  1,034           $  6,307
           Total liabilities             $ 21,245           $ 11,845
           Stockholders' equity          $(20,211)          $ (5,538)

In March 2007, our director purchased 2,500,000 shares of common stock for $10,000. In July 2007, four non-affiliated investors purchased 2,500,000 shares of common stock for a total of $10,000. In January 2008, we successfully completed an offering of 4,000,000 shares of our common stock to forty non-affiliated investors for total proceeds of $16,000.

Our cash balance was materially reduced in 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As at December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31, year-end.

BASIC AND DILUTED EARNINGS PER SHARE

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2009, the Company did not have any cash equivalents.

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

INCOME TAXES

Income taxes are accounted for in accordance with ASC 740. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Casita Enterprises, Inc.
(a Development Stage Company)

We have audited the accompanying balance sheets of Casita Enterprises Inc. (the Company), a Development Stage Company, as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception (February 12, 2007) through December 31, 2009. Casita Enterprises Inc.'s (a Development Stage Company) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casita Enterprises, Inc. (a Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception (February 12, 2007) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Madsen & Associates CPA's, Inc.
---------------------------------------------

Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
March 31, 2010, except for Note 8,
 as to which the date is April 9, 2010

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                              December 31,       December 31,
                                                                 2009               2008
                                                               --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                         $  1,034           $  6,307
                                                               --------           --------
Total Current Assets                                              1,034              6,307
                                                               --------           --------

TOTAL ASSETS                                                   $  1,034           $  6,307
                                                               ========           ========


LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                             $    100           $    200
  Loan Payable - Director                                        21,145             11,645
                                                               --------           --------

TOTAL LIABILITIES                                              $ 21,245             11,845
                                                               --------           --------

STOCKHOLDERS' EQUITY
  Common Stock; 50,000,000 shares authorized;
   par value $.001 9,000,000 shares issued and outstanding
   at December 31, 2009 and December 31, 2008                     9,000              9,000
  Additional Paid-in Capital                                     27,000             27,000
  Deficit accumulated during the Development Stage              (56,211)           (41,538)
                                                               --------           --------

TOTAL STOCKHOLDERS' EQUITY                                      (20,211)            (5,538)
                                                               --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,034           $  6,307
                                                               ========           ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                   February 12, 2007
                                                                                      (Inception)
                                            Year Ended           Year Ended             Through
                                            December 31,         December 31,         December 31,
                                               2009                 2008                 2009
                                            ----------           ----------           ----------
REVENUES
  Revenues                                  $       --           $       --           $       --
                                            ----------           ----------           ----------
TOTAL REVENUES                                      --                   --                   --

OPERATING EXPENSE
  Administrative Expense                       (14,673)             (27,980)             (56,211)
                                            ----------           ----------           ----------

NET (LOSS)                                  $  (14,673)          $  (27,980)          $  (56,211)
                                            ==========           ==========           ==========

Basic and Diluted (loss) per share          $    (0.00)          $    (0.01)

Weighted average number of
 common shares outstanding                   9,000,000            9,000,000


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
          from Inception (February 12, 2007) through December 31, 2009

                                                                                         Deficit
                                                                                       Accumulated
                                              Shares of       Common     Additional      During
                                               Common         Stock       Paid-in      Development       Total
                                                Stock         Amount      Capital         Stage          Equity
                                                -----         ------      -------         -----          ------
Balance at February 12, 2007                         --      $    --     $     --       $      --      $      --

Stock issued for cash March 9, 2007           2,500,000        2,500        7,500                         10,000
Stock issued for cash July 25, 2007           2,500,000        2,500        7,500                         10,000
Net loss through December 31, 2007                                                        (13,558)       (13,558)
                                             ----------      -------     --------       ---------      ---------
Balance at December 31, 2007                  5,000,000        5,000       15,000         (13,558)         6,442
                                             ----------      -------     --------       ---------      ---------

Stock issued for cash January 11, 2008        4,000,000        4,000       12,000                         16,000
Net loss through December 31, 2008                                                        (27,980)       (27,980)
                                             ----------      -------     --------       ---------      ---------
BALANCE AT DECEMBER 31, 2008                  9,000,000        9,000       27,000         (41,538)        (5,538)
                                             ----------      -------     --------       ---------      ---------
Net loss through December 31, 2009                                                        (14,673)       (14,673)
                                             ----------      -------     --------       ---------      ---------

BALANCE AT DECEMBER 31, 2009                  9,000,000      $ 9,000     $ 27,000       $ (56,211)     $ (20,211)
                                             ==========      =======     ========       =========      =========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                              February 12, 2007
                                                                                                 (Inception)
                                                           Year Ended         Year Ended           Through
                                                           December 31,       December 31,       December 31,
                                                              2009               2008               2009
                                                            --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                         $(14,673)          $(27,980)          $(56,211)
  Changes in operating assets & liabilities
    Loan payable from Director                                 9,500              8,000             21,145
    Accounts Payable                                            (100)            (1,800)               100
                                                            --------           --------           --------
      Net cash (used in) operating activities                 (5,273)           (21,780)           (34,966)

CASH FLOW FROM INVESTING ACTIVITIES

      Net cash provided by (used in) investing activities         --                 --                 --

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          --             16,000             36,000
                                                            --------           --------           --------
      Net cash provided by financing activities                   --             16,000             36,000

Net increase in cash                                          (5,273)            (5,780)             1,034

Cash at beginning of period                                    6,307             12,087                 --
                                                            --------           --------           --------

CASH AT END OF PERIOD                                       $  1,034           $  6,307           $  1,034
                                                            ========           ========           ========


               See accompanying notes to the financial statements

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


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

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for income taxes under ASC 740 "INCOME TAXES" which codified SFAS 109, "ACCOUNTING FOR INCOME TAXES" and FIN 48 "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash and accounts payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and 2008.

EARNINGS PER SHARE INFORMATION

FASB ASC 260, "EARNINGS PER SHARE" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

SHARE BASED EXPENSES

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "EQUITY - BASED PAYMENTS TO NON-EMPLOYEES" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". Measurement of share-based payment

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (B) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues during the period from February 12, 2007 (inception) to December 31, 2009 and has a deficit accumulated during the development stage as of December 31, 2009 of $56,211. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are to raise funds through debt or equity offerings, to fund its operations over the next twelve months.

NOTE 4. RELATED PARTY TRANSACTIONS

On March 9, 2007, the Company issued 2,500,000 shares of common stock to its President and sole Director for $10,000.

While the company was seeking additional capital, the director advanced funds to the company to pay for organizational costs and other expenses incurred. These funds are interest free with no specific terms of repayment. The balance due the director on December 31, 2009 was $21,145.

NOTE 5. INCOME TAXES

                                                         As of December 31, 2009
                                                         -----------------------
     Deferred tax assets:
       Net operating loss carryforwards                           $ 56,211
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    19,112
       Valuation allowance                                         (19,112)
                                                                  --------

       Net deferred tax assets                                    $      0
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

                            CASITA ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009


NOTE 6. NET OPERATING LOSSES

As of December 31, 2009, the Company has a net operating loss carryforward of approximately $56,211. The net operating loss carryforward begins to expire twenty years from the date the loss was incurred.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 9,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 9, 2010, which is the date the financial statements were issued.

On February 10, 2010, Casita Enterprises, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger and Reorganization by and among Casita, Envision Solar International, Inc., a privately held California corporation, and ESII Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary of STG. Upon closing of the merger transaction contemplated under the Merger Agreement, ESII Acquisition Corp. was merged with and into Envision, and Envision, as the surviving corporation, became a wholly-owned subsidiary of Casita.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

MANAGEMENT'S REMEDIATION INITIATIVES

At December 31, 2009, in an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we initiated, or planned to initiate, the following series of measures:

Creation of a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

REVERSE MERGER WITH ENVISION CA

On February 12, 2010, we entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Envision CA and ESII Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary ("Acquisition Sub"). Upon the closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), Acquisition Sub was merged with and into Envision CA, and Envision CA, as the surviving corporation, became our wholly-owned subsidiary.

     * At the closing of the Merger, each share of Envision CA's common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 9.398 shares of our common stock (the "Exchange Ratio"), and each option and warrant to purchase Envision CA's common stock was converted on the same basis into, respectively, an option or, in the case of consenting warrant holders, warrants to purchase our common stock. An aggregate of 8,000,000 shares of our common stock were issued to the holders of Envision CA's common stock, and an aggregate of 2,819,340 shares, subject to any adjustments that may be required in order to comply with Sections 409A and 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and 51,808 shares of our common stock were reserved for issuance under such Envision CA options and warrants, respectively.

     * Pursuant to the terms of the Merger Agreement, we assumed all of Envision CA's obligations under Envision CA's outstanding stock options and warrants. Immediately prior to the Merger, Envision CA had outstanding stock options and warrants to purchase an aggregate of 428,980 and 5,513 shares of its common stock, respectively, which outstanding options and warrants became options and warrants to purchase an aggregate of 4,031,472 shares (subject to any adjustments that may be required in order to comply with Sections 409A and 422 of the Code) and 51,808 shares of our common stock, respectively, after giving effect to the Merger. In connection with the assumption of Envision CA's 2007 Unit Option Plan (the "2007 Plan"), under which 100,000 shares of Envision CA's common stock were reserved for issuance as incentive awards to officers, directors, employees and other qualified persons, we reserved 939,800 shares (subject to any adjustments that may be required in order to comply with Sections 409A and 422 of the Code) of our common stock for issuance under the assumed 2007 Plan. In connection with the assumption of Envision CA's 2008 Option Plan (the "2008 Plan"), under which 200,000 shares of Envision CA's common stock were reserved for issuance as incentive awards to officers, directors, employees and other qualified persons, we reserved 1,879,560 shares (subject to any adjustments that may be required in order to comply with Sections 409A and 422 of the Code) of our common stock for issuance under the assumed 2008 Plan. Neither we nor Envision CA had any other options or warrants to purchase shares of capital stock outstanding immediately prior to the closing of the Merger.

     * Upon the closing of the Merger, Jose Cisneros resigned as our sole officer and director, and simultaneously with the Merger a new board of directors and new officers were appointed. Our new board of directors consists of Robert Noble and Jay Potter, previously the directors of Envision CA. In addition, immediately following the Merger, we appointed the previous officers of Envision CA as our officers.

     * Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the "Conveyance Agreement"), we transferred all of our pre-Merger assets and liabilities to our wholly owned subsidiary, Casita Enterprises Holdings, Inc., a Delaware corporation ("SplitCo"). Thereafter, pursuant to a stock purchase agreement (the "Stock Purchase Agreement"), we transferred all of the outstanding capital stock of SplitCo to Jose Cisneros and four of our former stockholders in exchange for certain indemnifications, waivers and releases, along with the cancellation of an aggregate of 5,000,000 shares of our common stock (the "Split-Off"), leaving 12,000,000 shares of common stock outstanding, of which 4,000,000 were shares held by persons who were our stockholders prior to the Merger.

     * Immediately following the Split-Off, our board of directors, pursuant to Section 78.207 of the Neveda Revised Statutes, approved a 3.25-for-1 forward stock split (the "Stock Split"). Pursuant to the Stock Split, every one (1) share of our issued and outstanding common stock was reclassified into 3.25 whole post-split shares of our common stock. In addition, in connection with the Stock Split, our authorized common stock was increased from 50,000,000 shares of common stock to 162,500,000 shares of common stock. No fractional shares of our common stock was issued in connection with the Stock Split. Stockholders who were entitled to a fractional post-split share received in lieu thereof one (1) whole post-split share. Following the Stock Split, each stockholder's percentage ownership interest in us and proportional voting power remained virtually unchanged except for minor changes that resulted from rounding fractional shares into whole shares. The rights and privileges of the holders of our common s tock were substantially unaffected by the Stock Split. All of our issued and outstanding options, warrants, and convertible securities immediately prior to the Stock Split have been adjusted for the Stock Split, including the options and warrants we assumed in the Merger listed above.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Prior to the reverse merger transaction described above, Jose Cisneros, 60, was our sole director and also served as our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. Information regarding Mr. Cisneros is set forth below:

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

EDUCATIONAL BACKGROUND

Preparatory Technical School, Tijuana, Mexico, 1968-1969.

Secondary School, Tijuana, Mexico, 1964-1967.

         In connection with the reverse merger completed on February 12, 2010, Mr. Cisneros resigned his positions and the directors and executive officers of Envision CA became our directors and executive officers. The names of all current executive officers and members of the Board of Directors and certain information regarding them is set forth below. Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

    Name            Age                             Position
    ----            ---                             --------
Robert Noble        57         Chief Executive Officer, President and Chairman
                               of the Board of Directors

Howard Smith        53         Chief Financial Officer

Jay Potter          41         Director

BIOGRAPHIES

DIRECTORS AND OFFICERS

ROBERT NOBLE has served as our chief executive officer, president and chairman of the board of directors since 2006. Prior to founding Envision, Mr. Noble served as the chief executive officer of Tucker Sandler Architects, an architecture firm located in San Diego, California, from 2000 through 2007. Mr. Noble has served as the chairman of Noble Environmental Technologies, Inc., a materials company, since 1998, Ecoinvestment Network, a California company, since 2007, Envision Regenerative Health, a California company, since 2008 and the Noble Group, Inc., a California company, since 2007. Mr. Noble is an accomplished architect, environmental designer, industrial designer and environmental technology entrepreneur. Mr. Noble and his work have won numerous awards, including awards from Popular Science Magazine (Best of What's New), Entrepreneur Magazine (Innovator of the Year, Environmental Category), National Public Radio (E-chievement Environmental Award), the Urban Land Institute (San Diego Smart Growth Award, Innovation Category) and The American Institute of Architects - San Diego Chapter (Energy Efficiency Award). He received his undergraduate degree in architecture from the University of California - Berkeley, and his Master of Architecture from Harvard University Graduate School of Design. Mr. Noble also completed graduate work at Cambridge University and Harvard Business School.

HOWARD SMITH has served as our chief financial officer since September 2009. Mr. Smith has served as a partner and leader of the clean tech practice group of Tatum, LLC, an executive services firm, since March 2009 and as a partner and founder of Chartworth, a strategy and management consulting firm, since 2003. From 2005 through 2007 he served as the chief financial officer of GT Solar International, an international manufacturer of PV capital equipment. Mr. Smith has also served as a director of Price Waterhouse Coopers and as a consultant at Booz-Allen & Hamilton. Mr. Smith holds a BA in Economics and Government from the College of William and Mary, a Master of Public Administration from George
Washington University, and an MBA from The Fuqua School of Business at Duke University.

JAY POTTER has served as our director since 2007. Mr. Potter has been active in the financial and energy industries for over 20 years and has successfully participated, directed or placed over two hundred million dollars of capital in start-up and early stage companies. Mr. Potter is an entrepreneur and understands the needs of early stage and start-up companies. He takes an active role in the development of the funded companies and to that end has participated as advisor, director and officer to defend shareholder positions. In 2006, Mr. Potter served as the interim chief executive officer of EAU Technologies Inc. (Symbol: EAUI:OB), a publicly traded company specializing in non-toxic sanitation and disinfectant technologies. He founded an early stage venture fund in GreenCore Capital, Inc. and serves as the company's chairman and chief executive officer. He has served as chairman, president and chief executive officer of Nexcore Capital, Inc. and its financial service affiliates since co-founding the company in 1996. Mr. Potter serves as the chairman of Sterling Energy Resources, Inc. (symbol: SGER:PK), a public oil and gas company involved in the acquisition, exploration and development of oil and natural gas from its numerous leases. Sterling Energy Resoueces, Inc. filed for bankruptcy in 2009. Mr. Potter serves as a director of EAU Technologies, Envision, and Noble Environmental Technologies among others.

There are no family relationships among any of our directors and executive officers.

BOARD COMMITTEES

We intend to establish an audit committee of the board of directors, which will consist of independent directors of which at least one will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee's duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE. We intend to establish a compensation committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

CODE OF ETHICS

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer, but have not done so to date due to our relatively small size.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLES

The following Summary Compensation Tables set forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Table 1 refers to compensation paid by Casita Enterprises, Inc. to Jose Cisneros, its sole executive officer, prior to the reverse merger transaction described above on February 12, 2010, for the fiscal years ended December 31, 2009 and 2008. Table 2 discloses compensation paid by Envision CA, our former operating subsidiary whose business succeeded the business of Casita Enterprises, Inc. as our sole business following the reverse merger on February 12, 2010, to Envision CA's Chief Executive Officer and other executive officers (the "Envision CA named executive officers") during the fiscal years ended December 31, 2009 and 2008.

Table 1 - Casita Enterprises, Inc.

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jose            2009     $0         0           0            0          0            0             0         0
Cisneros,       2008     $0         0           0            0          0            0             0         0
President,
CEO and
Director

Table 2 - Envision CA

                                                     Deferred            Stock     Option      All Other
 Name and Principal Position    Year      Salary      Comp      Bonus    Awards    Awards    Compensation    Total
 ---------------------------    ----      ------      ----      -----    ------    ------    ------------    -----
                                           ($)         ($)       ($)       ($)     ($)(1)         ($)         ($)
Robert Noble Chief              2009      69,500         --        --       --      286,492        --        468,492
Executive Officer,              2008     204,000    112,500    25,000       --    1,868,100        --      2,097,100
President and Chairman

Howard Smith (2)                2009      20,000         --        --       --      431,880        --        451,880
Chief Financial Officer         2008          --         --        --       --           --        --             --

Joanna Tan (5)
Former Executive VP,            2009      13,750     55,000        --       --      643,321        --        712,071
Chief Operating Officer         2008          --         --        --       --           --        --             --
and Secretary

Karen Morgan (3)                2009          --         --        --       --           --        --             --
Former President and            2008     120,000         --    40,000             1,141,104        --      1,301,104
Former President of
Envision Energy

Pamela Stevens (4)              2009          --         --       --        --           --        --             --
Former Executive Vice           2008      95,327         --       --        --      343,303        --        438,630
President,
Commercial Development Group

Bill Adelson (6)                2009      33,438    100,938       --        --      303,379        --        437,755
Former President                2008     118,125     16,875   10,000        --      799,949        --        944,949

----------
(1) The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the years ended
     December 31, 2009 and 2008, in accordance with SFAS 123(R). For a description of SFAS 123(R) and the assumptions used in determining the value of the options, see the notes to the financial statements included as
     Exhibit 99.1 to this Current Report on Form 8-K.
(2) Mr. Smith is a consultant whose compensation is paid by Tatum, LLC. As of February 12, 2010, we were obligated to pay Tatum Mr. Smith's salary compensation.
(3) Ms. Morgan was terminated as our president and as president of Envision Energy on November 30, 2008.
(4) Ms. Stevens resigned as our executive vice president and chief operating officer on December 5, 2008.
(5) Ms. Tan received options in lieu of salary for the first six months of her employment in 2009. After the sixth month, she was eligible to begin earning a salary in August 2009. Ms. Tan resigned as our executive vice president, chief operating officer and secretary on March 26, 2010.
(6)  Mr. Adelson resigned as president of Envision on October 30, 2009.

AGREEMENTS WITH EXECUTIVE OFFICERS

CASITA ENTERPRIES, INC.

We had no agreements with Mr. Cisneros prior to the reverse merger.

ENVISION CA

ROBERT NOBLE

On June 15, 2007 Envision Solar, LLC, our predecessor, entered into an employment agreement with Robert Noble to serve as its chief executive officer and president. Pursuant to his employment agreement, Mr. Noble is entitled to receive an annual base salary of $120,000, a monthly allowance of $1,200 to cover automobile expenses and options to purchase 135,000 units of Envision LLC, which, following our statutory conversion from a California limited liability company into a California corporation, were converted into options to purchase 4,123,285 shares of our common stock. In the event that Mr. Noble's employment with us is terminated for any reason, Mr. Noble shall be entitled to receive his then current salary accrued through the effective date of termination plus accrued but unused vacation time. Mr. Noble's employment agreement has no specified termination date.

On February 12, 2010, we entered into a letter agreement with Robert Noble, pursuant to which Mr. Noble agreed to terminate all of his options under
Envision's 2007 Unit Option Plan and 2008 Equity Incentive Plan upon the issuance to Mr. Noble of a new option to purchase an aggregate of 9,162,856 shares of common stock at an exercise price of $0.33 per share, which option shall vest immediately upon our achievement of cumulative gross revenues of either (i) $15,000,000 during the fiscal year ended December 31, 2010 or (ii) $30,000,000 prior to December 31, 2014.

HOWARD SMITH

On September 1, 2009 we entered into an interim service agreement with Tatum, LLC ("Tatum"), an executive services firm, pursuant to which Mr. Smith, a Tatum employee, performs services for us as our chief financial officer and we pay Tatum for Mr. Smith's services. Tatum compensates Mr. Smith directly for his services. We have agreed to pay Tatum a fee of $20,000 per month, $5,000 which shall be payable in cash and the remaining $15,000 shall be payable in stock options. We shall issue Tatum that number of stock options with an exercise price equal to the fair market value as calculated according to the formula below:

         number of options = A x 2, where:
         A = amount of consulting fees payable in options divided by the fair market value per share (at the time the fees are earned)

As of February 12, 2010, we were obligated to pay Tatum Mr. Smith's salary compensation.

JOANNA TAN

On February 2, 2009, we entered into an employment agreement with Joanna Tan, our former chief operating officer, executive vice president secretary. Pursuant to her employment agreement, Ms. Tan is entitled to receive an annual base salary of $165,000. For the initial six month period of her employment, or until we secure financing of at least $500,000, we have agreed to issue to Ms. Tan options with a fair market value strike price in lieu of her salary calculated according to the formula below:

         number of options = A x 2, where:
         A = amount of salary forgiven divided by the fair market value per share (at the time the salary is earned)

Ms. Tan was granted options to purchase 13,750 shares of common stock of Envision at $10.00 per share for work performed between February 2009 and July 2009, which options have a ten year term and vested immediately upon grant. As a result of the Merger and the Stock Split, this option was converted into an option to purchase 293,975shares of our common stock at an exercise price of $.33 per share. Ms. Tan was granted an additional option to purchase 8,250 shares of common stock of Envision at $10.00per share for work performed between August 2009 and December 2009, with a ten year term that vested immediately upon grant. As a result of the Merger and the Stock Split, was connected into an option to purchase 251,978 shares of our common stock at an exercise price of $.33 per share.

Upon her resignation, Ms. Tan was entitled to receive her then current salary accrued (subject to the calculations set forth above) through the effective date of termination plus accrued but unused vacation time.

KAREN MORGAN

Ms. Morgan, our former president and the former president of Envision Energy, which we dissolved October 31, 2008, was terminated from these positions on November 30, 2008. Ms. Morgan began serving as our president and as the president of Envision Energy pursuant to an employment agreement effective October 1, 2007. Pursuant to the agreement, Ms. Morgan was entitled to receive an annual base salary of $120,000, a monthly allowance of $1,500 to cover automobile expenses and options to purchase 763,571 shares of common stock of Envision. The agreement also provided that our board of directors could, at its discretion, issue her a bonus of $50,000.

Ms. Morgan was granted 4,358,465 options at prices ranging between $.33 and $1.31 per share. Such options were subject to annual cliff vesting with a term of 10 years.

PAMELA STEVENS

Ms. Stevens, our former executive vice president, commercial development group, resigned from this position on December 5, 2008. Ms. Stevens began serving as our executive vice president, commercial development group, pursuant to an employment agreement dated April 7, 2008. Pursuant to the agreement, Ms. Stevens was entitled to receive an annual base salary of $120,000, a monthly allowance of $1,250 to cover automobile expenses and options to purchase 1,466,057 shares of our common stock.

Ms. Stevens was granted 1,466,057 options at prices ranging between $.33 and $1.31 per share. Such options were subject to annual cliff vesting with a term of 10 years.

WILLIAM ADELSON

Mr. Adelson, our former president, resigned from this position on October 30, 2009. Mr. Adelson began serving as our executive vice president and chief operating officer, pursuant to an employment agreement dated June 15, 2007. Pursuant to the agreement, Mr. Adelson was entitled to receive an annual base salary of $80,000, a monthly allowance of $800 to cover automobile expenses and options to purchase 3,481,885 shares of common stock of Envision.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

CASITA ENTERPRISES, INC. There were no equity awards granted to Mr. Cisneros during 2009, nor were any granted to him since our inception.

ENVISION CA. The following table summarizes the total outstanding equity awards as of December 31, 2009, for each Envision CA named executive officer.

                  Number of securities         Number of securities
                  underlying unexercised      underlying unexercised
                      options (#)                  options (#)          Option exercise     Option expiration
Name                 exercisable                  unexercisable            price ($)            date ($)
----                 -----------                  -------------            ---------            --------
Robert Noble         4,123,285                      4,123,285                $0.33           May 14, 2017
                     1,527,143                      1,527,143                $1.31           July 21, 2018
                        17,196                         17,196                $1.31           February 11, 2018

Howard Smith           366,514                        366,514                $0.33           September 30, 2019

Joanna Tan             167,986                        167,986                $0.33           March 31, 2019
                       251,979                        251,979                $0.33           June 30, 2019
                       125,989                        125,989                $0.33           September 30, 2019
                       125,989                        125,989                $0.33           December 31, 2019

Karen Morgan         2,822,160                      2,822,160                $0.33           December 31, 2017
                       604,748                        604,748                $0.65           December 31, 2017
                       916,286                        916,286                $1.31           December 31, 2008
                        11,454                         11,454                $1.31           February 11, 2018
                         3,818                          3,818                $1.31           October 12, 2018

Pamela Stevens       1,466,057                      1,466,057                $1.31           January 5, 2009
                         3,818                          3,818                $1.31           January 5, 2009

William Adelson      3,481,885                      3,481,885                $0.33           September 30, 2009
                       610,857                        610,857                $1.31           September 30, 2009
                        11,454                         11,454                $1.31           February 11, 2018
                        15,271                         15,271                $1.31           October 12, 2018

2007 UNIT OPTION PLAN

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2007 Unit Option Plan. Pursuant to the 2007 Unit Option Plan, 100,000 units of Envision LLC were reserved for issuance as awards to employees, members of Envision LLC's board of managers, consultants and other service providers. The purpose of the 2007 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in Envision LLC's development and financial success. Upon Envision CA's conversion into a California corporation in September 2007, each option to purchase units issued under the 2007 Plan was converted into the right to purchase shares of its common stock on a one to one ratio. The 2007 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. 9,315,552 awards, on a post-Merger basis, have been granted to date under the 2007 Plan.

2008 STOCK OPTION PLAN

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan pursuant to which 200,000 shares of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2008 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. 3,786,733 awards, on a post-Merger basis, have been granted to date under the 2008 Plan.

2010 EQUITY INCENTIVE PLAN

In order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, we intend to adopt a new equity incentive plan (the "2010 Plan"), pursuant to which 15,000,000 shares of our common stock will be reserved for issuance as awards to employees, directors, consultants and other service providers. In addition, all awards under Envision CA's 2007 Plan and 2008 Plan will be assumed under the 2010 Plan.

COMPENSATION OF DIRECTORS

During the fiscal years ended December 31, 2009 and 2008, the sole director of Casita Enterprises, Inc. and the directors of Envision CA did not receive any compensation for their services in such capacity. We do not foresee paying our directors any compensation for their services in such capacity in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Prior to the reverse merger, Mr. Cisneros, our sole officer and director, beneficially owned 2,500,000 shares of common stock, representing approximately 28% of the outstanding common stock. All of such shares were cancelled in connection with the reverse merger.

The following table sets forth certain information as of April 7, 2010 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 7675 Dagget Street, Suite 150, San Diego, California 92111.

                                 Number of Shares        Percentage Beneficially
Name of Beneficial Owner      Beneficially Owned (1)           Owned(1)(2)
------------------------      ----------------------           -----------
Robert Noble                       17,752,269 (3)                   34%
Jay Potter                            392,968 (4)                     *
Howard Smith                          366,514 (5)                     *
Joanna Tan                            671,943                      1.3%
Karen Morgan                          117,400 (7)                     *
Pamela Stevens                                (8)                     *
Bill Adelson                            9,531 (9)                     *
All officers and directors
as  a group (7 persons)            19,310,625                     36.9%

----------
*    Less than 1%.
(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 7, 2010. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2) Based on 39,000,000 shares of our common stock and options outstanding as of April 7, 2010.

(3) Includes 6,027,632 shares of common stock issuable upon the exercise of options. On February 12, 2010, Mr. Noble entered into an agreement with us, pursuant to which Mr. Noble agreed to cancel these options upon the issuance to Mr. Noble of a new option to purchase an aggregate of 9,162,856 shares of common stock at an exercise price of $0.33 per share, which option shall vest immediately upon our achievement of cumulative gross revenues of either (i) $15,000,000 during the fiscal year ended December 31, 2010 or (ii) $30,000,000 prior to December 31, 2014.
(4) Includes 308,006 shares of common stock and 84,962 stock purchase warrants held by Nexcore Capital, Inc. Mr. Potter is the chairman and president of Nexcore Capital, Inc.
(5)  Includes 366,514 shares of common stock issuable upon exercise of options.
(6)  Includes 671,943 shares of common stock issuable upon exercise of options.
(7)  Includes 117,400 shares of common stock issuable upon exercise of options.
(8)  Includes 0shares of common stock issuable upon exercise of options.
(9)  Includes9,531 shares of common stock issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

CASITA ENTERPRISES, INC.

Mr. Cisneros purchased 2,500,000 shares of the company's common stock for cash in the amount of $10,000. The stock was valued at $0.004 per share.

As of December 31, 2008 Mr. Cisneros had loaned the company $21,145 for organizational and operating costs. The loan is non-interest bearing and has no specific terms of repayment.

ENVISION CA

The following transactions relate to either (i) Envision CA, or former operating subsidiary whose business succeeded the business of Casita Enterprises, Inc. as our sole business following the reverse merger on February 12, 2010. As such, none of these transactions are reflected in the financial statements under Item 8 above.

In 2007 Envision LLC issued 238,875 units to Robert Noble as payment in full for $238,875 owed by it to him in connection with an accounts receivable he purchased from one of its vendors.

Jay Potter, our director, is the control person of Nexcore Capital, Inc., Envision CA's selling agent in two private placement transactions in November 2007 and February 2008. In November 2007 Envision LLC sold 199,848 units at a purchase price of $10.00 per unit for an aggregate offering price of $1,998,480 (the "2007 Private Placement"). In connection with the 2007 Private Placement, Nexcore Capital, Inc. received a fee of $310,272 and Envision CA issued to Nexcore Capital, Inc. 19,985 shares of its common stock.

In December 2008 Envision CA sold 67,311 shares of common stock at a purchase price of $40.00 per share for an aggregate offering price of $2,692,444 (the "2008 Private Placement"). In connection with the 2008 Private Placement, Nexcore Capital, Inc. and Financial West Group, Inc. received an aggregate fee of $296,169 a five-year warrant to purchase 4,712 shares for a purchase price of $40 per share.

In June 2008, Envision CA issued a note in the amount of $18,700 to William Adelson, a former officer, as reimbursement for cash advances he made to Envision. The note bears interest at 5% and is due and payable with accrued interest on or before May 31, 2009. The note was not paid at maturity and the balance was included in the $34,246 principal balance of a new note executed in October 2009 and due December 31, 2009. Mr. Adelson resigned in November 2009. As of April 2010 this note was in default for payment of principal and interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2009, the total fees charged to the company for audit services, including quarterly reviews were $9,700, for audit-related services were $0.00, for tax services were $0.00 and for other services were $0.00.

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews were $9,500, for audit-related services were $0.00, for tax services were $0.00 and for other services were $0.00.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this filing:

a. The following financial statements and financial statement schedule are included in Item 8 herein: 1. Financial Statements

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheet at December 31, 2009

     Consolidated Statement of Shareholders' Equity for the Year Ended December 31, 2009 and 2008

     Consolidated Statements of Earnings and Comprehensive Income for the Year Ended December 31, 2009 and 2008

     Consolidated Statement of Cash Flows for the Year Ended December 31, 2009 and 2008

     Notes to Consolidated Financial Statements

2.   Financial Statement Schedule

     None

3.   Exhibits

     See Index to Exhibits

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVISION SOLAR INTERNATIONAL, INC.


/s/ Robert Noble                                                  April 12, 2010
-------------------------------------                             --------------
By: Robert Noble                                                       Date
    (Chief Executive Officer & Director)

In accordance with the requirements of the Securities Act of 1933, this annual report was signed by the following person in the capacity and on the date as stated.


/s/ Robert Noble                                                  April 12, 2010
-------------------------------------                             --------------
Robert Noble                                                           Date
(Chief Executive Officer & Director)


/s/ Jay Potter                                                    April 12, 2010
-------------------------------------                             --------------
Jay Potter                                                             Date
(Director)


/s/ Howard Smith                                                  April 12, 2010
-------------------------------------                             --------------
Howard Smith                                                           Date
(Chief Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------

2.1 Agreement of Merger and Plan of Reorganization, dated February 12, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc. (Incorporated by reference to
          Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12,
          2010).
3.1       Articles  of  Incorporation  (Incorporated  herein by  reference  from
          Exhibit 3.1 to our Registration Statement on Form SB-2 filed with the SEC on November 2, 2007)
3.2 Bylaws (Incorporated herein by reference from Exhibit 3.2 t o our Registration Statement on Form SB-2 filed with the SEC on November 2,
          2007)
10.1 Selling Agreement, dated as of January 17, 2007, by and between Envision Solar, LLC and Nexcore Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.2 2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.3 Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.4 Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.5 Selling Agreement., dated as of February 11, 2008, by and between Envision Solar International, Inc. and Nexcore Capital, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.6 Promissory Note, dated June 1, 2008, issued to William Adelson (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.7 Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.8 Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.9 Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC (Incorporated by reference to
          Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12,
          2010).
10.10 Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.11 Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.12 Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.13 Agreement, dated as of July 6, 2009, by and between Envision Solar International, Inc. and Team Solar, Inc.
10.14 Sustainable Strategy, Planning and Solar Advisory Services Agreement, dated as of October 1, 2009, between Envision Solar International, Inc. and Centre for Environmental Planning and Technology (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.15 Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.16 Consulting Services Agreement, dated as of October 23, 2008, by and between Envision Solar International, Inc. and Chevron Energy Solutions Company (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.17 Master Consulting Services Agreement, dated as of October 23, 2008, by and between Envision Solar International, Inc. and Chevron Energy Solutions Company (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.18 Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC (Incorporated by reference to
          Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12,
          2010).
10.19 Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.20 Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc. (Incorporated by reference to
          Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12,
          2010).
10.21 10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.22 Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.23 Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 12, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.24 Stock Purchase Agreement, dated February 12, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos (Incorporated by reference to
          Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12,
          2010).
10.25 Employment Agreement, dated June 15, 2007 by and between Envision Solar International, Inc. and Robert Noble (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.26 Assignment of Employment Agreement, dated February 12, 2010, by and between Casita Enterprises, Inc., Envision Solar International, Inc. and Robert Noble (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.27 Employment Agreement, dated February 2, 2009 by and between Envision Solar International, Inc. and Joanna Tan (Incorporated by reference to
          Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12,
          2010).
10.28 Assignment of Employment Agreement, dated February 12, 2010, by and between Casita Enterprises, Inc., Envision Solar International, Inc. and Joanna Tan (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.29 Interim Services Agreement, dated September, 2009 by and between Envision Solar International, Inc. and Tatum, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12, 2010).
10.30 Assignment of Employment Interim Services Agreement, dated February 12, 2010, by and between Casita Enterprises, Inc., Envision Solar International, Inc. and Tatum, LLC (Incorporated by reference to
          Exhibit 2.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on February 12,
          2010).
10.31 Agreement and Plan of Merger, dated March 11, 2010, by and between Casita Enterprises, Inc. and Envision Solar International, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casita Enterprises, Inc. filed with the Securities and Exchange Commission on April 12, 2010).
21.1*     List of Subsidiaries
31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Chief Financail Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

----------
* Filed herewith.