Form 10-Q
period 2010-03-31
Envision Solar International, Inc.
filed 2010-05-17
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2010

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-8457250
(State of Incorporation)	(IRS Employer ID Number)

7675 Dagget Street, Suite 150
San Diego, California  92111
(858) 799-4583
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [_]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [_]	Accelerated Filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]    No [X]

The number of registrant's shares of common stock, $0.001 par value, outstanding as of May 11, 2010 was 39,400,000.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Envision Solar International, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
Assets	(Unaudited)

Current Assets
Cash	$2,168	$23,207
Accounts Receivable, net	-	13,596
Prepaid and other current assets	71,438	96,438
Costs in excess of billings on uncompleted contracts	12,400	-
Total Current Assets	86,006	133,241

Property and Equipment, net	226,251	241,748

Other Assets
Deposits	3,396	3,157
Total Other Assets	3,396	3,157

Total Assets	$315,653	$378,146

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	1,132,455	$1,092,549
Accounts Payable - Related Party	93,568	36,216
Accrued Expenses	522,955	387,982
Accrued Rent	268,000	268,000
Sales Tax Payable	36,826	36,826
Billings in excess of costs on uncompleted contracts	21,169	140,296
Note Payable-Related Party	34,246	34,246
Convertible Notes Payable	1,129,430	1,054,430

Total Current Liabilities	3,238,649	3,050,545

Commitments and Contingencies (Note 5)
Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 50,000,000 million shares authorized, 39,000,000 and 26,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	39,000	26,000
Additional Paid-in-Capital	14,931,157	14,733,717
Accumulated Deficit	(17,893,153)	(17,432,116)

Total Stockholders' Equity (Deficit)	(2,922,996)	(2,672,399)

Total Liabilities and Stockholders' Equity (Deficit)	$315,653	$378,146

The accompanying notes are an integral part of these unaudtied Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Consolidated Statements of Operations
Three  Months Ended March 31,
(Unaudited)

	2010	2009

Revenues	$162,626	$274,875

Cost of Revenues	49,903	170,933

Gross Profit (Loss)	112,723	103,942

Operating Expenses (including stock based compensation expense of $10,440 for the three months ended March 31, 2010 and $205,171 for the three months ended March 31, 2009)	537,537	581,884

Loss From Operations	(424,814)	(477,942)

Other Income (Expense)
Other Income	205	3,692
Interest Expense	(36,428)	(54,314)
Total Other Income (Expense)	(36,223)	(50,622)

Income (Loss) Before Income Tax	(461,037)	(528,564)

Income Tax Expense	-	-

Net Loss	$(461,037)	$(528,564)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding- basic and diluted	33,011,236	25,694,572

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Three  Months Ended March 31,
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(461,037)	$(528,564)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	15,497	15,133
Bad debt expense	4,687	-
Compensation expense related to grant of stock options	10,440	205,171
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	8,909	(46,026)
Prepaid Expenses and other current assets	25,000	72,720
Costs in excess of billings on uncompleted contracts	(12,400)	(45,548)
Deposits	(238)	-
Increase (decrease) in:
Accounts Payable	133,474	15,897
Accounts Payable - related party	(36,216)	(40,206)
Accrued Expenses	134,972	(26,931)
Billings in excess of costs on uncompleted contracts	(119,127)	-
Deferred Revenue	-	298,183
NET CASH USED IN OPERATING ACTIVITIES	(296,039)	(80,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of notes payable	75,000	50,000
Proceeds from notes payable from-shareholders	-	33,294
Proceeds relating to recapitalization	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	275,000	83,294

NET INCREASE (DECREASE) IN CASH	(21,039)	3,122

CASH AT BEGINNING OF PERIOD	23,207	3,083

CASH AT END OF PERIOD	$2,168	$6,205

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$54,314
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common shares deemed issued in recapitalization of company	$13,000	$-

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization

The Company was incorporated on June 12, 2006 as a limited liability company (“LLC”), under the name Envision Solar, LLC.  In September 2007, the company was reorganized as a California C Corporation and issued one share of common stock for each outstanding member unit in the LLC.  The change in capitalization to common stock from member equity has been retroactively applied to all periods presented in the accompanying consolidated financial statements.  Also during 2007, the Company formed various wholly owned subsidiaries to account for its planned future operations.  All references to “us”, “we”, “our”, “Envision” or the “Company”, refer to Envision Solar, LLC or the newly formed Corporation unless otherwise stated.

In 2007, the Company established a series of subsidiaries: 1. Envision Energy Group, Inc. 2.  Envision Solar Construction Company, Inc. 3.  Envision Solar Design, Inc. 4.  Envision Solar Development, Inc. 5.  Envision Solar Operation & Management, Inc. 6.  Envision Solar Residential, Inc. 7.  Envision Solar Technology, Inc. and 8.  Greenshade Network, Inc.  In addition in 2008 the Company established one other subsidiary Envision Africa LLC, a wholly owned LLC.  During 2008 only two were operational, with Envision Africa anticipated to become operational in the future.  The remaining subsidiaries were dissolved with the Secretary of State of California in 2008.  The two operational subsidiaries included in these consolidated financial statements are:  Envision Solar Residential, Inc. and Envision Solar Construction Company, Inc.

On February 11, 2010, Envision Solar International, Inc. (“Envision”) was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the Company. Envision subsequently was merged into the publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (hereinafter the “Company”). The effects of the recapitalization have been retroactively applied to all periods presented in the accompanying unaudited consolidated financial statements and footnotes. (see note 6)

Nature of Operations

The Company is a solar project and technology developer providing turn-key design/build solutions for commercial, industrial, institutional and residential projects.  Founded by award-winning sustainable design architects with extensive international business development and industrial design expertise, the Company strives to be first-to-market and the leading worldwide brand in solar parking arrays.  The Company has two lines of business, ParkSolarSM for commercial, industrial and government projects, and LifeSystemsSM for residential and light commercial products and projects. Both groups have envisioned, invented and engineered the leading next generation, patent pending, “solar integrated building systems™” (SIBS™) which are providing the foundation for the lowest cost, most highly engineered solutions available for the massive future worldwide market for solar parking array installations.

The Company’s business model includes vertical integration of all key capabilities required for the full, turn-key “single-point-of-contract™” implementation of each project.  These capabilities include project planning and management, design, construction, operations and maintenance, and structured finance.  The Company is continuing to secure its position as the key participant at the convergence of solar energy and the real estate and building industry.

The company operates with the following trade names: ParkSolarSM: Commercial Scale Solar Parking Arrays, LifeSystemsSM: Residential Component-Based Solar Integrated Buildings, and GreenShade.SM

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)
Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2010 and 2009 and our financial position as of March 31, 2010 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements.  Accordingly, these interim unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009.  The December 31, 2009 balance sheet is derived from those statements.

Principals of Consolidation

The unaudited consolidated financial statements include the accounts of Envision Solar International Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, valuation of accrued rent, valuation of share-based payments and the valuation allowance on deferred tax assets.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2010.  As of March 31, 2010, there were no amounts greater than the federally insured limits.

Concentration of Revenues

For the three months ended March 31, 2010, customers that each represented more than 10% of our net revenues were as follows:

2010
Customer A	100%

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2010.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At March 31, 2010, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise andRelated Information." During 2010, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2009 which affect or may affect our interim consolidated financial statements.

2.	GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2010, the Company had net losses of $461,037 (which includes stock based compensation for options of $10,440) and cash used in operations of $296,039.  Additionally at March 31, 2010, the Company had a working capital deficit of $3,152,643, an accumulated deficit of $17,893,153 and a stockholders’ deficit of $2,922,996.

As a result, of the merger between Casita, Inc. and the Company, Envision, expects to conduct a capital raising process whereby it will raise not less than $600,000.  These funds are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	NOTE PAYABLE - OFFICER

As of March 31, 2010, the Company owed one of the Company’s stockholders and former officer $34,246.  The note bears interest at 5% and was due and payable with accrued interest on or before due on December 31, 2009.  The note was not paid at maturity, and as of March 31, 2010, this note was in default for payment of principal and interest.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

4.           CONVERTIBLE NOTES PAYABLE

On January 20, 2010, the Company entered into a Second Amendment Agreement with Gemini Master Fund, LTD whereby certain terms of the First Amendment Agreement were modified.  Under the Second Amendment Agreement the conversion price for all previous notes was reduced from $0.33 to $0.25 per share; the interest payment was extended from January 4, 2010 to April 1, 2010; and the beneficial ownership percentage was reduced from 9.9% to 4.9%.  There was no accounting effect for the price reductions as the conversion prices were greater than the fair value of the common stock.

On March 10, 2010, the Company entered into a new secured note with Gemini Master Fund, LTD, Note No. 5, for $75,000.  The new note bears interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning April 1, 2010, with the note maturing on December 31, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%.  The note carries a conversion feature whereby, the lender at its option, may at any time convert this loan into common stock at $0.25 per share.  There is no beneficial conversion value as the conversion price was deemed to be equal to or greater that the fair value of the common stock.

Since all shares underlying the convertible debt at March 31, 2010, are subject to a lock-up agreement, through June 30, 2010, the shares are not easily convertible to cash and the embedded conversion option does not need to be bifurcated and recorded as a fair value derivative due to the price protection provision in the notes.

5.           COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office on a month-to-month basis beginning May 1, 2007, in La Jolla, California.  Monthly rent at the premise was approximately $6,140 per month.  During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments and in December 2009, the Company abandoned the premises.  (See Legal Matters below)  The Company vacated these premises and has recognized the approximately $268,000 present value of the remaining lease obligations as a liability on its consolidated balance sheet.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

In August 2008, the Company received a letter from a contractor asserting that $400,000 was owed resulting from an alleged breach of contract.  The Company denies any liability under the agreement and facts of the assertion and rejected the claim.  No further communications have been had to date and based on the information available at this time, it is not possible to determine the possible outcome of this matter.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

The Company is a party to a lawsuit filed in July 2009 with a Company owned by one its shareholders.  The lawsuit alleges fraud in misrepresenting signed contracts in the 2008 Private Placement Memorandum and seeks to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% from April 1, 2009 in monies owed for project work in 2008 and 2009.  In connection with the litigation, the Company is responding to discovery of documents.  The Company denies any liability under the lawsuit and has rejected the claim.  No further communications have been had to date and based on the information available at this time, it is not possible to determine the possible outcome of this matter.  The amounts owned under project work aggregating approximately $166,000 have been accrued as accounts payable as of March 31, 2010.

The Company is a party to a lawsuit with its former landlord whereby the landlord claims that the Company broke its lease with respect to the rental of office space, which housed the Company’s headquarters.  The Company attempted to renegotiate the remaining term of its lease at a lower rate but the proposal was rejected by the Landlord.  The Company vacated premises on December 20, 2009 and the landlord repossessed premises on January 1, 2010.  The Plaintiff seeks damages for past rent due, interest and attorney’s fees.  The Company does not deny the breach of its lease and is attempting to work out a settlement.  As of March 31, 2010, the Company has accrued approximately $268,000 representing the fair value of the future rent due under the abandoned lease.  (See “Leases” above)

On February 4, 2010, Continental Maritime filed a complaint for breach of contract.  The Plaintiff provided steel columns and associated labor to the Company as part of UC-San Diego Solar Parking Structure project. The claim is for approximately $140,000. The Agreement was entered into on June 9, 2008.  Due to project cost overruns and capital raise shortfalls in 2008 and 2009, the Company was unable to make payments on the remaining balance.  The Company is reviewing the claim to assess its liability if any under the lawsuit and the basis for the claim.  No further communications have been had to date and based on the information available at this time, it is not possible to determine the possible outcome of this matter.  The Company has accrued payables to this vendor of approximately $140,000 at March 31, 2010.

In March 2010, the Company received a letter from a vendor threatening to sue the Company for $177,480 plus interest of $68,800 that was owed resulting from non-payment of invoices related to a contract completed in fiscal year 2008. The vendor has threatened to bring legal action against the Company to recover its principal balance plus interest in the event that the principal amounts of the invoices are not paid as of March 31, 2010. The Company does not deny any liability under the agreement with respect to the principal balance but denies any liability with respect to claimed interest charges.  The principal amount of the claim is included in accounts payable as of March 31, 2010. No further communications have been had to date and based on the information available at this time, it is not possible to determine the possible outcome of this matter.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would received a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through March 31, 2010. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of March 31, 2010.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

Upon the signing of customer contracts, the Company enters into various other agreements with third party vendors who will provide services and/or products to the Company.  Such vendor agreements typically call for a deposit along with certain other payments based on the delivery of goods or services.  Payments made by the Company before the completion of projects are treated as prepaid assets and due to the contractual nature of the agreement; the Company may be contingently liable for other payments required under the agreement.

6.	COMMON STOCK

Recapitalization

On February 11, 2010, (the “recapitalization date”), the Company was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the Company. Just subsequent to consummation of the acquisition, the shareholders of the Company retained approximately 67% of the voting common stock of the public company before consideration of unexercised common stock options and warrants.  The publicly-held entity had $200,000 of cash and no liabilities on the recapitalization date.  The Company is deemed to have issued 13,000,000 common shares to the pre-recapitalization shareholders of the publicly-held entity.  The effects of the recapitalization based on a combination exchange ratio and forward-split of the common shares aggregating 30.5428526 have been retrospectively applied to all periods presented in the accompanying unaudited consolidated financial statements and footnotes.  The unaudited consolidated financial statements include the historical operations of the Company and the operations of the publicly-held entity from the date of the recapitalization and the balance sheets of both entities, as consolidated, beginning on the recapitalization date.

7.           STOCK OPTIONS

From January 2010 through March 31, 2010, the Company did not grant any stock options to its employees.

During the three months ended March 31, 2010, $10,440 was recognized for previously granted stock options which vested.

8.           RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

At March 31, 2010, the Company owed its officers $329,063 of deferred compensation and $14,000 of reimbursable expenses which are included in accrued expenses.

At March 31, 2010, the Company had $93,568 included in accounts payable, related parties.

Note Payable to Officer

In 2008, one of the Company’s officers advanced the cost for various expenses on behalf of the Company.  As a result, in June 2008, the Company issued the shareholder a note in the amount of $18,700.  The note bears interest at 5% and is due and payable with accrued interest on or before May 31, 2009.  The note was not paid at maturity and the balance was included in the $34,246 principal balance of a new note executed in October 2009 and due December 31, 2009.  The officer resigned in November 2009.  As of March 31, 2010, this note was in default for payment of principal and interest.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

9.           SUBSEQUENT EVENTS

In March, 2010 the Company entered into a non-exclusive Placement Agency Agreement with Stonegate Securities, Inc. to raise additional capital pursuant to a Regulation D private placement.  Stonegate will act on a best efforts basis to arrange for the sale of the Company’s securities on terms to be defined.  The Company is obligated to compensate Stonegate 6% of the gross proceeds from the sale of securities in any placements sold to Stonegate contacts.  In addition, the Company is obligated to issue Stonegate 400,000 fully paid non-assessable common shares as compensation for due diligence services.  These services began in May 2010 upon the issuance of the shares.  The company valued the shares on the measurement date at $0.35 per share or $140,000 based on a private placement selling prices.  The shares were issued by the transfer agent on May 5, 2010.

In April 2010, the company entered into a legal services agreement with an attorney to provide legal services.  Under the agreement, the Company is obligated to issue 70,000 common shares and pay a cash fee for work done on the private placement mentioned above. The Company valued the shares on the measurement date and recorded the fair value of the grant $24,500, or $0.35 per share (based on a private placement memorandum), as a prepaid expense to be amortized over the service period.

On May 2, 2010, the Company entered into a Placement Agency Agreement with Beacon to raise up to $2,500,000 pursuant to a Regulation D private placement by selling up to 7,142,857 shares of Common Stock, par value $0.001 per share for a purchase price of $0.35 per Share. The offering commenced on May 5, 2010, and will terminate on October 31, 2010, unless extended by the Company for up to an additional 180 days.  The placement agents will receive a 10% sales commission, a 3% non-accountable expense allowance for the reimbursement of expenses incurred in connection with the offering, and a 2% due diligence fee, based upon the amount of subscriptions submitted by them and accepted by the Company. The placement agents will also be granted warrants to purchase shares of the Company’s Common Stock of up to ten percent (10%) of the number of Shares sold in the offering (i.e. 714,286 warrants to purchase 714,286 shares if $2,500,000 is raised), exercisable at any time for a period of five years after the sales termination date for a purchase price of $0.40 per share.

On May 3, 2010, the Company reached a legal settlement with a former employee regarding a wrongful termination suit.  The settlement provided for a general release with respect to any past or future claims and the payment of $7,500.00 to the plaintiff by June 2, 2010.  In the event that the payment is not made by June 2, 2010, the plaintiff may either reinstate the current litigation or move to enforce the Settlement Agreement.

In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act).

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements.  The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)	failure to commercialize the Company’s technology or to make sales;

(f)	reductions in demand for the Company’s products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties; and

(i)	insufficient revenues to cover operating costs, resulting in persistent losses.

There is no assurance that the Company will be profitable.  The Company may not be able to successfully develop, manage or market its products and services. The Company may not be able to attract or retain qualified executives and other personnel.  Intense competition may suppress the prices that the Company can charge for its products and services, hindering profitability or causing losses.  The Company may not be able to obtain customers for its products or services.  Government regulation may hinder the Company’s business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options. The Company is exposed to other risks inherent in its businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

OVERVIEW:

Recent Events

Prior to February 11, 2010, we were a “shell company”, as defined by the Securities and Exchange Commission, without material assets or activities. On February 11, 2010, we completed a merger, pursuant to which a wholly owned subsidiary of ours merged with and into Envision Solar International Inc. a California corporation (“Envision CA”), with Envision being the surviving corporation and becoming our wholly owned subsidiary. In connection with this merger, we discontinued our former business and succeeded to the business of Envision as our sole line of business. The merger is being accounted for as a recapitalization, with Envision deemed to be the accounting acquirer and Casita Enterprises, Inc. (Casita) the acquired company. Accordingly, Envision’s historical financial statements for periods prior to the merger have become those of the registrant (Casita) retroactively restated for, and giving effect to, the number of shares received in the merger. The accumulated earnings of Envision were also carried forward after the acquisition. Operations reported for periods prior to the merger are those of Envision. On March 11, 2010, we merged our subsidiary Envision, into Casita, and changed the name of Casita to Envision Solar International, Inc.

Overview

We are a solar design and development company that services the sustainable and solar building systems industries.  We have developed solar parking arrays on parking lots and parking structures and solar integrated building systems. We provide services including solar infrastructure master planning, solar master planning, solar system design and solar system procurement and management for commercial, industrial, institutional and residential customers.

Critical Accounting Estimates and Policies

Use of Estimates.  The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The unaudited condensed consolidated financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances.  Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, valuation of accrued rent, valuation of share-based payments, and the valuation allowance on deferred tax assets.

Revenue  and Cost Recognition.   Revenues consist of design fees for the design of solar systems and arrays, and revenues from sales, construction and installation of the same.

Revenues from design services are recognized as earned.

Construction contracts are generally short term (less than one year duration) and revenues and related costs are recognized using the “completed contract method” of accounting in accordance with ASC 605-35 formerly, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts”.  Under this method, contract costs are accumulated as deferred assets and billings and/or cash received are recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period upon completion of the contract.  Costs include direct material, direct labor and subcontract labor.  A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.  Corporate general and administrative expenses are charged to the periods as incurred.  However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is incurred.

The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under costs in excess of billings on uncompleted contracts.  The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as billings in excess of costs on uncompleted contracts.  Contract retentions are included in accounts receivable.

The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.  The Company does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any.

Additionally, the Company follows the guidance of ASC 605-50 formerly, Emerging Issues Task Force (EITF) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and (ASC 605-50 formerly (EITF) Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Considerations Received from Vendors.”  Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products.  Cash incentives provided to our customers are recognized as a reduction of the related sale price, and therefore, are a reduction in sales.

Stock Based Compensation.  At inception, we adopted ASC 718, formerly SFAS 123(R), Share Based Payment and Related Interpretations (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

Changes in Accounting Principles.  No significant changes in accounting principles were adopted during the three months ended March 31, 2010.

Accounts Receivable.  Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, our historical write-off experience, net of recoveries and economic conditions.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Fair Value of Financial Instruments.  We measure our financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, the carrying amounts approximate fair value due to their short maturities.

Unrecognized Tax Benefits.    Effective September 12, 2007, the Company adopted ASC 740-10-05, formerly, FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”), which was issued on May 2, 2007.  FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48.  FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of FSP FIN 48-1 did not have an impact on the accompanying consolidated financial statements.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

RESULTS OF OPERATIONS:

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenue.   For the three months ended March 31, 2010, our revenue was $162,626, compared to $274,875 for the same period in 2009, representing a decrease of 41%.  This decline in revenue was primarily attributable to our current and potential customers’ inability to obtain financing for solar projects as a result of recent market conditions.  Our Subsidiary, Envision Construction’s revenue was $0 for the three months ended March 31, 2010 compared to $100,744 for the same period in 2009, a decrease of 100%.  Architectural design fee income was $0 for the three months ended March 31, 2010 compared to $163,453 for the same period in 2009, a decrease of 100%.  These decreases were offset by an increase in revenue received from subcontracting out installation and electrical work in the amount of $162,626 for the three months ended March 31, 2010, compared to $10,678 for the same period in 2009, an increase of 1,423%.

Gross Profit.  For the three months ended March 31, 2010, our gross profit was $112,723, compared to a gross profit of $103,942 for the same period in 2009, representing an increase of 8.5%. This increase in our gross profit resulted primarily from higher gross margin projects.

Operating Expenses.  Total operating expense were $537,537 for the three months ended March 31, 2010, compared to $581,884 for the same period in 2009, a decrease of 8%.  This reduction was primarily caused by lower operating expenses, employee-related costs, and travel expenses.  Employee-related costs decreased from $390,970 to $119,049 and travel expenses decreased from $12,916 to $3,152.  These decreases were offset by increased consulting expenses of $323,394 for the three month period ended March 31, 2010 compared to $40,911 for the same period in 2009.  This increase resulted from the Company’s effort to bring fixed overhead down by increasing its reliance on contract labor compared to a fixed salary labor force.

Net Earnings.  We generated net losses of $461,037 for the three months ended March 31, 2010 compared to $528,564 for the same period in 2009, a decrease of 13%.

Liquidity and Capital Resources

General.  At March 31, 2010, we had cash and cash equivalents of $2,168. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $296,000 for the three months ended March 31, 2010, and we used cash in operations of approximately $80,000 for the same period in 2009. The principal elements of cash flow from operations for the three months ended March 31, 2010 included a  net  loss of $461,037 offset by depreciation and amortization expense of $15,497, bad debt expense of $4,687, stock-based compensation expense of $10,440 and decreased investment in operating working capital elements of approximately $134,000.

Cash received in our financing activities was $275,000 for the three months ended March 31, 2010, compared to cash received of approximately $83,000 during the same period in 2009.  In 2010 we received $200,000 in funds when we merged with Casita and we received $75,000 in convertible note proceeds.  In 2008, we received $50,000 in note proceeds and $33,294 in loans from shareholders.

As of March 31, 2010, current liabilities exceeded current assets by 38 times or by $3,152,643. Current assets decreased from $133,241 at December 31, 2009 to $86,006 at March 31, 2010 while current liabilities increased to $3,238,649 at March 31, 2010 from $3,050,545 at December 31, 2009. As a result, our working capital decreased from a deficit of $2,917,304 at December 31, 2009 to a deficit of $3,152,643 at March 31, 2010.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently making a private placement of its stock to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  In order to address its working capital deficit, the Company also intends to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, and (iii) increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2009.  In addition, the Company has limited working capital and is in default on a note payable. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Item 4T.  Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2009, we had identified the following material weaknesses which still exist as of March 31, 2010 and through the date of this report.

As of December 31, 2009 and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time, none of which at this time is considered to be material to the Company’s business or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, the Company issued 26,000,000 shares of its common stock in connection with its reverse merger transaction with Envision Solar International, Inc., a California corporation (“Envision CA”).  In the reverse merger, the Company acquired 100% of the total issued and outstanding capital stock of Envision.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification

(b)           The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

(1)
Report on Form 8-K, dated February 12, 2010, filed by the Company relating to the business combination of Casita Enterprises, Inc., a Nevada corporation, and Envision Solar International, Inc., a California corporation.

(2)
Report on Form 8-K/A, dated February 12, 2010, filed by the Company relating to the business combination of Casita Enterprises, Inc., a Nevada corporation, and Envision Solar International, Inc., a California corporation.

(3)	Report on Form 8-K, dated May 13, 2010, filed by the Company relating to the appointment of a new auditor, Salberg & Co.

(4)	Report on Form 8-K, dated May 13, 2010, filed by the Company relating to the appointment of John Evey to the Company’s Board of Directors

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2010                                                                Envision Solar International, Inc.

By:	/s/ Robert Noble
Robert Noble, Chief Executive Officer
and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Noble	Dated: May 14, 2010
Robert Noble, Chief Executive Officer
and Chairman (Principal Executive Officer)

By:	/s/Jay S. Potter	Dated: May 14, 2010
Jay S. Potter, Director

By:	/s/Howard Smith	Dated: May 14, 2010
Howard Smith, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)