Form 10-Q
period 2010-06-30
Envision Solar International, Inc.
filed 2010-08-16
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2010

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-8457250
(State of Incorporation)	(IRS Employer ID Number)

7675 Dagget Street, Suite 150
San Diego, California  92111
(858) 799-4583
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [  ]                                                                                  Accelerated Filer [  ]
Non-accelerated filer [  ]                                                                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of registrant's shares of common stock, $0.001 par value, outstanding as of August 9, 2010 was 40,528,571.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$84,685	$23,207
Accounts Receivable, net	-	13,596
Prepaid and other current assets	70,592	96,438
Costs in excess of billings on uncompleted contracts	5,525	-
Total Current Assets	160,802	133,241

Property and Equipment, net	210,755	241,748

Other Assets
Deposits	3,396	3,157
Total Other Assets	3,396	3,157

Total Assets	$374,953	$378,146

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$1,040,896	$1,092,549
Accounts Payable - Related Party	93,568	36,216
Accrued Expenses	576,814	387,982
Accrued Rent	268,000	268,000
Sales Tax Payable	36,826	36,826
Billings in excess of costs on uncompleted contracts	21,169	140,296
Note Payable-Related Party	34,246	34,246
Convertible Note Payable-Related Party	102,236	-
Notes Payable	210,633	-
Convertible Notes Payable	986,792	1,054,430

Total Current Liabilities	3,371,180	3,050,545

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 40,163,571 and 26,000,000 shares issued or issuable, and outstanding at June 30, 2010 and December 31, 2009, respectively	40,164	26,000
Additional Paid-in-Capital	15,305,596	14,733,717
Accumulated Deficit	(18,341,987)	(17,432,116)

Total Stockholders' Equity (Deficit)	(2,996,227)	(2,672,399)

Total Liabilities and Stockholders' Equity (Deficit)	$374,953	$378,146
The accompanying notes are an integral part of these unaudtied Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,456	$136,333	$169,082	$411,208

Cost of Revenues	-	98,965	49,903	269,898

Gross Profit	6,456	37,368	119,179	141,310

Operating Expenses (including stock based compensation expense of $20,880 for the six months ended June 30, 2010 and $410,342 for the six months ended June 30, 2009)	433,424	510,980	970,961	1,092,864

Loss From Operations	(426,968)	(473,612)	(851,782)	(951,554)

Other Income (Expense)
Other Income	-	30,000	205	33,692
Gain on Debt Settlement	19,062	-	19,062	-
Other expense	(9)	-	(9)	-
Interest Expense	(34,611)	(87,298)	(71,039)	(141,612)
Total Other (Expense)	(15,558)	(57,298)	(51,781)	(107,920)

(Loss) Before Income Tax	(442,526)	(530,910)	(903,563)	(1,059,474)

Income Tax Expense	6,308	3,219	6,308	3,219

Net Loss	$(448,834)	$(534,129)	$(909,871)	$(1,062,693)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted Average Shares Outstanding - Basic and Diluted	39,716,611	25,694,572	36,399,659	25,848,088

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(909,871)	$(1,062,693)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation expense	30,993	30,264
Bad debt expense	4,687	-
Common stock issued for services	140,000	-
Compensation expense related to grant of stock options	20,880	410,342
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	8,909	67,472
Prepaid Expenses and other current assets	36,346	59,148
Costs in excess of billings on uncompleted contracts	(5,525)	(45,548)
Deposits	(239)	-
Increase (decrease) in:
Accounts Payable	108,981	89,564
Accounts Payable - related party	57,352	4,005
Accrued Expenses	217,237	23,584
Billings in excess of costs on uncompleted contracts	(119,127)	-
Deferred Revenue	-	298,183
NET CASH USED IN OPERATING ACTIVITIES	(409,377)	(125,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of notes payable	125,000	(299,682)
Repayments on convertible notes payable	(68,807)	-
Proceeds from Sale of Common Stock	232,250	400,000
Payments of offering costs related to sale of common stock	(17,588)	-
Proceeds from notes payable - related party	-	33,430
Proceeds relating to recapitalization	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	470,855	133,748

NET INCREASE IN CASH	61,478	8,069

CASH AT BEGINNING OF PERIOD	23,207	3,083

CASH AT END OF PERIOD	$84,685	$11,152

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$54,314
Cash paid for income tax	$6,308	$3,219

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock deemed issued in recapitalization of company	$13,000	$-
Prepaid common stock issued for services	$10,500	$-
Conversion of accounts payable to note payable	$160,633	$-
Common stock issued as offering costs	$24,500	$-
Capitalization of accrued interest to convertible notes payable	$28,405	$-

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
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

In 2007, the Company established a series of subsidiaries: 1) Envision Energy Group, Inc. 2)  Envision Solar Construction Company, Inc. 3) Envision Solar Design, Inc. 4) Envision Solar Development, Inc. 5) Envision Solar Operation & Management, Inc. 6) Envision Solar Residential, Inc. 7) Envision Solar Technology, Inc. and 8) Greenshade Network, Inc.  In addition, in 2008, the Company established one other subsidiary 9) Envision Africa, LLC, a wholly owned LLC.  During 2008, only two were operational, with Envision Africa, LLC anticipated to become operational in the future. The remaining subsidiaries were dissolved with the Secretary of State of California in 2008.  The two operational subsidiaries included in these unaudited consolidated financial statements are: Envision Solar Residential, Inc. and Envision Solar Construction Company, Inc.

On February 11, 2010, Envision Solar International, Inc. was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the Company. Envision subsequently was merged into the publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (hereinafter the “Company”, "us", "we", "our" or "Envision"). The effects of the recapitalization have been retroactively applied to all periods presented in the accompanying unaudited consolidated financial statements and footnotes. (See note 7)

Nature of Operations

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

The Company operates with the following trade names: ParkSolarSM: Commercial Scale Solar Parking Arrays, LifeSystemsSM: Residential Component-Based Solar Integrated Buildings, and GreenShadeSM.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2010 and 2009 and our financial position as of June 30, 2010 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009.  The December 31, 2009 consolidated balance sheet is derived from those statements.

Principals of Consolidation

The unaudited consolidated financial statements include the accounts of Envision Solar International, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, valuation of goodwill and trademarks, valuation of accrued rent, valuation of share-based payments, valuation of accrued loss contingencies and the valuation allowance on deferred tax assets.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2010. As of June 30, 2010, there were no amounts greater than the federally insured limits.

Concentration of Revenues

For the six months ended June 30, 2010, customers that each represented more than 10% of our net revenues were as follows:

2010
Customer A	96%

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2010.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At June 30, 2010, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2010, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

2.	GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2010, the Company had net losses of $909,871 (which includes stock based compensation for options of $20,880) and cash used in operations of $409,377. Additionally at June 30, 2010, the Company had a working capital deficit of $3,210,378, an accumulated deficit of $18,341,987 and a stockholders’ deficit of $2,996,227.

As a result, of the merger between Casita, Inc. and the Company, Envision, is currently conducting a capital raise whereby it intends to raise not less than $1,500,000.  These funds are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

The unaudited consolidated financial statements do not include any adjustments relating to therecoverability and classification of recorded asset amounts or the amounts and classification of liabilitiesthat might be necessary should the Company be unable to continue as a going concern.

3.	NOTE PAYABLE and CONVERTIBLE NOTE PAYABLE - RELATED PARTY

Note Payable

As of June 30, 2010, the Company owed one of the Company’s stockholders and former officer $34,246.  The note bears interest at 5% and was due and payable with accrued interest on or before December 31, 2009.  The note was not paid at maturity, and as of June 30, 2010, this note was in default for payment of principal and interest (See Note 9).

Convertible Note Payable

During 2009, John Evey advanced $50,000 in March and $50,000 in September to the Company.  On October 1, 2009, the Company executed a 10% convertible promissory note for $102,236, which includes the total $100,000 principal advanced plus $2,236 of accrued interest.  This note is due December 31, 2010.  This note is convertible to common shares at $0.33 per share.  There was no beneficial conversion feature at the note date.  However, if the Company receives greater than $1,000,000 debt or equity financing proceeds, 25% of amount in excess of $1,000,000 shall be used to pay down the note.  This note is subordinate to the Gemini Master Funds notes. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision (See Note 9).

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

On February 12, 2010, the Company issued to Gemini Master Fund, LTD the Second Amended and Restated Secured Bridge Note in the amount of $811,792 consolidating all principal amounts outstanding at this date along with all accrued but unpaid interest.  The terms of the note did not change. Prior to such issue, the Company paid down approximately $69,000 of the outstanding balance.

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

Since all shares underlying the convertible debt at June 30, 2010, are subject to a lock-up agreement, through June 30, 2010, the shares are not easily convertible to cash and the embedded conversion option does not need to be bifurcated and recorded as a fair value derivative due to the price protection provision in the notes.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

5.	NOTES PAYABLE

On April 22, 2010, the Company entered into a new non-secured note with Gemini Master Fund, LTD, Note No. 2010-3, for $50,000.  The new note bears interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning July 1, 2010, with the note maturing on August 20, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%.

On June 1, 2010, the Company entered into a Convertible Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of conversion were $179,695. The loan amount was for $160,633 and bears interest at 10%. The Company recorded a gain on the conversion of $19,062.  The note can be converted only at the option of the Company, at any time, into common stock with a conversion price of $0.33 per share. The note plus the accrued interest is all due and payable on December 31, 2011.

6.	COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office on a month-to-month basis beginning May 1, 2007, in La Jolla, California.  Monthly rent at the premise was approximately $6,140 per month.  In February 2008, the lease was amended to include a three year term, amongst other changes. During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments and in December 2009, the Company abandoned the premises.  (See "Legal Matters" below)  The Company vacated these premises in 2009 and has recognized the approximately $268,000 present value of the remaining lease obligations as a liability on its unaudited consolidated balance sheet.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

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

The Company is a party to a lawsuit filed in July 2009 with a company owned by one its shareholders.  The lawsuit alleges fraud in misrepresenting signed contracts in the 2008 Private Placement Memorandum and seeks to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% from April 1, 2009 in monies owed for project work in 2008 and 2009.  In connection with the litigation, the Company is responding to discovery of documents.  The Company denies any liability under the lawsuit and has rejected the claim.  No further communications have been had to date and based on the information available at this time, it is not possible to determine the possible outcome of this matter.  The amounts owed under project work aggregating approximately $166,000 have been accrued as accounts payable as of June 30, 2010.

The Company is a party to a lawsuit with its former landlord whereby the landlord claims that the Company broke its lease with respect to the rental of office space, which housed the Company’s headquarters.  The Company attempted to renegotiate the remaining term of its lease at a lower rate but the proposal was rejected by the Landlord.  The Company vacated premises on December 20, 2009 and the landlord repossessed premises on January 1, 2010.  The Plaintiff seeks damages for past rent due, interest and attorney’s fees.  The Company does not deny the breach of its lease and is attempting to work out a settlement.  As of June 30, 2010, the Company has accrued approximately $268,000 representing the fair value of the future rent due under the abandoned lease.  (See “Leases” above)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

On February 4, 2010, Continental Maritime filed a complaint for breach of contract.  The Plaintiff provided steel columns and associated labor to the Company as part of UC-San Diego Solar Parking Structure project. The claim is for approximately $140,000. The Agreement was entered into on June 9, 2008.  Due to project cost overruns and capital raise shortfalls in 2008 and 2009, the Company was unable to make payments on the remaining balance.  The Company is reviewing the claim to assess its liability if any under the lawsuit and the basis for the claim.  No further communications have been had to date and based on the information available at this time, it is not possible to determine the possible outcome of this matter.  The Company has accrued payables to this vendor of approximately $140,000 at June 30, 2010.

On May 3, 2010, the Company reached a legal settlement with a former employee regarding a wrongful termination suit.  The settlement provided for a general release with respect to any past or future claims and the payment of $7,500 to the plaintiff by June 2, 2010.  Such amount was paid to the plaintiff by the Company to perfect such settlement.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would received a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through June 30, 2010. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of June 30, 2010.

Upon the signing of customer contracts, the Company enters into various other agreements with third party vendors who will provide services and/or products to the Company.  Such vendor agreements may call for a deposit along with certain other payments based on the delivery of goods or services.  Payments made by the Company before the completion of projects are treated as prepaid assets and due to the contractual nature of the agreement; the Company may be contingently liable for other payments required under the agreement.

7.	COMMON STOCK

Recapitalization

On February 11, 2010, (the “recapitalization date”), the Company was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the Company. Just subsequent to consummation of the acquisition, the shareholders of the Company retained approximately 67% of the voting common stock of the public company before consideration of unexercised common stock options and warrants.  The publicly-held entity had $200,000 of cash and no liabilities on the recapitalization date.  The Company is deemed to have issued 13,000,000 common shares to the pre-recapitalization shareholders of the publicly-held entity.  In connection with the recapitalization, the Company increased its’ authorized shares to 162,500,000 in February 2010.  The effects of the recapitalization based on a combination exchange ratio and forward-split of the common shares aggregating 30.5428526 have been retrospectively applied to all periods presented in the accompanying unaudited consolidated financial statements and footnotes.  The unaudited consolidated financial statements include the historical operations of the Company and the operations of the publicly-held entity from the date of the recapitalization and the balance sheets of both entities, as consolidated, beginning on the recapitalization date.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

Stock issued in cash sales

During the three months ended June 30, 2010 pursuant to a private placement the Company issued 663,571 shares of common stock for cash with a per share price of $0.35 per share or $232,250, and the Company incurred $17,588 of capital raising fees that were paid in cash.

Stock issued for Services

In April 2010, the Company issued 400,000 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $140,000, for professional services rendered.  The shares were fully vested and expensed during the three months ended June 30, 2010.

In April 2010, the Company entered into a legal services agreement with an attorney to provide legal services for work done on the private placement mentioned above. Under the agreement, the Company issued 70,000 shares of common stock. The Company valued the shares on the measurement date and recorded the fair value of the grant of $24,500, or $0.35 per share (based on contemporaneous cash sales prices) as a charge to additional paid-in capital as offering costs as of June 30, 2010 as the contractual period had expired.

In May, the Company entered into a consulting agreement whereby the Company was required to issue 30,000 shares of common stock to a consultant. The shares were valued at $0.35 (based on contemporaneous cash sales prices) or $10,500.  The value of the stock was recorded as a prepaid expense and is being amortized over the one year term of the contract.

8.	STOCK OPTIONS AND WARRANTS

From January 2010 through June 30, 2010, the Company did not grant any stock options to its employees or third party consultants.

During the three and six months ended June 30, 2010, $10,440 and $20,880 was recognized for previously granted stock options which vested.

During the three months ended June 30, 2010, the Company issued a Private Placement Memorandum (“PPM”) to raise capital for the business. Under the PPM investors are entitled to receive warrants equal to the number of shares that were purchased. As of June 30, 2010, the Company had issued 663,571 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire 2 years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

As a part of the PPM discussed above, the Company is obligated to issue 66,357 warrants to the placement agents.  These warrants are exercisable for 5 years at an exercise price of $0.40.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

9.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

At June 30, 2010, the Company owed its officers $389,062 of deferred compensation and $20,000 of reimbursable expenses which are included in accrued expenses.

At June 30, 2010, the Company had $93,568 of accounts payable to related parties.

Notes Payable to Officer and Director

In 2008, one of the Company’s officers advanced the cost for various expenses on behalf of the Company.  As a result, in June 2008, the Company issued the officer a note in the amount of $18,700.  The note bears interest at 5% and was due and payable with accrued interest on or before May 31, 2009.  The note was not paid at maturity and the balance was included in the $34,246 principal balance of a new note executed in October 2009 and due December 31, 2009.  The officer resigned in November 2009.  As of June 30, 2010, this note was in default for payment of principal and interest. (See Note 3)

On October 1, 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for monies lent to the Company.  Mr. Evey joined the Board of Directors on April 27, 2010. (See Note 3)

10.	SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the company sold an additional 365,000 shares of common stock and warrants resulting in additional capital to the Company of $127,750.

In preparing these unaudited consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance date.

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this unaudited Form 10-Q.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

OVERVIEW:

Recent Events

Prior to February 11, 2010, we were a “shell company”, as defined by the Securities and Exchange Commission, without material assets or activities. On February 11, 2010, we completed a merger, pursuant to which a wholly owned subsidiary of ours merged with and into Envision Solar International, Inc., a California corporation ("Envision CA"), with Envision being the surviving corporation and becoming our wholly owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (hereinafter “Envision”, “Company”, “us”, “we” or “our”). In connection with this merger, we discontinued our former business and succeeded to the business of Envision as our sole line of business. The merger is being accounted for as a recapitalization, with Envision deemed to be the accounting acquirer and Casita Enterprises, Inc. ("Casita") the acquired company. Accordingly, Envision’s historical financial statements for periods prior to the merger have become those of the registrant (Casita) retroactively restated for, and giving effect to, the number of shares received in the merger. The accumulated earnings of Envision were also carried forward after the acquisition. Operations reported for periods prior to the merger are those of Envision.

Overview

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

The Company operates with the following trade names: ParkSolarSM: Commercial Scale Solar Parking Arrays, LifeSystemsSM: Residential Component-Based Solar Integrated Buildings, and GreenShadeSM.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The unaudited consolidated financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances.  Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, valuation of goodwill and trademarks, valuation of accrued rent, valuation of share-based payments, valuation of accrued loss contingencies and the valuation allowance on deferred tax assets.

Revenue and Cost Recognition.  Revenues consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services, along with the sales, construction and installation of integrated solutions and proprietary products.

Revenues from design services are recognized as earned when the design is completed.

Construction contracts are generally short term (less than one year duration) and revenues and related costs are recognized using the “completed contract method” of accounting in accordance with ASC 605-35, formerly Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts”.  Under this method, contract costs are accumulated as deferred assets and billings and/or cash received are recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period upon completion of the contract.  Costs include direct material, direct labor and subcontract labor.  A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.  Corporate general and administrative expenses are charged to the periods as incurred.  However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is incurred.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any.

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

Changes in Accounting Principles.  No significant changes in accounting principles were adopted during the six months ended June 30, 2010.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue.   For the three months ended June 30, 2010, our revenue was $6,456, compared to $136,333 for the same period in 2009.  This decline in revenue was attributable to two main elements. First, recent market conditions created an environment in which potential customers had greater than usual difficulty in securing the financing required for certain types of solar developments. This market climate is easing and the Company is seeing increased activity related to projects with financing sensitivity. Second, the Company underwent a restructuring and a merger and elected to divert its internal resources to the successful execution of the restructuring and the merger, as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for execution in future periods. Envision Construction, which the Company now considers as inactive, recognized revenue of $0 for the six months ended June 30, 2010.  Architectural design fee income was $6,456 for the three months ended June 30, 2010.

Gross Profit.  For the three months ended June 30, 2010, our gross profit was $6,456, compared to a gross profit of $37,368 for the same period in 2009.

Operating Expenses.  Total operating expenses were $433,424 for the three months ended June 30, 2010, compared to $510,980 for the same period in 2009.  This reduction was primarily caused by lower operating expenses, employee-related costs, and travel expenses. Employee-related cost decreases are attributed to reduced employee stock option expense and a successful effort to reduce overhead staffing.

 Provision for Income Taxes.  Our income taxes for the three months ended June 30, 2010 were $6,308, compared to $3,219 for the same period in 2009.  We did not incur any federal tax liability for the three months ended June 30, 2010 and 2009 because we incurred operating losses in these periods. These taxes specifically related to State of California Franchise Taxes and in the three months ended June 30, 2010, we recognized the approximate $6,000 for minimum payments to the state.

Net Earnings (loss).  We generated net losses of $448,834 for the three months ended June 30, 2010 compared to approximately $534,129 for the same period in 2009.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue.   For the six months ended June 30, 2010, our revenue was $169,082, compared to $411,208 for the same period in 2009, representing a decrease of 59%.  This decline in revenue was attributable to two main elements. First, recent market conditions created an environment in which potential customers had greater than usual difficulty in securing the financing required for certain types of solar developments. This market climate is easing and the Company is seeing increased activity related to projects with financing sensitivity. Second, the Company underwent a restructuring and a merger and elected to divert its internal resources to the successful execution of the restructuring and the merger as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for execution in future periods.  Envision Construction’s revenue, which the Company now considers as inactive, was $0 for the six months ended June 30, 2010 compared to $122,072 for the same period in 2009, a decrease of 100%.  Architectural design fee income was $6,456 for the six months ended June 30, 2010 compared to $278,458 for the same period in 2009, a decrease of 98%.

Gross Profit.  For the six months ended June 30, 2010, our gross profit was $119,179, compared to a gross profit of $141,310 for the same period in 2009, representing a decrease of 16%. The decrease in our gross profit resulted primarily from lower margin projects in 2010 and the inability of our customers to obtain financing in order to start new projects.

Operating Expenses.  Total operating expenses were $970,961 for the six months ended June 30, 2010, compared to $1,092,864 for the same period in 2009, a decrease of 11%.  This reduction was primarily caused by lower operating expenses, employee-related costs, and travel expenses.  Employee- related costs decreased by approximately $400,000 mainly attributed to reduced employee stock option expense and a successful effort to reduce overhead staffing for the Company. However, these costs were offset by more heavily utilizing outside consultants, while the Company develops systems and methodologies for attracting and securing new business.

 Provision for Income Taxes.  Our income taxes for the six months ended June 30, 2010 were $6,308, compared to $3,219 for the same period in 2009.  We did not incur any federal tax liability for the six months ended June 30, 2010 and 2009 because we incurred operating losses in these periods. These taxes specifically related to State of California Franchise Taxes and in the six months ended June 30, 2010, we recognized the approximate $6,000 for minimum payments to the state.

Net Earnings (loss).  We generated net losses of $909,871 for the six months ended June 30, 2010 compared to approximately $1,062,693 for the same period in 2009, a decrease of 13%.

Liquidity and Capital Resources

General.  At June 30, 2010, we had cash and cash equivalents of $84,685. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $409,000 for the six months ended June 30, 2010, and we used cash in operations of approximately $126,000 for the same period in 2009. The principal elements of cash flow from operations for the six months ended June 30, 2010 included a  net  loss of $909,871 offset by depreciation expense of $30,993,  stock-based compensation expense of $20,880, stock for services of $140,000 and increased investment in operating working capital elements of approximately $304,000.

Cash used in investing activities during the three months ended June 30, 2010 was $0 compared to $0 during the same period in 2009.

Cash received in our financing activities was $470,855 for the six months ended June 30, 2010, compared to cash received of approximately $133,748 during the same period in 2009.  The 2010 increase in cash is attributable to additional debt financing along with the sale of common stock.

As of June 30, 2010, current liabilities exceeded current assets by approximately $3,210,000. Current assets increased from $133,241 at June 30, 2009 to $160,802 at June 30, 2010 while current liabilities increased to $3,371,180 at June 30, 2010 from $3,050,545 at December 31, 2009. As a result, our working capital decreased from a deficit of $2,917,304 at December 31, 2009 to a deficit of $3,210,378 at June 30, 2010.

Management believes that changes in the operations of the Company will allow it to execute on the strategic plan and return the Company to profitable growth. Those changes are: addition of new experienced management, reduction of overhead costs, process improvements, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities.  Management believes that these changes in the operational structure and management of the Company will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and return the company to profitability and growth in the future. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently conducting a private placement of its stock to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  In order to address its working capital deficit, the Company also intends to endeavor to  increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist though the management team believes that recent operational and business development changes are causing this situation to improve.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2009.  In addition, the Company has limited working capital and is in default on a note payable. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2009, we had identified the following material weaknesses which still exist as of June 30, 2010 and through the date of this report:

As of December 31, 2009 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time.  The following are a list of ongoing litigation matters:

The Company is a party to a lawsuit filed in July 2009 with a Company owned by one its shareholders.  The lawsuit alleges fraud in misrepresenting signed contracts in the 2008 Private Placement Memorandum and seeks to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% per annum from April 1, 2009 in monies owed for project work in 2008 and 2009.  In connection with the litigation, the Company is responding to discovery of documents.  The Company denies any liability under the lawsuit and has rejected the claim.

The Company is a party to a lawsuit with its former landlord whereby the landlord claims that the Company breached its lease with respect to the rental of office space, which housed the Company’s headquarters.  The Company attempted to renegotiate the remaining term of its lease at a lower rate but the proposal was rejected by the Landlord.  The Company vacated the premises on December 20, 2009 and the landlord repossessed the premises on January 1, 2010.  The landlord seeks damages for past rent due, interest and attorney’s fees.  The Company does not deny the breach of its lease and is attempting to work out a settlement.

On February 4, 2010, Continental Maritime filed a complaint for breach of contract.  The Plaintiff provided steel columns and associated labor to the Company as part of UC-San Diego Solar Parking Structure project. The claim is for approximately $140,000. The agreement was entered into by the Company and Continental Maritime on June 9, 2008.  Due to project cost overruns and capital shortfalls in 2008 and 2009, the Company was unable to make payments on the remaining balance.  The Company is reviewing the claim to assess its liability, if any, under the lawsuit and the basis for the claim.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, the Company issued 13,000,000 shares of its common stock in connection with its business combination with Envision Solar International, Inc., a California corporation (“Envision CA”).  In the business combination, the Company acquired 100% of the total issued and outstanding capital stock of Envision CA.

During the three months ended June 30, 2010, the Company issued 663,571 shares of common stock to eight different investors.

During the three months ended June 30, 2010, the Company issued 500,000 shares of common stock to three different consultants for services.

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

(1) Report on Form 8-K, dated March 11, 2010, filed by the Company relating to the business combination of Casita Enterprises, Inc., a Nevada corporation, and Envision Solar International, Inc., a California corporation.

(2) Report on Form 8-K/A, dated March 11, 2010, filed by the Company relating to the business combination of Casita Enterprises, Inc., a Nevada corporation, and Envision Solar International, Inc., a California corporation.

(3) Report on Form 8-K, dated May 13, 2010, filed by the Company relating to the appointment of a new auditor, Salberg & Company, P.A.

(4) Report on Form 8-K, dated May 13, 2010, filed by the Company relating to the appointment of John Evey to the Company’s Board of Directors

(5) Report on Form 8-K, dated July 6, 2010, filed by the Company relating to the resignation of Howard Smith as Chief Financial Officer and the appointment of Robert Noble as interim Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: August 16, 2010	By:	/s/ Robert Noble
Robert Noble, Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Robert Noble	Dated: August 16, 2010
Robert Noble, Chief Executive Officer,
Chief Financial Officer and Chairman
(Principal Executive Officer and Principal
Financial/Accounting Officer)

By: /s/Jay S. Potter	Dated: August 16, 2010
Jay S. Potter, Director