Form 10-Q
period 2010-09-30
Envision Solar International, Inc.
filed 2010-11-12
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2010

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-8457250
(State of Incorporation)	(IRS Employer ID Number)

7675 Dagget Street, Suite 150
San Diego, California  92111
(858) 799-4583
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of registrant's shares of common stock, $0.001 par value, outstanding as of Nov. 9, 2010 was 42,322,571.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$68,571	$23,207
Accounts Receivable, net	75,500	13,596
Prepaid and other current assets	52,243	96,438
Costs in excess of billings on uncompleted contracts	5,525	-
Total Current Assets	201,839	133,241

Property and Equipment, net	195,259	241,748

Other Assets
Deposits	3,550	3,157
Total Other Assets	3,550	3,157

Total Assets	$400,648	$378,146

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$1,137,390	$1,092,549
Accounts Payable - Related Party	95,568	36,216
Accrued Expenses	576,955	387,982
Accrued Rent	268,000	268,000
Sales Tax Payable	36,826	36,826
Billings in excess of costs on uncompleted contracts	96,669	140,296
Note Payable-Related Party	34,246	34,246
Convertible Note Payable -Related Party	102,236	-
Notes Payable	210,633	-
Convertible Notes Payable, net of discount of $434,296 at September 30, 2010	552,496	1,054,430
Embedded Conversion Option Liability	692,246	-

Total Current Liabilities	3,803,265	3,050,545

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value, 162,500,000 million shares authorized, 41,208,428 and 26,000,000 shares issued or issuable and outstanding at September 30, 2010 and December 31, 2009, respectively	41,208	26,000
Additional Paid-in-Capital	15,625,836	14,733,717
Accumulated Deficit	(19,069,661)	(17,432,116)

Total Stockholders' Equity (Deficit)	(3,402,617)	(2,672,399)

Total Liabilities and Stockholders' Equity (Deficit)	$400,648	$378,146

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended September 30		For the Nine Months ended September 30
	2010	2009	2010	2009

Revenues	$-	$304,314	$169,082	$715,522

Cost of Revenues	-	96,518	49,903	366,416

Gross Profit	-	207,796	119,179	349,106

Operating Expenses (including stock based compensation expense of $31,320 for the nine months ended September 30, 2010 and $2,449,014 for the nine months ended September 30, 2009)	428,259	2,456,790	1,399,220	3,549,654

Loss From Operations	(428,259)	(2,248,994)	(1,280,041)	(3,200,548)

Other Income (Expense)
Other Income	-	-	205	33,692
Gain on Debt Settlement	-	-	19,062	-
Other	9	-	-	-
Interest Expense	(473,205)	(245,992)	(544,244)	(387,604)
Change in fair value of embedded conversion option liability	176,345	-	176,345	-
Total Other Income (Expense)	(296,851)	(245,992)	(348,632)	(353,912)

Income (Loss) Before Income Tax	(725,110)	(2,494,986)	(1,628,673)	(3,554,460)

Income Tax Expense	2,564	-	8,872	3,219

Net Loss	$(727,674)	$(2,494,986)	$(1,637,545)	$(3,557,679)

Net Loss Per Share- Basic and Diluted	$(0.02)	$(0.10)	$(0.04)	$(0.14)

Weighted Average Shares Outstanding- basic and diluted	40,603,876	26,000,000	37,820,054	25,887,708
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,637,545)	$(3,557,679)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	46,489	45,398
Bad debt expense	4,687	72,101
Common Stock issued for Services	143,179	-
Compensation expense related to grant of stock options	31,320	2,449,015
Change in fair value of embedded conversion liability	(176,345)	-
Amortization of debt discount	434,295	260,606
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(66,591)	62,209
Prepaid Expenses and other current assets	51,516	70,663
Costs in excess of billings on uncompleted contracts	(5,525)	(14,254)
Deposits	(393)	-
Increase (decrease) in:
Accounts Payable	205,474	132,188
Accounts Payable - related party	59,352	(40,206)
Accrued Expenses	217,378	356,255
Billings in excess of costs on uncompleted contracts	(43,627)	68,493
Deferred Revenue	-	(3,000)
NET CASH USED IN OPERATING ACTIVITIES	(736,336)	(98,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of notes payable	125,000	100,000
Repayments on convertible notes payable	(68,807)	-
Proceeds from Sale of Common Stock	597,950	-
Payments of offering costs related to sale of common stock	(72,443)	-
Proceeds from notes payable from-shareholders	-	15,504
Proceeds relating to recapitalization	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	781,700	115,504

NET INCREASE (DECREASE) IN CASH	45,364	17,293

CASH AT BEGINNING OF PERIOD	23,207	3,083

CASH AT END OF PERIOD	$68,571	$20,376

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$387,604
Cash paid for income tax	$8,872	$3,219

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock deemed issued in recapitalization of company	$13,000	$-
Prepaid common stock issued for services	$10,500	$-
Conversion of accounts payable to notes payable	$160,633	$-
Common stock issued as offering costs	$24,500	$-
Capitalization of accrued interest to convertible notes payable	$28,405	$-
Common stock paid as load fee and recorded as debt discount	$-	$400,000
Embedded conversion option liability recorded as debt discount	$868,591	$-

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 and our financial position as of September 30, 2010 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, valuation of accrued loss contingencies,  and the valuation allowance on deferred tax assets.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, accounts receivable, and revenues.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2010. As of September 30, 2010, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of September 30, 2010, one customer accounted for 100% of the Company’s accounts receivable balance.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

Concentration of Revenues

For the nine months ended September 30, 2010, customers that each represented more than 10% of our net revenues were as follows:

2010
Customer A	96%

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2010 and December 31, 2009 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At September 30, 2010, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”.  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue Recognition

Revenues consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services. Additionally, revenues are also derived from construction projects for the construction and installation of integrated solutions and proprietary products.

Revenues from design services and professional services are recognized as earned.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, formerly Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts”.  Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs.  All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.   However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs and recognized profit in excess of billings on uncompleted contracts", an asset account, or "Billings in excess of cost and recognized profit on uncompleted contracts", a liability account.

Through July 1, 2010 and prospectively for contracts that do not qualify for use of the percentage completion method, the Company accounts for construction contracts using the “completed contract method” of accounting in accordance with ASC 605-35.  Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period upon completion of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs.  All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.  However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is incurred. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts".  The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts".

A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

The Company has contracts in various stages of completion.  Such contracts require estimates to determine the appropriate cost and revenue recognition.  Costs estimates are reviewed periodically on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions are made cumulative to the date of the revision.  Significant management judgments and estimates, including the estimated costs to complete projects, must be made and used in connection with the revenue recognized in the accounting period.  Current estimates may be revised as additional information becomes available.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented.  Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents.

Convertible debt convertible into 4,160,004 common shares, options to purchase 13,147,201 common shares and warrants to purchase 1,876,781 common shares were outstanding during the three and nine months ended September 30, 2010, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive.  These common stock equivalents that remain outstanding at September 30, 2010 may dilute future earnings per share.

Reclassifications

Certain amounts in the accompanying 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

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

2.    GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2010, the Company had net losses of $1,637,545 (which includes stock based compensation for options of $31,320) and cash used in operations of $736,336. Additionally, at September 30, 2010, the Company had a working capital deficit of $3,601,426, an accumulated deficit of $19,069,661 and a stockholders’ deficit of $3,402,617.

As a result of the merger between Casita, Inc. and the Company, Envision is currently conducting a capital raise whereby it intends to raise not less than $2,500,000.  These funds are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months. From January 1, 2010, through the date of this filing, the Company has raised $987,900 under the offering.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.    NOTE PAYABLE and CONVERTIBLE NOTE PAYABLE - RELATED PARTY

Note Payable – Related Party

As of September 30, 2010, the Company owed one of the Company’s stockholders and former officer $34,246.  The note bears interest at 5% and was due and payable with accrued interest on or before December 31, 2009.  The note was not paid at maturity, and as of September 30, 2010, this note was in default for payment of principal and interest (See Note 9).

Convertible Note Payable – Related Party

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

4.    CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary:

As of September 30, 2010, the following summarizes amounts owed under convertible notes:
	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$-	$100,000
Gemini Master Fund – Second Amended Note	$811,792	$397,566	$414,226
Gemini Master Fund –Note Five	$75,000	$36,730	$38,270
	$986,792	$434,296	$552,496

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space.  The interest is 10% per annum with the note principal and interest due December 18, 2010.  However, if the Company receives greater than $100,000 of proceeds from debt or equity financing, 25% of the amount in excess of $100,000 shall be used to pay down the note.  This note is subordinate to all existing senior indebtedness of the Company.  This note is convertible at $0.33 per share.  There was no beneficial conversion feature at the note date.

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

On March 10, 2010, the Company entered into a new secured note with Gemini Master Fund, LTD, Note No. 5, for $75,000.  The new note bears interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning April 1, 2010, with the note maturing on December 31, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%.  The note carries a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock at $0.25 per share.  There is no beneficial conversion value as the conversion price was deemed to be equal to or greater that the fair value of the common stock.

Prior to June 30, 2010 all shares underlying the Gemini Master Fund convertible debt were subject to a lock-up agreement, and the shares were not easily convertible to cash thus, the embedded conversion option did not need to be bifurcated and recorded as a fair value derivative due to the price protection provision in the notes.  Subsequent to June 30, 2010, such lock-up provisions expired and as such, the Company has determined that the embedded conversion option met the definition of a derivative liability and thus must be bifurcated and recorded as a fair value derivative.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

On July 1, 2010 the Company established an embedded conversion option liability of $868,591 for the above mentioned $886,792 of Gemini debt.  The Company recorded a debt discount of $868,591 related to the fair value of the liability for the embedded conversion option.  The fair value was determined using the Black-Scholes pricing model with the following assumptions:  stock price $0.48, conversion price $0.25, expected term of six months based on the contractual term, volatility of 86% based on historical volatility, and a risk free interest rate of 0.2%.  As of September 30, 2010, the Company amortized three months, or $434,295 of debt discount to interest expense.

Fair Value Measurements – Derivative liability:

  The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at September 30, 2010:

		Fair value Measurements at September 30, 2010
	Carrying Value at September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$692,246	$-	$-	$692,246

The following is a summary of activity of Level 3 liabilities for the period ended September 30, 2010:

Balance at July 1, 2010	$868,591
Change in fair value	$(176,345)
Balance September 30, 2010	$692,246

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at September 30, 2010:

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

Assumptions	September 30, 2010
Expected term	0.25
Expected Volatility	108%
Risk free rate	0.2%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three months ended September 30, 2010.

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

On June 1, 2010, the Company entered into a Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of conversion were $179,695. The loan amount was for $160,633 and bears interest at 10%. The Company recorded a gain on the conversion of $19,062.  The note can be converted only at the option of the Company, at any time, into common stock with a conversion price of $0.33 per share. The note plus the accrued interest is all due and payable on December 31, 2011.

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

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

The Company is a party to a lawsuit filed in July 2009 with a company owned by one its shareholders.  The lawsuit alleges fraud in misrepresenting signed contracts in the 2008 Private Placement Memorandum and seeks to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% from April 1, 2009 in monies owed for project work in 2008 and 2009.  In connection with the litigation, key individuals are going through the deposition process and the Company is responding to discovery of documents.  The Company denies any liability under the lawsuit and has rejected the claim.  No other communications have been had to date and based on the information available at this time, it is not possible to determine the possible outcome of this matter.  The amounts owed under project work aggregating approximately $166,000 have been accrued as accounts payable as of September 30, 2010.

The Company is a party to a lawsuit with its former landlord whereby the landlord claims that the Company broke its lease with respect to the rental of office space, which housed the Company’s headquarters.  The Company attempted to renegotiate the remaining term of its lease at a lower rate but the proposal was rejected by the Landlord.  The Company vacated premises on December 20, 2009 and the landlord repossessed premises on January 1, 2010.  The Plaintiff seeks damages for past rent due, interest and attorney’s fees.  The Company does not deny the breach of its lease and is attempting to work out a settlement.  As of September 30, 2010, the Company has accrued approximately $268,000 representing the fair value of the future rent due under the abandoned lease.  (See “Leases” above)

On February 4, 2010, Continental Maritime filed a complaint for breach of contract.  The Plaintiff provided steel columns and associated labor to the Company as part of UC-San Diego Solar Parking Structure project. The claim is for approximately $140,000. The Agreement was entered into on June 9, 2008.  Due to project cost overruns and capital raise shortfalls in 2008 and 2009, the Company was unable to make payments on the remaining balance.  The Company is reviewing the claim to assess its liability if any under the lawsuit and the basis for the claim.  No further communications have been had to date and based on the information available at this time, it is not possible to determine the possible outcome of this matter.  The Company has accrued payables to this vendor of approximately $140,000 at September 30, 2010.

On May 3, 2010, the Company reached a legal settlement with a former employee regarding a wrongful termination suit.  The settlement provided for a general release with respect to any past or future claims and the payment of $7,500 to the plaintiff by June 2, 2010.  Such amount was paid to the plaintiff by the Company to perfect such settlement.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would received a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through September 30, 2010. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of September 30, 2010.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
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

Stock issued in cash sales

During the nine months ended September 30, 2010 pursuant to a private placement, the Company issued 1,708,428 shares of common stock for cash with a per share price of $0.35 per share or $597,950, and the Company incurred $72,443 of capital raising fees that were paid in cash.  The $72,433 was charged to additional paid-in capital.

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

In May 2010, the Company entered into a consulting agreement whereby the Company was required to issue 30,000 shares of common stock to a consultant. The shares were valued at $0.35 (based on contemporaneous cash sales prices) or $10,500.  The value of the stock was recorded as a prepaid expense and is being amortized over the one year term of the contract.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

8.    STOCK OPTIONS AND WARRANTS

From January 2010 through September 30, 2010, the Company did not grant any stock options to its employees or third party consultants.

During the three and nine months ended September 30, 2010, $10,440 and $31,320 was recognized for previously granted stock options which vested.

During the three months ended June 30, 2010, the Company issued a Private Placement Memorandum (“PPM”) to raise capital for the business. Under the PPM investors are entitled to receive warrants equal to the number of shares that were purchased. As of September 30, 2010, the Company had issued 1,708,428 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire 2 years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

As a part of the PPM discussed above, the Company is obligated to issue 66,357 warrants to the placement agents.  These warrants are exercisable for 5 years at an exercise price of $0.40.

9.    RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

At September 30, 2010, the Company owed its officers $359,062 of deferred compensation and $17,000 of reimbursable expenses which are included in accrued expenses.

At September 30, 2010, the Company had $95,568 of accounts payable to related parties.

Notes Payable to Officer and Director

In 2008, one of the Company’s officers advanced the cost for various expenses on behalf of the Company.  As a result, in June 2008, the Company issued the officer a note in the amount of $18,700.  The note bears interest at 5% and was due and payable with accrued interest on or before May 31, 2009.  The note was not paid at maturity and the balance was included in the $34,246 principal balance of a new note executed in October 2009 and due December 31, 2009.  The officer resigned in November 2009.  As of September 30, 2010, this note was in default for payment of principal and interest. (See Note 3)

On October 1, 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for monies lent to the Company.  Mr. Evey joined the Board of Directors on April 27, 2010. (See Note 3)

10.    SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the company sold an additional 1,114,143 shares of common stock and warrants resulting in additional capital to the Company of $389,950.

On November 4, 2010, the board of directors approved the issuance of 120,000 shares of common stock valued at $0.35 a share (based on contemporaneous cash sales prices) for services provided.  These shares will be expensed by the Company during the quarter ended December 31, 2010 as services under the contract will have been fully rendered.

The Company entered into a settlement agreement with a vendor to pay the vendor in shares of the Company's Common Stock in lieu of cash. The Company will issue 36,650 shares of common stock valued at $0.35 per share (based on contemporaneous cash sales prices) for a total value of $12,828.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements.  The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)
reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence or other reasons;

(h)	rapid and significant changes in markets;

(i)	litigation with or legal claims and allegations by outside parties;

(j)	insufficient revenues to cover operating costs, resulting in persistent losses; and

(k)	potential dilution of the ownership of existing shareholders in the Company due to the issuance of new securities by the Company in the future.

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

OVERVIEW:

Recent Events

Prior to February 11, 2010, we were a “shell company”, as defined by the Securities and Exchange Commission, without material assets or activities. On February 11, 2010, we completed a merger pursuant to which a wholly owned subsidiary of ours merged with and into Envision Solar International, Inc., a California corporation ("Envision CA"), with Envision being the surviving corporation and becoming our wholly owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (hereinafter “Envision”, “Company”, “us”, “we” or “our”). In connection with this merger, we discontinued our former business and succeeded to the business of Envision as our sole line of business. The merger is being accounted for as a recapitalization, with Envision deemed to be the accounting acquirer and Casita Enterprises, Inc. ("Casita") the acquired company. Accordingly, Envision’s historical financial statements for periods prior to the merger have become those of the registrant (Casita) retroactively restated for, and giving effect to, the number of shares received in the merger. The accumulated earnings of Envision were also carried forward after the acquisition. Operations reported for periods prior to the merger are those of Envision.

Overview

The Company is a solar project and technology developer providing turn-key design and build solutions for commercial, industrial, institutional and residential projects.  Founded by award-winning sustainable design architects with extensive international business development and industrial design expertise, the Company strives to be first-to-market and the leading worldwide brand in solar parking arrays.  The Company has two lines of business, ParkSolarSM for commercial, industrial and government projects, and LifeSystemsSM for residential and light commercial products and projects. Both groups have envisioned, invented and engineered the leading next generation, patent pending, “solar integrated building systems™” (SIBS™) which are providing the foundation for the lowest cost, most highly engineered solutions available for the massive future worldwide market for solar parking array installations.

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

The Company operates with the following trade names: ParkSolarSM, Commercial Scale Solar Parking Arrays, LifeSystemsSM, Residential Component-Based Solar Integrated Buildings, and GreenShadeSM.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The unaudited consolidated financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances.  Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, valuation of accrued loss contingencies,  and the valuation allowance on deferred tax assets.

Revenue and Cost Recognition.  Revenues consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.  Additionally, revenues are also derived from construction projects for the construction and installation of integrated solutions and proprietary products.

Revenues from design services and professional services are recognized as earned.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, formerly Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts”.  Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs.  All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.   However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs and recognized profit in excess of billings on uncompleted contracts", an asset account, or "Billings in excess of cost and recognized profit on uncompleted contracts", a liability account.

Through July 1, 2010 and prospectively for contracts that do not qualify for use of the percentage completion method, the Company accounts for construction contracts using the “completed contract method” of accounting in accordance with ASC 605-35.  Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period upon completion of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs.  All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.  However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is incurred. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts".  The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts".

A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

The Company has contracts in various stages of completion.  Such contracts require estimates to determine the appropriate cost and revenue recognition.  Costs estimates are reviewed periodically on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions are made cumulative to the date of the revision.  Significant management judgments and estimates, including the estimated costs to complete projects, must be made and used in connection with the revenue recognized in the accounting period.  Current estimates may be revised as additional information becomes available.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any.

Stock Based Compensation.  At inception, we adopted ASC 718, Share Based Payment and Related Interpretations. ASC 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

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

Changes in Accounting Principles.  No significant changes in accounting principles were adopted during the nine months ended September 30, 2010.

Accounting for derivatives.  The Company evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”.  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue.   For the three months ended September 30, 2010, our revenue was $0, compared to $304,314 for the same period in 2009.  This decline in revenue was attributable to two main elements. First, recent market conditions created an environment in which potential customers had greater than usual difficulty in securing the financing required for certain types of solar developments. This market climate is easing and the Company is seeing increased activity related to projects with financing sensitivity. Second, the Company underwent a restructuring and a merger and elected to divert its internal resources to the successful execution of the restructuring and the merger, as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for product and service sales in future periods.

Gross Profit.  For the three months ended September 30, 2010, our gross profit was $0, compared to a gross profit of $207,796 for the same period in 2009.

Operating Expenses.  Total operating expenses were $428,259 for the three months ended September 30, 2010, compared to $2,456,790 for the same period in 2009.  This reduction was caused by lower operating expenses, employee-related costs, and travel expenses. Further, stock based compensation was $10,440 for the three months ended September 30, 2010 compared to $2,038,672 for the three months ended September 30, 2009.

Provision for Income Taxes.  Our income taxes for the three months ended September 30, 2010 were $2,564, compared to $0 for the same period in 2009.  We did not incur any federal tax liability for the three months ended September 30, 2010 and 2009 because we incurred operating losses in these periods. These taxes specifically related to State of California Franchise Taxes in the three months ended September 30, 2010, as we recorded minimum payments to the state.

Interest Expense.  Interest expense was $473,205 for the three months ended September 30, 2010 compared to $245,992 for the same period in 2009. The increase was primarily derived from the amortization of debt discount in the period ended September 30, 2010 related to the embedded conversion option derivative components of the current debt instruments that took effect in the period.

Net Earnings (loss).  We generated net losses of $727,674 for the three months ended September 30, 2010 compared to approximately $2,494,986 for the same period in 2009.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue.   For the nine months ended September 30, 2010, our revenue was $169,082 compared to $715,522 for the same period in 2009, representing a decrease of 76%.  This decline in revenue was attributable to two main elements. First, recent market conditions created an environment in which potential customers had greater than usual difficulty in securing the financing required for certain types of solar developments. This market climate is easing and the Company is seeing increased activity related to projects with financing sensitivity. Second, the Company underwent a restructuring and a merger and elected to divert its internal resources to the successful execution of the restructuring and the merger as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for product and service sales in future periods.  Envision Construction’s revenue, which the Company now considers as inactive, was $0 for the nine months ended September 30, 2010 compared to $431,538 for the same period in 2009, a decrease of 100%.  Architectural design fee income was $6,456 for the nine months ended September 30, 2010 compared to $283,984 for the same period in 2009, a decrease of 98%.

Gross Profit.  For the nine months ended September 30, 2010, our gross profit was $119,179, compared to a gross profit of $349,106 for the same period in 2009, representing a decrease of 66%. The decrease in our gross profit resulted primarily from lower margin projects in 2010 and decreased revenues due to the inability of our customers to obtain financing in order to start new projects.

Operating Expenses.  Total operating expenses were $1,399,220 for the nine months ended September 30, 2010, compared to $3,549,654 for the same period in 2009, a decrease of 61%.  This reduction was primarily caused by lower operating expenses, employee-related costs, and travel expenses, however, these cost savings were offset by more utilization of outside consultants while the Company develops systems and methodologies for attracting and securing new business. Further, stock based compensation was $31,320 for the nine months ended September 30, 2010 compared to $2,449,014 for the nine months ended September 30, 2009.

 Provision for Income Taxes.  Our income taxes for the nine months ended September 30, 2010 were $8,872, compared to $3,219 for the same period in 2009.  We did not incur any federal tax liability for the nine months ended September 30, 2010 and 2009 because we incurred operating losses in these periods. These taxes specifically related to State of California Franchise Taxes and in the nine months ended September 30, 2010, we paid approximately $8,000 as the minimum payments to the state.

Net Earnings (loss).  We generated net losses of $1,637,545 for the nine months ended September 30, 2010 compared to approximately $3,557,679 for the same period in 2009, a decrease of 54%.

Liquidity and Capital Resources

General.  At September 30, 2010, we had cash and cash equivalents of $68,571. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of  $736,336 for the nine months ended September 30, 2010, and we used cash in operations of  $98,211 for the same period in 2009. The principal elements of cash flow from operations for the nine months ended September 30, 2010 included a net loss of $1,637,545 offset by depreciation expense of $46,489,  stock-based compensation expense of $31,320, stock for services of $143,179, the non cash amortization of debt discount of $434,295, increased investment in operating working capital elements of approximately $418,000 and was offset by the change in the fair value of the embedded conversion liability of $176,345.

Cash used in investing activities during the nine months ended September 30, 2010 was $0 compared to $0 during the same period in 2009.

Cash received in our financing activities was $781,700 for the nine months ended September 30, 2010, compared to cash received of approximately $115,504 during the same period in 2009.  The 2010 increase in cash is attributable to additional debt financing along with the sale of common stock.

As of September 30, 2010, current liabilities exceeded current assets by approximately $3,600,000. Current assets increased from $133,241 at December 31, 2009 to $201,839 at September 30, 2010 while current liabilities increased to $3,803,265 at September 30, 2010 from $3,050,545 at December 31, 2009. As a result, our working capital decreased from a deficit of $2,917,304 at December 31, 2009 to a deficit of $3,601,426 at September 30, 2010.

Management believes that changes in the operations of the Company will allow it to execute on the strategic plan and enable it to experience profitable growth in the future. Those changes are: addition of new experienced management, reduction of overhead costs, process improvements, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities.  Management believes that these changes in the operational structure and management of the Company will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and return the Company to growth in the future. This is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently conducting a private placement of its stock to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  In order to address its working capital deficit, the Company also intends to endeavor to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although the management team believes that recent operational and business development changes are causing this situation to improve.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2009, we had identified the following material weaknesses which still exist as of September 30, 2010 and through the date of this report:

As of December 31, 2009 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time.  The following are a list of ongoing litigation matters:

The Company is a party to a lawsuit filed in July 2009 by a company owned by one the Company’s shareholders.  The lawsuit alleges fraud in misrepresenting signed contracts in the Company’s 2008 Private Placement Memorandum and seeks to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% per annum from April 1, 2009 in monies owed for project work in 2008 and 2009.  In connection with the litigation, the Company is responding to discovery of documents.  The Company denies any liability under the lawsuit and has rejected the claim.

The Company is a party to a lawsuit with its former landlord whereby the landlord claims that the Company breached its lease with respect to the rental of office space, which housed the Company’s headquarters.  The Company attempted to renegotiate the remaining term of its lease at a lower rate but the proposal was rejected by the landlord.  The Company vacated the premises on December 20, 2009 and the landlord repossessed the premises on January 1, 2010.  The landlord seeks damages for past rent due, interest and attorney’s fees.  The Company is attempting to work out a settlement with the landlord.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company issued 1,044,857 shares of common stock to fifteen different investors in a private placement made and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.  The net proceeds of this private placement were used to pay accounts payable and for general working capital.

During the nine months ended September 30, 2010, the Company issued 500,000 shares of common stock to three different consultants for services in a private placement made and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

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

(1) Report on Form 8-K, dated July 6, 2010, filed by the Company relating to the resignation of Howard Smith as Chief Financial Officer and the appointment of Robert Noble as interim Chief Financial Officer.

(2) Report on Form 8-K, dated 10/6/2010 announcing the appointment of Desmond Wheatley as president and COO and further announcing two press releases of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: November 12, 2010	By:	/s/ Robert Noble
Robert Noble, Chief Executive Officer,
Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2010	By:	/s/ Robert Noble
Robert Noble, Chief Executive Officer,
Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial/Accounting Officer)

Dated: November 12, 2010	By:	/s/ Jay S. Potter
Jay S. Potter, Director