Form 10-K
period 2010-12-31
Envision Solar International, Inc.
filed 2011-03-31
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2010

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-8457250
(State of Incorporation)	(IRS Employer ID Number)

7675 Dagget Street, Suite 150
San Diego, California  92111
(858) 799-4583
(Address and telephone number of principal executive offices)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]  No [X]

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [_]  No [X]

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $13,248,817 as of June 30, 2010 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

The number of registrant's shares of common stock, $0.001 par value, outstanding as of March 31, 2010 was 46,189,386.

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Envision Solar International, Inc., a California corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) and its subsidiaries.  On February 11, 2010, Envision Solar International, Inc. was acquired by Casita Enterprises Inc. (“Casita”), an inactive publicly-held company in a transaction treated as a recapitalization of the Company. Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 12, 2010, and as amended on March 31, 2010, which filing is incorporated herein by reference.  On March 11, 2010, Envision, a wholly owned subsidiary of Casita, merged with Casita (the "Subsidiary Merger"), whereby Casita remained the surviving corporation and continued existence as a Nevada corporation.  In connection with the Subsidiary Merger, Casita amended its Articles of Incorporation to change its name from "Casita Enterprises, Inc." to "Envision Solar International, Inc." For a more complete discussion of the Subsidiary Merger, please see our Current Report on Form 8-K filed with the SEC on April 12, 2010, which filing is incorporated herein by reference.

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

The Company’s business model includes vertical integration of all key capabilities required for the full, turn-key “single-point-of-contract™” implementation of each project. These capabilities include design, project planning and management, fabrication, construction, and operations and maintenance.  The Company is continuing to secure its position as the key participant at the convergence of solar energy and the real estate and building industry.

Envision is built on a foundation of solar architecture and industrial design, long-term experience in the building and construction industry, along with innovative building systems technology. The technology component resides in various patented and patent-pending intellectual properties. The solid project and product delivery capabilities were developed through management’s experiences with top sustainable, industrial design and technology firms, financial service providers, solar companies, real estate development and product manufacturing firms. Innovation is a key differentiator for the Company, as it has the creativity and passion to invent new designs using its existing products, solutions and processes to turn a piece of relatively unused and bare real estate into a “solar grove”.

The Company operates with the following trade names: ParkSolarSM: Commercial Scale Solar Parking Arrays, LifeSystemsSM: Residential Component-Based Solar Integrated Buildings.

Products, Technologies and Services

We are active in the solar power industry as a designer and developer of solar power systems on parking lots and parking structures for commercial, institutional, military and municipal customers. We provide our customers with a single point of contact for their system design, engineering work, building permit, rebate approval, utility hookup and subsequent maintenance. We concentrate on the design and development of grid-tied solar power systems that are able to take advantage of net metering initiatives. We commenced design and installation of solar charging stations for plug-in hybrid electric vehicles in 2009. Our services, which include sustainable infrastructure master planning, solar master planning, solar system design and engineering, solar system procurement and delivery, and solar system project development and turnkey management, are provided by us, together with partner companies such as general contractors, construction managers, solar integrators, architecture firms, planning firms, structural engineers and electrical engineers.

Intellectual Property

Envision acquired the registered trademarks Solar Grove®, Solar Tree® and LifePort® that allow the Company to market its products across virtually unlimited technology platforms, in co-branded partnerships with many partners.

The Company has one patent issued and one patent pending for its EnvisionTrak™ (a dual-axis tracking Solar Tree). The Company has begun development of ComposiTree™, a Solar Tree® constructed of resin based, fiber-reinforced pultrusions, which will weigh approximately one-quarter the weight of current Solar Trees™ constructed of steel.  In May of 2009, the Company also announced the availability of CleanCharge solar charging stations.

Key Initiatives

Solar Tree® Product/Technology Development - the Company is developing a variety of Solar Trees™, allowing for wider distribution geographically and economies of scale for greater volume. Solar trees are attractive shading structures not unlike a large parasol but supporting an overhead, square or rectangular solar array which can be oriented for the best aesthetic effect while maximizing solar efficiency. They can be deployed alone or as a group or "grove".

ComposiTree™ - a Solar Tree® constructed of either resin based, fiber-reinforced pultrusions or aluminum, which will be more cost effective, require no structure maintenance and weigh approximately one-half to one-quarter the weight of current Solar Trees™ constructed of steel.

EnvisionTrak™ Tracking Solar Tree® - a multi axis tracking Solar Tree™ which has the ability to track the sun throughout the day, potentially increasing output by approximately 20%.

CleanCharge™ Solar Charging Stations - a Solar Tree® power charging station. A major focus of the Company is on the future infrastructure of electric vehicles (EVs) and plug-in hybrid electric vehicles (PHEVs).

The Market

Distributed generation photovoltaic solar projects have historically been rooftop installations. Rooftops have a number of inherent problems that are avoided by utilizing parking lots and the top levels of parking structures for solar installations. Rooftops are populated with mechanical equipment, vents, skylights, elevator overruns and most importantly, roofing materials and systems including waterproof membranes that require maintenance, are warranted, and must be replaced often – more often that solar PV products. Rooftops are also limited in the area which is required for large scale energy production by PV systems.

Alternatively, parking lots and the top levels of parking structures are preferable locations, in many cases, to building rooftops for numerous reasons, which accounts for the rapid growth of the solar parking array market. They are large, unobstructed, sun-drenched areas that are easily accessible during project construction. They have no waterproofing issues and benefit significantly from shade for cars and drivers. In addition, we call it “Solar You Can See!”, because rooftop solar can’t be seen in most cases. Solar parking arrays, on the other hand, are experienced and enjoyed by employees and visitors. With the installation of a solar parking array, a previously barren and unpleasant parking lot becomes a cool, shady people friendly park, where everyone can directly experience clean solar energy generation, shade, and diffuse, soft safe lighting at night.  Property owners enjoy the benefit of the positive demonstration such a visible display of the sustainable design of their property and turn a cost center into a revenue center.

Reverse Merger With Envision CA

On February 10, 2010, Envision CA and ESII Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary ("Acquisition Sub") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement").  Upon the closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), our Acquisition Sub was merged with and into Envision CA, and Envision CA, as the surviving corporation, became our wholly-owned subsidiary. Further, on March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc.

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

*
Upon the closing of the Merger, a new board of directors and new officers were appointed.  Our new board of directors consists of Robert Noble, Jay Potter and John Evey.  Mr. Noble and Mr. Potter were previously the directors of Envision CA. In addition, immediately following the Merger, we appointed the previous officers of Envision CA as our officers.

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

*
Immediately following the Split-Off, our board of directors, pursuant to Section 78.207 of the Nevada Revised Statutes, approved a 3.25-for-1 forward stock split (the "Stock Split").  Pursuant to the Stock Split, every one (1) share of our issued and outstanding common stock was reclassified into 3.25 whole post-split shares of our common stock. In addition, in connection with the Stock Split, our authorized common stock was increased from 50,000,000 shares of common stock to 162,500,000 shares of common stock. No fractional shares of our common stock were issued in connection with the Stock Split.  Stockholders who were entitled to a fractional post-split share received in lieu thereof one (1) whole post-split share.  Following the Stock Split, each stockholder's percentage ownership interest in us and proportional voting power remained virtually unchanged except for minor changes that resulted from rounding fractional shares into whole shares.  The rights and privileges of the holders of our common stock were substantially unaffected by the Stock Split.  All of our issued and outstanding options, warrants, and convertible securities immediately prior to the Stock Split have been adjusted for the Stock Split, including the options and warrants we assumed in the Merger listed above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are at 7675 Dagget Street, Suite 150, San Diego, California 92111.  We lease approximately 4,200 square feet of office space pursuant to a lease that expires in 2013.

In connection with our entry into this lease, we issued to our landlord and real estate broker a 10% convertible note in the amount of $100,000, which was to become due on December 18, 2010 and is subordinated in right of payment to the prior payment in full of all of our existing and future senior indebtedness. On December 18, 2010, the note became due, however in March 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011as described below.  The holders of the note may, at their option, convert all or a portion of the outstanding principal amount and unpaid accrued interest as of the date of conversion into shares of our common stock equal to one share for each $0.33 of outstanding principal and unpaid accrued interest. In the event that we receive more than $1,000,000 in a financing or a series of financings (whether related or unrelated) prior to the maturity date of the note, 25% of the proceeds from any such financing in excess of $1,000,000 shall be used to pay down the note. Any funds provided to us by Gemini Master Fund, Ltd. ("Gemini") or any person or entity that co-invests with Gemini will not be credited towards the $1,000,000 threshold. On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $100,000 be used to pay down the note balance.

Our rents for the periods following the maturity date of the note are set forth below:

Period	Rent
December 19, 2010 through December 18, 2011	$8,416 per month
December 19, 2011 through December 18, 2012	$8,570 per month
December 19, 2012 through December 18, 2013	$8,930 per month

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time.  The following are a list of ongoing litigation matters:

The Company was a party to a lawsuit filed in July 2009 with a company owned by one our shareholders.  The lawsuit alleges fraud in misrepresenting signed contracts in the 2008 Private Placement Memorandum and sought to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% per annum from April 1, 2009 in monies owed for project work in 2008 and 2009.  In connection with the litigation, on March 24, 2011, the Company has agreed to settle the lawsuit. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments of $175,000 paid in the following five (5) months in either cash or the Company’s common stock based on a formula, at the Company’s option. The Company did not acknowledge any fault related to this dispute.

The Company was a party to a lawsuit with its former landlord whereby the landlord claims that the Company broke its lease with respect to the rental of office space, which housed the Company’s prior headquarters.   The Company vacated those premises on December 20, 2009 and the landlord repossessed the premises on January 1, 2010.  In 2010, a judgment was entered whereby Envision was ordered to pay $94,170 plus 10% interest until paid in satisfaction of all claims.  The Company has accrued $103,587 related to this judgment.

On May 3, 2010, the Company reached a legal settlement with a former employee regarding a wrongful termination suit.  The settlement provided for a general release with respect to any past or future claims and the payment of $7,500 to the plaintiff by June 2, 2010.  Such amount was paid to the plaintiff by the Company to complete such settlement.

On December 7, 2010, the Company reached a legal settlement with a former vendor related to outstanding payables owed by the Company.  The terms of the settlement stipulate that the Company owes the vendor $139,818 plus 10% accrued interest. The Company has accrued payables to this vendor of approximately $170,000 at December 31, 2010.

ITEM 4. (REMOVED AND RESERVED)

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2010 we received our listing for quotation on the Over-the-Counter Bulletin Board under the symbol "EVSI".  Prior to the reverse merger with Envision Solar International, Inc., there was no public market for our common stock.

The range of high and low last sale closing price quotations for each fiscal quarter since our inception was as follows:

Year Ended December 31, 2010	High	Low

Second Quarter ended June 30, 2010	$0.65	$0.37
Third Quarter ended September 30, 2010	$0.59	$0.25
Fourth Quarter ended December 31, 2010	$0.51	$0.35

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.   The closing price of our common stock on March 28, 2011 was $0.54 per share.

On March 31, 2011, there were approximately 242 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.  We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010 pursuant to private placements, the Company issued 3,009,814 shares of common stock for cash with a per share price of $0.35 per share or $1,053,435, and the Company incurred $140,766 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Subsequent to December 31, 2010, the Company sold an additional 3,318,571 shares of common stock and warrants at a per share price of $0.35 resulting in additional capital to the Company of $1,161,500.

Stock Issued for Services

In April 2010, the Company issued 400,000 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $140,000, for professional services rendered.  The shares were fully vested and expensed during the year ended December 31, 2010.

In May 2010, the Company entered into a consulting agreement whereby the Company was obligated to issue 30,000 shares of common stock to a consultant. The shares were valued at $0.35 (based on contemporaneous cash sales prices) or $10,500.  The value of the stock was recorded as a prepaid expense and is being amortized over the one year term of the contract.

In November 2010, the board of directors approved the issuance of 120,000 shares of common stock valued at $0.35 a share (based on contemporaneous cash sales prices) or $42,000 for services provided.  These shares were expensed by the Company during the year ended December 31, 2010 as services under the contract have been fully rendered.

Stock Issued for Debt Settlement

In October 2010, the board of directors approved the issuance of 37,000 shares of common stock valued at $0.35 per share (based on contemporaneous cash sales prices) or $12,950 for a settlement of outstanding payables of $12,950.  Accordingly, there was no gain or loss on settlement.

In December 2010, the board of directors approved the issuance of 204,000 shares of common stock valued at $0.35 a share (based on contemporaneous cash sales prices) or $71,400 for settlement of outstanding payables of $71,400. Accordingly, there was no gain or loss on settlement.

Stock Offering Costs

In April 2010, the Company entered into a legal services agreement with an attorney to provide legal services for work done on our private placement of securities. Under the agreement, the Company issued 70,000 shares of common stock. The Company valued the shares on the measurement date and recorded the fair value of the grant of $24,500, or $0.35 per share (based on contemporaneous cash sales prices) as a charge to additional paid-in capital as offering costs as of December 31, 2010 as the contractual period had expired.

Equity Compensation Plans

2007 Unit Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2007 Unit Option Plan.  Pursuant to the 2007 Unit Option Plan, 100,000 units of Envision LLC were reserved for issuance as awards to employees, members of Envision LLC's board of managers, consultants and other service providers.  The purpose of the 2007 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in Envision LLC's development and financial success.  The 2007 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.   On a post-Merger basis, 3,054,350 stock options have been granted to date and remain outstanding under the 2007 Plan.

2008 Stock Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan pursuant to which 200,000 shares of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers.  The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees.  Nonstatutory stock options may be granted to employees, directors and consultants.  The 2008 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.  On a post-Merger basis, 9,145,748 stock options have been granted to date and remain outstanding under the 2008 Plan.  Of these, 3,037,048 stock options have been issued outside of the plan.

2011 Equity Compensation Plan

In order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, we intend to adopt a new equity incentive plan (the "2011 Plan"), pursuant to which 20,000,000 shares of our common stock will be reserved for issuance as awards to employees, directors, consultants and other service providers and expected to be authorized by the board of directors and presented to our shareholders for ratification in 2011.  In addition, all awards under Envision CA's 2007 Plan and 2008 Plan will be assumed under the 2011 Plan.

Incentive Plan Awards

On February 12, 2010, we entered into a letter agreement with Robert Noble, pursuant to which Mr. Noble agreed to terminate all of his options under Envision's 2007 Unit Option Plan and 2008 Equity Incentive Plan upon the issuance to Mr. Noble of a new option to purchase an aggregate of 9,162,856 shares of common stock at an exercise price of $0.33 per share, which option shall vest immediately upon our achievement of cumulative gross revenues of either (i) $15,000,000 during the fiscal year ended December 31, 2010 or (ii) $30,000,000 prior to December 31, 2014.  The new stock options are expected to be issued to Mr. Noble under the proposed 2011 Plan that is expected to be authorized by the board of directors and presented to our shareholders for ratification in 2011. These milestones had not been met as of the date of this filing

The following table sets forth certain information regarding our 2007 and 2008 Stock Incentive Plans as of December 31, 2010:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
12,200,098	$0.45	-

For the fiscal year ended December 31, 2010, there were no options issued pursuant to our plans.

Warrants

In connection with private placements which occurred in 2010, stockholders were issued warrants equal to the number of shares that were purchased. As of December 31, 2010, the Company had issued 3,009,814 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire two (2) years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

As a part of the private placement discussed above, the Company is obligated to issue 300,981 warrants to the placement agents.  These warrants are exercisable for five (5) years at an exercise price of $0.40 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.

OVERVIEW:

Recent Events

Prior to February 11, 2010, we were a “shell company”, as defined by the Securities and Exchange Commission, without material assets or activities. On February 11, 2010, we completed a merger pursuant to which a wholly owned subsidiary of ours merged with and into Envision Solar International, Inc., a California corporation ("Envision CA"), with Envision being the surviving corporation and becoming our wholly owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. In connection with this merger, we discontinued our former business and succeeded to the business of Envision as our sole line of business. The merger is being accounted for as a recapitalization, with Envision deemed to be the accounting acquirer and Casita Enterprises, Inc. ("Casita") the acquired company. Accordingly, Envision’s historical consolidated financial statements for periods prior to the merger have become those of the registrant (Casita) retroactively restated for, and giving effect to, the number of shares received in the merger. The accumulated earnings of Envision were also carried forward after the acquisition. Operations reported for periods prior to the merger are those of Envision.

Business Overview

The Company is a solar project and technology developer providing turn-key design/build solutions for commercial, industrial military and institutional projects.  Founded by award-winning sustainable design architects with extensive international business development and industrial design expertise, the Company strives to be first-to-market and the leading worldwide brand in solar shaded parking arrays.  The Company has two lines of business, ParkSolarSM for commercial, industrial and government projects, and LifeSystemsSM for highly scalable, highly deployable solar integrated building products and projects. Both groups have envisioned, invented, and engineered the leading next generation, patent pending, “solar integrated building systems™” (SIBS™) which are providing the foundation for the most highly engineered solutions available for the massive future worldwide market for solar parking array installations.

The Company’s business model includes vertical integration of all key capabilities required for the full, turn-key “single-point-of-contract™” implementation of each project. These capabilities include design, project planning and management, fabrication, construction, and operations and maintenance.  The Company is continuing to secure its position as the key participant at the convergence of solar energy and the real estate and building industry.

The Company operates with the following trade names: ParkSolarSM: Commercial Scale Solar Parking Arrays, LifeSystemsSM: Residential Component-Based Solar Integrated Buildings.

Critical Accounting Policies

Please refer to Note 1 in the consolidated financial statements for further information on the Company’s critical accounting policies which are summarized as follows:

Fair Value of Financial Instruments.  The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2010, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Accounts Receivable.  Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, our historical write-off experience, net of recoveries and economic conditions.  The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Impairment of Long-lived Assets.  The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.”  This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Accounting for Derivatives.  The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.”  The result of this accounting treatment is that the fair value of the derivative is marked-to-market on each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Use of Estimates. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances.  Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, estimates of costs on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, valuation of accrued loss contingencies, and the valuation allowance on deferred tax assets.

Revenue and Cost Recognition.  Revenues consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services. Additionally, revenues are also derived from construction projects for the construction and installation of integrated solutions and proprietary products.

 Revenues from design services and professional services are recognized as earned.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”, formerly Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts.” Any billings of customers in excess of recognized revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.”  However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

Through July 1, 2010 and prospectively for contracts that do not qualify for use of the percentage of completion method, the Company accounts for construction contracts using the “completed contract method” of accounting in accordance with ASC 605-35.  Under this method, contract costs are accumulated as deferred assets and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.”  The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any.  As the Company expands Its product offerings, it will offer expanded warranties on certain components.  Management will, at that time, estimate any potential future liability related to such warranties and record a liability for such occurrences.

Stock Based Compensation.  At inception, we adopted ASC Topic 718, “Compensation – Stock Options.” ASC Topic 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

Changes in Accounting Principles.  No significant changes in accounting principles were adopted during 2010.

Income Taxes.  Prior to September 12, 2007, the Company operated as an LLC and thus had no income tax exposure.  Effective September 12, 2007, the Company accounts for income taxes pursuant to the provisions of ASC Topic 740, “Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Beginning September 12, 2007, the Company adopted the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.”  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2010, tax years 2007, 2008, 2009 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

The Company recognizes the benefit of a tax position when it is effectively settled.  ASC 740-10-25-10, “Basic Recognition Threshold” provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  ASC 740-10-25-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority.  For tax positions considered effectively settled, the Company recognizes the full amount of the tax benefit.

Results of Operations

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenue.   For the year ended December 31, 2010, our revenue was $347,447, compared to $968,668 for the same period in 2009.  This decline in revenue was attributable to two main elements. First, recent market conditions created an environment in which potential customers had greater than usual difficulty in securing the financing required for certain types of solar developments. This market climate is easing and the Company is seeing increased activity related to projects with financing sensitivity. Second, the Company underwent a restructuring and a merger and elected to divert its internal resources to the successful execution of the restructuring and the merger, as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for product and service sales in future periods.

Gross Profit.  For the year ended December 31, 2010, our gross profit was $124,520, compared to a gross profit of $242,625 for the same period in 2009.  This reduction is consistent with our decline in revenues.

Operating Expenses.  Total operating expenses were $1,710,767 for the year ended December 31, 2010, compared to $3,929,864 for the same period in 2009.  This reduction was caused by lower operating expenses, employee-related costs, and travel expenses. Further, stock based expenses were $234,260 for the year ended December 31, 2010 compared to $2,352,730 for the year ended December 31, 2009.  This reduction in stock based compensation is primarily due to the Company not granting any stock options during 2010.

 Provision for Income Taxes.  Our income taxes for the year ended December 31, 2010 were $1,334, compared to $3,218 for the same period in 2009.  We did not incur any federal tax liability for the years ended December 31, 2010 and 2009 because we incurred operating losses in these periods. These taxes specifically relate to State of California Franchise Taxes during the year ended December 31, 2010, as we recorded minimum payments to the state.

Interest Expense.  Interest expense was $1,058,099 for the year ended December 31, 2010 compared to $610,545 for the same period in 2009. The increase was primarily derived from the amortization of debt discount during 2010 related to the embedded conversion option derivative components of the current debt instruments that took effect in the period.

Net Earnings (Loss).  We generated net losses of $2,360,851 for the year ended December 31, 2010 compared to approximately $4,267,310 for the same period in 2009.  The decrease in our net loss was primarily due to the reduction in operating expenses during the year ended December 31, 2010 when compared to the year ended December 31, 2009.

Liquidity and Capital Resources

General.  At December 31, 2010, we had cash of $64,074. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $1,112,794 for the year ended December 31, 2010, and we used cash in operations of $274,876 for the same period in 2009. The principal elements of cash flow from operations for the year ended December 31, 2010 included a net loss of $2,360,851 offset by depreciation expense of $62,745, bad debt expense of $4,687, stock-based compensation expense of $41,760, stock issued for services of $187,804, the amortization of debt discount of $868,590, and a net increase from other operating working capital elements of approximately $676,485, offset by the change in the fair value of the embedded conversion liability of $265,555 and decrease in other working capital elements of $328,460.

Cash used in investing activities during the year ended December 31, 2010 was $15,200 and related to purchases of equipment as compared to $0 during the same period in 2009.

Cash received in our financing activities was $1,168,861 for the year ended December 31, 2010, compared to cash received of $295,000 during the same period in 2009.  The 2010 increase in cash is attributable to additional debt financing, the sale of common stock and proceeds from our recapitalization.

As of December 31, 2010, current liabilities exceeded current assets by approximately $3,756,000.  Current assets increased from $133,241 at December 31, 2009 to $147,563 at December 31, 2010 while current liabilities increased to $3,903,106 at December 31, 2010 from $3,050,545 at December 31, 2009. As a result, our working capital decreased from a deficit of $2,917,304 at December 31, 2009 to a deficit of $3,755,543 at December 31, 2010.

As of December 31, 2010, the Company had approximately $1,500,000 in short term borrowings maturing on or before December 31, 2011.  These borrowings incur interest expense ranging from 5% to 12% per annum.  Payments on the Company’s borrowings will restrict cash used for operations during 2011. One of the short term borrowing arrangements is secured by substantially all assets of the Company and its subsidiaries.

Management believes that changes in the operations of the Company will allow it to execute on its strategic plan and enable it to experience profitable growth in the future. Those changes are: addition of new experienced management, reduction of overhead costs, process improvements, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities.  Management believes that these changes in the operational structure and management of the Company will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and return the Company to growth in the future. This is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently conducting a private placement of its stock to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  In order to address its working capital deficit, the Company also intends to endeavor to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although the management team believes that recent operational and business development changes are causing this situation to improve.

Contractual Obligations

Please refer to Note 11 in the consolidated financial statements for further information on the Company’s contractual obligations.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the year ended December 31, 2010.  In addition, the Company has limited working capital and is in default on a note payable. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2010, we had $64,074 in cash.  A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on our cash balance.   To the extent that the interest rate on our debt is fixed, interest rate changes would affect the instrument’s fair market value but would not impact results of operations or cash flows.  Conversely, for the portion of our borrowings that may have a floating interest rate, if any, interest rate changes will not affect the fair market value of the instrument but will impact future results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Envision Solar International, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2010 and 2009

Envision Solar International, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Envision Solar International, Inc.

We have audited the accompanying consolidated balance sheets of Envision Solar International, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Solar International, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $2,360,851 and $4,267,310 in 2010 and 2009, respectively, and used cash for operating activities of $1,112,794 and $274,876 in 2010 and 2009, respectively.  At December 31, 2010, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $3,755,543, $3,557,790 and $19,792,967, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 31, 2011

Envision Solar International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets

Current Assets
Cash	$64,074	$23,207
Accounts Receivable, net	45,965	13,596
Prepaid and other current assets	30,052	96,438
Costs in excess of billings on uncompleted contracts	7,472	-
Total Current Assets	147,563	133,241

Property and Equipment, net	194,203	241,748

Other Assets
Deposits	3,550	3,157
Total Other Assets	3,550	3,157

Total Assets	$345,316	$378,146

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$1,105,248	$1,092,549
Accounts Payable - Related Parties	116,657	36,216
Accrued Expenses	507,032	387,982
Accrued Rent	103,587	268,000
Sales Tax Payable	36,828	36,826
Billings in excess of costs on uncompleted contracts	21,169	140,296
Billings in excess of costs and estimated earnings on uncompleted contracts	5,801	-
Note Payable-Related Party	34,246	34,246
Convertible Note Payable -Related Party, net of discount of $51,849 at December 31, 2010	70,834	-
Notes Payable, net of discount of $4,069 at December 31, 2010	214,880	-
Convertible Notes Payable, net of discount of $434,679 at December 31, 2010	722,893	1,054,430
Embedded Conversion Option Liability	963,931	-

Total Current Liabilities	3,903,106	3,050,545

Commitments and Contingencies (Note 11)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 42,870,814 and 26,000,000 shares issued or issuable and outstanding at December 31, 2010 and 2009, respectively	42,871	26,000
Additional Paid-in-Capital	16,192,306	14,733,717
Accumulated Deficit	(19,792,967)	(17,432,116)

Total Stockholders' Deficit	(3,557,790)	(2,672,399)

Total Liabilities and Stockholders' Deficit	$345,316	$378,146

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009

Revenues	$347,447	$968,668

Cost of Revenues	222,927	726,043

Gross Profit	124,520	242,625

Operating Expenses (including stock based compensation expense of $234,260 for the year ended December 31, 2010 and $2,352,730 for the year ended December 31, 2009)	1,710,767	3,929,864

Loss From Operations	(1,586,247)	(3,687,239)

Other Income (Expense)
Other Income	205	33,692
Gain on Debt Settlement	19,069	-
Interest Expense	(1,058,099)	(610,545)
Change in fair value of embedded conversion option liability	265,555	-
Total Other Income (Expense)	(773,270)	(576,853)

Income (Loss) Before Income Tax	(2,359,517)	(4,264,092)

Income Tax Expense	1,334	3,218

Net Loss	$(2,360,851)	$(4,267,310)

Net Loss Per Share- Basic and Diluted	$(0.06)	$(0.17)

Weighted Average Shares Outstanding- basic and diluted	38,923,943	25,845,088

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Changes of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional	Accumulated
	Stock	Amount	Paid-in-Capital	Deficit	Total

Balance at December 31, 2008	25,694,571	$25,695	$11,981,292	$(13,164,806)	$(1,157,819)

Stock Issued as Loan Extension Fee	305,429	305	399,695	-	400,000

Stock Option Expense	-	-	2,352,730	-	2,352,730

Net Loss - 2009	-	-	-	(4,267,310)	(4,267,310)

Balance at December 31, 2009	26,000,000	$26,000	$14,733,717	$(17,432,116)	$(2,672,399)

Recapitalization	13,000,000	13,000	187,000	-	200,000

Stock Issued for Cash	3,009,814	3,010	1,050,425	-	1,053,435

Cash Offering Costs	-	-	(140,766)	-	(140,766)

Stock Offering Costs	70,000	70	(70)	-	-

Stock Issued for Services	550,000	550	191,950	-	192,500

Stock Issued for Debt Settlement	241,000	241	84,109	-	84,350

Stock Option Expense	-	-	41,760	-	41,760

Embedded Conversion Based Effective Interest	-	-	44,181	-	44,181

Net Loss - 2010	-	-	-	(2,360,851)	(2,360,851)

Balance at December 31, 2010	42,870,814	$42,871	$16,192,306	$(19,792,967)	$(3,557,790)

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,360,851)	$(4,267,310)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	62,745	82,118
Loss on abandonment of leasehold	-	35,232
Bad debt expense (Recovery)	4,687	(68,421)
Common Stock issued for loan extension fee	-	400,000
Common Stock issued for Services	187,804	-
Compensation expense related to grant of stock options	41,760	2,352,730
Change in fair value of embedded conversion option liability	(265,555)	-
Amortization of debt discount	868,591	-
Officer Reimbursable Payable	-	15,546
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(37,055)	228,623
Prepaid Expenses and other current assets	71,081	74,225
Costs in excess of billings on uncompleted contracts	(7,472)	-
Deposits	(393)	30,233
Increase (decrease) in:
Accounts Payable	257,684	102,192
Accounts Payable - related party	80,441	(5,158)
Accrued Expenses	261,478	396,649
Accrued Rent	(164,413)	268,000
Billings in excess of costs on uncompleted contracts	(119,127)	83,465
Billings in excess of costs and estimated earnings on uncompleted contracts	5,801	-
Deferred Revenue	-	(3,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,112,794)	(274,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Equipment	(15,200)	-
NET CASH USED IN OPERATING ACTIVITIES	(15,200)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of notes payable	125,000	-
Repayments on convertible notes payable	(68,808)	-
Proceeds from Sale of Common Stock	1,053,435	-
Payments of offering costs related to sale of common stock	(140,766)	-
Proceeds from notes payable from-shareholders	-	295,000
Proceeds relating to recapitalization	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,168,861	295,000

NET INCREASE IN CASH	40,867	20,124

CASH AT BEGINNING OF YEAR	23,207	3,083

CASH AT END OF YEAR	$64,074	$23,207

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income tax	$1,334	$3,218

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock deemed issued in recapitalization of company	$13,000	$-
Prepaid common stock issued for services	$10,500	$-
Conversion of accounts payable to notes payable	$160,633	$-
Common stock issued as offering costs	$24,500	$-
Common stock issued for debt settlement	$84,350	$-
Capitalization of accrued interest to convertible note payable - Related party	$12,779	$67,659
Capitalization of accrued interest to notes payable	$4,247	$-
Capitalization of accrued interest to convertible notes payable	$125,401	$-
Capitalization of lender fee on convertible note payable - Related party	$7,668	$-
Capitalization of lender fee on notes payable	$4,069	$-
Capitalization of lender fee on convertible notes payable	$73,784	$-
Rent prepaid with a promissory note	$-	$100,000
Embedded conversion option liability recorded as debt discount	$868,591	$-

The accompanying notes are an integral part of these Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

The Company was incorporated on June 12, 2006 as a limited liability company (“LLC”), under the name Envision Solar, LLC.  In September 2007, the company was reorganized as a California C Corporation and issued one share of common stock for each outstanding member unit in the LLC.  Also during 2007, the Company formed various wholly owned subsidiaries to account for its planned future operations. During 2008, only two subsidiaries were operational, with a third, Envision Africa, LLC anticipated becoming operational in the future. The remaining subsidiaries were dissolved with the Secretary of State of California in 2008.  Later during 2010, Envision Africa LLC was also dissolved.  The two subsidiaries included in these consolidated financial statements are: Envision Solar Residential, Inc. and Envision Solar Construction Company, Inc.

On February 11, 2010, Envision Solar International, Inc., a California corporation (Envision CA) was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the Company with Envision CA being the surviving corporation and becoming our wholly-owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (hereinafter the “Company”, "us", "we", "our" or "Envision"). The effects of the recapitalization have been retroactively applied to all periods presented in the accompanying consolidated financial statements and footnotes. (See Note 12)

NATURE OF OPERATIONS

The Company is a solar project and technology developer providing turn-key design/build solutions for commercial, industrial, military, and institutional projects.  Founded by award-winning sustainable design architects with extensive international business development and industrial design expertise, the Company strives to be first-to-market and the leading worldwide brand in solar shaded parking arrays.  The Company has two lines of business, ParkSolarSM for commercial, industrial and government projects, and LifeSystemsSM highly scalable, highly deployable solar integrated building products and projects. Both groups have envisioned, invented, and engineered the leading next generation, patent pending, “solar integrated building systems™” (SIBS™) which are providing the foundation for the lowest cost, most highly engineered solutions available for the massive future worldwide market for solar parking array installations.

The Company’s business model includes vertical integration of all key capabilities required for the full, turn-key “single-point-of-contract™” implementation of each project. These capabilities include design, project planning and management, fabrication, construction, and operations and maintenance.  The Company is continuing to secure its position as the key participant at the convergence of solar energy and the real estate and building industry.

The Company operates with the following trade names: ParkSolarSM: Commercial Scale Solar Parking Arrays, and LifeSystemsSM: Residential Component-Based Solar Integrated Buildings.

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of Envision Solar International, Inc. and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in the consolidation.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, estimates of costs to complete on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, valuation of accrued loss contingencies, and the valuation allowance on deferred tax assets.

CONCENTRATIONS

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, accounts receivable and revenues.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts from inception through December 31, 2010.  As of December 31, 2010, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

At December 31, 2010 and 2009, customers that each accounted for more than 10% of our accounts receivable were as follows:

	2010	2009
Customer 1	-	35%
Customer 2	-	18%
Customer 3	-	16%
Customer 4	70%	-
Customer 5	30%	-

Concentration of Revenues

For the year ended December 31, 2010 and 2009, customers that each represented more than 10% of our net revenues were as follows:

	2010	2009
Customer A	-	26%
Customer B	-	17%
Customer C	-	16%
Customer D	-	14%
Customer E	-	13%
Customer F	47%	-
Customer G	27%	-
Customer H	24%	-

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2010 or 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2010, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. See note 10 for further discussion of fair value measurements.

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, our historical write-off experience, net of recoveries and economic conditions.  The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years.  Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.”  This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ACCOUNTING FOR DERIVATIVES

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.”  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

REVENUE AND COST RECOGNITION

Revenues consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services. Additionally, revenues are also derived from construction projects for the construction and installation of integrated solutions and proprietary products.

Revenues from design services and professional services are recognized as earned.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”, formerly Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts.” Any billings of customers in excess of recognized revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.”  However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

Through July 1, 2010 and prospectively for contracts that do not qualify for use of the percentage of completion method, the Company accounts for construction contracts using the “completed contract method” of accounting in accordance with ASC 605-35.  Under this method, contract costs are accumulated as deferred assets and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.”  The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any.  As the Company expands its product offerings, it will offer expanded warranties on certain components.  Management will, at that time, estimate any potential future liability related to such warranties and record a liability for such occurrences.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $19,480 for the year ending December 31, 2010 and $5,926 for the year ending December 31, 2009.

ADVERTISING

The Company conducts advertising for the promotion of its products and services.  In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred; such amounts aggregated $23,756 in 2010 and $33,777 in 2009.

STOCK-BASED COMPENSATION

At inception, the Company adopted ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

INCOME TAXES

Prior to September 12, 2007, the Company operated as an LLC and thus had no income tax exposure.  Effective September 12, 2007, the Company accounts for income taxes pursuant to the provisions of ASC Topic 740, “Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Beginning September 12, 2007, the Company adopted the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.”  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2010, tax years 2007, 2008, 2009 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

The Company recognizes the benefit of a tax position when it is effectively settled.  ASC 740-10-25-10, “Basic Recognition Threshold” provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  ASC 740-10-25-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority.  For tax positions considered effectively settled, the Company recognizes the full amount of the tax benefit.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Convertible debt convertible into 4,905,097 common shares, options to purchase 12,200,098 common shares and warrants to purchase 3,479,147 common shares were outstanding at December 31, 2010. Dilutive common stock equivalents were not included in the computation of diluted net loss per share in 2010 and 2009 because the effects would have been anti-dilutive due to the net losses.  Due to the net loss in 2010 and 2009, basic and diluted net loss per share amounts are identical.  These potential common shares may dilute future earnings per share.

   CONTINGENCIES

Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company's consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.  The Company does not include legal costs in its estimates of amounts to accrue.

SEGMENTS

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2010, the Company only operated in one segment; therefore, segment information has not been presented.

RECLASSIFICATIONS

Certain amounts in the accompanying 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. These reclassifications were not material and had no effect on the total assets, liabilities, Stockholders’ deficit, gross profit, loss from operations, or net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2010 and 2009, the Company had net losses of $2,360,851 and $4,267,310, respectively and cash used in operations of $1,112,794 and $274,876, respectively.  Additionally, at December 31, 2010, the Company had a working capital deficit of $3,755,543, stockholders’ deficit of $3,557,790, and accumulated deficit of $19,792,967.

Envision is currently conducting a capital raise whereby it intends to raise not less than $2,500,000 in total.  These funds are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months. From January 1, 2011, through the date of this filing, the Company has raised $1,161,500 under the offering.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	CONTRACT ACCOUNTING AND ACCOUNTS RECEIVABLE

Costs in excess of billings on uncompleted contracts represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts accounted for under the completed contract method (See Note 1).

There were $7,472 and $0 of costs in excess of billings on uncompleted contracts at December 31, 2010 and 2009, respectively all of which were for a contract accounted for using the completed contract method of accounting (See Note 1).

Uncompleted contract costs	$35,472
Less: Billings and/or cash receipts on uncompleted contract	(28,000)
Costs in excess of billings on uncompleted contracts	$7,472

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Billings in excess of costs on uncompleted contracts represents billings and/or cash received that exceed accumulated contract costs on uncompleted contracts accounted for under the completed contract method (See Note 1).

At December 31, 2010, billings in excess of costs on uncompleted contracts consisted of the following for contracts using the completed contract method of accounting:

Billings and/or cash receipts on uncompleted contract	$22,505
Less: Uncompleted contract costs	(1,336)
Billings in excess of costs on uncompleted contracts	$21,169

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings and/or cash received that exceed accumulated contract costs on uncompleted contracts accounted for under the percentage of completion contract method (See Note 1).

At December 31, 2010, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts using the percentage completion contract method of accounting:

Billings and/or cash receipts on uncompleted contract	$89,165
Less: Uncompleted contract costs	(83,364)
Billings in excess of costs on uncompleted contracts	$5,801

The Company recorded an estimated loss liability on uncompleted contracts of $11,887 at December 31, 2010 which is included in accrued expenses.

At December 31, 2009, billings in excess of costs on uncompleted contracts consisted of the following for contracts accounted for using the completed contract method of accounting:

Billings and/or cash receipts on uncompleted contract	$202,131
Less: Uncompleted contract costs	(61,835)
Billings in excess of costs on uncompleted contracts	$140,296

The Company records accounts receivable related to its construction contracts and its design services, based on billings or on amounts due under the contractual terms.  The allowance for doubtful accounts is based upon the Company’s policy.  Any amounts considered recoverable under the customer’s surety bonds are treated as contingent gains and recognized only when received.  Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

At December 31, 2010 and 2009, accounts receivable were as follows:

	December 31, 2010	December 31, 2009
Accounts Receivable	$71,432	$48,447
Less: Allowance for doubtful accounts	(25,467)	(34,851)
Accounts Receivable, Net	$45,965	$13,596

Bad debt expense (recovery on bad debt) for 2010 and 2009 was $4,687 and $(68,421), respectively.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2010	December 31, 2009
Prepaid Rent	-	96,438
Prepaid Insurance	18,648
Prepaid Other	11,404	-
Total prepaid expenses and other current assets	$30,052	$96,438

Prepaid rent in 2009 relates to the Company entering into an agreement on its new premises whereby it issued a $100,000 promissory note to the landlord for a full year of rent.  The 2009 portion included above is the unamortized portion of this rent.  Rent expense related to the prepaid rent was $96,438 and $3,562 for 2010 and 2009, respectively.

Amortization of a prepaid interest balance during 2009 was $69,633.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2010	December 31, 2009
Computer equipment and software	5 years	$145,015	$145,015
Furniture and fixtures	7 years	197,169	197,169
Office equipment	5 years	24,076	24,076
Machinery and equipment	5 years	15,200	-
Total property and equipment		$381,460	$366,260
Less accumulated depreciation		(187,257)	(124,512)

Property and Equipment, Net		$194,203	$241,748

Total depreciation expense for 2010 and 2009 was $62,745 and $82,118, respectively.  In December 2009, the Company vacated certain office space and therefore wrote-off the remaining leasehold improvements related to that office space amounting to $35,232, net of accumulated depreciation, resulting in a loss on abandonment for the same amount.

6.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31,
	2010	2009
Accrued vacation	$99,069	$73,143
Accrued officers’ salary	359,062	285,313
Other accrued expenses	48,901	29,526
Total accrued expenses	$507,032	$387,982

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

7.	NOTE PAYABLE – RELATED PARTY

As of December 31, 2010 and 2009, the Company owed one of the Company’s stockholders’ and former officer $34,246.  The note bears interest at 5% and was due and payable with accrued interest on or before December 31, 2009.  The note was not paid at maturity, and as of December 31, 2010, this note was in default for payment of principal and $1,712 in accrued interest (See Note 15)

8.	CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During 2009, John Evey advanced $50,000 in March and $50,000 in September to the Company.  On October 1, 2009, the Company executed a 10% convertible promissory note for $102,236, which included the total $100,000 principal advanced plus $2,236 of accrued interest.  This note was due December 31, 2010 and is convertible to common shares at $0.33 per share.  There was no beneficial conversion feature at the note date.   This note is subordinate to the Gemini Master Funds notes. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision (See Note 15).

As of December 31, 2010, interest of $12,779 had accrued on the note’s existing principal balance.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the note to December 31, 2011.  As part of this agreement, all accrued and unpaid interest was capitalized into the note balance along with an extension fee of $7,668. Such extension fee, recorded as a debt discount, will be amortized to interest expense over the remaining term of the note.  Additionally, as a result of the note modification, $44,181 of embedded conversion option based effective interest (due to the increase in value of the embedded conversion option) was recorded as debt discount and will be amortized over the remaining term of the note. At December 31, 2010, the note had a total balance outstanding of $122,683, and a balance, net of discounts, of $70,834.  The interest on the note continues to accrue at a rate of 10%.

9.	NOTES PAYABLE

On April 22, 2010, the Company entered into a new non-secured note with Gemini Master Fund, LTD, Note No. 2010-3, for $50,000.  The new note bears interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning July 1, 2010, with the note originally maturing on August 20, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%.  On December 31, 2010, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011.  As a part of this agreement, all accrued and unpaid interest amounting to $4,247 was capitalized into the note balance along with an extension fee of $4,069.  Such extension fee, recorded as debt discount, will be amortized to interest expense over the remaining term of the note.  At December 31, 2010, the note had a total balance outstanding of $58,315, and a balance, net of discount, of $54,247.  The interest on the note continues to accrue at a rate of 12%.

On June 1, 2010, the Company entered into a Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of conversion were $179,702. The loan amount was for $160,633 and bears interest at 10%. The Company recorded a gain on the conversion of $19,069.  The note can be converted only at the option of the Company, at any time, into common stock with a conversion price of $0.33 per share. The note plus the accrued interest is all due and payable on December 31, 2011.  Accrued interest as of December 31, 2010 was $9,418.

10.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary:

As of December 31, 2010, the following summarizes principal amounts owed within the next twelve months under convertible notes:

	Amount	Discount	Convertible Notes Payable, net of discount

Pegasus Note	$100,000	$-	$100,000
Gemini Master Fund – Second Amended Note	$968,855	$398,174	$570,681
Gemini Master Fund –Note Five	$88,717	$36,505	$52,212
	$1,157,572	$434,679	$722,893

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space.  The interest is 10% per annum with the note principal and interest due December 18, 2010.  However, if the Company receives greater than $100,000 of proceeds from debt or equity financing, 25% of the amount in excess of $100,000 shall be used to pay down the note.  This note is subordinate to all existing senior indebtedness of the Company.  This note is convertible at $0.33 per share.  There was no beneficial conversion feature at the note date.  On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $100,000 be used to pay down the note balance.  As a result of this extension, the Company will record $18,480 of embedded conversion option based effective interest in March 2011 which will be recorded as debt discount and amortized over the remaining term of the note. The interest on the note continues to accrue at a rate of 10%. Accrued interest on this convertible promissory note was $10,384 at December 31, 2010.

On April 11, 2009, a five-month $591,771 promissory note with Gemini Master Fund, Ltd (the “holder” or “lender”) became due, whereby the Company entered into a forbearance agreement, which extended the due date to December 31, 2009.  Under the terms of the forbearance agreement, the interest rate changed to 15% and the Company issued 305,429 shares of its common stock to the lender in consideration of this agreement.  This was not considered a troubled debt restructure or debt modification under generally accepted accounting principles.  The shares were valued at the most recent common stock offering and sale price of $1.31 per share resulting in a $400,000 value, which was recorded as a debt discount and was to be amortized through the new maturity date of December 31, 2009 but became fully amortized as of October 31, 2009 due to a subsequent debt modification treated as a debt extinguishment for accounting purposes (see below).  Interest only payments would start being due monthly in arrears in the first calendar month after which the Company raises $100,000 from all capital raising transactions.  The note was secured by substantially all assets of the Company and its subsidiaries, and is unconditionally guaranteed by all the subsidiaries.

On October 30, 2009, the Company entered into a second amendment to the loan agreement.  This amendment increases the interest rate to 20% retroactive to April 11, 2009 through October 30, 2009, adjusts the per annum interest to 12% starting November 1, 2009 (default rate of 20%), extends the maturity to December 31, 2010 and adds a conversion feature to allow conversion at the holder’s option to common stock at $0.33 per share.  The $591,771 note was amended to add accrued interest of $65,423 to the principal balance resulting in a new principal balance of $657,194.  Additionally, a new second secured note was issued for $125,000 with proceeds of $117,500, net of issue costs of $7,500, which was deposited into an escrow account for purposes of the Company paying expenses for the cost of becoming a publicly held company.

On November 27, 2009 and December 18, 2009, two additional secured notes for $40,000 and $30,000, respectively, were issued for cash proceeds.  These new notes have the same terms of the amended note.  Interest under both notes is due on the first business day of each calendar quarter starting January 4, 2010, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity.  With regard to the conversion feature of both notes, the conversion rights contain price protection whereby if the Company sells equity or converts existing instruments to common stock at a price less than the $0.33 conversion price, the conversion price will be adjusted downward to the sale price.  Furthermore, if the Company issues new rights, warrants, options or other common stock equivalents at an exercise price less than the $0.33 conversion price, then the conversion price shall be adjusted downward to a new price based on a stipulated formula.  The holder may not convert the debt if it results in the holder beneficially holding more than 9.9% of the Company common stock.  The holder is subject to a lock-up agreement on the debt and underlying shares from October 30, 2009 through June 30, 2010.  This October 30, 2009 amendment was considered a debt extinguishment under generally accepted accounting principles due to the addition of the conversion feature.  The accounting effect was to fully amortize the remaining debt discount at October 30, 2009, remove the old debt and record the new debt.  The price protection provision does not cause bifurcation and treatment of the embedded conversion option as a derivative liability because as of December 31, 2009, the Company was privately held and its stock was not publicly traded and no market existed.  Therefore, the underlying conversion shares were not easily convertible to cash which is a criteria for derivative treatment.  Furthermore, there was no beneficial conversion value at the note dates as the conversion price was deemed to be equal to or greater than the fair value of the common stock.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

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

As of December 31, 2010, interest of $96,996 had accrued on the two Gemini Master Fund, LTD notes’.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the notes to December 31, 2011.  As part of this agreement, all accrued but unpaid interest was capitalized into the note balance along with an extension fee of $73,784. Such extension fee, recorded as debt discount, will be amortized to interest expense over the remaining term of the note.  Additionally, as a result of the note modification, $360,895 of embedded conversion option based effective interest (due to the increase in the value of the embedded conversion option) was recorded as debt discount and will be amortized over the remaining new term of the debt.  This effective interest also increased the fair value of the derivative liability by the same $360,895 amount on the modification date.  At December 31, 2010, the notes had a total balance outstanding of $1,057,572, and a net balance of $622,893.  The interest on the note continues to accrue at a rate of 12%.

Prior to June 30, 2010, all shares underlying the Gemini Master Fund convertible debt were subject to a lock-up agreement as stated above, and the shares were not easily convertible to cash thus, the embedded conversion option did not need to be bifurcated and recorded as a fair value derivative due to the price protection provision in the notes.  Subsequent to June 30, 2010, such lock-up provisions expired and as such, the Company has determined that the embedded conversion option met the definition of a derivative liability and thus must be bifurcated and recorded as a fair value derivative.

On July 1, 2010, the Company established an embedded conversion option liability of $868,591 for the above mentioned $886,792 of Gemini debt.  The Company recorded a debt discount of $868,591 related to the fair value of the liability for the embedded conversion option.  The fair value was determined using the Black-Scholes pricing model with the following assumptions: stock price $0.48, conversion price $0.25, expected term of six months based on the contractual term, volatility of 86% based on historical volatility, and a risk free interest rate of 0.2%.  As of December 31, 2010, the Company amortized all $861,591 of debt discount to interest expense.

Fair Value Measurements – Derivative liability:

The accounting guidance for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The accounting guidance established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2010:

	Carrying Value at	Fair value Measurements at December 31, 2010
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Embedded Conversion Option Liability	$963,931	$-	$-	$963,931

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2010:

Balance at July 1, 2010	$868,591
Increase in liability due to debt modification	$360,895
Change in fair value	$(265,555)
Balance December 31, 2010	$963,931

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2010:

Assumptions	December 31, 2010
Expected term	1.0
Expected Volatility	99%
Risk free rate	0.21%
Dividend Yield	0.00%

There were no changes in the valuation techniques during 2010. The weighted average interest rate for short term notes as of December 31, 2010 was 11.3%.

11.	COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office for approximately $6,140 per month.  Subsequent to December 31, 2007, the Company entered into an amended lease agreement at the same location in order to expand operations.  The new lease had a commencement date of April 1, 2008 and is for a period of three years with an escalating annual base rent beginning at $16,505.  During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments and in December 2009, the Company abandoned the premises.  (See Legal Matters below)  The Company vacated these premises and had recognized the approximately $268,000 present value of the remaining lease obligations as a liability on its consolidated balance sheet. In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims.  The total obligation, which has yet to be paid, was reduced to amounts owed of $103,587, including interest, as of December 31, 2010.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

In December 2009, the Company entered into a new 4-year lease for new premises.  The lease agreement includes a $100,000 note payable feature as discussed in Note 10, for the first year, and then the rent increases each year thereafter.

Future minimum lease payments as of December 31, 2010 for lease agreements with non-cancelable terms in excess of one year are as follows:

2011	$101,002
2012	102,846
2013	107,168
Total	$311,016

Rent expense was ($31,197) (including reduction of 2009 abandonment accrual of $173,830) and $405,233 (including the abandonment accrual of $268,000) for the years ended December 31, 2010 and 2009, respectively.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

The Company is a party to a lawsuit filed in July 2009 with a Company owned by one its shareholders.  The lawsuit alleges fraud in misrepresenting signed contracts in the 2008 Private Placement Memorandum and seeks to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% from April 1, 2009 in monies owed for project work in 2008 and 2009.  The amounts owed under project work aggregating approximately $166,000 have been accrued as accounts payable as of December 31, 2010. In connection with the litigation, on March 24, 2011 the Company has agreed to settle the lawsuit. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments $175,000 paid in the following five (5) months in either cash or the Company’s common stock based on a formula, at the Company’s option. The Company did not acknowledge any fault related to this dispute. (See Note 16)

The Company was a party to a lawsuit with its former landlord whereby the landlord claims that the Company broke its lease with respect to the rental of office space, which housed the Company’s headquarters.   The Company vacated premises on December 20, 2009 and the landlord repossessed premises on January 1, 2010.  In 2010, a judgment was entered whereby Envision was ordered to pay $94,170 plus 10% interest until paid in satisfaction of all claims.  The Company has accrued $103,587 related to this judgment.  (See “Leases” above)

On May 3, 2010, the Company reached a legal settlement with a former employee regarding a wrongful termination suit.  The settlement provided for a general release with respect to any past or future claims and the payment of $7,500 to the plaintiff by June 2, 2010.  Such amount was paid to the plaintiff by the Company to perfect such settlement.

On December 7, 2010, the Company reached a legal settlement with a former vendor related to outstanding payables owed by Company.  The terms of the settlement stipulate that the Company owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of approximately $170,000 at December 31, 2010.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  During 2010 and 2009, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties have agreed to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during 2010 and 2009.  Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of December 31, 2010 and 2009, respectively.

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

12.	COMMON STOCK

Recapitalization

On February 11, 2010, (the “recapitalization date”), the Company was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the Company. Just subsequent to consummation of the acquisition, the shareholders of the Company retained approximately 67% of the voting common stock of the public company before consideration of unexercised common stock options and warrants.  The publicly-held entity had $200,000 of cash and no liabilities on the recapitalization date.  The Company is deemed to have issued 13,000,000 common shares to the pre-recapitalization shareholders of the publicly-held entity.  In connection with the recapitalization, the Company increased its’ authorized shares to 162,500,000 in February 2010.  The effects of the recapitalization based on a combination exchange ratio and forward-split of the common shares aggregating 30.5428526 have been retrospectively applied to all periods presented in the accompanying consolidated financial statements and footnotes.  The consolidated financial statements include the historical operations of the Company and the operations of the publicly-held entity from the date of the recapitalization and the balance sheets of both entities, as consolidated, beginning on the recapitalization date.

Shares Issued

Issuances of the Company’s common stock during the years ended December 31, 2010 and 2009, respectively, are as follows:

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

2010

Stock Issued in Cash Sales

During the year ended December 31, 2010 pursuant to private placements, the Company issued 3,009,814 shares of common stock for cash with a per share price of $0.35 per share or $1,053,435, and the Company incurred $140,766 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

In April 2010, the Company issued 400,000 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $140,000, for professional services rendered.  The shares were fully vested and expensed during the year ended December 31, 2010.

In May 2010, the Company entered into a consulting agreement whereby the Company was obligated to issue 30,000 shares of common stock to a consultant. The shares were valued at $0.35 (based on contemporaneous cash sales prices) or $10,500.  The value of the stock was recorded as a prepaid expense and is being amortized over the one year term of the contract.

In November 2010, the board of directors approved the issuance of 120,000 shares of common stock valued at $0.35 a share (based on contemporaneous cash sales prices) or $42,000 for services provided.  These shares were expensed by the Company during the year ended December 31, 2010 as services under the contract have been fully rendered.

Stock Issued for Debt Settlement

In October 2010, the board of directors approved the issuance of 37,000 shares of common stock valued at $0.35 per share (based on contemporaneous cash sales prices) or $12,950 for a settlement of outstanding payables of $12,950.  Accordingly, there was no gain or loss on settlement.

In December 2010, the board of directors approved the issuance of 204,000 shares of common stock valued at $0.35 a share (based on contemporaneous cash sales prices) or $71,400 for settlement of outstanding payables of $71,400. Accordingly, there was no gain or loss on settlement.

Stock Offering Costs

In April 2010, the Company entered into a legal services agreement with an attorney to provide legal services for work done on the private placement mentioned above. Under the agreement, the Company issued 70,000 shares of common stock. The Company valued the shares on themeasurement date and recorded the fair value of the grant of $24,500, or $0.35 per share (based on contemporaneous cash sales prices) as a charge to additional paid-in capital as offering costs as of December 31, 2010 as the contractual period had expired.

2009

Shares Issued in Connection with Loan Proceeds

In 2009, the Company issued 305,429 shares of stock at valued at $1.31 per share or an aggregate $400,000 based on the recent sale price in connection with the loan from Gemini referenced above.  The $400,000 was recorded as a debt discount loan fee and was fully amortized to interest expense as of December 31, 2009.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

13.	STOCK OPTIONS AND WARRANTS

In 2008, the Board approved the 2008 equity Incentive Plan, which authorizes 6,108,571 shares under the plan.  Exercise rights may not expire more than three months after the date of termination of the employee but may expire in less time as stipulated in the individual grant notice.  For disability or death, the optionee or estate will generally have up to twelve months to exercise their options.  For certain options the Company may have rights of first refusal for a stipulated period of time, under a separate stock restriction agreement, whereby if the holder exercise the options and then desires to sell the underlying shares, the Company has the right to repurchase such shares at a price to which the holder has agreed to sell them to a third party.

In 2007, the Company authorized the 2007 Unit Option Plan when the Company was a limited liability company.  Options granted under this plan were exchanged one for one for options of Envision Solar International, Inc. upon conversion to a corporation from an LLC.  (See Note 1)

Stock Options

At inception in 2006, the Company adopted the provisions of ASC Topic 718, “Compensation – Stock Compensation.”  ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans.  The Company’s stock option compensation expense was $41,760 and $2,352,730 for the years ended December 31, 2010 and 2009, respectively, and there was $73,080 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2010.  This stock option expense will be recognized through December 2012.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

No stock options were granted during the fiscal year ended December 31, 2010.

In February 2010, the Company entered into a letter agreement with its Chief Executive Officer, pursuant to which the Officer agreed to terminate all of his options under Envision’s 2007 Unit Option Plan and 2008 Equity Incentive Plan upon the issuance to the Officer of a new option to purchase an aggregate of 9,162,856 shares of common stock under a new plan at an exercise price of $0.33 per share which options vest immediately upon the Company’s achievement of cumulative gross revenues of either (i) $15,000,000 during the fiscal year ended December 31, 2010 or (ii) $30,000,000 prior to December 31, 2014.  As the new option plan has not been adopted by the Company, a grant date did not occur during the fiscal year ended December 31, 2010.

We used the following assumptions for options granted in fiscal 2009:

2009
Expected volatility	106%
Expected lives	5 Years
Risk-free interest rate	2.2%
Expected dividend yield	None

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.  The risk free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term.  The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.  As the Company was not publicly traded during the time of the option grants, expected volatility in 2009 was based on the comparative company method where other, publicly traded companies within the same industry as us, were used as the benchmark for our calculation.  The expected lives for such grants were based on the simplified method for employees or on the contractual terms of the options or warrants for non-employees.

All options qualify as equity pursuant to ASC 815-40-25, “Contracts in Entity’s Own Equity.”

Option activity for the years ended December 31, 2010 and 2009 under the 2008 Plan is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	18,661,958	$0.48
Granted	1,882,387	1.18
Exercised	-	-
Forfeited	(6,486,416)	0.20
Expired	(910,788)	0.65
Outstanding at December 31, 2009	13,147,201	$0.46
Exercisable at December 31, 2009	12,637,716	$0.46
Weighted average grant date fair value		$1.18
Granted	-	-
Exercised	-	-
Forfeited	(947,103)	0.49
Expired	-	-
Outstanding at December 31, 2010	12,200,098	$0.45
Exercisable at December 31, 2010	11,873,870	$0.46
Weighted average grant date fair value		$-

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

The following table summarizes information about employee stock options under the 2008 Stock Option Plan outstanding at December 31, 2010:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.33 -1.31	12,200,098	6.99 Years	$0.45	$-	11,873,870	$0.46	$-

As the Company’s stock price was lower than the weighted average exercise price at December 31, 2010, there is no aggregate intrinsic value of the options.

Options exercisable have a weighted average remaining contractual life of 7.01 years as of December 31, 2010.

Warrants

In connection with private placements which occurred in 2010, stockholders were entitled to receive warrants equal to the number of shares that were purchased. As of December 31, 2010, the Company had issued 3,009,814 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire 2 years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

As a part of the private placement discussed above, the Company is obligated to issue 300,981 warrants to the placement agents.  These warrants are exercisable for 5 years at an exercise price of $0.40.  There was no financial statement accounting effects for the issuance of these warrants as the value has been fully charged to Additional Paid-in-Capital as an offering cost against the offering proceeds.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Warrant activity for the years ended December 31, 2010 and 2009 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2008	168,352	$1.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2009	168,352	$1.12
Exercisable at December 31, 2009	168,352	$1.12
Weighted average grant date fair value		$-
Granted	3,310,795	0.49
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2010	3,479,147	$0.52
Exercisable at December 31, 2010	3,479,147	$0.52
Weighted average grant date fair value		$-

Warrants exercisable have a weighted average remaining contractual life of 1.98 years as of December 31, 2010.

14.	INCOME TAXES

There was no income tax expense for the years ended December 31, 2010 and 2009 due to the Company’s net losses.

The blended Federal and State tax rate of 39.83% applies to loss before taxes.  The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	Year ended December 31,
	2010	2009
Computed “expected” tax expense (benefit)	$(802,689)	$(1,450,885)
State taxes, net of federal benefit	(161,972)	(245,664)
Non-deductible items	(65,326)	528
Change in deferred tax asset valuation allowance	1,031,321	1,699,239
	$1,334	$3,218

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2010	2009
Deferred tax assets:
Accrued vacation	$39,132	$29,135
Accrued salaries	143,030	113,653
Charitable contributions	2,333	1,616
Reserve for bad debt	72,553	19,488
Stock options	3,412,441	3,395,806
Net operating loss carryforward	3,372,990	2,444,962
Total gross deferred tax assets	7,042,479	6,004,660
Less: Deferred tax asset valuation allowance	(7,009,403)	(5,978,082)
Total net deferred tax assets	33,076	26,578

Deferred tax liabilities:
Depreciation	(33,076)	(26,578)
Total deferred tax liabilities	(33,076)	(26,578)
Total net deferred taxes	$-	$-

The valuation allowance at December 31, 2010 was $7,009,403.  The increase in the valuation allowance during 2010 was $1,031,321.

At December 31, 2010, the Company has a net operating loss carry forward of $8,467,530 available to offset future net income through 2030.  The NOL expires during the years 2014 to 2030.  The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period.  In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.  Management does not presently believe that such a change has occurred.

15.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

At December 31, 2010, the Company owed its Chief Executive Officer (CEO) $188,000 of deferred compensation.

At December 31, 2010, the Company owed two prior officers $169,688 of deferred compensation.

Desmond Wheatley, the current President of the Company, is the owner of a consulting firm that provided services to the Company during 2010, including his own personal services.  During 2010, the Company paid the consulting firm $121,515 as compensation for services rendered.  As of December 31, 2010, the Company has a balance owed to this consulting firm of $109,145 that is included in Accounts Payable –Related Party

Payment of $7,512 is due to a former officer and included in Accounts Payable -Related Party at December 31, 2010.

Jay Potter, Director, has been engaged through different organizations to provide capital raising services to the Company as it relates to the current private offering.  The Company has paid $140,766 of cash offering costs related to these services all of which have been accounted for as a reduction of APIC in 2010.

A company owned in part by the Company’s Chief Executive Officer rents office space from the Company for $500 per month which amount is deemed to be the equivalent value for rent paid by third parties for such space.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note Payable to Officer

In 2008, one of the Company’s officers advanced the cost for various expenses on behalf of the Company.  As a result, in June 2008, the Company issued the shareholder a note in the amount of $18,700.  The note bears interest at 5% and is due and payable with accrued interest on or before May 31, 2009.  The note was not paid at maturity and the balance was included in the $34,246 principal balance of a new note executed in October 2009 and due December 31, 2009.  The officer resigned in November 2009.  As of the date of this report, this note was in default for payment of principal and interest.  (See Note 7)

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts lent to the Company.  Mr. Evey joined the Board of Directors on April 27, 2010.  The current amount owed to Mr. Evey as of December 31, 2010 is $70,834. (See Note 8)

16.	SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company sold an additional 3,318,571 shares of common stock and warrants resulting in additional capital to the Company of $1,161,500.  The company paid $172,725 in commissions related to the subsequent equity raised which will be recorded as an offering cost.

On March 24, 2011 the Company has agreed to settle the lawsuit filed in July 2009 with a Company owned by one of its’ shareholders. The lawsuit alleges fraud in misrepresenting signed contracts in the 2008 Private Placement Memorandum and seeks to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% from April 1, 2009 in monies owed for project work in 2008 and 2009.  The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments $175,000 paid in the following five (5) months in either cash or the Company’s common stock based on a formula, at the Company’s option. The Company did not acknowledge any fault related to this dispute.

As it relates to the $100,000 convertible note payable to Pegasus (see Note 10), on March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $100,000 be used to pay down the note balance.  As a result of this extension, the Company will record $18,480 of embedded conversion option based interest in March 2011 which will be recorded as debt discount and amortized over the remaining term of the note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2009, we had identified the following material weaknesses which still exist as of December 31, 2010 and through the date of this report:

As of December 31, 2009 and 2010 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2010.  Based on this assessment, management believes that, as of December 31, 2010, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Management plans to make future investments in the continuing education of our accounting and financial staff.  Specifically, we plan to seek specific public company accounting training during 2011.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for our audit committee.  We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Jose Cisneros, 61, was our sole director and also served as our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors until February 2010.  In connection with the reverse merger completed on February 12, 2010, Mr. Cisneros resigned his positions and the directors and executive officers of Envision CA became our directors and executive officers.  The names of all current executive officers and members of the Board of Directors and certain information regarding them are set forth in this section of the annual report.  Our directors hold office until the earlier of their death, resignation or removal by stockholders, or until their successors have been qualified.  Our officers are selected annually by, and serve at the pleasure of, our board of directors.

The following table sets forth information regarding our executive officers as of March 31, 2011:

Name	Age	Position
Robert Noble	58	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Desmond Wheatley	45	President, Chief Operating Officer and Director
Jay Potter	42	Director
John Evey	61	Director

Biographies

Directors and Officers

ROBERT NOBLE has served as our Chief Executive Officer and Chairman of the Board of Directors since 2006 and Chief Financial Officer since July 2010.  Prior to founding Envision, Mr. Noble served as the Chief Executive Officer of Tucker Sandler Architects, an architecture firm located in San Diego, California, from 2000 through 2007. Mr. Noble has served as the Chairman of Noble Environmental Technologies, Inc., a materials company, since 1998, Ecoinvestment Network, a California company, since 2007, Envision Regenerative Health, a California company, since 2008 and the Noble Group, Inc., a California company, since 2007. Mr. Noble is an accomplished architect, environmental designer, industrial designer and environmental technology entrepreneur.  Mr. Noble and his work have won numerous awards, including awards from Popular Science Magazine (Best of What's New), Entrepreneur Magazine (Innovator of the Year, Environmental Category), National Public Radio (E-chievement Environmental Award), the Urban Land Institute (San Diego Smart Growth Award, Innovation Category) and The American Institute of Architects - San Diego Chapter (Energy  Efficiency  Award).  He received his undergraduate degree in architecture from the University of California - Berkeley, and his Master of Architecture from Harvard University Graduate School of Design. Mr. Noble also completed graduate work at Cambridge University and Harvard Business School.

Mr. Noble’s qualifications:
•	Leadership experience – Mr. Noble has been our chairman and chief executive officer since inception and has held similar positions in multiple other companies.
•
Finance experience – Mr. Noble was our founder and has been chief executive officer of our company as well as other companies supervising the financial management of such as a part of his responsibilities.  He has served as our chief financial officer since July 2010.

•	Industry experience – Mr. Noble is a accomplished and award winning architect and has served as a community leader in the eco-friendly space. He is an international speaker on the subject.
•
Education experience – Mr. Noble received his undergraduate degree in architecture from the University of California - Berkeley, and a Master of Architecture from Harvard University Graduate School of Design. Mr. Noble also completed graduate work at Cambridge University and Harvard Business School.

DESMOND WHEATLEY has served as our President, Chief Operating Officer and Director since September 2010. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and Renewable Energy. Mr. Wheatley is a founding partner in the international consulting practice Crichton Hill LLC. Prior to founding Crichton Hill, Mr. Wheatley was CEO of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company. From 2000 to 2007 Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions (Nasdaq: KTOS), fka Wireless Facilities with the last five years as President of ENS, the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002 Mr. Wheatley held senior management positions in the cellular and broadband wireless industries; deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the USA.  Mr. Wheatley has founded, funded and operated four profitable start-up companies and was previously engaged in M&A activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500M in debt and equity.  Mr. Wheatley sits on the boards of Admonsters, San Francisco CA and the Human Capital Group, Los Angeles, CA and was formerly a board member at DNI in Dallas, Texas.

Mr. Wheatley’s qualifications are:
•
Leadership experience – Mr. Wheatley has been our president since September 2010.  He has held numerous executive positions in international organizations including five years as president of a publically traded technology and energy management company.

•
Industry experience – Mr. Wheatley was founding member of an international consulting company with expertise in the renewable and energy sectors.  He has held various executive level positions in multiple infrastructure deployment companies and has been involved in energy management and renewable since 2002.

•
Finance Experience – Mr. Wheatley was founding partner in multiple companies with direct responsibilities for their financial success and stability.  He has participated in $500 million of capital raises and held full profit and loss responsibility for a public company with approximately $70 million of revenues.

•	Education experience – Mr. Wheatley was educated in his native Scotland.

JAY POTTER has served as our Director since 2007.  Mr. Potter has been active in the financial and energy industries for over 20 years and has successfully participated, directed or placed over two hundred million dollars of capital in start-up and early stage companies. Mr. Potter is an entrepreneur and understands the needs of early stage and start-up companies.  He takes an active role in the development of the funded companies and to that end has participated as advisor, director and officer to defend shareholder positions.  In 2006, Mr. Potter served as the interim Chief Executive officer of EAU Technologies Inc. (Symbol: EAUI:OB), a publicly traded company specializing in non-toxic sanitation and disinfectant technologies. He founded an early stage venture fund in GreenCore Capital, Inc. and serves as the company's Chairman and Chief Executive Officer.  He has served as Chairman, President and Chief Executive Officer of Nexcore Capital, Inc. and its financial service affiliates since co-founding the company in 1996.  Mr. Potter serves as the Chairman of Sterling Energy Resources, Inc. (symbol: SGER:PK), a public oil and gas company involved in the acquisition, exploration and development of oil and natural gas from its numerous leases.  Sterling Energy Resources, Inc. filed for bankruptcy in 2009.  Mr. Potter serves as a Director of EAU Technologies, Envision, and Noble Environmental Technologies among others.

Mr. Potter’s qualifications are:
•	Leadership experience – Mr. Potter has held various executive positions at multiple companies and is a Board member of Envision, Noble environmental technologies and EAU Technologies.
•	Industry experience – Mr. Potter has held numerous executive level positions for companies focusing on renewable energies and pother environmentally focused ventures.
•	Finance Experience – Mr. Potter raised and placed over $200 million of capital into early stage companies.
•	Education experience – Mr. Potter attended San Diego State University.

JOHN EVEY has served as our Director since April 2010.  As Vice President for Development at the J. Craig Venter Institute, John Evey is responsible for raising non-governmental resources for this major institute that is advancing genomic research to benefit human health and the environment. Mr. Evey previously served the Scripps Institution of Oceanography as Assistant Director of Scripps and Executive Director of Development for the Marine Sciences at UC San Diego. Over a thirty-year professional career—including twenty-five years directing development programs—Mr. Evey has personally generated more than $100 million in gifts and matching funds.

Mr. Evey’s qualifications are:
•	Leadership experience – Mr. Evey has held multiple executive positions including Vice President for Development at the J. Craig Venter Institute.
•	Industry experience – Mr. Evey has served as Assistant director at Scripps Institute of Oceanography and Executive Director of Development for the Marine Sciences at UC San Diego.
•	Finance Experience – Mr. Evey has generated over $100 million in gifts and matching funds to charitable organizations.
•	Education experience – Mr. Evey has a B.S. from Oregon State University and an M.S. from the University of Oregon as well as many professional development courses and seminars.

There are no family relationships among any of our directors and executive officers.

Limitation of Liability and Indemnification of Officers and Directors

Under Nevada General Corporation Law and our articles of incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.”  This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of Envision and our stockholders (through stockholder’s derivative suits on behalf of Envision) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above.  This provision does not limit nor eliminate the rights of Envision or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care.  In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended.  Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Envision, arising out of such person’s services as a director or officer of Envision, any subsidiary of Envision or any other company or enterprise to which the person provides services at the request of Envision.  We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Envision pursuant to the foregoing provisions, Envision has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

We intend to establish an audit committee of the board of directors, which will consist of independent directors of which at least one will qualify as a qualified financial expert as defined in Item  407(d)(5)(ii) of Regulation S-K.  The audit committee's duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles.

Compensation Committee

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

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission.  Reporting Persons are required by the SEC to furnish us with copies of all Section 16 Reports they file.

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2010 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.  As more fully described below, our board’s compensation committee reviews and recommends policies, practices, and procedures relating to the total direct compensation of our executive officers, including the Named Executive Officers, and the establishment and administration of certain of our employee benefit plans to our board of directors.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, we consider all relevant factors in determining executive compensation, including the competition for talent, our desire to link pay with performance, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork, and each executive’s total compensation package.  We strive to accomplish these objectives by compensating all executives with compensation packages consisting of a combination of competitive base salary and incentive compensation.

The compensation received by our Named Executive Officers is based primarily on the levels at which we can afford to retain them and their responsibilities and individual contributions.  Our compensation policy also reflects our strategy of minimizing general and administration expenses and utilizing independent professional consultants.  To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, our compensation committee and board of directors expect to apply the compensation philosophy and policies described in this section of our annual report.

The primary purpose of the compensation and benefits we consider is to attract, retain, and motivate highly talented individuals who will engage in the behavior necessary to enable us to succeed in our mission, while upholding our values in a highly competitive marketplace.  Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of our compensation committee who will make recommendations regarding compensation to our board of directors.  The following is a brief description of the key elements of our planned executive compensation structure.

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our compensation committee and board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation.  Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

The Elements of Envision’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  Our board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2010, all executive officer base salary decisions were approved by the board of directors.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Envision: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts, but may do so in the future.

Equity Incentive Awards

For the year ended December 31, 2010, there were no options granted to any executive officer.  In order to provide an incentive to attract and retain directors, officers, and other employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, we intend to adopt, and present to our shareholders for ratification, a new equity incentive plan (the "2011 Plan"), pursuant to which 20,000,000 shares of our common stock will be reserved for issuance as awards to employees, directors, consultants and other service providers.  In addition, all awards under Envision CA's 2007 Plan and 2008 Plan will be assumed under the 2011 Plan.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than vacation benefits. We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers.  We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We do not currently have any employment agreements with our Named Executive Officers or any other executive officer or employee that contain separation or change of control arrangements.  It is however the intention of the Board to consider such arrangements in the future.

Executive Officer Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services rendered in all capacities by our Chief Executive Officer and all other compensated executive officers, as determined by reference to total compensation for the fiscal year ended December 31, 2010, who were serving as executive officers at the end of the 2010 and former executive officers, who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal Position	Year	Salary	Deferred Comp	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)(1)	($)	($)

Robert Noble	2010	192,000	64,500	--	--	--	--	265,500
Chief Executive Officer, Chief Financial Officer, and Chairman	2009	69,500	--	--	--	417,484	--	486,984

Desmond Wheatley (2)	2010	93,467	66,960	--	--	--	--	160,427
President and Chief Operating Officer	2009	--	--	--	--	--	--	--

Howard Smith (3)	2010	30,000	--	--	--	--	--	30,000
Chief Financial Officer	2009	20,000	--	--	--	431,880	--	451,880

Joanna Tan (4)	2010	26,337	13,750	--	--	--	--	40,087
Former Executive VP, Chief Operating Officer and Secretary	2009	13,750	55,000	--	--	791,781	--	860,531

Bill Adelson (5)	2010	--	--	--	--	--	--	--
Former President	2009	33,438	100,938	--	--	325,025	--	459,401

________________
(1)  The amounts in this column reflect the grant-date fair value of stock options with respect to the years ended December 31, 2010 and 2009, in accordance with applicable accounting guidance related to stock based compensation.  For a description of the assumptions used in determining the value of the options, see the notes to the consolidated financial statements.
(2)  Mr. Wheatley joined the Company as a consultant in April 2010 and was compensated through the consulting company.  Thus a large portion of the salary figure in the above table includes amounts billed to the Company by the consulting company for his services.  Mr. Wheatley joined the Company full time in December 2010 and was not paid a direct salary until this time.
(3)  Mr. Smith is a consultant whose compensation was paid by Tatum, LLC.
(4)  Ms. Tan received options in lieu of salary for the first six months of her employment in 2009.  After the sixth month, she was eligible to begin earning a salary in August 2009.  Ms. Tan resigned as our executive vice president, chief operating officer and secretary on March 26, 2010.
(5)  Mr. Adelson resigned as president of Envision on October 30, 2009.

Agreements with Executive Officers

Robert Noble

On June 15, 2007 Envision Solar, LLC, our predecessor, entered into an employment agreement with Robert Noble to serve as its chief executive officer and president.  Pursuant to his employment agreement, Mr. Noble was entitled to receive an annual base salary of $120,000, a monthly allowance of $1,200 to cover automobile expenses and options to purchase 135,000 units of Envision LLC, which, following our statutory conversion from a California limited liability company into a California corporation and then into Envision, were converted into options to purchase 4,123,285 shares of our common stock. At the point of the merger, Mr. Noble’s annual salary increased to $240,000 and his monthly auto allowance increased to $1,500.  In the event that Mr. Noble's employment with us is terminated for any reason, Mr. Noble shall be entitled to receive his then current salary accrued through the effective date of termination plus accrued but unused vacation time.  Mr. Noble's employment agreement has no specified termination date.

On February 12, 2010, we entered into a letter agreement with Robert Noble, pursuant to which Mr. Noble agreed to terminate all of his options under Envision's 2007 Unit Option Plan and 2008 Equity Incentive Plan upon the issuance to Mr. Noble of a new option to purchase an aggregate of 9,162,856 shares of common stock at an exercise price of $0.33 per share, which option shall vest immediately upon our achievement of cumulative gross revenues of either (i) $15,000,000 during the fiscal year ended December 31, 2010 or (ii) $30,000,000 prior to December 31, 2014.  The new stock options are expected to be issued to Mr. Noble under the proposed 2011 Plan that is expected to be authorized by the board of directors and presented to our shareholders for ratification in 2011. These milestones had not been met as of the date of this filing.

In March 2011, the Board of Directors approved the issuance of a new employment agreement to Mr. Noble.  The new agreement is yet to be finalized but the compensation amounts are expected to remain the same.

Desmond Wheatley

Mr. Wheatley began providing services to us starting in April 2010 as a consultant.  In September 2010, Mr. Wheatley was named President and continued providing services in this capacity as a consultant.  In December 2010, we added Mr. Wheatley to full time employment status.  It is our intention to enter into an employment agreement with Mr. Wheatley in 2011.  Until such time as the employment agreement is negotiated and finalized, Mr. Wheatley has agreed to an annual compensation of $200,000.

Howard Smith

On September 1, 2009 we entered into an interim service agreement with Tatum, LLC ("Tatum"), an executive services firm, pursuant to which Mr. Smith, a Tatum employee, performed services for us as our chief financial officer and we paid Tatum for Mr. Smith's services.  Tatum compensated Mr. Smith directly for his services.  We agreed to pay Tatum a fee of $20,000 per month, $5,000 which was payable in cash and the remaining $15,000 was payable in stock options, which have a ten year term and vested immediately upon grant.  To date, Mr. Smith has been issued a total of 366,514 options adjusted for our merger and stock split.

Joanna Tan

On February 2, 2009, we entered into an employment agreement with Joanna Tan, our former chief operating officer, executive vice president secretary. Pursuant to her employment agreement, Ms. Tan was entitled to receive an annual base salary of $165,000.  For the initial six month period of her employment, or until we secured financing of at least $500,000, we agreed to issue to Ms. Tan options with a fair market value strike price in lieu of her salary calculated according to the following formula:

number of options = A x 2, where:
A = amount of salary forgiven divided by the fair market value per share (at the time the salary is earned)

Ms. Tan was granted options to purchase 13,750 shares of common stock of Envision at $10.00 per share for work performed between February 2009 and July 2009, which options have a ten year term and vested immediately upon grant. As a result of the Merger and the Stock Split, this option was converted into an option to purchase 419,964 shares of our common stock at an exercise price of $0.33 per share.  Ms. Tan was granted an additional option to purchase 8,250 shares of common stock of Envision at $10.00 per share for work performed between August 2009 and December 2009, with a ten year term that vested immediately upon grant.  As a result of the Merger and the Stock Split, this option was converted into an option to purchase 251,979 shares of our common stock at an exercise price of $0.33 per share.

William Adelson

Mr. Adelson, our former president, resigned from this position on October 30, 2009.  Mr. Adelson began serving as our executive vice president and chief operating officer pursuant to an employment agreement dated June 15, 2007. Pursuant to the agreement, Mr. Adelson received an annual base salary of $80,000, a monthly allowance of $800 to cover automobile expenses and options to purchase 3,481,885 shares of common stock of Envision.

Jose Cisneros

We had no agreements with Mr. Cisneros prior to or post the Reverse Merger.

There were no equity awards granted to Mr. Cisneros during 2010 and 2009, nor were there any granted to him since our inception.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding non-incentive equity awards as of December 31, 2010, for each Envision CA named executive officer:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date ($)

Robert Noble	3,797,057	326,228	$0.33	May 11, 2017
	1,527,143	--	$1.31	July 21, 2018
	17,196	--	$1.31	February 11, 2018
	5,742	--	$1.31	October 12, 2018
	51,923	--	$0.33	March 31, 2019
	89,338	--	$0.33	June 30, 2019
	66,431	--	$0.33	September 30, 2019
	146,606	--	$0.33	December 31, 2019

Howard Smith	366,514	--	$0.33	September 30, 2019

Joanna Tan	167,986	--	$0.33	March 31, 2019
	251,979	--	$0.33	June 30, 2019
	125,989	--	$0.33	September 30, 2019
	125,989	--	$0.33	December 31, 2019

Incentive Plan Awards

On February 12, 2010, we entered into a letter agreement with Robert Noble, pursuant to which Mr. Noble agreed to terminate all of his options under Envision's 2007 Unit Option Plan and 2008 Equity Incentive Plan upon the issuance to Mr. Noble of a new option to purchase an aggregate of 9,162,856 shares of common stock at an exercise price of $0.33 per share, which option shall vest immediately upon our achievement of cumulative gross revenues of either (i) $15,000,000 during the fiscal year ended December 31, 2010 or (ii) $30,000,000 prior to December 31, 2014.  The new stock options are expected to be issued to Mr. Noble under the proposed 2011 Plan that is expected to be authorized by the board of directors and presented to our shareholders for ratification in 2011. These milestones had not been met as of the date of this filing.

2007 Unit Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2007 Unit Option Plan.  Pursuant to the 2007 Unit Option Plan, 100,000 units of Envision LLC were reserved for issuance as awards to employees, members of Envision LLC's board of managers, consultants and other service providers.  The purpose of the 2007 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in Envision LLC's development and financial success.   The 2007 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.  On a post-Merger basis, 3,054,350 stock options have been granted to date and remain outstanding under the 2007 Plan.

2008 Stock Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan pursuant to which 200,000 shares of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers.  The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees.  Nonstatutory stock options may be granted to employees, directors and consultants.  The 2008 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.  On a post-Merger basis, 9,145,748 stock options have been granted to date and remain outstanding under the 2008 Plan. Of these, 3,037,048 stock options have been issued outside of the plan.

2011 Equity Incentive Plan

In order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, we intend to adopt a new equity incentive plan (the "2011 Plan"), pursuant to which 20,000,000 shares of our common stock will be reserved for issuance as awards to employees, directors, consultants and other service providers and expected to be authorized by the board of directors and presented to our shareholders for ratification in 2011.  In addition, all awards under Envision CA's 2007 Plan and 2008 Plan will be assumed under the 2011 Plan.

Compensation of Directors

During the fiscal years ended December 31, 2010 and 2009, our directors did not receive any compensation for their services in such capacity.  We foresee paying our directors compensation for their services in such capacity in the future primarily through equity incentive awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2011 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned.  Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 7675 Dagget Street, Suite 150, San Diego, California 92111.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned(1)(2)

Robert Noble	17,288,876	(3)	29.7%
Jay Potter	876,129	(4)	1.5%
John Evey	183,261		*
Howard Smith	366,514		*
Joanna Tan	671,943		1.2%
All officers and directors as a group (5 persons)	19,386,723		33.3%
_________
*    Less than 1%.
(1)  Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)  Based on 54,249,078 shares of our common stock and options outstanding as of March 31, 2011.
(3)  Includes 5,701,436 shares of common stock issuable upon the exercise of options. On February 12, 2010, Mr. Noble entered into an agreement with us pursuant to which Mr. Noble agreed to cancel these options upon the issuance to Mr. Noble of a new option to purchase an aggregate of 9,162,856 shares of common stock at an exercise price of $0.33 per share, which option shall vest immediately upon our achievement of cumulative gross revenues of either (i) $15,000,000 during the fiscal year ended December 31, 2010 or (ii) $30,000,000 prior to December 31, 2014. These stock options are not included as they are not yet granted to replace the old stock options.
(4)  Includes 791,167 shares of common stock and 84,962 stock purchase warrants held by Nexcore Capital, Inc. Mr. Potter is the chairman and president of Nexcore Capital, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2010, the Company owed its Chief Executive Officer (CEO) $188,000 of deferred compensation.

At December 31, 2010, the Company owed two prior officers $169,688 of deferred compensation.

Desmond Wheatley, the current President of the Company, is the owner of a consulting firm that provided services to the Company during 2010, including his own personal services.  During 2010, the Company paid the consulting firm $121,515 as compensation for services rendered.  As of December 31, 2010, the Company has a balance owed to this consulting firm of $109,145 that is included in Accounts Payable –Related Party.

Payment of $7,512 is due to a former officer and included in Accounts Payable -Related Party at December 31, 2010.

Jay Potter, Director, has been engaged through different organizations to provide capital raising services to the Company as it relates to the current private offering.  The Company has paid $140,766 of cash offering costs to Mr. Potter and his affiliates related to these services, all of which have been accounted for as a reduction of APIC in 2010.

A company owned in part by the Company’s Chief Executive Officer rents office space from the Company for $500 per month, which amount is deemed to be the equivalent value for rent paid by third parties for such space.

In 2008, one of the Company’s officers advanced the cost for various expenses on behalf of the Company.  As a result, in June 2008, the Company issued the shareholder a note in the amount of $18,700.  The note bears interest at 5% per annum and is due and payable with accrued interest on or before May 31, 2009.  The note was not paid at maturity and the balance was included in the $34,246 principal balance of a new note executed in October 2009 and due December 31, 2009.  The officer resigned in November 2009.  As of the date of this report, this note was in default for payment of principal and interest.

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts lent to the Company.  Mr. Evey joined the Board of Directors on April 27, 2010.  The current amount owed to Mr. Evey as of December 31, 2010 is $70,834.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2010 and 2009 were approved by the board of directors.  The following table shows the fees for the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees (1)	$65,100	$31,300
Audit Related Fees (2)	$195	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0
____________
(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2010 and 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this filing:

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011	Envision Solar International, Inc.

	By:	/s/ Robert Noble
Robert Noble, Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Noble	Dated: March 31, 2011
Robert Noble, Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial/Accounting Officer)

By: /s/ Jay S. Potter	Dated: March 31, 2011
Jay S. Potter, Director

By: /s/ John Evey	Dated: March 31, 2011
John Evey, Director