Form 10-Q
period 2011-03-31
Envision Solar International, Inc.
filed 2011-05-13
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2011

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

7675 Dagget Street, Suite 150
San Diego, California  92111
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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of May 13, 2011 was 47,772,016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current Assets
Cash	$548,146	$64,074
Accounts Receivable, net	118,851	45,965
Prepaid and other current assets	64,010	30,052
Costs in excess of billings on uncompleted contracts	5,525	7,472
Costs and estimated earnings in excess of billings on uncompleted contracts	15,640	-
Total Current Assets	752,172	147,563

Property and Equipment, net	177,946	194,203

Other Assets
Deposits	3,550	3,550
Total Other Assets	3,550	3,550

Total Assets	$933,668	$345,316

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$1,062,621	$1,105,248
Accounts Payable - Related Parties	109,145	116,657
Accrued Expenses	653,908	507,032
Accrued Rent	105,941	103,587
Sales Tax Payable	36,828	36,828
Billings in excess of costs on uncompleted contracts	23,511	21,169
Billings in excess of costs and estimated earnings on uncompleted contracts	23,744	5,801
Note Payable - Related Party	-	34,246
Convertible Note Payable -Related Party, net of discount of $38,887 and $51,849 at March 31, 2011 and December 31, 2010, respectively	83,796	70,834
Notes Payable, net of discount of $3,052 and $4,069 at March 31, 2011 and December 31, 2010, respectively	250,143	214,880
Convertible Notes Payable, net of discount of $344,489 and $434,679 at March 31, 2011 and December 31, 2010 respectively	813,083	722,893
Embedded Conversion Option Liability	1,627,779	963,931

Total Current Liabilities	4,790,499	3,903,106

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 46,219,385 and 42,870,814 shares issued or issuable and outstanding at March 31, 2011 and December 31, 2010, respectively	46,219	42,871
Additional Paid-in-Capital	17,217,904	16,192,306
Accumulated Deficit	(21,120,954)	(19,792,967)

Total Stockholders' Deficit	(3,856,831)	(3,557,790)

Total Liabilities and Stockholders' Deficit	$933,668	$345,316

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2011	2010

Revenues	$268,488	$162,626

Cost of Revenues	272,638	49,903

Gross Profit (Loss)	(4,150)	112,723

Operating Expenses (including stock based compensation expense of $10,440 for the three months ended March 31, 2011 and 2010, respectively)	486,491	537,537

Loss From Operations	(490,641)	(424,814)

Other Income (Expense)
Other Income	-	205
Interest Expense	(171,898)	(36,428)
Change in fair value of embedded conversion option liability	(663,848)	-
Total Other Income (Expense)	(835,746)	(36,223)

Income (Loss) Before Income Tax	(1,326,387)	(461,037)

Income Tax Expense	1,600	-

Net Loss	$(1,327,987)	$(461,037)

Net Loss Per Share- Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Shares Outstanding- basic and diluted	44,082,520	33,011,236

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,327,987)	$(461,037)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	16,257	15,497
Bad debt expense	-	4,687
Amortization of prepaid expenses paid in common stock	2,627	-
Compensation expense related to grant of stock options	10,440	10,440
Change in fair value of embedded conversion option liability	663,848	-
Amortization of debt discount	122,649	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(72,886)	8,909
Prepaid Expenses and other current assets	(36,583)	25,000
Costs in excess of billings on uncompleted contracts	1,947	(12,400)
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,640)	-
Deposits	-	(238)
Increase (decrease) in:
Accounts Payable	(42,627)	133,474
Accounts Payable - related party	(7,512)	(36,216)
Accrued Expenses	146,876	134,972
Accrued Rent	2,354	-
Billings in excess of costs on uncompleted contracts	2,342	(119,127)
Billings in excess of costs and estimated earnings on uncompleted contracts	17,943	-
NET CASH USED IN OPERATING ACTIVITIES	(515,952)	(296,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of notes payable	-	75,000
Proceeds from Sale of Common Stock	1,172,000	-
Payments of offering costs related to sale of common stock	(171,976)	-
Proceeds relating to recapitalization	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,024	275,000

NET INCREASE (DECREASE) IN CASH	484,072	(21,039)

CASH AT BEGINNING OF PERIOD	64,074	23,207

CASH AT END OF PERIOD	$548,146	$2,168

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income tax	$1,600	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock deemed issued in recapitalization of company	$-	$13,000
Embedded conversion option liability recorded as debt discount	$18,480	$-

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization

The Company was incorporated on June 12, 2006 as a limited liability company (“LLC”), under the name Envision Solar, LLC.  In September 2007, the company was reorganized as a California C Corporation and issued one share of common stock for each outstanding member unit in the LLC.  Also during 2007, the Company formed various wholly owned subsidiaries to account for its planned future operations. During 2008, only two subsidiaries were operational, with a third, Envision Africa, LLC anticipated becoming operational in the future. The remaining subsidiaries were dissolved with the Secretary of State of California in 2008.  Later during 2010, Envision Africa LLC was also dissolved.  The two subsidiaries included in these unaudited consolidated financial statements are: Envision Solar Residential, Inc. and Envision Solar Construction Company, Inc.

On February 11, 2010, Envision Solar International, Inc., a California corporation (Envision CA) was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the Company with Envision CA being the surviving corporation and becoming our wholly-owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (along with its subsidiaries, hereinafter the “Company”, "us", "we", "our" or "Envision"). The effects of the recapitalization have been retroactively applied to all periods presented in the accompanying consolidated financial statements and footnotes.

Nature of Operations

The Company is a solar products, project and technology developer providing turn-key design/build solutions for commercial, industrial and institutional projects.  Founded by award-winning sustainable design architects with extensive international business development and industrial design expertise, the Company strives to be first-to-market and the leading worldwide brand in solar parking arrays.  The Company has three distinct business offerings, each of which complements the others, including professional services, products, and program, project and construction management services. The Company has envisioned, invented, and engineered the leading next generation, patent pending, parking arrays and “solar integrated building systems™” (SIBS™) which are providing the foundation for the lowest cost, most highly engineered solutions available for the massive worldwide market for solar parking array installations.

The Company’s business model includes vertical integration of all key capabilities required for the full, turn-key “single-point-of-contract™” implementation of each project. These capabilities include project planning and management, design, construction, and operations and maintenance.  The Company is continuing to secure its position as the key participant at the convergence of solar energy and the real estate and building industry.

The Company operates with the following trade names: ParkSolarSM: Commercial Scale Solar Parking Arrays, and LifeSystemsSM: Component-Based Solar Integrated Buildings.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2011 and 2010 and our financial position as of March 31, 2011 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010.  The December 31, 2010 consolidated balance sheet is derived from those statements.

Principals of Consolidation

The unaudited consolidated financial statements include the accounts of Envision Solar International, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, estimates of costs to complete uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, valuation of accrued loss contingencies,  and the valuation allowance on deferred tax assets.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, accounts receivable, and revenues.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2011. As of March 31, 2011, there was $150,081 greater than the federally insured limits.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

Concentration of Accounts Receivable

As of March 31, 2011, customers that each represented more than 10% of the Company’s accounts receivable balance were as follows:

2011
Customer A	64%
Customer B	27%

Concentration of Revenues

For the three months ended March 31, 2011, customers that each represented more than 10% of our net revenues were as follows:

2011
Customer A	96%

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2011 and December 31, 2010 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At March 31, 2011, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”, formerly Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs in excess of billings and estimated earnings on uncompleted contracts.” Any billings of customers in excess of recognized revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.”  However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

Convertible debt convertible into 4,905,087 common shares, options to purchase 12,200,098 common shares and warrants to purchase 7,129,719 common shares were outstanding during the three months ended March 31, 2011, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive.  These options and warrants may dilute future earnings per share.

Reclassifications

Certain amounts in the accompanying 2010 consolidated financial statements have been reclassified to conform to the 2011 classification. These reclassifications were not material and had no effect on the total assets, liabilities, stockholders’ deficit, gross profit, loss from operations, or net loss.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2011, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three month period ended March 31, 2011 that effect the consolidated financial position of the Company or the results of its’ operations.  Any Accounting Standard Updates which are not effective until after March 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

2.	GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2011, the Company had net losses of $1,327,987 (which includes stock based compensation for options of $10,440) and cash used in operations of $515,952. Additionally, at March 31, 2011, the Company had a working capital deficit of $4,038,327, an accumulated deficit of $21,120,954 and a stockholders’ deficit of $3,856,831.

Envision is currently conducting a capital raise whereby it intends to raise an additional $500,000 in the upcoming three month period.  Additionally, the Company plans to pursue an additional follow on capital raise to raise an additional $5,000,000. Further, the Company has contracted backlog and continues to seek out new contracts and projects that will provide additional revenues and operating profits.  All such funds are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital. From January 1, 2011, through the date of this filing, the Company has raised $1,667,250 under the offering.

The unaudited consolidated financial statements do not include any adjustments relating to therecoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

During 2009, John Evey advanced $50,000 in March and $50,000 in September to the Company.  On October 1, 2009, the Company executed a 10% convertible promissory note for $102,236, which included the total $100,000 principal advanced plus $2,236 of accrued interest.  This note was due December 31, 2010 and is convertible to common shares at $0.33 per share.  There was no beneficial conversion feature at the note date.   This note is subordinate to the Gemini Master Funds notes. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

As of December 31, 2010, interest of $12,779 had accrued on the note’s existing principal balance.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the note to December 31, 2011.  As part of this agreement, all accrued and unpaid interest was capitalized into the note balance along with an extension fee of $7,668. Such extension fee, recorded as a debt discount, is being amortized to interest expense over the remaining term of the note.  Additionally, as a result of the note modification, $44,181 of embedded conversion option based effective interest (due to the increase in value of the embedded conversion option) was recorded as debt discount and is being amortized over the remaining term of the note. At March 31, 2011, the note had a total balance outstanding of $122,683, and a balance, net of discounts, of $83,796.  The interest on the note continues to accrue at a rate of 10%.

4.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary:

As of March 31, 2011, the following summarizes amounts owed under convertible notes:
	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$18,480	$81,520
Gemini Master Fund – Second Amended Note	$968,855	$298,631	$670,224
Gemini Master Fund –Note Five	$88,717	$27,378	$61,339
	$1,157,572	$344,489	$813,083

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space.  The interest is 10% per annum with the note principal and interest due December 18, 2010.  However, if the Company receives greater than $100,000 of proceeds from debt or equity financing, 25% of the amount in excess of $100,000 shall be used to pay down the note.  This note is subordinate to all existing senior indebtedness of the Company.  This note is convertible at $0.33 per share.  There was no beneficial conversion feature at the note date.  On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $100,000 be used to pay down the note balance.  As a result of this extension, the Company recorded $18,480 of embedded conversion option based effective interest in March 2011 which represents the increase in fair value of the embedded conversion option at the extension date, and is recorded as debt discount and is being amortized over the remaining term of the note. The interest on the note continues to accrue at a rate of 10%. Accrued interest on this convertible promissory note was $3,067 at March 31, 2011.

Gemini Note

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

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

On July 1, 2010 the Company established an embedded conversion option liability of $868,591 for the above mentioned $886,792 of Gemini debt.  The Company recorded a debt discount of $868,591 related to the fair value of the liability for the embedded conversion option.  The fair value was determined using the Black-Scholes pricing model with the following assumptions:  stock price $0.48, conversion price $0.25, expected term of six months based on the contractual term, volatility of 86% based on historical volatility, and a risk free interest rate of 0.2%.  As of December 31, 2010, the Company amortized all $868,591 of such debt discount to interest expense.

As of December 31, 2010, interest of $96,996 had accrued on the two Gemini Master Fund, LTD notes’.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the notes to December 31, 2011.  As part of this agreement, all accrued but unpaid interest was capitalized into the note balance along with an extension fee of $73,784. Such extension fee, recorded as additional debt discount, is being amortized to interest expense over the remaining term of the note.  Additionally, as a result of the note modification, $360,895 of embedded conversion option based effective interest (due to the increase in the value of the embedded conversion option) was recorded as additional debt discount and is being amortized over the remaining new term of the debt.  This effective interest also increased the fair value of the derivative liability by the same $360,895 amount on the modification date.  At March 31, 2011, the notes had a total balance outstanding of $1,057,572, and a net balance of $731,563.  The interest on the note continues to accrue at a rate of 12%.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2011:

		Fair value Measurements at March 31, 2011
	Carrying Value at March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$1,627,779	$-	$-	$1,627,779

The following is a summary of activity of Level 3 liabilities for the period ended March 31, 2011:

Balance December 31, 2010	$963,931
Change in Fair Value	$663,848
Balance March 31, 2011	$1,627,779

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at March 31, 2011:

Assumptions
Expected term	0.75
Expected Volatility	99%
Risk free rate	0.2%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three months ended March 31, 2011.

5.	NOTES PAYABLE

On April 22, 2010, the Company entered into a new non-secured note with Gemini Master Fund, LTD, Note No. 2010-3, for $50,000.  The new note bears interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning July 1, 2010, with the note originally maturing on August 20, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%.  On December 31, 2010, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011.  As a part of this agreement, all accrued and unpaid interest amounting to $4,247 was capitalized into the note balance along with an extension fee of $4,069.  Such extension fee, recorded as debt discount, is being amortized to interest expense over the remaining term of the note.  At March 31, 2011, the note had a total balance outstanding of $58,316, and a balance, net of discount, of $55,263.  The interest on the note continues to accrue at a rate of 12%.

On June 1, 2010, the Company entered into a Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of conversion were $179,695. The loan amount was for $160,633 and bears interest at 10%. The Company recorded a gain on the conversion of $19,062.  The note can be converted only at the option of the Company, at any time, into common stock with a conversion price of $0.33 per share. The note, plus the accrued interest is all due and payable on December 31, 2011.

As of March 31, 2011, the Company owed one of the Company’s stockholders and former officer $34,246.  The note bears interest at 5% and was due and payable with accrued interest on or before December 31, 2009.  The note was not paid at maturity, and as of March 31, 2011, this note was in default for payment of principal and interest.  Prior to 2011, this note was classified as Note payable – related party.

6.	COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office for approximately $6,140 per month.  Subsequent to December 31, 2007, the Company entered into an amended lease agreement at the same location in order to expand operations.  The new lease had a commencement date of April 1, 2008 and is for a period of three years with an escalating annual base rent beginning at $16,505.  During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments.  In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims.  The total obligation amounts to $105,941, including interest, as of March 31, 2011.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

On March 24, 2011 the Company has agreed to settle the lawsuit filed in July 2009 with a Company owned by one of its shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent 5 months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the 1st trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and recorded $58,841 of expense in the three month period ended March 31, 2011 related to this liability. The total accrued liability at March 31, 2011 is $175,000. See Note 10.

On December 7, 2010, the Company reached a legal settlement with a former vendor related to outstanding payables owed by Company.  The terms of the settlement stipulate that the Company owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $173,685 at March 31, 2011.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would received a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through March 31, 2011. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of March 31, 2011.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

7.	COMMON STOCK.

Stock issued in cash sales

During the three months ended March 31, 2011 pursuant to a private placement, the Company issued 3,348,571 shares of common stock for cash with a per share price of $0.35 per share or $1,172,000, and the Company incurred $171,975 of capital raising fees that were paid in cash.  The $171,975 was charged to additional paid-in capital.

8.	STOCK OPTIONS AND WARRANTS

From January 1, 2011 through March 31, 2011, the Company did not grant any stock options to its employees or third party consultants.

During the three months ended March 31, 2011, $10,440 was recognized for previously granted stock options which vested.

During the three months ended June 30, 2010, the Company issued a Private Placement Memorandum (“PPM”) to raise capital for the business. Under the PPM investors are entitled to receive warrants equal to the number of shares that were purchased. As of March 31, 2011, the Company had issued 6,358,386 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire 2 years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

As a part of the PPM discussed above, as of March 31, 2011, the Company is obligated to issue 602,981 warrants to the placement agents.  These warrants are exercisable for 5 years at an exercise price of $0.40.

9.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

At March 31, 2011, the Company owed its current and former officers $359,062 of deferred compensation and $3,000 of reimbursable expenses which are included in accrued expenses.

At March 31, 2011, the Company had $109,145 of accounts payable to related parties.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

Notes Payable to Director

During 2009, John Evey advanced $50,000 in March and $50,000 in September to the Company.  On October 1, 2009, the Company executed a 10% convertible promissory note which was amended at December 31, 2010 as discussed in Note 3.  On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision.  At March 31, 2011, the note had a total balance outstanding of $122,683, and a balance, net of discounts, of $83,796.  The interest on the note continues to accrue at a rate of 10% (see Note 3).

Other

Jay Potter, Director, has been engaged through different organizations to provide capital raising services to the Company as it relates to the current private offering.  Through March 31, 2011, the Company has paid $312,742 of cash offering costs related to these services all of which have been accounted for as a charge to additional paid-in capital in 2010 and 2011, respectively.

A company owned in part by the Company’s Chief Executive Officer rents office space from the Company for $500 per month which amount is deemed to be the equivalent value for rent paid by third parties for such space.

10.	SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the company sold an additional 1,415,000 shares of common stock and warrants resulting in additional capital to the Company of $495,250.

In May, 2011, the board of directors approved the issuance of 4,167 shares of common stock valued at $0.35 a share (based on contemporaneous cash sales prices) for services provided.  These shares are expected to be expensed by the Company during the quarter ended June 30, 2011 as services under the contract will have been fully rendered.

As it relates to a legal settlement entered into by the Company (see Note 6), the Company, in May 2011, issued 133,464 shares of its common stock valued at $70,000 (based on the market value of stock at certain predefined dates as specifically defined and identified in the settlement agreement) as payment of such settlement amounts.

In May 2011, the board of directors approved the issuance of 100,000 shares of common stock as a partial paydown of a note payable.  The shares are expected to be issued in May 2011 and will be accounted for at the fair market value of the common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this unaudited Form 10-Q.  Forward looking statements and other disclosures in this report speak only as of the date they are made.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

OVERVIEW:

Prior to February 11, 2010, we were a “shell company”, as defined by the Securities and Exchange Commission, without material assets or activities. On February 11, 2010, we completed a merger pursuant to which a wholly owned subsidiary of ours merged with and into Envision Solar International, Inc., a California corporation ("Envision CA"), with Envision being the surviving corporation and becoming our wholly owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (hereinafter, with its subsidiaries, “Envision”, “Company”, “us”, “we” or “our”). In connection with this merger, we discontinued our former business and succeeded to the business of Envision as our sole line of business. The merger is being accounted for as a recapitalization, with Envision deemed to be the accounting acquirer and Casita Enterprises, Inc. ("Casita") the acquired company. Accordingly, Envision’s historical financial statements for periods prior to the merger have become those of the registrant (Casita) retroactively restated for, and giving effect to, the number of shares received in the merger. The accumulated earnings of Envision were also carried forward after the acquisition. Operations reported for periods prior to the merger are those of Envision.

Overview

The Company is a solar product, project and technology developer providing turn-key design/build solutions for commercial, industrial and institutional projects.  Founded by award-winning sustainable design architects with extensive international business development and industrial design expertise, the Company strives to be first-to-market and the leading worldwide brand in solar parking arrays.  The Company has three distinct business offerings each of which complements the others:

1. Professional Services

The Company's professional services are comprised of architectural and engineering services covering all aspects of the design and engineering required to perform the turn key installation of the Company's proprietary solar support systems. The Company also provides entitlement services to ensure that customer projects are approved by the jurisdictions in which the projects are installed. The Company provides electrical and structural engineering internally and through outsourcing agreements with two preferred vendors. The Company also provides sustainable master planning services to cities, corporations or other large campus managing organizations.

2. Products

The Company produces two product lines which contain some variants. The first group is ParkSolarSM products which are solar shaded parking arrays. The Solar Tree® structure is a 35'X35' solar array standing on a single central column which shades 6 parking spaces and can generate up to 24000 kw/hrs per year. The Company adds proprietary, patent pending, EnvisionTrak™ tracking systems to the Solar Tree® structure for an increase in production output.  The Company's CleanCharge™ product involves the integration of up to 6 EV charging stations into the column of each Solar Tree® structure. Solar Tree® structures can generate approximately enough electricity to fully charge between 6 and 8 Electric Vehicles (EV) in a day. Further optional attachments include lights, CCTV, Flat Screen advertising panels, WiFi radios and others. The Company also offers customized versions of this product for an increased cost to the customer. Our other main product in this space is the solar Socket™ Solar Tree® structure which is identical to the primary Solar Tree® product described above except that the array is one tenth the size and is designed to shade one parking space and charge one EV. The Socket™ Solar Tree® structure employs EnvisionTrak™ and CleanCharge™. All Solar Tree® structures are architecturally accretive, highly engineered and well built with high quality components. The second group of products belongs to the LifeSystemsSM group and includes LifePort® and LifeVillage™. These are solar integrated building systems™ (SIBS™) and groups of those systems, that can be rapidly deployed in any environment, domestic or international, urban or remote. These buildings provide solar energy and can be kitted as Forward Operating Bases (FOBs), field hospitals or other vital infrastructure in remote locations where it is costly and/or dangerous to deliver carbon based fuels. The Company is primarily committing its resources to the fulfillment of the ParkSolarSM business but will service bulk orders of the LifeSystemsSM products for military and other applications if and when received.

3. Program, Project and Construction Management Services

The Company performs turnkey installation services for its products. The Company is capable of offering full service turnkey installations anywhere in the US and is currently installing Solar Tree® structures in Pennsylvania, Michigan and California as of the date of this filing. The Company has program, project, and construction management and administration skill sets internally as well as leveraging a stable of vetted and trained subcontractors to provide the concrete, electrical contracting and general contracting services required in each market. Regarding manufacturing, steel fabrication is outsourced to a preferred vendor. The structures are then shipped to any location where local resources can perform the installation services under the Company's supervision. The Company is able to work in union-controlled environments through the supervision of local union resources and delivering products "kit style" to the sites for their installation.  All design and engineering takes place in the Company's San Diego headquarters as do all support and administrative functions.

Envision is built on a foundation of solar architecture and industrial design, and long-term experience in the building and construction industry, along with innovative building systems technology. The technology component resides in various patented and patent-pending intellectual properties. The solid project and product delivery capabilities were developed through management’s experiences with top sustainable, industrial design and technology firms, financial service providers, and solar companies as well as real estate development and product manufacturing firms. We believe that our innovation is a key differentiator for the Company, as we have manifested the creativity and passion to invent new designs using our existing products, solutions and processes to turn a piece of relatively unused and bare real estate into a value-enhancing “Solar Grove®”.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, estimates of costs to complete uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, valuation of accrued loss contingencies,  and the valuation allowance on deferred tax assets.

Revenue and Cost Recognition.  Revenues consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services. Additionally, revenues are also derived from construction projects for the construction and installation of integrated solutions and proprietary products.

Revenues from design services and professional services are recognized as earned.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”, formerly Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs in excess of billings and estimated earnings on uncompleted contracts.” Any billings of customers in excess of recognized revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.”  However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

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

Changes in Accounting Principles.  No significant changes in accounting principles were adopted during the three months ended March 31, 2011.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue.   For the three months ended March 31, 2011, our revenue was $268,488 compared to $162,626 for the same period in 2010.  This increase in revenue was attributable to two main elements. First, in the recent years leading into 2010, the market and economic conditions created an environment in which potential customers had greater than usual difficulty in securing the financing required for certain types of solar developments. This market climate is easing and the Company is seeing increased activity related to projects with financing sensitivity. Second, the Company underwent a restructuring and a merger in 2010 and elected to divert its internal resources to the successful execution of the restructuring and the merger, as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for product and service sales in future periods.  These two elements created a situation where our contracted base of business was minimal coming into 2010 and thus the Company had lower revenues. The Company found success during 2010 in building the foundation which has led to an increased in the contracted base of business and thus more revenues in 2011.

Gross Profit.  For the three months ended March 31, 2011, we had a gross loss of $4,150 compared to a gross profit of $112,723 for the same period in 2010.   The loss in 2011 was associated with one specific project and was attributable to two contributing factors: (i) inaccurate cost estimating in pricing exercises performed prior to the Company's restructuring efforts and (ii) unforeseen site conditions which increased the costs of completion.  The project was sold in 2010 but completed in the three months ended March 31, 2011.

Operating Expenses.  Total operating expenses were $486,491 for the three months ended March 31, 2011, compared to $537,537 for the same period in 2010.  The higher costs in 2010 related primarily to legal and accounting expenses associated with the merger transactions the Company completed in the period.

 Provision for Income Taxes.  Our income taxes for the three months ended March 31, 2011 were $1,600, compared to $0 for the same period in 2010.  We did not incur any federal tax liability for the three months ended March 31, 2011 and 2010 because we incurred operating losses in these periods. Taxes paid specifically related to State of California Franchise Taxes in the three months ended March 31, 2011, as we recorded minimum payments to the state.

Interest Expense.  Interest expense was $171,898 for the three months ended March 31, 2011 compared to $36,428 for the same period in 2010. The increase was primarily derived from the amortization of debt discount in the period ended March 31, 2011 as it relates to the embedded conversion option derivative components of the current debt instruments that took effect after the three months ended March 31, 2010.

Net Earnings (loss).  We generated net losses of $1,327,987 for the three months ended March 31, 2011 compared to approximately $461,037 for the same period in 2010. In addition to the items discussed above, the increase in losses in 2011 is attributable to the recording of a $663,848 noncash charge for the change in fair value of embedded conversion option liability booked during the period.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $548,146. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $515,952 for the three months ended March 31, 2011, and we used cash in operations of $296,039 for the same period in 2010. The principal elements of cash flow from operations for the three months ended March 31, 2011 included a net loss of $1,327,987 offset by depreciation expense of $16,257, stock-based compensation expense of $10,440, the non cash amortization of debt discount of $122,649, and by the non cash change in the fair value of the embedded conversion liability of $663,848.

Cash received in our financing activities was $1,000,024 for the three months ended March 31, 2011, compared to cash received of approximately $275,000 during the same period in 2010.  The 2011 increase in cash is attributable to additional equity financing through the sale of common stock.

As of March 31, 2011, current liabilities exceeded current assets by approximately $4,000,000. Current assets increased from $147,563 at December 31, 2010 to $752,172 at March 31, 2011 while current liabilities increased to $4,790,499 at March 31, 2011 from $3,903,106 at December 31, 2010. A large portion of the current liability balance, and the related increase, is a $1,627,779 non cash liability for the embedded conversion option liability which increased by $663,848 during the three months ended March 31, 2011.  As a result, our working capital decreased from a deficit of $3,755,543 at December 31, 2010 to a deficit of $4,038,327 at March 31, 2011.

Management believes that changes in the operations of the Company will allow it to execute on the strategic plan and enable it to experience profitable growth in the future. Those changes are: addition of new experienced management, management of overhead costs, process improvements, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities.  Management believes that these changes in the operational structure and management of the Company will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and continue the Company' growth. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company is in the process of seeking additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently conducting a private placement of its stock to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  In order to address its working capital deficit, the Company is increasing sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although recent operational and business development changes are causing this situation to improve.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2010.  In addition, the Company has limited working capital and is in default on a note payable. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out and sign contracts for new projects that should provide additional revenues and operating profits. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

At the end of the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011 and December 31, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2010, we had identified the following material weaknesses which still exist as of March 31, 2011 and through the date of this report:

As of March 31, 2011, December 31, 2010 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our internal controls over financial reporting as of March 31, 2011 and December 31, 2010.  Based on this assessment, management believes that, as of March 31, 2011, December 31, 2010, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011, based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time.  The following is a list of ongoing litigation matters:

On March 24, 2011, the Company agreed to settle the lawsuit filed in July 2009 by a company owned by one of our shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent 5 months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the 1st trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and has a total of $175,000 accrued liability as of March 31, 2011.

On December 7, 2010, the Company reached a legal settlement with a former vendor related to outstanding payables owed by Company.  The terms of the settlement stipulate that the Company owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $173,685 at March 31, 2011.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company issued 3,348,571 shares of common stock to thirty five different investors in a private placement made and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.  The net proceeds of this private placement were used to pay accounts payable and for general working capital.

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

Dated: May 13, 2011	Envision Solar International, Inc.

	By:	/s/ Robert Noble
Robert Noble, Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Noble	Dated: May 13, 2011
Robert Noble, Chief Executive Officer,
Chief Financial Officer and Chairman
(Principal Executive Officer and Principal
Financial/Accounting Officer)

By: /s/ Jay S. Potter	Dated: May 13, 2011
Jay S. Potter, Director