Form 10-Q
period 2011-06-30
Envision Solar International, Inc.
filed 2011-08-15
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2011

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

7675 Dagget Street, Suite 150
San Diego, California  92111

(858) 799-4583
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [_]    No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [_]	Accelerated Filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [_]    No [X]

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of August 12, 2011 was 48,174,285.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash	$367,354	$64,074
Accounts Receivable, net	93,890	45,965
Prepaid and other current assets	53,107	30,052
Costs in excess of billings on uncompleted contracts	15,388	7,472
Costs and estimated earnings in excess of billings on uncompleted contracts	197,003	-
Total Current Assets	726,742	147,563

Property and Equipment, net	161,689	194,203

Other Assets
Deposits	3,311	3,550
Total Other Assets	3,311	3,550

Total Assets	$891,742	$345,316

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$1,073,342	$1,105,248
Accounts Payable - Related Parties	109,145	116,657
Accrued Expenses	546,324	507,032
Accrued Rent	108,296	103,587
Sales Tax Payable	36,828	36,828
Billings in excess of costs on uncompleted contracts	21,169	21,169
Billings in excess of costs and estimated earnings on uncompleted contracts	-	5,801
Note Payable - Related Party	-	34,246
Convertible Note Payable -Related Party, net of discount of $25,925 and $51,849 at June 30, 2011 and December 31, 2010, respectively	96,758	70,834
Notes Payable, net of discount of $2,035 and $4,069 at June 30, 2011 and December 31, 2010, respectively	235,547	214,880
Convertible Notes Payable, net of discount of $229,659 and $434,679 at June 30, 2011 and December 31, 2010 respectively	927,913	722,893
Embedded Conversion Option Liability	632,795	963,931

Total Current Liabilities	3,788,117	3,903,106

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 48,079,690 and 42,870,814 shares issued or issuable and outstanding at June 30, 2011 and December 31, 2010, respectively	48,079	42,871
Additional Paid-in-Capital	17,795,050	16,192,306
Accumulated Deficit	(20,739,504)	(19,792,967)

Total Stockholders' Deficit	(2,896,375)	(3,557,790)

Total Liabilities and Stockholders' Deficit	$891,742	$345,316

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements.

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited

	For the Three Months ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$299,896	$6,456	$568,384	$169,082

Cost of Revenues	201,216	-	473,854	49,903

Gross Profit (Loss)	98,680	6,456	94,530	119,179

Operating Expenses (including stock based compensation expense of $20,880 for the six months ended June 30, 2011 and 2010)	568,099	433,424	1,054,590	970,961

Loss From Operations	(469,419)	(426,968)	(960,060)	(851,782)

Other Income (Expense)
Other Income	446	-	446	205
Gain (loss) on Debt Settlement, net	33,602	19,062	33,602	19,062
Other Expense	-	(9)	-	(9)
Interest Expense	(178,128)	(34,611)	(350,026)	(71,039)
Change in fair value of embedded conversion option liability	994,984	-	331,136	-
Total Other Income (Expense)	850,904	(15,558)	15,158	(51,781)

Income (Loss) Before Income Tax	381,485	(442,526)	(944,902)	(903,563)

Income Tax Expense	35	6,308	1,635	6,308

Net Income (Loss)	$381,450	$(448,834)	$(946,537)	$(909,871)

Net Loss Per Share- Basic	$0.01	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding- Basic	47,453,033	39,716,611	45,777,087	36,399,659

Net Loss Per Share- Diluted	$0.01	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding- Diluted	56,068,119	39,716,611	45,777,087	36,399,659

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements.

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(946,537)	$(909,871)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	32,514	30,993
Bad debt expense	-	4,687
Common Stock Issued for Services	1,458	140,000
Amortization of prepaid expenses paid in common stock	4,696	-
(Gain) loss, net, on settlement of debt for common stock	(33,602)	-
Compensation expense related to grant of stock options	20,880	20,880
Change in fair value of embedded conversion option liability	(331,136)	-
Amortization of debt discount	251,458	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(47,925)	8,909
Prepaid Expenses and other current assets	(27,751)	36,346
Costs in excess of billings on uncompleted contracts	(7,916)	(5,525)
Costs and estimated earnings in excess of billings on uncompleted contracts	(197,003)	-
Deposits	239	(239)
Increase (decrease) in:
Accounts Payable	14,253	108,981
Accounts Payable - related party	(7,512)	57,352
Accrued Expenses	115,520	217,237
Accrued Rent	4,709	-
Billings in excess of costs on uncompleted contracts	-	(119,127)
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,801)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,159,456)	(409,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of notes payable	-	125,000
Repayments on convertible notes payable	-	(68,807)
Proceeds from Sale of Common Stock	1,717,251	232,250
Payments of offering costs related to sale of common stock	(254,515)	(17,588)
Proceeds relating to recapitalization	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,462,736	470,855

NET INCREASE IN CASH	303,280	61,478

CASH AT BEGINNING OF PERIOD	64,074	23,207

CASH AT END OF PERIOD	$367,354	$84,685

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,112	$-
Cash paid for income tax	$1,635	$6,308

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock deemed issued in recapitalization of company	$-	$13,000
Prepaid common stock isued for services	$-	$10,500
Conversion of accounts payable to note payable	$-	$160,633
Embedded conversion option liability recorded as debt discount	$18,480	$-
Common stock issued as offering costs	$-	$24,500
Common stock issued for debt settlement	$120,613	$-
Common stock issued as interest payment	$17,384	$-
Capitalization of accrued interest to convertible notes payable	$-	$28,405

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization

The Company was incorporated on June 12, 2006 as a limited liability company (“LLC”), under the name Envision Solar, LLC.  In September 2007, the company was reorganized as a California C Corporation and issued one share of common stock for each outstanding member unit in the LLC.  Also during 2007, the Company formed various wholly owned subsidiaries to account for its planned future operations. During 2008, only two subsidiaries were operational, with a third, Envision Africa, LLC anticipated on becoming operational in the future. The remaining subsidiaries were dissolved with the Secretary of State of California in 2008.  Later during 2010, Envision Africa LLC was also dissolved.  The two subsidiaries included in these unaudited consolidated financial statements are: Envision Solar Residential, Inc. and Envision Solar Construction Company, Inc.

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

Nature of Operations

The Company is a solar product, project and technology developer providing turn-key design/build solutions for commercial, industrial, and institutional projects.  Founded by award-winning sustainable design architects with extensive international business development and industrial design expertise, the Company strives to be first-to-market and the leading worldwide brand in solar parking arrays.  The Company has three distinct business offerings, each of which complements the others, including professional services, products, and program, project and construction management services.  The Company has envisioned, invented, and engineered the leading next generation, patent pending parking arrays and “solar integrated building systems™” (SIBS™) which are providing the foundation for the lowest cost, most highly engineered solutions available for the massive future worldwide market for solar parking array installations.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2011 and 2010, and our financial position as of June 30, 2011, have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2011. As of June 30, 2011, there was $51,146 greater than the federally insured limits.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

Concentration of Accounts Receivable

As of June 30, 2011, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

2011
Customer A	53%
Customer B	47%

Concentration of Revenues

For the six months ended June 30, 2011, customers that each represented more than 10% of our net revenues were as follows:

2011
Customer A	44%
Customer B	41%
Customer C	14%

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2011 and December 31, 2010 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At June 30, 2011, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

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

Convertible debt convertible into 4,905,087 common shares, options to purchase 12,200,098 common shares and warrants to purchase 8,798,883 common shares were outstanding during the three and six months ended June 30, 2011.  These shares were not included in the computation of diluted loss per share for the six months ended June 30, 2011 because the effects would have been anti-dilutive.  These shares however, were included in the diluted loss per share for the three months ended June 30, 2011. These options and warrants may dilute future earnings per share.

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

New Accounting Pronouncements

There are no new accounting pronouncements during the three and six month period ended June 30, 2011 that effect the consolidated financial position of the Company or the results of its’ operations.  Any Accounting Standard Updates which are not effective until after June 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

2.	GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2011, the Company had net losses of $946,537 (which includes stock based compensation for options of $20,880) and cash used in operations of $1,159,456. Additionally, at June 30, 2011, the Company had a working capital deficit of $3,061,375, an accumulated deficit of $20,739,504 and a stockholders’ deficit of $2,896,375.

Envision plans to pursue a capital raise to raise an additional $3,000,000 to $5,000,000 during the second half of 2011. Further, the Company has previously contracted and ongoing projects and continues to seek out new contracts and projects that will provide additional revenues and operating profits.  All such funds are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital.  From January 1, 2001 through the June 30, 2011, the company raised a net $1,462,736 from an earlier offering that closed in the period ended June 30, 2011.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

3.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

During 2009, John Evey advanced $50,000 in March and $50,000 in September to the Company.  On October 1, 2009, the Company executed a 10% convertible promissory note for $102,236, which included the total $100,000 principal advanced plus $2,236 of accrued interest.  This note was due December 31, 2010 and is convertible into common shares at $0.33 per share.  There was no beneficial conversion feature at the note date.   This note is subordinate to the Gemini Master Funds notes. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision.

As of December 31, 2010, interest of $12,779 had accrued on the note’s existing principal balance.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the note to December 31, 2011.  As part of this agreement, all accrued and unpaid interest was capitalized into the note balance along with an extension fee of $7,668. Such extension fee, recorded as a debt discount, is being amortized to interest expense over the remaining term of the note.  Additionally, as a result of the note modification, $44,181 of embedded conversion option based effective interest (due to the increase in value of the embedded conversion option) was recorded as debt discount and is being amortized over the remaining term of the note. At June 30, 2011, the note had a total balance outstanding of $122,683, and a balance, net of discounts, of $96,758.  The interest on the note continues to accrue at a rate of 10%.  See note 9.

4.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary:

As of June 30, 2011, the following summarizes amounts owed under convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$12,320	$87,680
Gemini Master Fund – Second Amended Note	$968,855	$199,087	$769,768
Gemini Master Fund –Note Five	$88,717	$18,252	$70,465
	$1,157,572	$229,659	$927,913

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space.  The interest is 10% per annum with the note principal and interest due December 18, 2010.  However, if the Company receives greater than $100,000 of proceeds from debt or equity financing, 25% of the amount in excess of $100,000 shall be used to pay down the note.  This note is subordinate to all existing senior indebtedness of the Company.  This note is convertible at $0.33 per share.  There was no beneficial conversion feature at the note date.  On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $100,000 be used to pay down the note balance.  As a result of this extension, the Company recorded $18,480 of embedded conversion option based effective interest in March 2011 which represents the increase in fair value of the embedded conversion option at the extension date, and is recorded as debt discount and is being amortized over the remaining term of the note. As of June 30, 2011, this note had a total outstanding balance of $100,000 and a balance, net of discount, of $87,680.  The interest on the note continues to accrue at a rate of 10%.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

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

Prior to June 30, 2010 all shares underlying the Gemini Master Fund convertible debt were subject to a lock-up agreement, and the shares were not easily convertible to cash thus, the embedded conversion option did not need to be bifurcated and recorded as a fair value derivative due to the price protection provision in the notes, which state the conversion price of the notes will be adjusted downward to match any lower price for which the Company issues subsequent shares.  Subsequent to June 30, 2010, such lock-up provisions expired and as such, the Company has determined that the embedded conversion option met the definition of a derivative liability and thus must be bifurcated and recorded as a fair value derivative.

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

As of December 31, 2010, interest of $96,996 had accrued on the two Gemini Master Fund, LTD notes’.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the notes to December 31, 2011.  As part of this agreement, all accrued but unpaid interest was capitalized into the note balance along with an extension fee of $73,784. Such extension fee, recorded as additional debt discount, is being amortized to interest expense over the remaining term of the note.  Additionally, as a result of the note modification, $360,895 of embedded conversion option based effective interest (due to the increase in the value of the embedded conversion option) was recorded as additional debt discount and is being amortized over the remaining new term of the debt.  This effective interest also increased the fair value of the derivative liability by the same $360,895 amount on the modification date.  At June 30, 2011, the notes had a total balance outstanding of $1,057,572, and a net balance of $840,233.  The interest on the note continues to accrue at a rate of 12%.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

Fair Value Measurements – Derivative liability:

  The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 input are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2011:

	Carrying Value at	Fair Value Measurements at June 30, 2011
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$632,795	$-	$-	$632,795

The following is a summary of activity of Level 3 liabilities for the period ended June 30, 2011:

Balance December 31, 2010	$963,931
Change in Fair Value	$(331,136)
Balance June 30, 2011	$632,795

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at June 30, 2011:

Assumptions
Expected term	0.50
Expected Volatility	99%
Risk free rate	0.2%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three and six month periods ended June 30, 2011.

5.	NOTES PAYABLE

Summary:

As of June 30, 2011, the following summarizes amounts owed under notes payable:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Gemini Master Fund	$58,319	$2,035	$56,284
KPFF	$145,017	$-	$145,017
Note to Former Officer	$34,246	$-	$34,246
	$237,582	$2,035	$235,547

Gemini Note

On April 22, 2010, the Company entered into a new non-secured note with Gemini Master Fund, LTD, Note No. 2010-3, for $50,000.  The new note bears interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning July 1, 2010, with the note originally maturing on August 20, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%.  On December 31, 2010, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011.  As a part of this agreement, all accrued and unpaid interest amounting to $4,247 was capitalized into the note balance along with an extension fee of $4,069.  Such extension fee, recorded as debt discount, is being amortized to interest expense over the remaining term of the note.  At June 30, 2011, the note had a total balance outstanding of $58,319, and a balance, net of discount, of $56,284.  The interest on the note continues to accrue at a rate of 12%.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

KPFF Note

On June 1, 2010, the Company entered into a Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of conversion were $179,695. The loan amount was for $160,633 and bears interest at 10%. The Company recorded a gain on the conversion of $19,062.  The note can be converted only at the option of the Company, at any time, into common stock with a conversion price of $0.33 per share. The note, plus the accrued interest is all due and payable on December 31, 2011.  In May, 2011, the Company made a partial conversion of this note into 100,000 shares of common stock.  The Company recorded a payment of interest of $17,384, a reduction of outstanding debt of $15,616 and a loss on the settlement of debt of $2,000 related to this transaction.  As of June 30, 2011, the note had a remaining balance due of $145,017. See note 7.

Note to Former officer

As of June 30, 2011, the Company owed one of the Company’s stockholders and former officer $34,246.  The note bears interest at 5% and was due and payable with accrued interest on or before December 31, 2009.  The note was not paid at maturity, and as of June 30, 2011, this note was in default for payment of principal and interest.  Prior to 2011, this note was classified as Note payable – related party.

6.	COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office for approximately $6,140 per month.  Subsequent to December 31, 2007, the Company entered into an amended lease agreement at the same location in order to expand operations.  The new lease had a commencement date of April 1, 2008 and is for a period of three years with an escalating annual base rent beginning at $16,505.  During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments.  In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims.  The total obligation amounts to $108,296 including interest, as of June 30, 2011.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

On March 24, 2011 the Company agreed to settle the lawsuit filed in July 2009 by a company owned by one of its shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent five months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the first trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and recorded an additional $58,841 of expense in the three month period ended March 31, 2011 related to this liability. Further, during the three months ended June 30, 2011, the Company issued 198,279 shares of common stock as payment of this obligation consistent with the settlement agreement.  The Company reduced the outstanding debt by $105,000 and recorded a gain on settlement of debt of $35,602 related to this transaction.  The total accrued liability at June 30th, 2011 is $70,000. See Note 7.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

On December 7, 2010, the Company reached a legal settlement with a former vendor related to outstanding payables owed by Company.  The terms of the settlement stipulate that the Company owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $177,180 at June 30, 2011.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would received a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through June 30, 2011. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of June 30, 2011.

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

Stock issued in cash sales

During the six months ended June 30th, 2011 pursuant to a private placement, the Company issued 4,906,430 shares of common stock for cash with a per share price of $0.35 per share or $1,717,251, and the Company incurred $254,515 of capital raising fees that were paid in cash.  The $254,515 was charged to additional paid-in capital.

Stock issued for services

In May 2011, the Company issued 4,167 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $1,458, for professional services rendered.  The shares were fully vested and expensed during the three months ended June 30, 2011.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

Stock issued for debt settlement

In May 2011, the Company issued 100,000 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $35,000 as a partial payment of outstanding debt.  The Company recorded a reduction of notes payable of $15,616, a reduction of accrued interest of $17,384 and a gain on debt settlement of $2,000 related to this transaction.  See note 5.

On March 24, 2011 the Company agreed to settle a lawsuit filed in July 2009 by a company owned by one of its shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent five months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the first trading day of said month, at the Company’s option. During the three months ended June 30, 2011, the Company issued 198,279 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $69,398, as payment of this obligation consistent with the settlement agreement.  The Company reduced the outstanding debt by $105,000 and recorded a gain on settlement of debt of $35,602 related to this transaction.  See Note 7.

8.	STOCK OPTIONS AND WARRANTS

From January 1, 2011 through June 30, 2011, the Company did not grant any stock options to its employees or third party consultants.

During the three and six months ended June 30, 2011, $10,440 and $20,880 respectively, was recognized for previously granted stock options which vested.

During the three months ended June 30, 2010, the Company issued a Private Placement Memorandum (“PPM”) to raise capital for the business. Under the PPM investors are entitled to receive warrants equal to the number of shares that were purchased. As of June 30, 2011, the Company had issued 7,916,245 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire 2 years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

As a part of the PPM discussed above, as of June 30, 2011, the Company is obligated to issue 714,286 warrants to the placement agents.  These warrants are exercisable for 5 years at an exercise price of $0.40 per share.

9.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

At June 30, 2011, the Company owed its current and former officers $359,267 of deferred compensation included in accrued expenses and $7,512 of reimbursable expenses which are included in accounts payable.

At June 30, 2011, the Company had $109,145 of accounts payable to related parties.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

Notes Payable to Director

During 2009, John Evey advanced $50,000 in March and $50,000 in September to the Company.  On October 1, 2009, the Company executed a 10% convertible promissory note which was amended at December 31, 2010 as discussed in Note 3.  On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision.  At June 30, 2011, the note had a total balance outstanding of $122,683, and a balance, net of discounts, of $96,759.  The interest on the note continues to accrue at a rate of 10% (see Note 3).

Other

Jay Potter, Director, has been engaged through different organizations to provide capital raising services to the Company as it relates to the current private offering.  Through June 30, 2011, the Company has paid $395,280 of cash offering costs related to these services all of which have been accounted for as a charge to additional paid-in capital in 2010 and 2011, respectively.  Further, as a part of this offering, the Company is obligated to issue 714,286 warrants. These warrants are exercisable for 5 years at an exercise price of $0.40.

A company owned in part by the Company’s Chief Executive Officer rents office space from the Company for $500 per month which amount is deemed to be the equivalent value for rent paid by third parties for such space.

10.	SUBSEQUENT EVENTS

As it relates to a legal settlement entered into by the Company (see Note 6 and Note 7), the Company, in July 2011, issued 94,595 shares of its common stock valued at $33,108 (based on the contemporaneous cash sales prices) as payment of such settlement amounts. The Company will record a gain on the settlement of debt of $1,892 related to this transaction. Further, in August of 2011, the Company will issue 120,690 shares valued at $42,241as its final payment related to this settlement. The Company will record a loss on the settlement of debt of $7,241 with this issuance.

On August 10, 2011, the Board of Directors appointed Desmond Wheatley (currently the Company’s President and Chief Operating Officer) as its new President, Chief Executive Officer and corporate Secretary and approved and entered into an employment agreement with him, effective on August 10, 2011.  This agreement calls for an annual salary of $200,000, consistent with his current rate of compensation.  Further, Mr. Wheatley is granted 4,320,000 stock options with an exercise price of $0.27 per share and a ten (10) year term.  One third of these options vest immediately, while one third will vest on the November 1, 2011 and one third will vest on November 1, 2012.  Consistent with ASC 718 “Compensation – Stock Compensation”, and valued using the Black-Sholes valuation methodology, the Company will record a charge of $341,589 in August 2011 related to this option grant and the remaining value of $662,558 will be charged to operations over the remaining vesting period.  The term of the employment agreement ends on January 1, 2016.  Robert Noble resigned as the Company’s Chief Executive Officer and corporate Secretary, effective August 11, 2011, to vacate those positions for Mr. Wheatley.

On August 10, 2011, the Board of Directors appointed Chris Caulson as its new Chief Financial Officer and approved and entered into an employment agreement with him, effective on August 10, 2011.  This agreement calls for an annual salary of $165,000.  Further, Mr. Caulson is granted 2,700,000 stock options with an exercise price of $0.27 per share and a ten (10) year term.  One third of these options will vest immediately, while one third will vest on the November 1, 2011 and one third will vest on November 1, 2012.  Consistent with ASC 718 “Compensation – Stock Compensation”, and valued using the Black-Sholes valuation methodology, the Company will record a charge of $213,493 in August 2011 related to this option grant and the remaining value of $414,099 will be charged to operations over the remaining vesting period.  The term of the employment agreement ends on January 1, 2016.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

On August 10, 2011, the Board of Directors entered into an employment agreement with Robert Noble pursuant to which his appointment as Executive Chairman is confirmed.  The employment agreement calls for annual compensation, including auto allowance, of $258,000 which is consistent with his current compensation.  Further, in accordance with an earlier understanding involving stock compensation whereas Mr. Noble had agreed to terminate earlier awarded options for newly issued options, Mr. Noble is granted 9,162,856 stock options with an exercise price of $0.33 per share and a ten (10) year term.  All of these options vest immediately upon the Company’s achievement of cumulative gross revenues of $30,000,000 prior to December 31, 2014.  Upon the grant of the options, all outstanding options held by Robert Noble that were granted under the Company’s predecessor’s  2007 Unit Option Plan and 2008 Equity Incentive Plan will immediately be cancelled and terminated.  Consistent with ASC 718 “Compensation – Stock Compensation”, the Company does not expect there to be an additional current or future charge related to this option transaction.  The term of this employment agreement ends on January 1, 2016.

On August 10, 2011, the Company’s Board of Directors approved and caused the Company to adopt the Envision Solar International, Inc. 2011 Stock Incentive Plan (the “Plan”), which authorizes the issuance of up to 30,000,000 shares of the Company’s common stock pursuant to the exercise of stock options or other awards granted under the Plan.  A copy of the Plan is attached to this Quarterly Report on Form 10-Q as Exhibit 4.1.

On August 10, 2011, the Board of Directors approved compensation for non executive board members amounting to 200,000 stock options per year of service, effective and commencing on August 10, 2011.  Accordingly, the Company has granted 200,000 stock options to each of Jay S. Potter and John M. Evey, effective August 10, 2011 for the current year of service.  The stock options have an exercise price of $0.27 per share and a term of ten (10) years.  Of these options, 122,222 will vest immediately for each individual, with the remainder vesting on a prorated basis over the remaining year of service.  Consistent with ASC 718 “Compensation – Stock Compensation”, and valued using the Black-Sholes valuation methodology, the Company will record a charge of $57,986 in August 2011 related to these option grants and the remaining value of $36,900 will be charged to operations on a prorated basis over the remaining vesting period.  The terms and conditions of options for future grants will be approved by the Company’s board on the date of grant.

In August 2011, the Board of Directors approved and the Company agreed to issue 1,000,000 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $350,000 for marketing and investor relations services. This expense will be recognized over the remainder of fiscal year 2011 consistent with the term of the agreement.

In August 2011, the Board of Directors approved and the Company agreed to issue 600,000 warrants, each with a five year term and exercise price of $0.25 for investor relations and financial advisory services to a company controlled by Jay Potter, our Director. These warrants, valued at $119,360 using the Black-Scholes valuation methodology, will be expensed over the six month term of the agreement.

In August 2011, the Board of Directors and the Company signed an agreement which it pledged newly issued shares of common stock to be valued at market prices as collateral for any claims made against a performance bond issued on behalf of the Company.

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this unaudited Quarterly Report on Form 10-Q.  Forward looking statements and other disclosures in this report speak only as of the date they are made.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

2. Products

The Company produces ParkSolarSM products which are solar shaded parking arrays. The Solar Tree® structure is a 35'X35' solar array standing on a single central column which shades 6 parking spaces and can generate up to 28000 kw/hrs per year. The Company adds proprietary, patent pending, EnvisionTrak™ tracking systems to the Solar Tree® structure for an increase in production output.  The Company's CleanCharge™ product involves the integration of up to 6 EV charging stations into the column of each Solar Tree® structure. Solar Tree® structures can generate approximately enough electricity to fully charge between 6 and 8 Electric Vehicles (EV) in a day. Further optional attachments include lights, CCTV, Flat Screen advertising panels, WiFi radios and others. The Company also offers customized versions of this product for an increased cost to the customer. Our other main product in this space is the solar Socket™ Solar Tree® structure which is identical to the primary Solar Tree® product described above except that the array is one tenth the size and is designed to shade one parking space and charge one EV. The Socket™ Solar Tree® structure employs EnvisionTrak™ and CleanCharge™. All Solar Tree® structures are architecturally accretive, highly engineered and well built with high quality components.

3. Program, Project and Construction Management Services

The Company performs turnkey installation services for its products. The Company is capable of offering full service turnkey installations anywhere in the US and is currently installing Solar Tree® structures in Pennsylvania, Michigan and California as of the date of this filing. The Company has program, project, and construction management and administration skill sets internally and leverages a stable of vetted and trained subcontractors to provide the concrete, electrical contracting and general contracting services required in each market. Regarding manufacturing, steel fabrication is outsourced to a preferred vendor. The structures are then shipped to any location where local resources can perform the installation services under the Company's supervision. The Company is able to work in union-controlled environments through the supervision of local union resources and delivering products "kit style" to the sites for their installation.  All design and engineering takes place in the Company's San Diego headquarters as do all support and administrative functions.

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

Changes in Accounting Principles.  No significant changes in accounting principles were adopted during the three months ended June 30, 2011.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenue.   For the three months ended June30, 2011, our revenue was $299,896 compared to $6,456 for the same period in 2010.  This increase in revenue was attributable to two main elements. First, in the recent years leading into 2010, the market and economic conditions created an environment in which potential customers had greater than usual difficulty in securing the financing required for certain types of solar developments. This market climate is easing and the Company is seeing increased activity related to projects with financing sensitivity. Second, the Company underwent a restructuring and a merger in 2010 and elected to divert its internal resources to the successful execution of the restructuring and the merger, as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for product and service sales in future periods.  These two elements created a situation where our contracted base of business was minimal in 2010 and thus the Company had lower revenues. The Company found success during 2010 in building the foundation which has led to an increase in the contracted base of business and thus more revenues in 2011.

Gross Profit.  For the three months ended June 30, 2011, we had a gross profit of $98,680 compared to a gross profit of $6,456 for the same period in 2010.   The gross profit in 2010 was associated with a closeout of a project primarily completed in earlier periods.   The gross profit in 2011 is a direct result of the improvements in pricing and execution of project delivery that is a continued result of the efforts made during the restructuring phase that the Company executed in 2010.

Operating Expenses.  Total operating expenses were $568,099 for the three months ended June 30, 2011, compared to $433,424 for the same period in 2010.  The primary cause of the increase in costs in 2011 related to labor associated with the increased number of employees in 2011.  Other increases in 2011 for items such as architectural consultants and research and development activities, along with certain marketing efforts and travel, were offset by reductions in insurance, investment banking and legal costs as compared to the same period in 2010.

 Provision for Income Taxes.  Our income taxes for the three months ended June 30, 2011 were $35, compared to $6,308 for the same period in 2010.  We did not incur any federal tax liability for the three months ended June 30, 2011 and 2010 because of our overall losses during each year. Taxes paid in the periods indicated specifically related to a City of San Diego business tax in 2011 and primarily California based franchise taxes in 2010.

Interest Expense.  Interest expense was $178,128 for the three months ended June 30, 2011 compared to $34,611 for the same period in 2010. The increase was primarily derived from the amortization of debt discount in the period ended June 30, 2011 as it relates to the embedded conversion option derivative components of the current debt instruments as such components were not present in 2010.

Net Earnings (loss).  We generated net income of $381,450 for the three months ended June 30, 2011 compared to a net loss of $448,834 for the same period in 2010. In addition to the items discussed above, the increase in net income in 2011 is attributable to the recording of a $994,984 noncash gain for the change in fair value of embedded conversion option liability booked during the period.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenue.   For the six months ended June 30, 2011, our revenue was $568,384 compared to $169,082 for the same period in 2010.  This increase in revenue was attributable to two main elements. First, in the recent years leading into 2010, the market and economic conditions created an environment in which potential customers had greater than usual difficulty in securing the financing required for certain types of solar developments. This market climate is easing and the Company is seeing increased activity related to projects with financing sensitivity. Second, the Company underwent a restructuring and a merger in 2010 and elected to divert its internal resources to the successful execution of the restructuring and the merger, as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for product and service sales in future periods.  These two elements created a situation where our contracted base of business was minimal in 2010 and thus the Company had lower revenues. The Company found success during 2010 in building the foundation which has led to an increase in the contracted base of business and thus more revenues in 2011.

Gross Profit.  For the six months ended June 30, 2011, we had a gross profit of $94,530 compared to a gross profit of $119,179 for the same period in 2010.   During the first quarter of 2011, the Company had one project with a loss that was attributable to two contributing factors: (i) inaccurate cost estimating in pricing exercises performed prior to the Company's restructuring efforts and (ii) unforeseen site conditions which increased the costs of completion.  This project was sold in 2010 but completed in the three months ended March 31, 2011.  These specific project losses in the period were offset by profits on subsequent projects performed during the second quarter of 2011.   Such later profitable projects are a direct result of the improvements in pricing and execution of project delivery that is a continued result of the efforts made during the restructuring phase that the Company experienced in 2010.   The gross profit for the six months ended June 30, 2010 was associated with a closeout of a project primarily completed in earlier periods.

Operating Expenses.  Total operating expenses were $1,054,590 for the six months ended June 30, 2011, compared to $970,961 for the same period in 2010.  The higher costs in 2011 related primarily to increased labor, travel, marketing and consulting expenses as the Company grows offset by reduced legal, accounting and investment banking expenses that were associated with the merger transactions the Company completed in 2010.

 Provision for Income Taxes.  Our income taxes for the six months ended June 30, 2011 were $1,635, compared to $6,308 for the same period in 2010.  We did not incur any federal tax liability for the six months ended June 30, 2011 and 2010 because we incurred operating losses in these periods. Taxes paid primarily related to State of California Franchise Taxes in each period as we recorded minimum payments to the state.

Interest Expense.  Interest expense was $350,026 for the six months ended June 30, 2011 compared to $71,039 for the same period in 2010. The increase was primarily derived from the amortization of debt discount in the period ended June 30, 2011 as it relates to the embedded conversion option derivative components of the current debt instruments as such components were not present in 2010.

Net Earnings (loss).  We generated net losses of $946,537 for the six months ended June 30, 2011 compared to approximately $909,871 for the same period in 2010. The increase in losses in 2011 is attributable to increases in interest and operating expenses discussed above, partially offset by the recording of a $331,136 noncash gain for the change in fair value of embedded conversion option liability booked during the period.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $367,354. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $1,159,456 for the six months ended June 30, 2011, as compared to cash used in operations of $409,377 for the same period in 2010. The principal elements of cash flow from operations for the six months ended June 30, 2011 included a net loss of $946,537 offset by depreciation expense of $32,514, stock-based compensation expense of $20,880, the non cash amortization of debt discount of $251,458, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $197,003, a decrease in other working capital components of $40,441 and by the non cash change in the fair value of the embedded conversion liability of $331,136.

Cash received in our financing activities was $1,462,736 for the six months ended June 30, 2011, compared to cash received of approximately $470,855 during the same period in 2010.  The 2011 increase in cash is attributable to additional equity financing through the sale of common stock.

As of June 30, 2011, current liabilities exceeded current assets by approximately $3,000,000. Current assets increased from $147,563 at December 31, 2010 to $726,742 at June 30, 2011 while current liabilities decreased to $3,788,117 at June 30, 2011 from $3,903,106 at December 31, 2010. A large portion of the current liability balance, and the related decrease, is a $632,795 non cash liability for the embedded conversion option liability which decreased by $331,136 during the six months ended June 30, 2011.  The other significant increase related to the amortization of debt discount during the six months ended June 30, 2011 amounting to increased debt provisions.  As a result, our working capital increased from a deficit of $3,755,543 at December 31, 2010 to a deficit of $3,061,375 at June 30, 2011.

Management believes that changes in the operations of the Company will allow it to execute on the strategic plan and enable it to experience profitable growth in the future. Those changes are: addition of new experienced management, management of overhead costs, process improvements, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities.  Management believes that these changes in the operational structure and management of the Company will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and continue the Company's growth. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company is in the process of seeking additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although recent operational and business development changes are causing this situation to improve.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011 and December 31, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2010, we had identified the following material weaknesses which still exist as of June 30, 2011 and through the date of this report:

As of June 30, 2011, December 31, 2010 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2011 and December 31, 2010.  Based on this assessment, management believes that, as of June 30, 2011, December 31, 2010, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011, and December 31, 2010 based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.	Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time.  The following is a list of ongoing litigation matters:

On March 24, 2011 the Company agreed to settle the lawsuit filed in July 2009 by a company owned by one of its shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent five months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the first trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and recorded $58,841 of expense in the three month period ended March 31, 2011 related to this liability. Further, during the three months ended June 30, 2011, the Company issued 198,279 shares of common stock as payment of this obligation consistent with the settlement agreement.  The Company reduced the outstanding debt by $105,000 and recorded a gain on settlement of debt of $35,602 related to this transaction.  The total accrued liability at June 30, 2011 is $70,000.

On December 7, 2010, the Company reached a legal settlement with a former vendor related to outstanding payables owed by Company.  The terms of the settlement stipulate that the Company owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $177,180 at June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011, the Company issued 4,906,430 shares of common stock to forty eight different investors at a price of $0.35 per share in a private placement made and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.  The net proceeds of this private placement were used to pay accounts payable and for general working capital.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

On August 10, 2011, the Board of Directors appointed Desmond Wheatley (currently the Company’s President and Chief Operating Officer) as its new Chief Executive Officer and Corporate Secretary and approved and entered into an employment agreement with him, effective on August 10, 2011.  This agreement calls for an annual salary of $200,000, consistent with his current rate of compensation.  Further, Mr. Wheatley is granted 4,320,000 stock options with an exercise price of $0.27 per share and a ten (10) year term.  One third of these options vest immediately, while one third will vest on November 1, 2011 and one third will vest on November 1, 2012.  The term of the employment agreement ends on January 1, 2016.  Robert Noble resigned as the Company’s Chief Executive Officer and corporate Secretary, effective August 10, 2011, to vacate those positions for Mr. Wheatley.

On August 10, 2011, the Board of Directors appointed Chris Caulson as its new Chief Financial Officer and approved and entered into an employment agreement with him, effective on August 10, 2011.  This agreement calls for an annual salary of $165,000.  Further, Mr. Caulson is granted 2,700,000 stock options with an exercise price of $0.27 per share and a ten (10) year term.  One third of these options vest immediately, while one third will vest on November 1, 2011 and one third will vest on November 1, 2012.  The term of the employment agreement ends on January 1, 2016.

On August 10, 2011, the Board of Directors entered into an employment agreement with Robert Noble pursuant to which his appointment as Executive Chairman is confirmed.  The employment agreement calls for annual compensation, including auto allowance, of $258,000 which is consistent with his current compensation.  Further, in accordance with an earlier understanding involving stock compensation whereas Mr. Noble had agreed to terminate earlier awarded options for newly issued options, Mr. Noble is granted 9,162,856 stock options with an exercise price of $0.33 per share and a ten (10) year term.  All of these options will vest immediately upon the Company’s achievement of cumulative gross revenues of $30,000,000 prior to December 31, 2014.  Upon the grant of the options, all outstanding options held by Robert Noble that were granted under the Company’s predecessor’s  2007 Unit Option Plan and 2008 Equity Incentive Plan will immediately be cancelled and terminated.  The term of the employment agreement ends on January 1, 2016.

On August 10, 2011, the Company’s Board of Directors approved and caused the Company to adopt the Envision Solar International, Inc. 2011 Stock Incentive Plan (the “Plan”), which authorizes the issuance of up to 30,000,000 shares of the Company’s common stock pursuant to the exercise of stock options or other awards granted under the Plan.  A copy of the Plan is attached to this Quarterly Report on Form 10-Q as Exhibit 4.1.

On August 10, 2011, the Board of Directors approved compensation for non executive board members amounting to 200,000 stock options per year of service, effective and commencing on August 10, 2011.  Accordingly, the Company has granted 200,000 stock options to each of Jay S. Potter and John M. Evey, effective August 10, 2011 for the current year of service.  The stock options have an exercise price of $0.27 per share and a term of ten (10) years.  These options will vest on a prorated basis over the year of service.  The terms and conditions of options for future grants will be approved by the Company’s board on the date of grant.

On August 10, 2011, the Board of Directors appointed Desmond Wheatley as a new member of the Board to fill an existing vacancy on the Board of Directors.

On August 10, 2011, the Board of Directors approved and the Company agreed to issue 600,000 warrants with an exercise price of $0.25 per share, and a term of 5 years, to Fulcrum Enterprises, Inc in consideration for providing investor relations and financial advisory services.  Fulcrum Enterprises, Inc. is controlled by Jay Potter who is a Director.

On August 10, 2011, the Board of Directors approved and the Company agreed to issue 1,000,000 shares of common stock to Four Eight Investments, Inc to provide marketing and investor relations services to the Company.

The following is a summary of the backgrounds of the new officers and directors of the Company:

DESMOND WHEATLEY has served as our President and Chief Operating Officer since September 2010, and as Chief Executive officer, Director, and Secretary since August 10, 2011.  Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and Renewable Energy. Mr. Wheatley is a founding partner in the international consulting practice Crichton Hill LLC. Prior to founding Crichton Hill, Mr. Wheatley was CEO of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company. From 2000 to 2007 Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions (Nasdaq: KTOS), fka Wireless Facilities with the last five years as President of ENS, the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the USA.  Mr. Wheatley has founded, funded and operated four profitable start-up companies and was previously engaged in M&A activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500M in debt and equity.  Mr. Wheatley sits on the boards of Admonsters, headquartered in San Francisco California and the Human Capital Group, headquartered in Los Angeles, California and was formerly a board member at DNI in Dallas, Texas.

CHRIS CAULSON has been our Chief Financial Officer since August 10, 2011 and has previously led our accounting and finance functions since November 2010.  Mr. Caulson brings over 20 years of financial management experience including security infrastructure and technology integration, wireless communications, and telecommunications industries. From 2004 through 2009, Mr. Caulson held various positions including Vice President of Operations and Finance of ENS, the largest independent technology systems integrator in the United States and a wholly-owned division of Kratos Defense & Security Solutions, Inc. In this role, Mr. Caulson was responsible for the operational and financial execution of multiple subsidiaries and well over $100 million of integration projects including networks for security, voice and data, video, life safety and other integrated applications.  Prior to 2004, Mr. Caulson was CFO of Titan Wireless, Inc., a $200 million international telecommunications division of Titan Corp (subsequently purchased by L-3.).  Mr. Caulson, who has a Bachelors of Accountancy from the University of San Diego, began his career with the public accounting firm Arthur Andersen.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

4.1	Envision Solar International, Inc. 2011 Stock Incentive Plan.
10.1	Employment Agreement with Robert Noble, dated August 11, 2011.
10.2	Employment Agreement with Desmond Wheatley, dated August 11, 2011.
10.3	Employment Agreement with Christopher Caulson, dated August 11, 2011.
10.4	Envision Solar International, Inc. agreement with Fulcrum Enterprises, Inc.
10.5	Envision Solar International, Inc. agreement with Four Eight Investments, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2011	Envision Solar International, Inc.

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Noble	Dated: August 15, 2011
Robert Noble, Executive Chairman

By:	/s/ Jay S. Potter	Dated: August 15, 2011
Jay S. Potter, Director