Form 10-Q
period 2011-09-30
Envision Solar International, Inc.
filed 2011-11-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2011

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

7675 Dagget Street, Suite 150
San Diego, California  92111
(858) 799-4583
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of November 11, 2011 was 49,318,775.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Envision Solar International, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current Assets
Cash	$845,506	$64,074
Accounts Receivable, net	333,657	45,965
Prepaid and other current assets	304,788	30,052
Costs in excess of billings on uncompleted contracts	-	7,472
Costs and estimated earnings in excess of billings on uncompleted contracts	305,538	-
Total Current Assets	1,789,489	147,563

Property and Equipment, net	145,433	194,203

Other Assets
Debt issue costs, net	38,163	-
Deposits	3,157	3,550
Total Other Assets	41,320	3,550

Total Assets	$1,976,242	$345,316

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$1,131,484	$1,105,248
Accounts Payable - Related Parties	109,145	116,657
Accrued Expenses	629,371	507,032
Accrued Rent	110,650	103,587
Sales Tax Payable	36,828	36,828
Billings in excess of costs on uncompleted contracts	26,035	21,169
Billings in excess of costs and estimated earnings on uncompleted contracts	-	5,801
Note Payable - Related Party	-	34,246
Convertible Note Payable -Related Party, net of discount of $12,962 and $51,849 at September 30, 2011 and December 31, 2010, respectively	109,721	70,834
Notes Payable, net of discount of $1,017 and $4,069 at September 30, 2011 and December 31, 2010, respectively	236,562	214,880
Convertible Notes Payable, net of discount of $114,830 and $434,679 at September 30, 2011 and December 31, 2010 respectively	1,042,742	722,893
Embedded Conversion Option Liability	234,193	963,931
Total Current Liabilities	3,666,731	3,903,106

Long-Term Convertible Note Payable, net of discount of $32,899 at September 30, 2011	967,101	-

Total Liabilities	4,633,832	3,903,106

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 49,318,775 and 42,870,814 shares issued or issuable and outstanding at September 30, 2011 and December 31, 2010, respectively	49,319	42,871
Additional Paid-in-Capital	19,204,154	16,192,306
Accumulated Deficit	(21,911,063)	(19,792,967)

Total Stockholders' Deficit	(2,657,590)	(3,557,790)

Total Liabilities and Stockholders' Deficit	$1,976,242	$345,316

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$499,314	$-	$1,067,698	$169,082

Cost of Revenues	378,023	-	851,877	49,903

Gross Profit (Loss)	121,291	-	215,821	119,179

Operating Expenses (including stock based compensation expense of $929,937 and $31,320 for the nine months ended September 30, 2011 and 2010 respectively)	1,504,539	428,259	2,559,129	1,399,220

Loss From Operations	(1,383,248)	(428,259)	(2,343,308)	(1,280,041)

Other Income (Expense)
Other Income	192	-	638	205
Gain (loss) on Debt Settlement, net	8,700	-	42,302	19,062
Other Expense	-	9	-	-
Interest Expense	(186,651)	(473,205)	(536,677)	(544,244)
Change in fair value of embedded conversion option liability	398,602	176,345	729,738	176,345
Total Other Income (Expense)	220,843	(296,851)	236,001	(348,632)

Income (Loss) Before Income Tax	(1,162,405)	(725,110)	(2,107,307)	(1,628,673)

Income Tax Expense	9,154	2,564	10,789	8,872

Net Income (Loss)	$(1,171,559)	$(727,674)	$(2,118,096)	$(1,637,545)

Net Loss Per Share- Basic and Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted Average Shares Outstanding- Basic and Diluted	48,831,946	40,603,876	46,806,564	37,820,054

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,118,096)	$(1,637,545)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	48,770	46,489
Bad debt expense	-	4,687
Common Stock Issued for Services	1,458	143,179
Amortization of prepaid expenses paid in common stock	134,255	-
(Gain) loss, net, on settlement of debt for common stock	(42,302)	-
Compensation expense related to grant of stock options	929,937	31,320
Change in fair value of embedded conversion option liability	(729,738)	(176,345)
Amortization of debt discount	381,851	434,295
Amortization of debt issue costs	1,837	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(287,692)	(66,591)
Prepaid Expenses and other current assets	(19,629)	51,516
Costs in excess of billings on uncompleted contracts	7,472	(5,525)
Costs and estimated earnings in excess of billings on uncompleted contracts	(305,538)	-
Deposits	393	(393)
Increase (decrease) in:
Accounts Payable	158,535	205,474
Accounts Payable - related party	(7,512)	59,352
Accrued Expenses	198,567	217,378
Accrued Rent	7,063	-
Billings in excess of costs on uncompleted contracts	(5,801)	(43,627)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,866	-
NET CASH USED IN OPERATING ACTIVITIES	(1,641,304)	(736,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of convertible notes payable	1,000,000	125,000
Repayments on convertible notes payable	-	(68,807)
Proceeds from Sale of Common Stock	1,717,251	597,950
Payments of offering costs related to sale of common stock	(254,515)	(72,443)
Proceeds relating to recapitalization	-	200,000
Payments of debt issue costs	(40,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,422,736	781,700

NET INCREASE IN CASH	781,432	45,364

CASH AT BEGINNING OF PERIOD	64,074	23,207

CASH AT END OF PERIOD	$845,506	$68,571

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,201	$-
Cash paid for income tax	$10,789	$8,872

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock deemed issued in recapitalization of company	$-	$13,000
Prepaid common stock isued for services	$270,000	$10,500
Prepaid warrants for common stock isued for services	$119,361	$-
Conversion of accounts payable to note payable	$16,140	$160,633
Embedded conversion option liability recorded as debt discount	$52,963	$868,591
Common stock issued as offering costs	$-	$24,500
Common stock issued for debt settlement	$175,000	$-
Common stock issued for conversion of convertible note	$31,756	$-
Common stock issued as interest payment	$17,384	$-
Capitalization of accrued interest to convertible notes payable	$-	$28,405

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

1.   NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization

The Company was incorporated on June 12, 2006 as a limited liability company (“LLC”), under the name Envision Solar, LLC.  In September 2007, the company was reorganized as a California C Corporation and issued one share of common stock for each outstanding member unit in the LLC.  Also during 2007, the Company formed various wholly owned subsidiaries to account for its planned future operations. During 2008, only two subsidiaries were operational, with a third, Envision Africa, LLC anticipated on becoming operational in the future. The remaining subsidiaries were dissolved with the Secretary of State of California in 2008.  Later during 2010, Envision Africa LLC was dissolved.  Further, during the third quarter of 2011, Envision Solar Residential, Inc. was dissolved. The two subsidiaries included in these unaudited consolidated financial statements are: Envision Solar Residential, Inc. and Envision Solar Construction Company, Inc.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010, and our financial position as of September 30, 2011, have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2011. As of September 30, 2011, there was $551,638 greater than the federally insured limits.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Concentration of Accounts Receivable

As of September 30, 2011, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

2011
Customer A	49%
Customer B	29%
Customer C	14%

Concentration of Revenues

For the nine months ended September 30, 2011, customers that each represented more than 10% of our net revenues were as follows:

2011
Customer A	26%
Customer B	23%
Customer C	23%
Customer D	12%

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2011 and December 31, 2010 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At September 30, 2011, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.  Further, amounts recorded as long term notes payable, net of discount, also approximate fair value because current interest rates for debt that are available to us with similar terms and maturities are substantially the same.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Revenue Recognition

Revenues consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services. Additionally, revenues are also derived from construction projects for the construction and installation of integrated solutions and proprietary products.

Revenues from design services and professional services are recognized as earned.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts.”  Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts.” Any billings of customers in excess of recognized revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.”  However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Convertible debt convertible into 8,353,363 common shares, options to purchase 22,755,292 common shares and warrants to purchase 9,398,883 common shares were outstanding at September 30, 2011.  These shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2011 because the effects would have been anti-dilutive.  These options and warrants may dilute future earnings per share.

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

New Accounting Pronouncements

There are no new accounting pronouncements during the three and nine month period ended September 30, 2011 that effect the consolidated financial position of the Company or the results of its’ operations.  Any Accounting Standard Updates which are not effective until after September 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

2.    GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2011, the Company had net losses of $2,118,096 (which includes stock based compensation for options of $929,937) and cash used in operations of $1,641,304. Additionally, at September 30, 2011, the Company had a working capital deficit of $1,877,242, an accumulated deficit of $21,911,063 and a stockholders’ deficit of $2,657,590.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision plans to pursue a capital raise to raise at least an additional $3,000,000 to $5,000,000 during the next twelve months. Envision also intends to renegotiate the debt instruments that currently become due in December 2011. Further, the Company has previously contracted projects that are ongoing and continues to seek out new contracts and projects that will provide additional revenues and operating profits.  All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital.  From January 1, 2001 through the September 30, 2011, the company raised a net $1,462,736 from an earlier offering that closed in the period ended June 30, 2011.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

As of December 31, 2010, interest of $12,779 had accrued on the note’s existing principal balance.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the note to December 31, 2011.  As part of this agreement, all accrued and unpaid interest was capitalized into the note balance along with an extension fee of $7,668. Such extension fee, recorded as a debt discount, is being amortized to interest expense over the remaining term of the note.  Additionally, as a result of the note modification, $44,181 of embedded conversion option based effective interest (due to the increase in value of the embedded conversion option) was recorded as debt discount and is being amortized over the remaining term of the note. At September 30, 2011, the note had a total balance outstanding of $122,683, and a balance, net of discounts, of $109,721.  The interest on the note continues to accrue at a rate of 10%.  See note 9.

4.    CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of September 30, 2011, the following summarizes amounts owed under short-term convertible notes:

	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$6,160	$93,840
Gemini Master Fund – Second Amended Note	$968,855	$99,544	$869,311
Gemini Master Fund –Note Five	$88,717	$9,126	$79,591
	$1,157,572	$114,830	$1,042,742

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space.  The interest is 10% per annum with the note principal and interest due December 18, 2010.  However, if the Company receives greater than $100,000 of proceeds from debt or equity financing, 25% of the amount in excess of $100,000 shall be used to pay down the note.  This note is subordinate to all existing senior indebtedness of the Company.  This note is convertible at $0.33 per share.  There was no beneficial conversion feature at the note date.  On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $100,000 be used to pay down the note balance.  As a result of this extension, the Company recorded $18,480 of embedded conversion option based effective interest in March 2011 which represents the increase in fair value of the embedded conversion option at the extension date, and is recorded as debt discount and is being amortized over the remaining term of the note. As of September 30, 2011, this note had a total outstanding balance of $100,000 and a balance, net of discount, of $93,840.  The interest on the note continues to accrue at a rate of 10%.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

As of December 31, 2010, interest of $96,996 had accrued on the two Gemini Master Fund, LTD notes.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the notes to December 31, 2011.  As part of this agreement, all accrued but unpaid interest totaling $96,996 was capitalized into the note balances along with an extension fee of $73,784. Such extension fee, recorded as additional debt discount, is being amortized to interest expense over the remaining term of the note.  Additionally, as a result of the note modification, $360,895 of embedded conversion option based effective interest (due to the increase in the value of the embedded conversion option) was recorded as additional debt discount and is being amortized over the remaining new term of the debt.  This effective interest also increased the fair value of the derivative liability by the same $360,895 amount on the modification date.  At September 30, 2011, the notes had a total balance outstanding of $1,057,572, and a net balance of $948,902.  The interest on the note continues to accrue at a rate of 12%.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Summary – Long Term Convertible Debt:

On September 8, 2011, the Company entered into a convertible promissory note for $1,000,000 to a private individual.  The interest is 9% per annum with the note principal and interest due December 31, 2012.  This note is subordinate to all existing senior indebtedness of the Company.  This note is convertible at $0.29 per share.  As it relates to this note, the Company recorded $34,483 of embedded conversion option based effective interest which represents the increase in fair value of the embedded conversion option at the note date, and is recorded as debt discount and is being amortized over the term of the note. As of September 30, 2011, this note had a total outstanding balance of $1,000,000 and a balance, net of discount, of $967,101.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at September 30, 2011:

		Fair value Measurements at September 30, 2011
	Carrying Value at September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$234,193	$-	$-	$234,193

The following is a summary of activity of Level 3 liabilities for the period ended September 30, 2011:

Balance December 31, 2010	$963,931
Change in Fair Value	$(729,738)
Balance September 30, 2011	$234,193

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at September 30, 2011:

Assumptions
Expected Volatility	0.25
Expected term	99.6%
Risk free rate	0.2%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three and nine month periods ended September 30, 2011.

5.           NOTES PAYABLE

Summary:

As of September 30, 2011, the following summarizes amounts owed under notes payable:

	Amount	Discount	Convertible Notes Payable, net of discount
Gemini Master Fund	$58,316	$1,017	$57,299
KPFF	$145,017	$-	$145,017
Note to Former Officer	$34,246	$-	$34,246
	$237,579	$1,017	$236,562

Gemini Note

On April 22, 2010, the Company entered into a new non-secured note with Gemini Master Fund, LTD, Note No. 2010-3, for $50,000.  The new note bears interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning July 1, 2010, with the note originally maturing on August 20, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%.  On December 31, 2010, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011.  As a part of this agreement, all accrued and unpaid interest amounting to $4,247 was capitalized into the note balance along with an extension fee of $4,069.  Such extension fee, recorded as debt discount, is being amortized to interest expense over the remaining term of the note.  At September 30, 2011, the note had a total balance outstanding of $58,316, and a balance, net of discount, of $57,299.  The interest on the note continues to accrue at a rate of 12%.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

KPFF Note

On June 1, 2010, the Company entered into a Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of conversion were $179,695. The loan amount was for $160,633 and bears interest at 10%. The Company recorded a gain on the conversion of $19,062.  The note can be converted only at the option of the Company, at any time, into common stock with a conversion price of $0.33 per share. The note, plus the accrued interest is all due and payable on December 31, 2011.  In May, 2011, the Company made a partial conversion of this note into 100,000 shares of common stock.  The Company recorded a payment of interest of $17,384, a reduction of outstanding debt of $15,616 and a loss on the settlement of debt of $2,000 related to this transaction.  As of September 30, 2011, the note had a remaining balance due of $145,017. See note 7.

Note to Former officer

As of September 30, 2011, the Company owed one of the Company’s stockholders and former officer $34,246.  The note bears interest at 5% and was due and payable with accrued interest on or before December 31, 2009.  The note was not paid at maturity, and as of September 30, 2011, this note was in default for payment of principal and interest.  At September 30, 2011, the balance is included in Notes Payable.  Prior to 2011, this note was classified as Note payable – related party.

6.    COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office for approximately $6,140 per month.  Subsequent to December 31, 2007, the Company entered into an amended lease agreement at the same location in order to expand operations.  The new lease had a commencement date of April 1, 2008 and is for a period of three years with an escalating annual base rent beginning at $16,505.  During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments.  In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims.  The total obligation amounts to $110,650 including interest, as of September 30, 2011.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

On March 24, 2011 the Company agreed to settle the lawsuit filed in July 2009 by a company owned by one of its shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent five months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the first trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and recorded an additional $58,841 of expense in the three month period ended March 31, 2011 related to this liability. Further, during the three and nine months ended September 30, 2011, the Company issued 215,285 and 413,564 shares of common stock, respectively, as payment of this obligation consistent with the settlement agreement.  The Company reduced the outstanding debt by $175,000 and recorded a gain on settlement of debt of $35,602 related to this transaction.  There is no remaining liability related to this settlement as of September 30, 2011. See Note 7.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc.  The terms of the settlement stipulate that Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $180,676 at September 30, 2011.  In October 2011, this same vendor filed a new lawsuit in an attempt to entwine Envision Solar International, Inc. (the parent company) and effectively force payment from the parent.  See Note 10.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through September 30, 2011. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of September 30, 2011.

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

In August 2011, the Company signed an agreement which it pledged newly issued shares of common stock to be valued at market prices as collateral for any claims made against a performance bond issued on behalf of the Company.  The bond is expected to be in place through the 2011.  There are not expected to be any claims that would cause such collateral to be called.

7.           COMMON STOCK

Stock issued in cash sales

During the nine months ended September 30th, 2011 pursuant to a private placement, the Company issued 4,906,430 shares of common stock for cash with a per share price of $0.35 or $1,717,251, and the Company incurred $254,515 of capital raising fees that were paid in cash.  The $254,515 was charged to additional paid-in capital.

Stock issued for services

In May 2011, the Company issued 4,167 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $1,458, for professional services rendered.  The shares were fully vested and expensed during the three months ended June 30, 2011.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

In August 2011, the Company issued 1,000,000 shares of common stock with a per share value of $0.27 (based on market price at time of transaction) or $270,000, for professional consulting services.  The value of these services was recorded as prepaid expense and is being expensed over the five month service period of the contract.

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

On March 24, 2011 the Company agreed to settle the lawsuit filed in July 2009 by a company owned by one of its shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent five months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the first trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and recorded an additional $58,841 of expense in the three month period ended March 31, 2011 related to this liability. Further, during the three and nine months ended September 30, 2011, the Company issued 215,285 and 413,564 shares of common stock, respectively, as payment of this obligation consistent with the settlement agreement.  The Company reduced the outstanding debt by $175,000 and recorded a gain on settlement of debt of $35,602 related to this transaction. See Note 6.

In September 2011, the Company issued a convertible note for $16,140 in a dollar for dollar exchange of an accounts payable balance.  The convertible note called for a conversion to common stock at a price of $0.30 per share.  There was no beneficial conversion value at the note date.  Immediately after issuance of the note, the note was converted to 53,800 shares of common stock with a per share value of $0.30 (based on the contractual terms of the note) or $16,140.  There was no gain or loss recorded in this transaction.

In September 2011, the Company agreed to the return of 30,000 shares of common stock with a per share value of $0.29 (based on market price) or $8,700 as settlement of a dispute with a vendor for services previously paid and expensed but never rendered to the satisfaction of the Company.  A gain on debt settlement of $8,700 was recorded in this transaction.

Other

In August 2011, the Company signed an agreement which it pledged newly issued shares of common stock to be valued at market prices as collateral for any claims made against a performance bond issued on behalf of the Company.  The bond is expected to be in place through the 2011.  There are not expected to be any claims that would cause such collateral to be called.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

8.    STOCK OPTIONS AND WARRANTS

Stock Options

On August 10, 2011, the Company’s Board of Directors approved and caused the Company to adopt the Envision Solar International, Inc. 2011 Stock Incentive Plan (the “Plan”), which authorizes the issuance of up to 30,000,000 shares of the Company’s common stock pursuant to the exercise of stock options or other awards granted under the Plan.

From January 1, 2011 through September 30, 2011, the Company granted 16,582,856 stock options with a total valuation of $2,578,418 to certain executives and board members.  Of these amounts, 9,162,856 were granted to Robert Noble, executive chairman, in exchange for the cancellation of 6,027,663 previously granted options per the terms of an earlier agreement executed by Mr. Noble and the Company.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

During the three and nine months ended September 30, 2011, the Company recorded stock based compensation of $909,057 and $929,937, respectively.

Warrants

During the three months ended June 30, 2010, the Company issued a Private Placement Memorandum (“PPM”) to raise capital for the business. Under the PPM investors are entitled to receive warrants equal to the number of shares that were purchased. As of September 30, 2011, the Company had issued 7,916,245 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire 2 years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

As a part of the PPM discussed above, as of September 30, 2011, the Company has issued 714,286 warrants to the placement agents.  These warrants are exercisable for 5 years at an exercise price of $0.40 per share.

In August 2011, the Company issued 600,000 warrants, each with a five year term and exercise price of $0.25, for investor relations and financial advisory services to a Company controlled by Jay Potter, our Director.  These warrants, valued at $119,360 using the Black-Scholes valuation methodology, will be expensed over the six month term of the agreement. See Note 9.

9.    RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

At September 30, 2011, the Company owed its current and former officers $359,267 of deferred compensation included in accrued expenses and $7,512 of reimbursable expenses which are included in accounts payable.

At September 30, 2011, the Company had $109,145 of accounts payable to related parties.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Notes Payable to Director

During 2009, John Evey advanced $50,000 in March and $50,000 in September to the Company.  On October 1, 2009, the Company executed a 10% convertible promissory note which was amended at December 31, 2010 as discussed in Note 3.  On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision.  At September 30, 2011, the note had a total balance outstanding of $122,683, and a balance, net of discounts, of $109,721.  The interest on the note continues to accrue at a rate of 10% (see Note 3).

Other

Jay Potter, Director, has been engaged through different organizations to provide capital raising services to the Company as it related to the private offering of the Company.  Through September 30, 2011, the Company has paid $395,280 of cash offering costs related to these services all of which have been accounted for as a charge to additional paid-in capital in 2010 and 2011, respectively.  Further, as a part of this offering, the Company has issued 714,286 warrants of which 382,143 were issued to Mr. Potter. These warrants are exercisable for 5 years at an exercise price of $0.40.

In August 2011, the Company issued 600,000 warrants, each with a five year term and exercise price of $0.25, for investor relations and financial advisory services to a Company controlled by Jay Potter, our Director.  These warrants, valued at $119,360 using the Black-Scholes valuation methodology, will be expensed over the six month term of the agreement. See Note 8.

A company owned in part by the Company’s executive director rents office space from the Company for $500 per month which amount is deemed to be the equivalent value for rent paid by third parties for such space.

10.   SUBSEQUENT EVENTS

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc.  The terms of the settlement stipulate that Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $180,676 at September 30, 2011.  In October 2011, this same vendor filed a new lawsuit in an attempt to entwine Envision Solar International, Inc. (the parent company) and effectively force payment from the parent.  See Note 6.

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

(h)	rapid and significant changes in markets;

(i)	Inability of the Company to pay its liabilities;

(j)	litigation with or legal claims and allegations by outside parties;

(k)	insufficient revenues to cover operating costs, resulting in persistent losses; and

(l)	potential dilution of the ownership of existing shareholders in the Company due to the issuance of new securities by the Company in the future.

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

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts.” Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts.” Any billings of customers in excess of recognized revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.”  However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

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

The Company has contracts in various stages of completion.  Such contracts require estimates to determine the appropriate cost and revenue recognition.  At the end of a reporting period, project managers detail out all remaining known costs to complete a project including the estimated labor hours, by labor type. Factors such as complexity of the project environment, history of the working relationship of the client, weather, availability of resources, and past experience of the manager are all some of the factors considered in determining such estimate. These estimates to complete are reviewed on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions to estimates are made cumulative to the date of the revision.  These significant management judgments must be made and used in connection with the revenue recognized in the accounting period. Future estimates may be revised as additional information becomes available.

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

Stock Based Compensation.  At inception, we adopted ASC 718, Share Based Payment and Related Interpretations. ASC 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.  Equity instruments granted to non-employees are accounted for under ASC 505-50 “Equity Based Payments to Non-Employees.”

Accounts Receivable.  Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, our historical write-off experience, net of recoveries and economic conditions.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve as necessary, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Fair Value of Financial Instruments.  We measure our financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, the carrying amounts approximate fair value due to their short maturities. Further, amounts recorded as long term notes payable, net of discount, also approximate fair value because current interest rates for debt that are available to us with similar terms and maturities are substantially the same.

Changes in Accounting Principles.  No significant changes in accounting principles were adopted during the three months ended September 30, 2011.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenue.   For the three months ended September 30, 2011, our revenue was $499,314 compared to $0 for the same period in 2010.  During 2010, the Company underwent a restructuring and elected to divert its internal resources to the successful execution of the restructuring and the merger, as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for product and service sales in future periods.  This restructuring and rebuilding created a situation where our contracted base of business was minimal in 2010 and specifically, the Company did not have contracted backlog on which to execute during this three month period in 2010. The Company did however find certain success during 2010 in building the foundation which has led to an increase in the contracted base of business in 2011 from which we are currently executing and producing revenues. At the date of this report, the Company is delivering on a contracted backlog of approximately $1,600,000 that is expected to be recognized and fulfilled in the upcoming 3-6 months.

Gross Profit.  For the three months ended September 30, 2011, we had a gross profit of $121,291 compared to a gross profit of $0 for the same period in 2010.   As discussed above, there were no revenues in the 2010 period, and thus no gross profits.  During 2011, the gross profit is a direct result of the improvements in pricing and execution of project delivery that is a continued result of the efforts made during the restructuring phase that the Company executed in 2010.

Operating Expenses.  Total operating expenses were $1,504,539 for the three months ended September 30, 2011, compared to $428,259 for the same period in 2010.  The primary increase was for the non cash expense related to stock based compensation which increased $898,617 to $909,057 in 2011.  Further, increased labor costs of approximately $120,000 in 2011 offset a larger corresponding decrease in 2010 consultant expenses as labor was transitioned into the Company to replace outside consultant roles. The Company did, however, experience increased costs for consultants in 2011 in the areas of public relations and investment advisory services through the approximate $130,000 amortization of non cash payments to such consultants.  Other small increases for the three months ended September 30, 2011 were for items such as marketing, research and development activities and travel.

 Provision for Income Taxes.  Our income taxes for the three months ended September 30, 2011 were $9,154, compared to $2,564 for the same period in 2010.  We did not incur any federal tax liability for the three months ended September 30, 2011 or 2010 because of our overall losses during each year. Taxes paid in the period ended September 30, 2011 primarily related to California based franchise taxes paid to offset an earlier refund erroneously issued by the state.

Interest Expense.  Interest expense was $186,651 for the three months ended September 30, 2011 compared to $473,205 for the same period in 2010. The decrease was primarily derived from increased amortization of debt discount in the period ended September 30, 2010 as it related to the embedded conversion option derivative components of the debt instruments that were originally due December 31, 2010, but have since been extended.

Change in Fair Value of Embedded Conversion Option Liability.  We had a net gain of $398,602 during the three month period ended September 30, 2011 compared to a net gain of $176,345 during the same period in 2010.  This gain was a result of adjusting the fair value of our derivative liabilities to market as calculated using the Black-Scholes option pricing model.  The gain arose due to the decline in the market price of our securities during the period which ultimately result in a lower premium value of defined conversion benefits in the debt instruments.

Net Earnings (loss).  We had a net loss of $1,171,559 for the three months ended September 30, 2011 compared to a net loss of $727,674 for the same period in 2010.  All significant elements deriving these losses have been discussed above.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenue.   For the nine months ended September 30, 2011, our revenue was $1,067,698 compared to $169,082 for the same period in 2010.  During 2010, the Company underwent a restructuring and elected to divert its internal resources to the successful execution of the restructuring and the merger, as well as to creating a foundation from which it could take advantage of the significant pipeline it has developed for product and service sales in future periods.  This restructuring and rebuilding created a situation where our contracted base of business was minimal in 2010 and the Company did not have a book of business on which to execute during this nine month period in 2010. The Company did, however, find certain success during 2010 in building the foundation which has led to an increase in the contracted base of business in 2011 from which we are currently executing and producing revenues. At the date of this report, the Company is delivering on a contracted backlog of approximately $1,600,000 that is expected to be recognized and fulfilled in the upcoming 3-6 months.

Gross Profit.  For the nine months ended September 30, 2011, we had a gross profit of $215,821 compared to a gross profit of $119,179 for the same period in 2010.   The gross profit for the nine months ended September 30, 2010 was associated with a closeout of a project primarily completed in earlier periods.  For 2011, the gross profit is a direct result of the improvements in pricing and execution of project delivery that is a continued result of the efforts made during the restructuring phase that the Company executed in 2010.

Operating Expenses.  Total operating expenses were $2,559,129 for the nine months ended September 30, 2011, compared to $1,399,220 for the same period in 2010.  The majority of this increase relates to stock based compensation expense which increased $898,617 to $929,937 during the nine months ended September 30, 2011 as compared to the same period in 2010.  Further, increases in labor costs in 2011 were offset by decreases in consultant expenses in 2010 as labor was transitioned into the Company in 2011 to replace outside consultant roles.  Also, during 2010, the Company had additional consulting expenses related to the merger and restructuring that occurred in 2010.  In 2011, the Company did however experience increased costs for consultants in the areas of public relations and investment advisory services through the approximate $130,000 amortization of non cash payments to such consultants.  Other increased expenses in 2011 include research and development activities of approximately $35,000, as well as promotional and marketing activities offset by reduced rent expense.

 Provision for Income Taxes.  Our income taxes for the nine months ended September 30, 2011 were $10,789, compared to $8,872 for the same period in 2010.  We did not incur any federal tax liability for the nine months ended September 30, 2011 or 2010 because we incurred operating losses in these periods. Taxes paid primarily related to State of California Franchise Taxes paid in each period.

Interest Expense.  Interest expense was $536,677 for the nine months ended September 30, 2011 compared to $544,244 for the same period in 2010. Both periods had consistent expense derived from the amortization of debt discount as it relates to the embedded conversion option derivative components of the current debt instruments.

Change in Fair Value of Embedded Conversion Option Liability.  We had a net gain of $729,738 during the nine month period ended September 30, 2011 compared to a net gain of $176,345 during the same period in 2010.  This gain was a result of adjusting the fair value of our derivative liabilities to market as calculated using the Black-Scholes option pricing model.  The gain arose due to the decline in the market price of our securities during the period which ultimately result in a lower premium value of defined conversion benefits in the debt instruments.

Net Earnings (loss).  We generated net losses of $2,118,096 for the nine months ended September 30, 2011 compared to $1,637,545 for the same period in 2010. All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $845,506. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $1,641,304 for the nine months ended September 30, 2011, as compared to cash used in operations of $736,336 for the same period in 2010. The principal elements of cash flow from operations for the nine months ended September 30, 2011 included a net loss of $2,118,096 offset by depreciation expense of $48,770, stock-based compensation expense of $929,937, the non cash amortization of debt discount of $381,851, the non cash amortization of prepaid expenses paid in common stock of $134,255, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $305,538, an increase in accounts receivable of $287,692, an increase in accounts payable of $158,535, an increase in accrued liabilities of $198,567, a decrease in other working capital components of $13,148, and by the non cash change in the fair value of the embedded conversion liability of $729,738.

Cash received in our financing activities was $2,422,736 for the nine months ended September 30, 2011, compared to cash received of approximately $781,700 during the same period in 2010.  The 2011 increase in cash is attributable to additional equity financing through the sale of common stock as well as the net proceeds from the issuance of a convertible note payable of $1,000,000.

As of September 30, 2011, current liabilities exceeded current assets by approximately $1,877,000. Current assets increased from $147,563 at December 31, 2010 to $1,789,489 at September 30, 2011 while current liabilities decreased to $3,666,731 at September 30, 2011 from $3,903,106 at December 31, 2010. A large portion of the current liability balance, and the related decrease, is a $234,193 non cash liability for the embedded conversion option liability which decreased by $729,738 during the nine months ended September 30, 2011.  This was offset by an increase related to the amortization of debt discount during the nine months ended September 30, 2011 amounting to increased debt provisions.  The increase in current assets includes cash which increased by approximately $781,000 due to the proceeds from the issuance of a long-term convertible note payable; accounts receivable which increased approximately $290,000 as a result of increased revenues; prepaid and other current assets which increased as a result of non cash payments for ongoing professional services; and costs and estimated earnings in excess of billings on uncompleted contracts which increased approximately $305,000 based on the current timing differences between billings and revenue recognition in its increased project base.  As a result, our working capital improved from a deficit of $3,755,543 at December 31, 2010 to a deficit of $1,877,242 at September 30, 2011.

Management believes that changes in the operations of the Company will allow it to execute on the strategic plan and enable it to experience profitable growth in the future. Those changes are: addition of new experienced management, management of overhead costs, process improvements, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities.  Management believes that these changes in the operational structure and management of the Company will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and continue the Company's growth. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company is in the process of seeking additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  The Company will attempt to renegotiate the maturity dates of its current debt financings, but is not assured that these efforts will be successful.  In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although recent operational and business development changes are causing this situation to improve.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011 and December 31, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2010, we had identified the following material weaknesses which still exist as of September 30, 2011 and through the date of this report:

As of September 30, 2011, December 31, 2010 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We continued to carry out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our internal controls over financial reporting as of September 30, 2011 and December 31, 2010.  Based on this assessment, management believes that, as of September 30, 2011, December 31, 2010, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011, and December 31, 2010 based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time.  The following is a list of ongoing litigation matters:

On March 24, 2011 the Company agreed to settle the lawsuit filed in July 2009 by a company owned by one of its shareholders primarily related to past due obligations. The settlement called for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent five months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the first trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and recorded an additional $58,841 of expense in the three month period ended March 31, 2011 related to this liability. Further, during the three and nine months ended September 30, 2011, the Company issued 215,285 and 413,564 shares of common stock, respectively, as payment of this obligation consistent with the settlement agreement.  The Company reduced the outstanding debt by $175,000 and recorded a gain on settlement of debt of $35,602 related to this transaction.  There is no remaining liability related to this settlement as of September 30, 2011.

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc.  The terms of the settlement stipulate that Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $180,676 at September 30, 2011.  In October 2011, this same vendor filed a new lawsuit in an attempt to entwine Envision Solar International, Inc. (the parent company) and effectively force payment from the parent.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2011, the Company issued 4,906,430 shares of common stock to forty eight different investors at a price of $0.35 per share in a private placement made and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.  The net proceeds of this private placement were used to pay accounts payable and for general working capital.

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

Envision Solar International, Inc.

Dated: November 11, 2011	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 11, 2011	By:	/s/ Robert Noble
Robert Noble, Executive Chairman

Dated: November 11, 2011	By:	/s/ Jay S. Potter
Jay S. Potter, Director

Dated: November 11, 2011	By:	/s/ John Evey
John Evey, Director