Form 10-K
period 2011-12-31
Envision Solar International, Inc.
filed 2012-03-30
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2011

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-8457250
(State of Incorporation)	(IRS Employer ID Number)

7675 Dagget Street, Suite 150
San Diego, California  92111
(858) 799-4583
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $12,786,416 as of June 30, 2011 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

The number of registrant's shares of common stock, $0.001 par value, outstanding as of March 30, 2012 was 53,053,323.

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) and its subsidiaries.  On February 11, 2010, Envision Solar International, Inc. was acquired by Casita Enterprises Inc. (“Casita”), an inactive publicly-held company in a transaction treated as a recapitalization of the Company. Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 12, 2010, and as amended on March 31, 2010, which filing is incorporated herein by reference.  On March 11, 2010, Envision, a wholly owned subsidiary of Casita, merged with Casita (the "Subsidiary Merger"), whereby Casita remained the surviving corporation and continued existence as a Nevada corporation.  In connection with the Subsidiary Merger, Casita amended its Articles of Incorporation to change its name from "Casita Enterprises, Inc." to "Envision Solar International, Inc." For a more complete discussion of the Subsidiary Merger, please see our Current Report on Form 8-K filed with the SEC on April 12, 2010, which filing is incorporated herein by reference.

ITEM 1.  BUSINESS

Envision Solar International is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. The Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Envision's products deliver multiple layers of value such as architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking previously existed.

Products and Technologies

The Company's unique, patented Solar Tree® structure has been in deployment and consistent improvement for over six years. During 2010 the Solar Tree® structure was redesigned from the ground up to incorporate all of the best attributes of previous designs. The resulting product has become the standard of quality in solar shaded parking and while there are an increasing number of competitors in the space, there is no competing product which includes all of the important attributes of the Solar Tree® structure. It is the only single column, bio mimicked, architectural solar support structure designed specifically for parking lots.

The Company has recently launched and added EnvisionTrak™, its proprietary and patent pending tracking solution to the Solar Tree® structure, furthering the unique nature of the product and increasing the Company's technological lead within the industry. EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and computer controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its spatial alignment with the parking spaces below. This is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of most local codes to have restricted overhead clearance in the drive aisles. It is anticipated that EnvisionTrak™ will increase electrical production between 18% and 25%, but perhaps a greater value is the high visual appeal created by an entire parking lot full of Solar Tree® structures which are tracking the sun in perfect synchronicity.

The Solar Tree® structure canopy measures 35'X35' and covers between six and eight parking spaces. Envision has also developed a single parking space version of the product which leverages the same technology, components and architectural qualities, but is one tenth the size and less expensive. The Solar Tree® Socket is designed for tight locations and offers customer budget flexibility. It has been produced by the Company to broaden the addressable market for its technology.

Envision Solar products are produced integrating only the highest quality components available. The Company's production philosophy is to invest in quality design, components and integration so as to ensure the lowest costs of warranty and service in the industry, while maintaining and growing a brand which is already recognized as one of the leading producers of the highest quality solar products available.

Envision Solar leverages a combination of in-house and outsourced resources to create its products. The Company has significant operating leverage through the deliberate separation of intellectual property creation (in-house) and the actual physical fabrication and deployment of the Company's products (outsourced). All intellectual property is developed in-house by the Company's staff of architects, engineers and designers. Product designs are then vetted by third party structural and electrical engineering firms which ensure that the liabilities for the structural and electrical elements are carried by other insured parties. Architectural, structural and electrical design elements are combined into shop and deployment documents which are then exported to a vetted, qualified stable of fabrication and deployment resources. The significant growth which the Company anticipates in the coming periods is attainable through this highly scalable model. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company has created are highly detailed and explanatory, thus enabling a growing pool of qualified sub contracted resources to facilitate the fabrication and deployment of the products without being dilutive to quality. The Company places very high emphasis on qualifying and vetting sub contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

The Company continues to bring engineering and design improvements to its products which are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. Wherever possible the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to the sites which need a decreasing level of field installation activity. This allows the Company to reduce risks associated with field work such as weather, labor deficiencies and accidents.  Our strategy also enables us to control labor costs through mass production in a factory environment and the avoidance of prevailing wage, union or other labor related conditions which are outside of the Company's control on deployment sites. This improvement in products, standardization and modularization has enabled the Company to significantly reduce field deployment timeframes and also contributed to the Company's continued ability to generate positive gross margins from the deployment of its latest generation of products.

Envision's products have been created from a foundation of solar architecture and industrial design, long-term experience in the building and construction industries, along with innovative building systems technology. The technology component resides in various patented and patent-pending intellectual properties. Innovation is a key differentiator for the Company.

Services

The Company manages and controls the entire turn-key deployment of its products from the initial site design work through architectural and entitlement drawings and supervision of the actual field activities performed by qualified subcontracted vendors. Increasingly though, the Company's involvement in the deployments can be performed from its office locations. Design, engineering, entitlement and program management are all conducted in the office while construction management is performed in the field to ensure that the highest standards and efficiencies are being met throughout the deployment. Nevertheless, as the products become more standardized and systematized and as they require less field activities to perform the deployments, so too does the level of Company supervision decrease and the existing construction management skill sets resident at the Company can be leveraged over an increasing volume of deployments.

Intellectual Property

Envision acquired the registered trademarks Solar Grove® and Solar Tree® structures.

The Company has one patent issued and one patent pending for its EnvisionTrak™ (a dual-synchronous tracking system for its Solar Tree® structures). In May of 2009, the Company also announced the availability of CleanCharge™ CI™ Column Integrated solar charging stations.

Key Initiatives

Solar Tree® Structure® Product/Technology Development - the Company is continuing to improve the designs and efficiencies of its products. Significant emphasis is placed on innovation which enables higher quality with increased deployment efficiency and reduced deployment risk. Fabrication and installation methodologies which replace labor with mechanized processes are favored.  The Company's design, fabrication, and procurement processes are under constant improvement to increase efficiency and control costs.  Solar Tree® structures are attractive, single column, shading structures which support an overhead, square, or rectangular solar array which can be oriented for the best aesthetic effect while maximizing solar efficiency. They can be deployed alone or as a group or "grove".

EnvisionTrak™ Tracking Solar Tree® Structure® - a dual synchronous tracking mechanism which causes the Solar Tree® array to track the sun throughout the day, potentially increasing output by approximately 18%-25%.

CleanCharge™ Solar Charging Stations - the integration of "best of breed" electric vehicle charging stations into the columns of the Solar Tree® structures. A major focus of the Company is on the future infrastructure of electric vehicles (EVs) and plug-in hybrid electric vehicles (PHEVs), and the leveraging of renewables and architecturally accretive infrastructure to support them.

Cadillac Solar Tree® Structure Lease - the Company is working with a leasing entity partner to make Solar Tree® structures available to General Motors through a low cost and no down payment lease. The leasing entity will take advantage of the various federal, state, local and utility incentives to reduce the capital expenses associated with the deployment of the Solar Tree® structure and pass those savings, net of the entities’ profits and costs, to the customers. Envision Solar will sell the Solar Tree® structures to the leasing entity at its normal rates.

General Motors has recently executed a Letter of Intent with the Company to make Solar Tree® structures available to all 952 Cadillac dealerships in the United States.

The Market

Distributed generation photovoltaic solar projects have historically been rooftop or adjacent property installations. Rooftops have a number of inherent problems that are avoided by utilizing parking lots and the top levels of parking structures for solar installations. Rooftops are populated with mechanical equipment, vents, skylights, elevator overruns and most importantly, roofing materials and systems including waterproof membranes that require maintenance, are warranted, and must be replaced often – more often than solar PV products. Rooftops are also limited in the area which is required for large scale energy production by PV systems. The low returns generated by many roof top and adjacent property solar deployments are often not sufficient inducement to a real estate owner, developer or tenant to expose themselves to the encumbrance and risks associated with those sorts of deployments, which in part explains the relatively low adoption of this otherwise beneficial technology.

There are over 800 million parking spaces in the United States. Parking lots and the top levels of parking structures are preferable locations, in many cases, to building rooftops for numerous reasons, which accounts for the rapid growth of the solar parking array market. They are large, unobstructed, sun-drenched areas that are easily accessible during project construction. They have no waterproofing issues and benefit significantly from shade for cars and drivers. In addition, the Company emphasizes “Solar You Can See!”, because rooftop solar can’t be seen in most cases. Solar parking arrays, on the other hand, are experienced and enjoyed by employees and visitors. With the installation of a solar parking array, a previously barren and unpleasant parking lot becomes a cool, shady people friendly park, where everyone can directly experience clean solar energy generation, shade, and diffuse, soft safe lighting at night.  Property owners enjoy the benefit of the positive demonstration such a visible display of the sustainable design of their property and turn a cost center into a revenue center.

Reverse Merger With Envision CA

On February 10, 2010, Envision CA and ESII Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary ("Acquisition Sub") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement").  Upon the closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), our Acquisition Sub was merged with and into Envision CA, and Envision CA, as the surviving corporation, became our wholly-owned subsidiary. Further, on March 11, 2010, Envision CA was merged into our publicly-held Nevada company and the name of the publicly-held company was changed to Envision Solar International, Inc.

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

*
Pursuant to the terms of the Merger Agreement, we assumed all of Envision CA's obligations under Envision CA's outstanding stock options and warrants. Immediately prior to the Merger, Envision CA had outstanding stock options and warrants to purchase an aggregate of 428,980 and 5,513 shares of its common stock, respectively, which outstanding options and warrants became options and warrants to purchase an aggregate of 4,031,472 shares (subject to any adjustments that may be required in order to comply with Sections 409A and 422 of the Code) and 51,808 shares of our common stock, respectively, after giving effect to the Merger. In connection with the assumption of Envision CA's 2007 Unit Option Plan (the "2007 Plan"), under which 100,000 shares of Envision CA's common stock were reserved for issuance as incentive awards to officers, directors, employees and other qualified persons, we reserved 939,800 shares (subject to any adjustments that may be required in order to comply with Sections 409A and 422 of the Code) of our common stock for issuance under the assumed 2007 Plan. (The 2007 Plan has since been terminated.) In connection with the assumption of Envision CA's 2008 Option Plan (the "2008 Plan"), under which 200,000 shares of Envision CA's common stock were reserved for issuance as incentive awards to officers, directors, employees and other qualified persons, we reserved 1,879,560 shares (subject to any adjustments that may be required in order to comply with Sections 409A and 422 of the Code) of our common stock for issuance under the assumed 2008 Plan. Neither we nor Envision CA had any other options or warrants to purchase shares of capital stock outstanding immediately prior to the closing of the Merger.

*
Upon the closing of the Merger, a new board of directors and new officers were appointed. Our new board of directors originally consisted of Robert Noble, Jay Potter and John Evey. Mr. Noble and Mr. Potter were previously the directors of Envision CA. In addition, immediately following the Merger, we appointed the previous officers of Envision CA as our officers.

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

Competition

The solar energy industry is intensely competitive.  We are subject to competition from a number of other companies manufacturing, selling and installing solar power products in the commercial market, many of which have longer operating histories and greater financial and other resources than the Company.  Our competitors include but are not limited to Baja Carports, Solaire, Sunlogics, and Wattlotts.  These companies, among others, compete with us in the business of designing, assembling, selling and installing solar power production facilities for parking lots and parking structures.  While we believe that our proprietary designs and our deployment strategies differentiate us from our competitors in the market, there is no assurance that our business, operating results and financial condition will not be materially adversely affected by our competitors.

Government Regulation

Business in general and solar energy companies in particular are subject to extensive regulation at the federal, state and local level.  We are subject to extensive government regulation of employment, health, safety, working conditions, labor relations, and the environment in the course of the conduct of our business.  In order for our customers to enable the installation of our equipment and to utilize our products, they generally are required to obtain permits from local and other governmental agencies.  In order to access the utility grid for the solar power produced by our products, they must comply with the applicable rules and regulations of the relevant state public utility agencies.  In order for our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions.  Government regulation may have a material adverse impact on our business, operating results and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are at 7675 Dagget Street, Suite 150, San Diego, California 92111.  We lease approximately 4,200 square feet of office space pursuant to a lease that expires in 2013.

In connection with our entry into this lease, we issued to our landlord and real estate broker a 10% convertible note in the amount of $100,000, which was to become due on December 18, 2010 and is subordinated in right of payment to the prior payment in full of all of our existing and future senior indebtedness. On December 18, 2010, the note became due, however in March 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011, and effective December 31, 2011, entered into an additional revised agreement extending the maturity date to December 31, 2012.  The holders of the note may, at their option, convert all or a portion of the outstanding principal amount and unpaid accrued interest as of the date of conversion into shares of our common stock equal to one share for each $0.33 of outstanding principal and unpaid accrued interest. In the event that we receive more than $1,000,000 in a financing or a series of financings (whether related or unrelated) prior to the maturity date of the note, 25% of the proceeds from any such financing in excess of $1,000,000 shall be used to pay down the note. Any funds provided to us by Gemini Master Fund, Ltd. ("Gemini") or any person or entity that co-invests with Gemini will not be credited towards the $1,000,000 threshold.  Throughout the time period of the Company’s  private offerings in 2010 and 2011, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance. On December 31, 2011, the Company entered into a further revised agreement extending the maturity date to December 31, 2012 and waiving the financing proceeds provisions discussed above through the period ending December 31, 2011.

Our rents for the periods following the maturity date of the note are set forth below:

Period	Rent
December 19, 2010 through December 18, 2011	$8,416.80 per month
December 19, 2011 through December 18, 2012	$8,570.54 per month
December 19, 2012 through December 18, 2013	$8,930.65 per month

I TEM 3.  LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time.  The following are a list of ongoing litigation matters:

The Company was a party to a lawsuit filed in July 2009 with a company owned by one our shareholders.  The lawsuit alleges fraud in misrepresenting signed contracts in the 2008 Private Placement Memorandum and sought to recover $250,000 in investments made in the private placement and approximately $166,000 plus interest at 10% per annum from April 1, 2009 in monies owed for project work in 2008 and 2009.  In connection with the litigation, on March 24, 2011, the Company agreed to settle the lawsuit. The settlement called for a payment of $50,000 upon signing the settlement agreement and future payments of $175,000 to be paid in the following five (5) months in either cash or the Company’s common stock based on a formula, at the Company’s option. The Company did not acknowledge any fault related to this dispute.  As of December 31, 2011, all settlement payments were made and this matter is concluded.

The Company was a party to a lawsuit with its former landlord whereby the landlord claims that the Company broke its lease with respect to the rental of office space, which housed the Company’s prior headquarters.   The Company vacated those premises on December 20, 2009 and the landlord repossessed the premises on January 1, 2010.  In 2010, a judgment was entered whereby Envision was ordered to pay $94,170 plus 10% interest until paid in satisfaction of all claims.  As of December 31, 2011, the Company has accrued a liability of $113,004 related to this judgment.

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc.  The terms of the settlement stipulate that Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount plus accrued interest totaling $184,171 at December 31, 2011.  In October 2011, this same vendor filed a new lawsuit in an attempt to entwine Envision Solar International, Inc. (the parent company) and effectively force payment from the parent. The Company believes it has valid defenses against this claim and intends to vigorously defend itself in the matter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2010 we received our listing for quotation on the Over-the-Counter Bulletin Board under the symbol "EVSI".  Prior to our reverse merger, there was no public market for our common stock.

The range of high and low last sale closing price quotations for each fiscal quarter since our inception was as follows:

	High	Low
Year Ended December 31, 2010
Second Quarter ended June 30, 2010	$0.65	$0.37
Third Quarter ended September 30, 2010	$0.59	$0.25
Fourth Quarter ended December 31, 2010	$0.51	$0.35

Year Ended December 31, 2011
First Quarter ended March 31, 2011	$0.82	$0.40
Second Quarter ended June 30, 2011	$0.70	$0.34
Third Quarter ended September 30, 2011	$0.55	$0.23
Fourth Quarter ended December 31, 2011	$0.31	$0.20

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.   The closing price of our common stock on March 22, 2012 was $0.24 per share.

On March 22, 2012, there were approximately 375 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.  We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

 During the year ended December 31, 2011 pursuant to private placements, the Company issued 4,906,430 shares of common stock for cash with a per share price of $0.35 per share for total capital of $1,717,251.  The Company incurred $254,513 of capital raising fees that were paid in cash and charged to additional paid-in capital.

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

Stock Issued in Conversion of Convertible Note

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

On March 22, 2012 the issuer of a $1,000,000 convertible note elected to convert all amounts outstanding under the note to common stock. As such, the Company issued 3,647,591 shares of common stock to retire all related debt.

Stock Issued in Settlement of Note Payable

In May 2011, the Company issued 100,000 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $35,000 as a partial payment of outstanding debt.  The Company recorded a reduction of notes payable of $15,616, a reduction of accrued interest of $17,384 and a loss on debt settlement of $2,000 related to this transaction.

Stock Issued for Debt Settlement

On March 24, 2011 the Company agreed to settle the lawsuit filed in July 2009 by a company owned by one of its shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent five months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the first trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and recorded an additional $58,841 of expense in the three month period ended March 31, 2011 related to this liability. Further, during 2011, the Company issued 413,564 shares of common stock as payment of this obligation consistent with the settlement agreement.  The Company reduced the outstanding debt by $175,000 and recorded a gain on settlement of debt of $35,602 related to this transaction.

In December of 2011, the Company issued 86,957 shares of common stock with a per share price of $0.23 (based on market price at time of transaction) or $20,000 as full payment of amounts owed to a former employee.

Return of Stock in Settlement

In September 2011, the Company agreed to the return of 30,000 shares of common stock with a per share value of $0.29 (based on market price) or $8,700 as settlement of a dispute with a vendor for services previously paid and expensed but never rendered to the satisfaction of the Company.  A gain on debt settlement of $8,700 was recorded in this transaction.

Equity Compensation Plans

2007 Unit Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2007 Unit Option Plan.  Pursuant to the 2007 Unit Option Plan, 100,000 units of Envision LLC were reserved for issuance as awards to employees, members of Envision LLC's board of managers, consultants and other service providers.  The purpose of the 2007 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in Envision LLC's development and financial success.  The 2007 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.   As of December 31, 2011 there are no options that remain outstanding on this plan.  In March 2012, the Board of Directors effectively terminated the 2007 Plan.

2008 Stock Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan pursuant to which 200,000 shares of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers.  The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees.  Nonstatutory stock options may be granted to employees, directors and consultants.  The 2008 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.  On a post-Merger basis, 6,172,435 stock options have been granted to date and remain outstanding under the 2008 Plan.  Of these, 63,735 stock options have been issued outside of the plan.

2011 Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its board of directors, adopted a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees.  Nonstatutory stock options may be granted to employees, directors and consultants.  The 2011 Plan is administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.  The Company will present the 2011 Plan to our shareholders for ratification in 2012.

Incentive Plan Awards

On February 12, 2010, we entered into a letter agreement with Robert Noble, pursuant to which Mr. Noble agreed to terminate all of his options under Envision's 2007 Unit Option Plan and 2008 Equity Incentive Plan upon the issuance to Mr. Noble of a new option to purchase an aggregate of 9,162,856 shares of common stock at an exercise price of $0.33 per share, which option shall vest immediately upon our achievement of cumulative gross revenues of either (i) $15,000,000 during the fiscal year ended December 31, 2010 or (ii) $30,000,000 prior to December 31, 2014.  The new stock options were issued to Mr. Noble under the 2011 Plan. The vesting milestones discussed above have not been met as of the date of this filing.

From January 1, 2011 through December 31, 2011, the Company granted 16,582,856 stock options with a total valuation of $2,578,418 to certain executives and board members.  Included in this amount is 9,162,856 options granted to Robert Noble, Chairman, as discussed in the preceding paragraph.

The following table sets forth certain information regarding our 2007, 2008 and 2011 Stock Incentive Plans as of December 31, 2011:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

22,755,291	$0.31	13,417,144

Warrants

In connection with a private placement of common stock and warrants which occurred in 2010 and 2011, stockholders were entitled to receive warrants equal to the number of shares that were purchased. As of December 31, 2011, the Company had issued 4,906,430 warrants in 2011 and 3,009,814 warrants in 2010 for a total of 7,916,244 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire two years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

As a part of the private placement discussed above, the Company issued 413,306 warrants in 2011 and 300,980 warrants in 2010 to the placement agents.  These warrants are exercisable for five years at an exercise price of $0.40 per share.  There was no financial statement accounting effects for the issuance of these warrants as the value has been fully charged to Additional Paid-in-Capital as an offering cost against the offering proceeds.

In August 2011, the Company issued 600,000 warrants, each with a five year term and exercise price of $0.25 per share, for investor relations and financial advisory services to a Company controlled by Jay Potter, our Director.  These warrants, valued at $119,361 using the Black-Scholes valuation methodology, will be expensed over the six month term of the agreement.

In December 2011, and in conjunction with his resignation as Executive Chairman, the Company issued 1,138,120 warrants, each with a five year term and exercise price of $0.24 per share (market price at day of issuance), to Robert Noble in exchange for the cancellation of debts owed by us to Mr. Noble for vacation and deferred salary liabilities.  These warrants were valued at $209,006 using the Black-Scholes valuation methodology and there was no gain or loss on the transaction.

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

Business Overview

Envision Solar International is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. The Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Envision's products deliver multiple layers of value such as architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking previously existed.

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

Revenue and Cost Recognition.  Revenues are primarily derived from construction projects for the construction and installation of integrated solutions and proprietary products.  Revenues also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any.  As the Company expands Its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2011, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue.  For the year ended December 31, 2011, our revenue was $2,303,142, compared to $347,447 for the same period in 2010.  During 2010, the Company went through a restructuring of the business and a merger.  During the early part of the year in the time period in which the merger was perfected, the minimal Company resources were diverted to this activity and significantly less effort was afforded to new sales prospects and leads.  Later in the year, the Company brought in a new executive management team who, along with a focus on creating a pipeline of potential customers and getting the Company message out into the marketplace, also put forth efforts in creating processes and standardization, and generally to build a good foundation from which the Company could take advantage of such pipeline and other assets of the organization into the future.  The Company was able to see some of the successes of these efforts in 2011.  The Company entered into, among others, two significant contracts to deploy our Solar Tree® structures and was able to significantly execute on these projects, creating the significant revenue increase in 2011.  In 2010, the revenue was primarily derived from the closeout of older projects that were primarily executed earlier in 2009.

Gross Profit.  For the year ended December 31, 2011, our gross profit was $560,351 (24.3% of revenue), compared to a gross profit of $124,520 (35.8% of revenue) for the same period in 2010.  With three straight quarters of gross profit in 2011, management believes it has proven that our product can be sold and deployed with good resulting profitability.  In 2010, the significant portion of the gross profit was a result of the closeout of certain projects substantially completed in prior periods, which resulted in higher gross profits as a percentage of revenues as a result of such closeouts and was not necessarily reflective of such projects as a whole.  The increases in real aggregate gross profits were a direct reflection of increased revenues in 2011 as compared to 2010.

Operating Expenses.  Total operating expenses were $3,571,558 for the year ended December 31, 2011, compared to $1,710,767 for the same period in 2010.  This increase primarily related to non cash, stock based compensation expense which increased to $1,675,141 in 2011 from $229,564 in 2010.  This increase, in addition to an increase of approximately $180,000 for services paid for with common stock,  was the primarily result of stock options given to our new management team as well as the issuance of new options to the Company’s founder and former chief executive officer in exchange for other pre-merger based options as negotiated as a part of the merger.  Please see Note 13 in the accompanying Notes to the Consolidated Financial Statements in Item 8 of this filing for further discussion of these stock options.  Further, in 2011, the Company experienced increases in other expenses such as labor, travel, marketing and other general and administrative expenses primarily associated with increased personnel and increased marketing activities, offset by decreased expenses for rent and consultants that assisted in the 2010 merger activities.

Provision for Income Taxes.  Our income taxes for the year ended December 31, 2011 were $13,160, compared to $1,334 for the same period in 2010.  For 2011, the Company paid $1,600 to the California franchise tax Board based on the minimum tax due to the state for 2011.  However, during 2011, the Company had to repay Franchise taxes to the State of California for refunds the State of California had erroneously issued in prior years.  These refunds related to the 2008 and 2009 tax years.  We did not incur any federal tax liability for the years ended December 31, 2011 and 2010 because we incurred operating losses in these periods.

Interest Expense.  Interest expense was $754,126 for the year ended December 31, 2011 compared to $1,058,099 for the same period in 2010. The decrease was primarily derived from the amortization of debt discount related to the embedded conversion option derivative components of the current debt instruments which amortization amounted to $517,284 in 2011 and $868,591 in 2010.  Although such debt discount was recorded and then fully amortized in each of these periods, such debt discount was significantly higher in 2010 due to the market value of our stock during such time.

Gain on debt Settlement.  We generated income of $266,073 for the year ended December 31, 2011 as compared to $19,069 for the year ended December 31, 2010.  This increase in income in 2011 was due to management’s successful efforts in negotiating final settlements of historical obligations of the Company.

Change in Fair Value of Embedded Conversion Option Liability.  The income associated with the change in fair value of our embedded conversion option liability increased to $963,931 for the year ended December 31, 2011 compared to $265,555 for the period ended December 31, 2010.  As a result of our 2011 debt renegotiation of the Gemini Master Fund notes that were treated as debt modifications per generally accepted accounting principles, the value of the liability was determined to be zero and marked down to such before a new liability was established thus creating this significant income.

Net Earnings (Loss).  We generated net losses of $2,547,493 for the year ended December 31, 2011 compared to approximately $2,360,851 for the same period in 2010.  The increase in our net loss was primarily due to the increase in operating expenses offset by increased gross profits, increased gain on debt settlement, increased income related to the fair value of embedded conversion option liabilities and decreased interest expenses during the year ended December 31, 2011 when compared to the year ended December 31, 2010.

Liquidity and Capital Resources

General.  At December 31, 2011, we had cash of $468,776. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $1,970,831 for the year ended December 31, 2011, and we used cash in operations of $1,112,794 for the same period in 2010. The principal elements of cash flow from operations for the year ended December 31, 2011 included a net loss of $2,547,493 offset by depreciation expense of $65,026, bad debt expense of $14,488, stock-based compensation expense of $1,305,716, stock issued for services of $271,458, the amortization of prepaid expenses paid in common stock of $97,967, the amortization of debt discount of $517,284, and a net increase from other operating working capital elements of approximately $475,000, offset by the change in the fair value of the embedded conversion liability of $963,931, a gain on settlement of debt of $223,771 and a further gain on settlement of debt for common stock of $42,302.

Cash used in investing activities during the year ended December 31, 2011 was $12,959 compared to $15,200 during the same period in 2010.

Cash received in our financing activities was $2,388,492 for the year ended December 31, 2011, compared to cash received of $1,168,861 during the same period in 2010.  The 2011 increase in cash is attributable to additional debt financing, and the sale of common stock.

As of December 31, 2011, current liabilities exceeded current assets by approximately $2,660,000.  Current assets increased from $147,563 at December 31, 2010 to $2,000,191 at December 31, 2011 while current liabilities increased from $3,903,106 at December 31, 2010 to $4,658,167 at December 31, 2011. As a result, our working capital increased to a deficit of $2,657,976 at December 31, 2011 from a deficit of $3,755,543 at December 31, 2010.

As of December 31, 2011, the Company had approximately $2,620,000 in short term borrowings maturing on December 31, 2012.  These borrowings incur interest expense ranging from 9% to 10% per annum.  Payments on the Company’s borrowings will restrict cash used for operations during 2012. One of the short term borrowing arrangements is secured by substantially all assets of the Company and its subsidiaries.

Management believes that changes in the operations of the Company will allow it to execute on its strategic plan and enable it to experience profitable growth in the future. Those changes are: addition of new experienced management, increase in external sales relationships, increase in internal sales personnel, reduction of overhead costs, process improvements, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities.  Management believes that these changes in the operational structure and management of the Company will enable the Company to generate sufficient revenue and gross margins and raise additional capital to allow the Company to manage its debt burden appropriately and return the Company to growth in the future. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently conducting a private placement of its stock to raise $2,000,000 of capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  In order to address its working capital deficit, the Company also intends to endeavor to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although the management team believes that recent operational and business development changes are causing this situation to improve.

Contractual Obligations

Please refer to Note 11 in the consolidated financial statements for further information on the Company’s contractual obligations.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the year ended December 31, 2011.  In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2011, we had $468,776 in cash.  A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on our cash balance.   To the extent that the interest rate on our debt is fixed, interest rate changes would affect the instrument’s fair market value but would not impact results of operations or cash flows.  Conversely, for the portion of our borrowings that may have a floating interest rate, if any, interest rate changes will not affect the fair market value of the instrument but will impact future results of operations and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Envision Solar International, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2011 and 2010

Envision Solar International, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Envision Solar International, Inc.

We have audited the accompanying consolidated balance sheets of Envision Solar International, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Solar International, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $2,547,493 and $2,360,851 in 2011 and 2010, respectively, and used cash for operating activities of $1,970,831 and $1,112,794 in 2011 and 2010, respectively.  At December 31, 2011, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $2,657,976, $2,482,203 and $22,340,460, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 30, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Envision Solar International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2010
Assets

Current Assets
Cash	$468,776	$64,074
Accounts Receivable, net	1,444,974	45,965
Prepaid and other current assets	43,861	30,052
Costs in excess of billings on uncompleted contracts	-	7,472
Costs and estimated earnings in excess of billings on uncompleted contracts	42,580	-
Total Current Assets	2,000,191	147,563

Property and Equipment, net	142,136	194,203

Other Assets
Debt issue costs, net	30,480	-
Deposits	3,157	3,550
Total Other Assets	33,637	3,550

Total Assets	$2,175,964	$345,316

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$1,513,691	$1,105,248
Accounts Payable - Related Parties	109,145	116,657
Accrued Expenses	179,774	507,032
Accrued Rent	113,004	103,587
Sales Tax Payable	42,266	36,828
Billings in excess of costs on uncompleted contracts	-	21,169
Billings in excess of costs and estimated earnings on uncompleted contracts	102,921	5,801
Note Payable-Related Party	-	34,246
Convertible Note Payable -Related Party, net of discount of $0 and $51,849 at December 31, 2011 and 2010 respectively	122,683	70,834
Notes Payable, net of discount of $0 and $4,069 at December 31, 2011 and 2010 respectively	145,017	214,880
Convertible Notes Payable, net of discount of $674,254 and $434,679 at December 31, 2011 and 2010 respectively	1,681,689	722,893
Embedded Conversion Option Liability	647,977	963,931

Total Current Liabilities	4,658,167	3,903,106

Commitments and Contingencies (Note 11)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 49,405,732 and 42,870,814 shares issued or issuable and outstanding at December 31, 2011 and 2010, respectively	49,406	42,871
Additional Paid-in-Capital	19,808,851	16,192,306
Accumulated Deficit	(22,340,460)	(19,792,967)

Total Stockholders' Deficit	(2,482,203)	(3,557,790)

Total Liabilities and Stockholders' Deficit	$2,175,964	$345,316

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010

Revenues	$2,303,142	$347,447

Cost of Revenues	1,742,791	222,927

Gross Profit	560,351	124,520

Operating Expenses (including stock based compensation expense of $1,675,141 for the year ended December 31, 2011 and $229,564 for the year ended December 31, 2010)	3,571,558	1,710,767

Loss From Operations	(3,011,207)	(1,586,247)

Other Income (Expense)
Other Income	996	205
Gain on Debt Settlement, net	266,073	19,069
Interest Expense	(754,126)	(1,058,099)
Change in fair value of embedded conversion option liability	963,931	265,555
Total Other Income (Expense)	476,874	(773,270)

Income (Loss) Before Income Tax	(2,534,333)	(2,359,517)

Income Tax Expense	13,160	1,334

Net Loss	$(2,547,493)	$(2,360,851)

Net Loss Per Share- Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Shares Outstanding- Basic and Diluted	47,440,255	38,923,943

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
 Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional	Accumulated
	Stock	Amount	Paid-in-Capital	Deficit	Total

Balance at December 31, 2009	26,000,000	$26,000	$14,733,717	$(17,432,116)	$(2,672,399)

Recapitalization	13,000,000	13,000	187,000	-	200,000

Stock Issued for Cash	3,009,814	3,010	1,050,425	-	1,053,435

Cash Offering Costs	-	-	(140,766)	-	(140,766)

Stock Offering Costs	70,000	70	(70)	-	-

Stock Issued for Services	550,000	550	191,950	-	192,500

Stock Issued for Debt Settlement	241,000	241	84,109	-	84,350

Stock Option Expense	-	-	41,760	-	41,760

Embedded Conversion Based Effective Interest	-	-	44,181	-	44,181

Net Loss - 2010	-	-	-	(2,360,851)	(2,360,851)

Balance at December 31, 2010	42,870,814	$42,871	$16,192,306	$(19,792,967)	$(3,557,790)

Stock Issued for Cash	4,906,430	$4,906	$1,712,345	-	$1,717,251

Cash Offering Costs	-	-	(254,513)	-	(254,513)

Stock Issued for Services	1,004,167	1,004	270,454	-	271,458

Stock Issued in Conversion of Convertible Note	53,800	54	16,086	-	16,140

Stock Issued in Settlement of Note Payable	100,000	100	34,900	-	35,000

Stock Issued for Debt Settlements	500,521	501	158,897	-	159,398

Return of Stock in Settlement	(30,000)	(30)	(8,670)	-	(8,700)

Warrants Issued for Services	-	-	119,361	-	119,361

Warrants Issued in Debt Settlement	-	-	209,006	-	209,006

Stock Option Expense	-	-	1,305,716	-	1,305,716

Embedded Conversion Based Effective Interest	-	-	52,963	-	52,963

Net Loss 2011	-	-	-	(2,547,493)	(2,547,493)

Balance December 31, 2011	49,405,732	$49,406	$19,808,851	$(22,340,460)	(2,482,203)

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,547,493)	$(2,360,851)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	65,026	62,745
Bad debt expense	14,488	4,687
Common Stock issued for Services	271,458	187,804
Amortization of prepaid expenses paid in common stock	97,967	-
Gain on debt Settlement	(223,771)	-
(Gain) loss, net, on settlement of debt for common stock	(42,302)	-
Compensation expense related to grant of stock options	1,305,716	41,760
Change in fair value of embedded conversion option liability	(963,931)	(265,555)
Amortization of debt discount	517,284	868,591
Amortization of debt issue costs	9,520	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(1,413,497)	(37,055)
Prepaid Expenses and other current assets	7,585	71,081
Costs in excess of billings on uncompleted contracts	7,472	(7,472)
Costs and estimated earnings in excess of billings on uncompleted contracts	(42,580)	-
Deposits	393	(393)
Increase (decrease) in:
Accounts Payable	651,612	257,684
Accounts Payable - related party	-	80,441
Accrued Expenses	223,416	261,478
Accrued Rent	9,417	(164,413)
Sales Tax Payable	5,438	-
Billings in excess of costs on uncompleted contracts	(21,169)	(119,127)
Billings in excess of costs and estimated earnings on uncompleted contracts	97,120	5,801
NET CASH USED IN OPERATING ACTIVITIES	(1,970,831)	(1,112,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(12,959)	(15,200)
NET CASH USED IN INVESTING ACTIVITIES	(12,959)	(15,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of notes payable	1,000,000	125,000
Repayments on convertible notes payable	(34,246)	(68,808)
Proceeds from Sale of Common Stock	1,717,251	1,053,435
Payments of offering costs related to sale of common stock	(254,513)	(140,766)
Payments of Debt Issue Costs	(40,000)	-
Proceeds relating to recapitalization	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,388,492	1,168,861

NET INCREASE IN CASH	404,702	40,867

CASH AT BEGINNING OF YEAR	64,074	23,207

CASH AT END OF YEAR	$468,776	$64,074

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,693	$-
Cash paid for income tax	$13,160	$1,334

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock deemed issued in recapitalization of company	$-	$13,000
Prepaid common stock issued for services	$270,000	$10,500
Conversion of accounts payable to convertible notes payable	$16,140	$160,633
Common stock issued as offering costs	$-	$24,500
Common stock issued for debt settlement	$195,000	$84,350
Common stock issued in conversion of note payable	$33,000	$-
Common stock issued in conversion of convertible note payable	$16,140	$-
Prepaid warrants for common stock issued for services	$119,361	$-
Warrants for common stock issued in debt settlement	$209,006	$-
Capitalization of accrued interest to convertible note payable - Related party	$-	$12,779
Capitalization of accrued interest to notes payable	$-	$4,247
Capitalization of accrued interest to convertible notes payable	$140,054	$125,401
Capitalization of lender fee on convertible note payable - Related party	$-	$7,668
Capitalization of lender fee on notes payable	$-	$4,069
Capitalization of lender fee on convertible notes payable	$-	$73,784
Embedded conversion option liability recorded as debt discount	$52,963	$868,591
Convertible note payable issued in exchange of note payable	$58,318	$-

The accompanying notes are an integral part of these Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

The Company was incorporated on June 12, 2006 as a limited liability company (“LLC”), under the name Envision Solar, LLC.  In September 2007, the company was reorganized as a California C Corporation and issued one share of common stock for each outstanding member unit in the LLC.  Also during 2007, the Company formed various wholly owned subsidiaries to account for its planned future operations. During 2008, only two subsidiaries were operational, with a third, Envision Africa, LLC anticipated becoming operational in the future. The other various remaining subsidiaries were dissolved with the Secretary of State of California in 2008.  Later during 2010, Envision Africa LLC was also dissolved.  Further, during 2011, Envision Solar Residential was dissolved.  The two subsidiaries included in these consolidated financial statements are: Envision Solar Residential, Inc. (through its dissolution in 2011) and Envision Solar Construction Company, Inc.

On February 11, 2010, Envision Solar International, Inc., a California corporation (Envision CA) was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the Company with Envision CA being the surviving business and becoming our wholly-owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (along with its subsidiaries, hereinafter the “Company”, "us", "we", "our" or "Envision"). The effects of the recapitalization have been retroactively applied to all periods presented in the accompanying consolidated financial statements and footnotes. (See Note 12)

NATURE OF OPERATIONS

Envision Solar International is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. The Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Envision's products deliver multiple layers of value such as architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking previously existed.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

CONCENTRATIONS

Concentration of Credit Risk

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities.  This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2011.  As of December 31, 2011, the Company’s bank balances exceeded FDIC insured amounts by $252,197.  There were no balances in excess of FDIC insured levels as of December 31, 2010.

Concentration of Accounts Receivable

At December 31, 2011 and 2010, customers that each accounted for more than 10% of our accounts receivable were as follows:

	2011	2010
Customer 1	-	70%
Customer 2	-	30%
Customer 3	57%	-
Customer 4	40%	-

Concentration of Revenues

For the years ended December 31, 2011 and 2010, customers that each represented more than 10% of our net revenues were as follows:

	2011	2010
Customer A	-	47%
Customer B	-	27%
Customer C	-	24%
Customer D	41%	-
Customer E	26%	-
Customer F	13%	-
Customer G	10%	-

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2011 or 2010.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2011, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See note 10 for further discussion of fair value measurements.)

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, the financial profile of a customer, our historical write-off experience, net of recoveries and economic conditions.  The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts.  Further, the Company records a general reserve in its allowance for doubtful accounts to account for future changes that may negatively impact our overall collections. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

REVENUE AND COST RECOGNITION

Revenues are derived from construction projects for the construction and installation of integrated solutions and proprietary products.  Revenues also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

Revenues from design services and professional services are recognized as earned.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company typically does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any.  As the Company expands its product offerings, it will offer expanded and extended warranties on certain components or projects. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2011, the Company has no product warranty accrual given its lack of historical warranty experience.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $44,202 for the year ending December 31, 2011 and $19,480 for the year ending December 31, 2010.

ADVERTISING

The Company conducts advertising for the promotion of its products and services.  In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred; such amounts aggregated $40,543 in 2011 and $23,756 in 2010.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.”  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2011, tax years 2007, 2008, 2009, 2010 and 2011 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Convertible debt convertible into 10,499,714 common shares, options to purchase 22,755,291 common shares and warrants to purchase 10,537,003 common shares were outstanding at December 31, 2011. Dilutive common stock equivalents were not included in the computation of diluted net loss per share in 2011 and 2010 because the effects would have been anti-dilutive due to the net losses.  Due to the net loss in 2011 and 2010, basic and diluted net loss per share amounts are identical.  These potential common shares may dilute future earnings per share.

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

SEGMENTS

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2011 and 2010, the Company only operated in one segment; therefore, segment information has not been presented.

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The adoption of ASU 2010-13 did not have a material effect on the Company’s consolidated results of operations or financial condition.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

2.	GOING CONCERN

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2011 and 2010, the Company had net losses of $2,547,493 (which includes $1,675,141 of stock based compensation expense) and $2,360,851 (which includes $229,564 of stock based compensation expense), respectively and cash used in operations of $1,970,831 and $1,112,794, respectively.  Additionally, at December 31, 2011, the Company had a working capital deficit of $2,657,976, stockholders’ deficit of $2,482,203, and accumulated deficit of $22,340,460.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision plans to pursue a capital raise to raise at least an additional $2,200,000 during the next twelve months. Further, the Company has ongoing projects that are expected to generate operating profits and we are seeking additional projects that will provide additional revenues and operating profits. All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital.  From January 1, 2011 through December 31, 2011, the Company raised a net $1,462,738 from an earlier offering that ended in the period ended June 30, 2011 as well as net funding of $960,000 related to a $1,000,000 convertible note funded in September, 2011, offset by other debt repayments.

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

There were $0 and $7,472 of costs in excess of billings on uncompleted contracts at December 31, 2011 and 2010, respectively all of which were for a contract accounted for using the completed contract method of accounting (See Note 1).

At December 31, 2010, costs in excess of billings on uncompleted contracts consisted of the following for contracts using the completed contract method of accounting:

Uncompleted contract costs	$35,472
Less: Billings and/or cash receipts on uncompleted contract	(28,000)
Costs in excess of billings on uncompleted contracts	$7,472

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts accounted for under the percentage completion contract method (See Note 1).  There were no such contracts as of December 31, 2010.

At December 31, 2011, costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following for contracts using the percentage of completion method of accounting:

Revenues Recognized	$302,378
Less: Billings or cash receipts on uncompleted contracts	(259,798)
Costs and estimated earnings in excess of billings on uncompleted contracts	$42,580

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Billings in excess of costs on uncompleted contracts represents billings and/or cash received that exceed accumulated contract costs on uncompleted contracts accounted for under the completed contract method (See Note 1).  There were no such contracts at December 31, 2011.

At December 31, 2010, billings in excess of costs on uncompleted contracts consisted of the following for contracts using the completed contract method of accounting:

Billings and/or cash receipts on uncompleted contract	$22,505
Less: Uncompleted contract costs	(1,336)
Billings in excess of costs on uncompleted contracts	$21,169

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method (See Note 1).

At December 31, 2011, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts accounted for using the completed contract method of accounting:

Billings and/or cash receipts on uncompleted contract	$1,743,753
Less: Revenues recognized	(1,640,832)
Billings in excess of costs and estimated earnings on uncompleted contracts	$102,921

At December 31, 2010, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts using the percentage completion contract method of accounting:

Billings and/or cash receipts on uncompleted contract	$89,165
Less: Revenues recognized	(83,364)
Billings in excess of costs and estimated earnings on uncompleted contracts	$5,801

The Company records accounts receivable related to its construction contracts and its design services, based on billings or on amounts due under the contractual terms.  The allowance for doubtful accounts is based upon the Company’s policy.  Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

At December 31, 2011 and 2010, accounts receivable were as follows:

	December 31, 2011	December 31, 2010
Accounts receivable	$1,472,716	$71,432
Less: Allowance for doubtful accounts	(27,742)	(25,467)
Accounts receivable, Net	$1,444,974	$45,965

Bad debt expense for 2011 and 2010 was $14,488 and $4,687, respectively.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2011	December 31, 2010
Prepaid Investment Advisory Services	$27,401	$-
Prepaid Insurance	16,460	18,648
Prepaid Other	-	11,404
Total prepaid expenses and other current assets	$43,861	$30,052

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2011	December 31, 2010
Computer equipment and software	5 years	$145,015	$145,015
Furniture and fixtures	7 years	197,169	197,169
Office equipment	5 years	24,076	24,076
Machinery and equipment	5 years	28,159	15,200
Total property and equipment		$394,419	$381,460
Less accumulated depreciation		(252,283)	(187,257)

Property and Equipment, Net		$142,136	$194,203

Total depreciation expense for 2011 and 2010 was $65,026 and $62,745, respectively.

6.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2011	December 31, 2010
Accrued vacation	$54,555	$99,069
Accrued officers’ salary	68,749	359,062
Other accrued expense	56,470	48,901
Total accrued expenses	$179,774	$507,032

7.	NOTE PAYABLE – RELATED PARTY

As of December 31, 2010, the Company owed one of the Company’s stockholders’ and former officer $34,246.  As of December 31, 2011, this note was paid in full and has no balance owed.  Prior to its payoff, the note accrued interest at 5% and was due and payable, with accrued interest, on or before December 31, 2009.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

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

As of December 31, 2010, interest of $12,779 had accrued on the note’s existing principal balance.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the note to December 31, 2011.  As part of this agreement, all accrued and unpaid interest was capitalized into the note balance along with an extension fee of $7,668. Such extension fee, recorded as a debt discount, was amortized to interest expense over this remaining term of the note.  Additionally, as a result of the note modification, $44,181 of embedded conversion option based effective interest (due to the increase in value of the embedded conversion option) was recorded as debt discount and was amortized in 2011 over the remaining term of the note. At December 31, 2010, the note had a total balance outstanding of $122,683, and a balance, net of discounts, of $70,834.

Effective December 31, 2011, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2012.  There were no additional fees or discounts associated with this extension.  Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of December 31, 2011 is $122,683.  The note continues to bear interest at a rate of 10% and all interest is paid in full as of December 31, 2011.

9.	NOTES PAYABLE

On June 1, 2010, the Company entered into a Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of conversion were $179,702. The loan amount was for $160,633 and bears interest at 10%. The Company recorded a gain on the conversion of $19,069.  The note can be converted only at the option of the Company, at any time, into common stock with a conversion price of $0.33 per share.  In May, 2011, the Company made a partial conversion of this note into 100,000 shares of common stock.  The Company recorded a payment of interest of $17,384, a reduction of outstanding debt of $15,616 and a loss on the settlement of debt of $2,000 related to this transaction (See note 12).  The note, plus the accrued interest was due and payable on December 31, 2011.  Effective December 31, 2011, the Company entered an amendment to this note extending the maturity date of the note to December 31, 2012.  No other terms of the note were changed.  As of December 31, 2011, the note had a remaining balance due of $145,017. Accrued interest as of December 31, 2011 was $7,310.

10.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary:

As of December 31, 2011, the following summarizes principal amounts owed under convertible notes:

	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$-	$100,000
Gemini Master Fund – Second Amended Note and Note Five	1,190,308	614,114	576,194
Gemini Master Fund – Note 2010-3	65,635	33,863	31,772
Hickson Note	1,000,000	26,277	973,723
	$2,355,943	$674,254	$1,681,689

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

As of December 31, 2010, the following summarizes principal amounts owed under convertible notes:

	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$-	$100,000
Gemini Master Fund – Second Amended Note and Note Five	1,057,572	434,679	622,893
	$1,157,572	$434,679	$722,893

Pegasus Note:

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space.  The interest is 10% per annum with the note principal and interest due December 18, 2010.  However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note.  This note is subordinate to all existing senior indebtedness of the Company.  This note is convertible at $0.33 per share.  There was no beneficial conversion feature at the note date.  On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance.  As a result of this extension, the Company recorded $18,480 of embedded conversion option based effective interest in March 2011 which was recorded as debt discount and amortized over the remaining term of the note. Effective December 31, 2011, the Company entered into a further modification extending the term of the note to December 31, 2012.  Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of December 31, 2011 is $100,000 with accrued and unpaid interest amounting to $20,384.

Gemini Second Amended Note and Note Five:

At the end of 2009, the Company had outstanding a series of amended notes to Gemini Master Fund, Ltd (the “holder” or “lender”) amounting to $852,194.  Interest under these notes was due on the first business day of each calendar quarter starting January 4, 2010, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity.  With regard to the conversion feature of these notes, the conversion rights contain price protection whereby if the Company sold equity or converted existing instruments to common stock at a price less than the $0.33 conversion price, the conversion price will be adjusted downward to the sale price.  Furthermore, if the Company issued new rights, warrants, options or other common stock equivalents at an exercise price less than the $0.33 conversion price, then the conversion price shall be adjusted downward to a new price based on a stipulated formula.  The holder may not convert the debt if it results in the holder beneficially holding more than 9.9% of the Company common stock.  The holder was subject to a lock-up agreement on the debt and underlying shares from October 30, 2009 through June 30, 2010.  The note is secured by substantially all assets of the Company and its subsidiaries, and is unconditionally guaranteed by all the subsidiaries.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

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

As of December 31, 2010, interest of $96,996 had accrued on the two Gemini Master Fund, LTD notes’.  Further, on December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the notes to December 31, 2011.  As part of this agreement, all accrued but unpaid interest was capitalized into the note balance along with an extension fee of $73,784. Such extension fee, recorded as debt discount, was amortized to interest expense over the remaining term of the note.  Additionally, as a result of the note modification, $360,895 of embedded conversion option based effective interest (due to the increase in the value of the embedded conversion option) was recorded as debt discount and was amortized over the remaining new term of the debt.  This effective interest also increased the fair value of the derivative liability by the same $360,895 amount on the modification date.  At December 31, 2010, the notes had a total balance outstanding of $1,057,572, and a net balance of $622,893.  The interest on the note continued to accrue at a rate of 12%.

On December 31, 2011, the Company entered into a second extension and amendment agreement modifying certain terms of the notes.  The interest rate was reduced to 10%; the conversion price was reduced from $0.25 to $0.20; and the term was extended to December 31, 2012.  These changes were accounted for as a debt modification but not as a debt extinguishment.  As a result of this transaction, the Company has recorded $614,114 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan.  Further, at the modification date, $132,736 of accrued interest was added to the loan balance. At December 31, 2011, the notes had a total balance of $1,190,308, and a net balance of $576,194.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Gemini Note 2010-3:

On April 22, 2010, the Company entered into a new non-secured note with Gemini Master Fund, LTD, Note No. 2010-3, for $50,000.  This note bears interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning July 1, 2010, with the note originally maturing on August 20, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%.  On December 31, 2010, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011.  As a part of this agreement, all accrued and unpaid interest amounting to $4,247 was capitalized into the note balance along with an extension fee of $4,069.  Such extension fee, recorded as debt discount, was amortized to interest expense over the remaining term of the note.  At December 31, 2010, the note had a total balance outstanding of $58,315, and a balance, net of discount, of $54,247.

On December 31, 2011, the Company entered into an agreement to modify the terms of this note.  As a result of this modification, the maturity date of the note was extended to December 31, 2012; the per annum interest rate of the note was lowered to 10%; and the note became convertible with a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock of the Company at $0.20 per share.  All terms related to the conversion process are deemed to be the same terms as the other Gemini notes discussed above. All other terms of the original note remain the same.  These changes were accounted for as a debt modification but not a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative.  As a result of this transaction, the Company has recorded $33,863 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan.  Further, at the modification date, $7,319 of accrued interest was added to the loan balance. At December 31, 2011, the note had a total balance of $65,635, and a net balance of $31,772.

Hickson Note:

On September 8, 2011, the Company entered into a convertible promissory note for $1,000,000 to a private individual.  The interest is 9% per annum with the note principal and interest due December 31, 2012.  This note is subordinate to all existing senior indebtedness of the Company.  This note is convertible at $0.29 per share.  As it relates to this note, the Company recorded $34,483 of beneficial conversion feature intrinsic value which is recorded as debt discount and is being amortized over the term of the note. As of December 31, 2011, this note had a total outstanding balance of $1,000,000 and a balance, net of discount, of $973,723.  (See Note 16)

Fair Value Measurements – Derivative liability:

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2010 and 2011:

		Fair value Measurements at December 31, 2010
	Carrying Value at December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$963,931	$-	$-	$963,931

		Fair value Measurements at December 31, 2011
	Carrying Value at December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$647,977	$-	$-	$647,977

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2010 and 2011:

Balance at July 1, 2010	$868,591
Increase in liability due to debt modification	360,895
Change in fair value	(265,555)
Balance at December 31, 2010	$963,931
Increase in liability due to debt modification	647,977
Change in fair value	(963,931)
Balance December 31, 2011	$647,977

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2011 and 2010:

Assumptions	December 31, 2011	December 31, 2010
Expected term	1.0	1.0
Expected Volatility	107%	99%
Risk free rate	0.21%	0.21%
Dividend Yield	0.00%	0.00%

There were no changes in the valuation techniques during 2011. The weighted average interest rate for short term notes as of December 31, 2011 was 9.62%.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

11.	COMMITMENTS AND CONTINGENCIES

Leases:

In 2007, the Company entered into a lease agreement for its previous corporate offices. This lease agreement was amended in 2008.  During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments and in December 2009, the Company abandoned the premises.  (See Legal Matters below)  The Company vacated these premises and had recognized the approximately $268,000 present value of the remaining lease obligations as a liability on its consolidated balance sheet. In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims.  The total obligation, which has yet to be paid, was reduced to amounts owed of $103,587, including interest, as of December 31, 2010.  As of December 31, 2011, the Company has a recorded liability of $113,004 related to this obligation.

In December 2009, the Company entered into a new 4-year lease for new premises.  The lease agreement includes a $100,000 note payable feature as discussed in Note 10, for the first year, and then includes rent increases each year thereafter.

Future minimum lease payments as of December 31, 2011 for lease agreements with non-cancelable terms in excess of one year are as follows:

2012	$102,846
2013	107,168
Total	$210,014

Rent expense, net of reimbursement for sublease (see Note 15), was $86,714 and ($31,197) (including reduction of 2009 abandonment accrual of $173,830) for the years ended December 31, 2011 and 2010, respectively.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

The Company was a party to a lawsuit with its former landlord whereby the landlord claims that the Company broke its lease with respect to the rental of office space, which housed the Company’s headquarters.   The Company vacated premises on December 20, 2009 and the landlord repossessed premises on January 1, 2010.  In 2010, a judgment was entered whereby Envision was ordered to pay $94,170 plus 10% interest until paid in satisfaction of all claims.  The Company has accrued $113,004 related to this judgment.  (See “Leases” above)

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc.  The terms of the settlement stipulate that the Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $184,171 at December 31, 2011 and is recorded in accounts payable.  In October 2011, this same vendor filed a new lawsuit in an attempt to entwine Envision Solar International, Inc. (the parent company) and effectively force payment from the parent. The Company believes it has valid defenses against this claim and intends to vigorously defend itself in the matter.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  During 2011 and 2010, the Company has agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties have agreed to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for advising and raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods.  Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of December 31, 2011.

Upon the signing of customer contracts, the Company enters into various other agreements with third party vendors who will provide services and/or products to the Company.  Such vendor agreements may call for a deposit along with certain other payments based on the delivery of goods or services.  Payments made by the Company before the completion of projects are treated as ongoing project expenses and due to the contractual nature of the agreements; the Company may be contingently liable for other payments required under the agreements.

In August 2011, the Company signed an agreement which it pledged newly issued shares of common stock to be valued at market prices as collateral for any claims made against a performance bond issued on behalf of the Company.  The bond is expected to be in place through the first quarter of 2012.  The project for which the bond was issued is complete as of December 31, 2011 and there are not expected to be any claims that would cause such collateral to be called.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Shares Issued

Issuances of the Company’s common stock during the years ended December 31, 2011 and 2010, respectively, are as follows:

2011

Stock Issued in Cash Sales

During the year ended December 31, 2011 pursuant to private placements, the Company issued 4,906,430 shares of common stock for cash with a per share price of $0.35 per share or $1,717,251, and the Company incurred $254,513 of capital raising fees that were paid in cash and charged to additional paid-in capital.

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

Stock Issued in Conversion of Convertible Note

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

Stock Issued in Settlement of Note Payable

In May 2011, the Company issued 100,000 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $35,000 as a partial payment of outstanding debt.  The Company recorded a reduction of notes payable of $15,616, a reduction of accrued interest of $17,384 and a loss on debt settlement of $2,000 related to this transaction.

Stock Issued for Debt Settlement

On March 24, 2011 the Company agreed to settle the lawsuit filed in July 2009 by a company owned by one of its shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent five months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the first trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and recorded an additional $58,841 of expense in the three month period ended March 31, 2011 related to this liability. Further, during 2011, the Company issued 413,564 shares of common stock as payment of this obligation consistent with the settlement agreement. The per share values of these 413,564 shares issued consisted of:  198,279 shares at $0.35 (based on contemporaneous cash sales prices), 94,595 shares at $0.37 (based on market price), and 120,690 shares at $0.29 (based on market price).  The Company reduced the outstanding debt by $175,000 and recorded a gain on settlement of debt of $35,602 related to these transactions. (See note 11)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

In December of 2011, the Company issued 86,957 shares of common stock with a per share price of $0.23 (based on market price at time of transaction) or $20,000 as full payment of amounts owed to a former employee.  There was no gain or loss recorded in this transaction.

Return of Stock in Settlement

In September 2011, the Company agreed to the return of 30,000 shares of common stock with a per share value of $0.29 (based on market price) or $8,700 as settlement of a dispute with a vendor for services previously paid and expensed but never rendered to the satisfaction of the Company.  A gain on debt settlement of $8,700 was recorded in this transaction.

Other

In August 2011, the Company signed an agreement in which it pledged newly issued shares of common stock to be valued at market prices as collateral for any claims made against a performance bond issued on behalf of the Company.  The bond is expected to be in place through the first quarter of 2012.  The project for which the bond was issued is complete as of December 31, 2011 and there are not expected to be any claims that would cause such collateral to be called.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

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

13.	STOCK OPTIONS AND WARRANTS

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

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.”  ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans.  The Company’s stock option compensation expense was $1,305,716 and $41,760 for the years ended December 31, 2011 and 2010, respectively, and there was $1,345,782 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2011.  This stock option expense will be recognized through December 2014.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

From January 1, 2011 through December 31, 2011, the Company granted 16,582,856 stock options with a total valuation of $2,578,418 to certain executives and board members.  Of these amounts, 9,162,856 were granted to Robert Noble, executive chairman, in exchange for the cancellation of 6,027,663 previously granted options per the terms of an earlier agreement executed by Mr. Noble and the Company and as discussed in the above paragraph. Per ASC Topic 718, this exchange of stock options was treated as a modification.  The incremental value of $1,101,272, measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, and using the Black-Scholes option pricing model, will be amortized, along with the remaining unvested value of the original award, over the remaining vesting term of such modified options.

We used the following assumptions for options granted in fiscal 2011:

2011
Expected volatility	97.61%
Expected lives	5 -6.74 Years
Risk-free interest rate	0.214%
Expected dividend yield	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.  The risk free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term.  The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.  Expected volatility was based on historical data for the trading of our stock on the open market.  The expected lives for such grants were based on the simplified method for employees and directors.

All options qualify as equity pursuant to ASC 815-40-25, “Contracts in Entity’s Own Equity.”

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Option activity for the years ended December 31, 2011 and 2010 under the 2008 and 2011 Plans is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	13,147,201	$0.46
Granted	-	-
Exercised	-	-
Forfeited	(947,103)	0.49
Expired	-	-
Outstanding at December 31, 2010	12,200,098	$0.45
Exercisable at December 31, 2010	11,873,870	$0.46
Weighted average grant date fair value		$-
Granted	16,582,856	0.30
Exercised	-	-
Forfeited	(6,027,663)	0.58
Expired	-	-
Outstanding at December 31, 2011	22,755,291	$0.31
Exercisable at December 31, 2011	11,252,436	$0.30
Weighted average grant date fair value		$0.16

The following table summarizes information about employee stock options outstanding at December 31, 2011:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.27 -1.31	22,755,291	8.68 Years	$0.31	$-	11,252,436	$0.30	$-
	22,755,291	8.68 Years	$0.31	$-	11,252,436	$0.30	$-

As the Company’s stock price was lower than the weighted average exercise price at December 31, 2011, there is no aggregate intrinsic value of the options.

Options exercisable have a weighted average remaining contractual life of 7.72 years as of December 31, 2011.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Warrants

In connection with a private placement which occurred between 2010 and 2011, stockholders were entitled to receive warrants equal to the number of shares that were purchased. As of December 31, 2011, the Company had issued 4,906,430 in 2011 and 3,009,814 in 2010 for a total of 7,916,244 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire 2 years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

As a part of the private placement discussed above, the Company issued 413,306 warrants in 2011 and 300,980 warrants in 2010 to the placement agents.  These warrants are exercisable for 5 years at an exercise price of $0.40.  There was no financial statement accounting effects for the issuance of these warrants as the value has been fully charged to Additional Paid-in-Capital as an offering cost against the offering proceeds.

In August 2011, the Company issued 600,000 warrants, each with a five year term and exercise price of $0.25, for investor relations and financial advisory services to a Company controlled by Jay Potter, our Director.  These warrants, valued at $119,361 using the Black-Scholes valuation methodology, are being expensed over the six month term of the agreement. (See Note 15)

In December 2011, and in conjunction with his resignation as Executive Chairman, the Company issued 1,138,120 warrants, each with a five year term and exercise price of $0.24 (market price at day of issuance) to Robert Noble in exchange for the cancellation of debts owed to Mr. Noble for vacation and deferred salary liabilities.  These warrants were valued at $209,006 using the Black-Scholes valuation methodology and there was no gain or loss on the transaction. (See note 15)

Warrant activity for the years ended December 31, 2011 and 2010 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	168,352	$1.12
Granted	3,310,795	0.49
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2010	3,479,147	$0.52
Exercisable at December 31, 2010	3,479,147	$0.52
Weighted average grant date fair value		$-
Granted	7,057,856	0.43
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2011	10,537,003	$0.46
Exercisable at December 31, 2011	10,537,003	$0.46
Weighted average grant date fair value		$0.19

Warrants exercisable have a weighted average remaining contractual life of 1.87 years as of December 31, 2011.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

14.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2011 and 2010 due to the Company’s net losses. Income tax expense represents minimum state taxes due. During 2011, in addition to the $1,600 minimum taxes disclosed below, the Company had to repay previous years' erroneous state refunds relating to fiscal years 2008 and 2009, along with some local taxes resulting in a total income tax expense of $13,160.

The blended Federal and State tax rate of 39.83% applies to loss before taxes.  The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	Year ended December 31,
	2011	2010
Computed “expected” tax expense (benefit)	$(866,148)	$(802,689)
State taxes, net of federal benefit	(203,167)	(161,972)
Goodwill impairment and other non-deductible items	(219,135)	(71,824)
Change in deferred tax asset valuation allowance	1,290,050	1,037,819
Income tax expense	$1,600	$1,334

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2011	2010
Deferred tax assets:
Accrued vacation	$54,360	$39,132
Accrued salaries	143,030	143,030
Charitable contributions	2,333	2,333
Reserve for bad debt	29,288	72,553
Stock options	3,932,565	3,412,441
Net operating loss carryforward	4,162,918	3,372,990
Total gross deferred tax assets	8,324,494	7,042,479
Less: Deferred tax asset valuation allowance	(8,299,453)	(7,009,403)
Total net deferred tax assets	25,041	33,076

Deferred tax liabilities:
Depreciation	(25,041)	(33,076)
Total deferred tax liabilities	(25,041)	(33,076)
Total net deferred taxes	$-	$-

The valuation allowance at December 31, 2011 was $8,299,453.  The increase in the valuation allowance during 2011 was $1,290,050.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

At December 31, 2011, the Company has a net operating loss carry forward of $10,450,562 available to offset future net income through 2031.  The NOL expires during the years 2014 to 2031.  The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period.  In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.  Management does not presently believe that such a change has occurred.

15.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

Desmond Wheatley, the current CEO and President of the Company, is the owner of a consulting firm that provided services to the Company during 2010, including his own personal services.  During 2010, the Company paid the consulting firm $121,515 as compensation for services rendered.  As of December 31, 2011 and 2010, the Company has a balance owed to this consulting firm of $109,145 that is included in Accounts Payable –Related Party

Jay Potter, Director, has been engaged through different organizations to provide capital raising services to the Company as it related to the private offering offered in 2011 and 2010.  The Company has paid $254,513 in 2011 and $140,766 in 2010 of cash offering costs related to these services all of which have been accounted for as a reduction of additional paid in capital. Further, the Company paid this same affiliate $40,000 of debt issue costs that are capitalized on the balance sheet and being amortized over the life of the applicable loan.

A company owned in part by the Company’s Chairman rented office space from the Company for $500 per month which amount was deemed to be the equivalent value for rent paid by third parties for such space.  This office space was vacated in December 2011.

Note Payable to Officer

As of December 31, 2010, the Company owed one of the Company’s stockholders’ and former officer $34,246.  As of December 31, 2011, this note was paid in full and has no balance owed. (See Note 7)

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company.  Mr. Evey joined the Board of Directors on April 27, 2010.  In December 2011, the note due date was extended to December 31, 2012.  The current amount owed to Mr. Evey as of December 31, 2011 is $122,683. (See Note 8)

Warrants issued to Directors

In August 2011, the Company issued 600,000 warrants, each with a five year term and exercise price of $0.25, for investor relations and financial advisory services to a Company controlled by Jay Potter, our Director.  These warrants, valued at $119,360 using the Black-Scholes valuation methodology, will be expensed over the six month term of the agreement. (See Note 13)

In December 2011, and in conjunction with his resignation as Executive Chairman, the Company issued 1,138,120 warrants, each with a five year term and exercise price of $0.24 (market price at day of issuance) to Robert Noble in exchange for the cancellation of debts owed to Mr. Noble for vacation and deferred salary liabilities.  These warrants were valued at $209,006 using the Black-Scholes valuation methodology and there was no gain or loss on the transaction. (See note 13)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

16.	SUBSEQUENT EVENTS

On January 1, 2012, the Company issued 200,000 stock options to each of its three directors, for a total of 600,000 stock options. All of these stock options will vest over the current year of board service and were valued using the Black-Scholes option pricing methodology. Jay Potter and John Evey each received 200,000 options with a term of 10 years and a strike price of $0.23 with a combined total valuation of $72,715. Robert Noble received 200,000 options with a term of 5 years and a strike price of $0.25 for a total valuation of $28,916. The assumptions used in the valuation of these options include volatility of 106.7%, expected dividends of 0.0%, a discount rate of 0.214%, and expected terms, applying the simplified method, of 5.5 years for Mr. Potter and Mr. Evey and 3 years for Mr. Noble.

On March 22, 2012, the Company entered into an investment banking services agreement with Allied Beacon, a registered broker dealer firm for which Jay Potter, our director, is a registered representative, to assist the Company raise capital in a private placement.  Allied Beacon will receive a cash payment of 8% of investment proceeds (but also can be taken in common stock at the election of Allied Beacon) and an additional 5% payment in equivalent warrants to purchase the Company’s common stock, each with 5 year terms and an exercise price of 110% of the selling price of the common stock in the offering.

On March 22, 2012, the Company entered into an amendment with Mr. Hickson related to the $1,000,000 convertible note outstanding to Mr. Hickson.  The amendment amended the terms of the note allowing for the conversion of any accrued and unpaid interest to convert to common stock at an exercise price equal to the market price of our common stock on the day of conversion.  Further on March 22, 2012, Mr. Hickson provided notice to the Company to convert his entire principal and accrued interest into common stock of the Company.  As such, the Company issued 3,448,276 shares of common stock at $0.29 (based on contractual terms of the note) related to the principal and 199,315 shares of common stock at $0.24 (based on market price at time of transaction) for interest or a total of 3,647,591 shares of common stock in retirement of all outstanding obligations related to this convertible note.  All remaining debt discount will be expensed to interest in accordance with ASC 470-20-40-1.  There will be no gain or loss recorded on this transaction. In conjunction with this conversion, the Company is obligated to pay to Allied Beacon a cash fee of $40,000 and an issuance of 68,966 warrants, each with a 5 year term and an exercise price of $0.29, for a total warrant valuation of $12,274 based on the Black-Scholes pricing model.  The assumptions used in the valuation of these warrants include volatility of 105.82%; expected dividends of 0.0%; a discount rate of 0.214%; and a term of 5 years.  These fees will be expensed to interest at the conversion date.  Jay Potter, our director, is a registered representative of Allied Beacon. (See note 10)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2010, we had identified the following material weaknesses which still exist as of December 31, 2011 and through the date of this report:

As of December 31, 2010 and 2011 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness and therefore effects disclosure controls and procedures.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2011.  Based on this assessment, management believes that, as of December 31, 2011, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Our Board of Directors is seeking a candidate with audit committee financial expertise to serve as an independent director of the Company and as the Chairman of our audit committee.  Management also plans to make future investments in the continuing education of our accounting and financial staff.  Specifically, we plan to seek specific public company accounting training during 2012.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for our audit committee.  We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

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

The following table sets forth information regarding our executive officers as of March 30, 2012:

Name	Age	Position

Desmond Wheatley	46	Chief Executive Officer, President and Director

Chris Caulson	43	Chief Financial Officer

Robert Noble	59	Chairman of the Board of Directors

Jay Potter	47	Director

John Evey	62	Director

Biographies

Directors and Officers

DESMOND WHEATLEY has served as our President and Chief Operating Officer since September 2010 and was named Chief Executive Officer and a Director in August 2011. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and Renewable Energy. Prior to joining Envision Solar, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC, CEO of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company and from 2000 to 2007 Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions, fka Wireless Facilities with the last five years as President of ENS, the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002 Mr. Wheatley held senior management positions in the cellular and broadband wireless industries; deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the USA.  Mr. Wheatley has founded, funded and operated four profitable start-up companies and was previously engaged in M&A activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500M in debt and equity.  Mr. Wheatley sits on the boards of Admonsters, San Francisco CA and the Human Capital Group, Los Angeles, CA and was formerly a board member at DNI in Dallas, Texas.

Mr. Wheatley’s qualifications are:
●
Leadership experience – Mr. Wheatley has been our Chief Executive Officer since August 2011 and President since September 2010. He has held numerous executive positions in international organizations including five years as President of a publically traded technology and energy management company.

●
Industry experience – Mr. Wheatley was founding member of an international consulting company with expertise in the renewable and energy sectors. He has held various executive level positions in multiple infrastructure deployment companies and has been involved in energy management and renewable since 2002.

●
Finance Experience – Mr. Wheatley was founding partner in multiple companies with direct responsibilities for their financial success and stability. He has participated in $500 million of capital raises and held full profit and loss responsibility for a public company with approximately $70 million of revenues.

●	Education experience – Mr. Wheatley was educated in his native Scotland.

CHRIS CAULSON has been our Chief Financial Officer since August 2011 and previously led our accounting and finance functions since November 2010.  Mr. Caulson brings over 20 years of financial management experience including security infrastructure and technology integration, wireless communications, and telecommunications industries. From 2004 through 2009, Mr. Caulson held various positions including Vice President of Operations and Finance of ENS, the largest independent technology systems integrator in the United States and a wholly-owned division of Kratos Defense & Security Solutions, Inc. In this role, Mr. Caulson was responsible for the operational and financial execution of multiple subsidiaries and well over $100 million of integration projects including networks for security, voice and data, video, life safety and other integrated applications.  Prior to 2004, Mr. Caulson was CFO of Titan Wireless, Inc., a $200 million international telecommunications division of Titan Corp (subsequently purchased by L-3.).  Mr. Caulson, who has a Bachelors of Accountancy from the University of San Diego, began his career with the public accounting firm Arthur Andersen.

Mr. Caulson’s qualifications:
●	Leadership experience – Mr. Caulson has been our Chief Financial Officer since August 2011 and has held similar positions in multiple other companies.
●	Finance experience – Mr. Caulson has over 20 years experience in financial related positions and was an external auditor in the public accounting firm of Arthur Andersen.
●	Industry experience – Mr. Caulson has held multiple financial related executive positions in publically traded companies.
●	Education experience – Mr. Caulson has his bachelors of accountancy degree from the University of San Diego.

ROBERT NOBLE has served as Chairman of the Board of Directors since 2006 and is our prior Chief Executive Officer and Chief Financial Officer, resigning both positions in August 2011.  Prior to founding Envision, Mr. Noble served as the Chief Executive Officer of Tucker Sandler Architects, an architecture firm located in San Diego, California, from 2000 through 2007. Mr. Noble has served as the Chairman of Noble Environmental Technologies, Inc., a materials company, since 1998, Ecoinvestment Network, a California company, since 2007, Envision Regenerative Health, a California company, since 2008 and the Noble Group, Inc., a California company, since 2007. Mr. Noble is an accomplished architect, environmental designer, industrial designer and environmental technology entrepreneur.  Mr. Noble and his work have won numerous awards, including awards from Popular Science Magazine (Best of What's New), Entrepreneur Magazine (Innovator of the Year, Environmental Category), National Public Radio (E-chievement Environmental Award), the Urban Land Institute (San Diego Smart Growth Award, Innovation Category) and The American Institute of Architects - San Diego Chapter (Energy  Efficiency  Award).  He received his undergraduate degree in architecture from the University of California - Berkeley, and his Master of Architecture from Harvard University Graduate School of Design. Mr. Noble also completed graduate work at Cambridge University and Harvard Business School.

Mr. Noble’s qualifications:
●	Leadership experience – Mr. Noble has been our chairman and chief executive officer since inception and has held similar positions in multiple other companies.
●
Finance experience – Mr. Noble was our founder and has been chief executive officer of our company as well as other companies supervising the financial management of such as a part of his responsibilities.

●	Industry experience – Mr. Noble is an accomplished and award winning architect and has served as a community leader in the eco-friendly space. He is an international speaker on the subject.
●
Education experience – Mr. Noble received his undergraduate degree in architecture from the University of California - Berkeley, and a Master of Architecture from Harvard University Graduate School of Design. Mr. Noble also completed graduate work at Cambridge University and Harvard Business School.

JAY POTTER has served as our Director since 2007.  Mr. Potter has been active in the financial and energy industries for over 20 years and has successfully participated, directed or placed over two hundred million dollars of capital in start-up and early stage companies. Mr. Potter is an entrepreneur and understands the needs of early stage and start-up companies.  He takes an active role in the development of the funded companies and to that end has participated as advisor, director and officer to defend shareholder positions.  In 2006, Mr. Potter served as the interim Chief Executive Officer of EAU Technologies Inc. (Symbol: EAUI:OB), a publicly traded company specializing in non-toxic sanitation and disinfectant technologies. He founded an early stage venture fund in GreenCore Capital, Inc. and serves as that company's Chairman and Chief Executive Officer.  He has served as Chairman, President and Chief Executive Officer of Nexcore Capital, Inc. and its financial service affiliates since co-founding the company in 1996.  He is a registered representative with Allied Beacon Partners, Inc., a registered securities broker dealer firm that has served as the placement agent on certain of the Company’s private placements of securities.  Mr. Potter serves as the Chairman of Sterling Energy Resources, Inc. (symbol: SGER:PK), a public oil and gas company involved in the acquisition, exploration and development of oil and natural gas from its numerous leases.  Sterling Energy Resources, Inc. filed for bankruptcy in 2009 and emerged from bankruptcy reorganized in 2011.  Mr. Potter serves as a Director of EAU Technologies, Envision, and Noble Environmental Technologies among others.

Mr. Potter’s qualifications are:
●	Leadership experience – Mr. Potter has held various executive positions at multiple companies and is a Board member of Envision, Noble environmental technologies and EAU Technologies.
●	Industry experience – Mr. Potter has held numerous executive level positions for companies focusing on renewable energies and pother environmentally focused ventures.
●	Finance Experience – Mr. Potter raised and placed over $200 million of capital into early stage companies.
●	Education experience – Mr. Potter attended San Diego State University.

JOHN EVEY has served as a Director since April 2010.  He is Executive Vice President of Nature and Culture International, an organization that has conserved more than 8.7 million acres of tropical forest to protect species, watersheds and ecosystems with and to support human communities in Latin America.  Prior to accepting that role, Mr. Evey served for four years as Vice President for Development at the J. Craig Venter Institute (“JCVI”), for which he was responsible for generating collaborative partnerships and financial resources from all sources except federal research agencies for this major institute that is advancing genomic research to benefit human health and the environment. From 2002 to 2007, Mr. Evey served as Assistant Director of the Scripps Institution of Oceanography and Executive Director of Development for the Marine Sciences at University of California, San Diego (“UCSD”).  Before that, he was Vice President for Institutional Advancement at University of the Pacific and prior to coming to California, served also served for more than a decade as Director of Development at Oregon State University.   His earlier experience includes roles as founding director of the Office for Resource Development at the Oregon Shakespeare Festival and as the initial association executive for the statewide arts lobby, Oregon Advocates for the Arts.  As a volunteer, he catalyzed creation of the Southern Oregon Land Conservancy.  As an officer of the Travel Industry Council of Oregon, Mr. Evey and two colleagues successfully advocated the creation and funding of a Tourism Division in the Oregon Department of Economic Development.  Mr. Evey is a member of the Host Committee for the Kyoto Prize Symposium in San Diego, which helps to host the Kyoto Prize laureates each spring.  During a thirty-five year professional career—including thirty years directing development programs—Mr. Evey has personally generated more than $100 million in gifts and matching funds.

Mr. Evey’s qualifications are:
●	Leadership experience – Mr. Evey has held multiple executive positions, including as Vice President for Advancement for the three-campus University of the Pacific.
●	Industry experience – Mr. Evey has served as Director of Development for Oregon State University, a Carnegie Tier I research university with statewide services.
●	Finance Experience – Mr. Evey has personally generated over $100 million in gifts and matching funds to charitable organizations.
●	Education experience – Mr. Evey has a B.S. from Oregon State University and an M.S. from the University of Oregon as well as many professional development courses and seminars.

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

Compensation Committee

We currently have a compensation committee of the Board of Directors made up of two of our independent directors.  The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2011 have been complied with on a timely basis.

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

●	Base salary and benefits are designed to attract and retain employees over time.
●	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
●
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

●
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

The Elements of Envision’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  Our compensation committee or board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2011, all executive officer base salary decisions were approved by the board of directors.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Envision: (1) the growth in our revenue, (2) the growth in our gross profit (3) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), (4) achievement of other corporate goals as outlined by the board and (5) our stock price.  The board has not adopted specific performance goals and target bonus amounts, but may do so in the future.

Equity Incentive Awards

In order to provide an incentive to attract and retain directors, officers, and other employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, on August 10, 2011, the board approved and caused the Company to adopt, a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers.  This 2011 Plan will be presented to our shareholders for ratification during 2012.

From January 1, 2011 through December 31, 2011, the Company granted 16,582,856 stock options under the 2011 Plan with a total valuation of $2,578,418 to certain executives and board members.  Of these amounts, 9,162,856 were granted to Robert Noble, executive chairman, in exchange for the cancellation of 6,027,663 previously granted options per the terms of an earlier agreement executed by Mr. Noble and the Company.

Additionally, although there were no new awards under the 2007 or 2008 Plans granted during 2011, there are prior awards outstanding under Envision CA's 2008 Plan to former officers and advisors.  The 2007 Plan was terminated in March 2012.

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

Separation and Change in Control Arrangements

On August 10, 2011, the Company entered into employment agreements with its Chief Executive Officer and its Chief Financial Officer.  The term of the agreements is through January 1, 2016.  The agreements call for a payment to the executive employee equal to one year of salary plus 100% of his bonus potential if the executive is terminated for reasons other than mutual agreement, executive’s death, executive’s breach, or upon disability of the executive, as defined.  If the executive is terminated as a result of a change of control, as defined, then the executive would receive a payment equal to two years of annual compensation and 100% of his bonus potential for such two year period.

There were no other employment agreements outstanding as of December 31, 2011.

Executive Officer Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services rendered in all capacities by our Chief Executive Officer and all other compensated executive officers, as determined by reference to total compensation for the fiscal year ended December 31, 2011 and 2010, who were serving as executive officers at the end of the 2011 and former executive officers, who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal Position	Year	Salary	Deferred Comp	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)(1)	($)	($)
Robert Noble (2)	2011	257,000	--	--	--	1,153,472	--	1,410,472
Chairman,	2010	192,000	64,500	--	--	--	--	256,500
Former Chief Executive Officer,
Former Chief Financial Officer

Desmond Wheatley (3)	2011	200,000	--	--	--	859,997	--	1,059,997
President and Chief Executive Officer	2010	93,467	66,960	--	--	--	--	160,427

Chris Caulson (4)	2011	161,667	--	--	--	537,498	--	699,165
Chief Financial Officer	2010	61,867	42,185	--	--	--	--	104,052

(1)
The amounts in this column reflect the grant-date fair value of stock options with respect to the years ended December 31, 2011 and 2010, in accordance with applicable accounting guidance related to stock based compensation.  For a description of the assumptions used in determining the value of the options, see the notes to the consolidated financial statements.

(2)
Mr. Noble was our Chief Executive Officer and Chief Financial Officer until he resigned both positions on August 10, 2011.  He remained Executive Chairman until he resigned from that position effective December 31, 2011.  He is currently our Chairman of the Board.

(3)
Mr. Wheatley joined the Company as a consultant in April 2010 and was compensated through the consulting company.  Accordingly, a large portion of the 2010 salary figure in the above table includes amounts billed to the Company by the consulting company for his services.  Mr. Wheatley joined the Company full time in December 2010 and was not paid a direct salary until this time.  On August 10, 2011, Mr. Wheatley was appointed Chief Executive Officer.

(4)
Mr. Caulson joined the Company as a consultant in June 2010 and was compensated through the consulting company.  Accordingly, a large portion of the 2010 salary figure in the above table includes amounts billed to the Company by the consulting company for his services.  Mr. Caulson joined the Company full time in November 2010 and was not paid a direct salary until this time.  On August 10, 2011, Mr. Caulson was appointed Chief Financial Officer.

Agreements with Executive Officers

Robert Noble

On August 10, 2011, the Company entered into an employment agreement with Robert Noble pursuant to which his appointment as Executive Chairman is confirmed.  The employment agreement calls for annual compensation, including auto allowance, of $258,000 which is consistent with his current compensation.  Further, in accordance with an earlier understanding involving stock compensation where Mr. Noble had agreed to terminate earlier awarded options for newly issued options, Mr. Noble was granted 9,162,856 stock options with an exercise price of $0.33 per share and a ten (10) year term in exchange for the cancellation of 6,027,663 previously issued options.  All of these options will vest immediately upon the Company’s achievement of cumulative gross revenues of $30,000,000 prior to December 31, 2014.  Upon the grant of the options, all outstanding options held by Robert Noble that were granted under the Company’s predecessor’s  2007 Unit Option Plan and 2008 Equity Incentive Plan were immediately cancelled and terminated. As of December 31, 2011, and the date of this report, the vesting milestones discussed above have not been met.

In December 2011, Mr. Noble resigned as Executive Chairman. In conjunction with this resignation, the Company issued 1,138,120 warrants, each with a five year term and exercise price of $0.24 (market price at day of issuance) to Mr. Noble in exchange for the cancellation of debts owed to Mr. Noble for vacation and deferred salary liabilities.  These warrants were valued at $209,006 using the Black-Scholes valuation methodology and there was no gain or loss on the transaction.
.
Desmond Wheatley

Mr. Wheatley began providing services to us in April 2010 as a consultant.  In September 2010, Mr. Wheatley was named President and continued providing services in this capacity as a consultant.  In December 2010, we added Mr. Wheatley to full time employment status. On August 10, 2011, the Board of Directors appointed Desmond Wheatley (then the Company’s President and Chief Operating Officer) as its new Chief Executive Officer, President and Corporate Secretary and approved and entered into an employment agreement with him, effective on August 10, 2011.  This agreement calls for an annual salary of $200,000.  Further, Mr. Wheatley is granted 4,320,000 stock options with an exercise price of $0.27 per share and a ten (10) year term.  One third of these options vested immediately, while one third vested on November 1, 2011 and one third will vest on November 1, 2012, provided Mr. Wheatley is then serving the Company as an employee, officer or director.  The term of the employment agreement ends on January 1, 2016.  Robert Noble resigned as the Company’s Chief Executive Officer and corporate Secretary, effective August 10, 2011, to vacate those positions for Mr. Wheatley.

Chris Caulson

On August 10, 2011, the Company appointed Chris Caulson as its new Chief Financial Officer and approved and entered into an employment agreement with him, effective on August 10, 2011.  This agreement calls for an annual salary of $165,000.  Further, Mr. Caulson is granted 2,700,000 stock options with an exercise price of $0.27 per share and a ten (10) year term.  One third of these options vested immediately, while one third vested on November 1, 2011 and one third will vest on November 1, 2012, provided Mr. Caulson is then serving the Company as an employee, officer or director.  The term of the employment agreement ends on January 1, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding non-incentive equity awards as of December 31, 2011, for each named executive officer:

Name	Number of securities underlying unexercised options - number exercisable	Number of securities underlying unexercised options - number unexercisable	Option exercise price ($)	Option expiration date

Desmond Wheatley	2,880,000	1,440,000	$0.27	August 9, 2021

Chris Caulson	1,800,000	900,000	$0.27	August 9, 2021

Incentive Plan Awards

On February 12, 2010, we entered into a letter agreement with Robert Noble, pursuant to which Mr. Noble agreed to terminate all of his options under Envision's 2007 Unit Option Plan and 2008 Equity Incentive Plan upon the issuance to Mr. Noble of a new option to purchase an aggregate of 9,162,856 shares of common stock at an exercise price of $0.33 per share, which option shall vest immediately upon our achievement of cumulative gross revenues of either (i) $15,000,000 during the fiscal year ended December 31, 2010 or (ii) $30,000,000 prior to December 31, 2014.  Effective August 10, 2011,the new stock options were issued to Mr. Noble under the 2011 Plan. These milestones had not been met as of the date of this filing.

On August 10, 2011, the Board of Directors appointed Desmond Wheatley (then the Company’s President and Chief Operating Officer) as its new Chief Executive Officer, President and Corporate Secretary and approved and entered into an employment agreement with him, effective on August 10, 2011.  This agreement calls for an annual salary of $200,000.  Further, Mr. Wheatley is granted 4,320,000 stock options with an exercise price of $0.27 per share and a ten (10) year term.  One third of these options vested immediately, while one third vested on November 1, 2011 and one third is scheduled to vest on November 1, 2012.

On August 10, 2011, the Board of Directors appointed Chris Caulson as its new Chief Financial Officer and approved and entered into an employment agreement with him, effective on August 10, 2011.  This agreement calls for an annual salary of $165,000.  Further, Mr. Caulson is granted 2,700,000 stock options with an exercise price of $0.27 per share and a ten (10) year term.  One third of these options vested immediately, while one third vested on November 1, 2011 and one third is scheduled to vest on November 1, 2012.

2007 Unit Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2007 Unit Option Plan.  Pursuant to the 2007 Unit Option Plan, 100,000 units of Envision LLC were reserved for issuance as awards to employees, members of Envision LLC's board of managers, consultants and other service providers.  The purpose of the 2007 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in Envision LLC's development and financial success.  The 2007 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.   As of December 31, 2011 there are no options that remain outstanding on this plan.  In March 2012, the Board of Directors effectively terminated the 2007 Plan.

2008 Stock Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan pursuant to which 200,000 shares of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers.  The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees.  Nonstatutory stock options may be granted to employees, directors and consultants.  The 2008 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.  On a post-Merger basis, 6,172,435 stock options have been granted to date and remain outstanding under the 2008 Plan.  Of these, 63,735 stock options have been issued outside of the 2008 Plan.

2011 Equity Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its board of directors, adopted a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares of our common stock will be reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees.  Nonstatutory stock options may be granted to employees, directors and consultants.  The 2011 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.  The Company will present the 2011 Plan to our shareholders for ratification in 2012.

Compensation of Directors

There was no compensation to board members in 2010.

On August 10, 2011, the Board of Directors approved compensation for non executive board members amounting to 200,000 stock options per year of service, effective and commencing on August 10, 2011.  Accordingly, the Company has granted 200,000 stock options to each of Jay Potter and John Evey, effective August 10, 2011 for the year of service during the year ending December 31, 2011.  The stock options have an exercise price of $0.27 per share and a term of ten (10) years.  These options will vest on a prorated basis over the year of service.

The following Summary Compensation Table sets forth all compensation paid, distributed or accrued for services rendered in the capacities of non executive board members.

Name	Year	Option Awards ($)(1)	Total ($)
Jay Potter	2011	79,651	79,651
John Evey	2011	79,651	79,651

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718

On January 1, 2012, per the provisions of the board compensation plan adopted in 2011, the Company granted 200,000 stock options to each of its three non executive directors, for a total of 600,000 stock options valued at $101,632, for their service as members of the board of directors.  Jay Potter and John Evey were granted options with an exercise price of $0.23 per share and a term of ten (10) years.  Because of the restrictions in our 2011 Plan that limit the issuance of stock options to anyone who holds more than 10% of the voting power of all classes of stock, Robert Noble was granted 200,000 stock options with an exercise price of $0.25 per share and a term of five (5) years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 20, 2012 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or become exercisable within 60 days of March 20, 2012 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned.  Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 7675 Dagget Street, Suite 150, San Diego, California 92111.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (2)
Robert Noble	12,775,560	(3)	24.08%
Jay Potter	2,075,078	(4)	3.91%
John Evey	805,027	(5)	1.52%
Desmond Wheatley	2,880,000	(6)	5.43%
Chris Caulson	1,800,000	(6)	3.39%
Gemini Master Fund	6,279,712	(7)	11.84%
Gerald Hickson	4,347,591	(8)	8.19%
All officers and directors as a group (5 persons)	20,335,665		38.33%

*	Less than 1%.
(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise by such person of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 23, 2012.

(2)	Based on 53,053,323 shares of our common stock outstanding as of March 23, 2012.
(3)	Includes 50,000 shares of common stock issuable upon the exercise of options and 1,138,120 shares of common stock issuable upon the exercise of warrants.
(4)
Includes 791,167 shares of common stock, 250,000 shares of common stock issuable upon the exercise of options, 432,143 shares of common stock issuable upon the exercise of warrants and 600,000 shares issuable upon the exercise of warrants held by Fulcrum Enterprises, Inc.  Mr. Potter is the chairman and president of Fulcrum Enterprises, Inc.

(5)
Includes 183,261 shares of common stock, 250,000 shares of common stock issuable upon the exercise of options and 371,766 shares of common stock issuable upon the conversion of balances owed through convertible note.

(6)	Includes shares of common stock issuable upon exercise of options.
(7)
Includes shares issuable upon the conversion of outstanding amounts owed on convertible notes.  The provisions of the convertible notes prohibit the investor from obtaining any ownership interest in excess of 9.9% of the total outstanding shares of voting stock of the Company.  The address for this note holder is 619 S. Vulcan Ave, #203, Encinitas, California 92024.

(8)
Includes 3,647,591 shares issued effective March 22, 2012 related to the conversion into shares of a $1,000,000 convertible note and its associated accrued interest.  The address for this holder is 403 Hazeltine Drive, Austin Texas 78734.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Desmond Wheatley, the current President and Chief Executive Officer of the Company, is the owner of a consulting firm that provided services to the Company during 2010, including his own personal services.  During 2010, the Company paid the consulting firm $121,515 as compensation for services rendered.  As of December 31, 2011, the Company has a balance owed to this consulting firm of $109,145 that is included in Accounts Payable –Related Party.

Jay Potter, Director, was engaged through different organizations to provide capital raising services to the Company as it relates to the two private offerings that were conducted by us in 2010 and 2011.  The Company has paid cash offering costs of $140,766 in 2010 and $254,513 in 2011 to Mr. Potter and his affiliates related to these services, all of which have been accounted for as a reduction of APIC (paid in capital) in the applicable year.  Further, the Company paid this same affiliate $40,000 of debt issue costs that are capitalized on the balance sheet and being amortized over the life of the applicable loan.

In August 2011, the Company issued 600,000 warrants, each with a five year term and exercise price of $0.25 per share, for investor relations and financial advisory services to a company controlled by Jay Potter, our Director.  These warrants, valued at $119,361 using the Black-Scholes valuation methodology, are being expensed over the six month term of the agreement.

In December 2011, and in conjunction with his resignation as Executive Chairman, the Company issued 1,138,120 warrants, each with a five year term and exercise price of $0.24 per share (market price at day of issuance), to Robert Noble in exchange for the cancellation of debts owed to Mr. Noble for vacation and deferred salary liabilities.  These warrants were valued at $209,006 using the Black-Scholes valuation methodology and there was no gain or loss on the transaction.

A company owned in part by the Company’s Chief Executive Officer rented office space from the Company for $500 per month, which amount is deemed to be the equivalent value for rent paid by the Company for such space.  This arrangement terminated in December 2011.

In 2009, the Company executed a 10% convertible note payable to John Evey in the amount of $102,236 originally due December 31, 2010 and further amended to become due December 31, 2012 for amounts lent to the Company.  Mr. Evey joined the Board of Directors on April 27, 2010.  The current amount owed to Mr. Evey as of December 31, 2011 is $122,683.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2011 and 2010 were approved by the board of directors.  The following table shows the fees for the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$54,600	$65,100
Audit Related Fees (2)	$5,400	$195
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to audit related consulting projects.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2011 and 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are included in Item 8 of this report:

1.
Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and December 31, 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule None

The following exhibits are included with this filing:

3.	Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: March 30, 2012	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Noble	Dated: March 30, 2012
Robert Noble, Chairman

By:	/s/ Jay S. Potter	Dated: March 30, 2012
Jay S. Potter, Director

By:	/s/ John Evey	Dated: March 30, 2012
John Evey, Director