Form 10-Q
period 2012-03-31
Envision Solar International, Inc.
filed 2012-05-15
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2012

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of May 15, 2012 was 56,953,323.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)	3
	Condensed Notes To Consolidated Financial Statements March 31, 2012 (Unaudited)	4

Item 2.	Management’s Discusision and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	10

PART II	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets
Cash	$510,093	$468,776
Accounts Receivable, net	187,334	1,444,974
Prepaid and other current assets	49,911	43,861
Costs and estimated earnings in excess of billings on uncompleted contracts	112,477	42,580
Total Current Assets	859,815	2,000,191

Property and Equipment, net	125,232	142,136

Other Assets
Debt issue costs, net	-	30,480
Deposits	3,157	3,157
Total Other Assets	3,157	33,637

Total Assets	$988,204	$2,175,964

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$691,301	$1,513,691
Accounts Payable - Related Parties	109,145	109,145
Accrued Expenses	229,832	179,774
Accrued Rent	115,358	113,004
Sales Tax Payable	36,828	42,266
Billings in excess of costs and estimated earnings on uncompleted contracts	-	102,921
Convertible Note Payable -Related Party	122,683	122,683
Notes Payable	145,017	145,017
Convertible Notes Payable, net of discount of $485,983 and $674,254 at March 31, 2012 and December 31, 2011 respectively	869,959	1,681,689
Embedded Conversion Option Liability	866,212	647,977

Total Current Liabilities	3,186,335	4,658,167

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 53,053,323 and 49,405,732 shares issued or issuable and outstanding at March 31, 2012 and December 31, 2011, respectively	53,054	49,406
Additional Paid-in-Capital	21,073,234	19,808,851
Accumulated Deficit	(23,324,419)	(22,340,460)

Total Stockholders' Deficit	(2,198,131)	(2,482,203)

Total Liabilities and Stockholders' Deficit	$988,204	$2,175,964

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2012	2011

Revenues	$308,715	$268,488

Cost of Revenues	162,744	272,638

Gross Profit (Loss)	145,971	(4,150)

Operating Expenses (including stock based compensation expense of $235,322 and $13,067 for the three months ended March 31, 2012 and 2011, respectively)	576,673	486,491

Loss From Operations	(430,702)	(490,641)

Other Income (Expense)
Other Income	201	-
Gain on Debt Settlement	20,769	-
Interest Expense	(355,156)	(171,898)
Change in fair value of embedded conversion option liability	(218,235)	(663,848)
Total Other Income (Expense)	(552,421)	(835,746)

Loss Before Income Tax	(983,123)	(1,326,387)

Income Tax Expense	836	1,600

Net Loss	$(983,959)	$(1,327,987)

Net Loss Per Share- Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Shares Outstanding- basic and diluted	49,766,483	44,082,520

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(983,959)	$(1,327,987)
Adjustments to Reconcile Net loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	16,904	16,257
Warrants issued as debt issuance fees	12,274	-
Amortization of prepaid expenses paid in common stock	27,401	2,627
Gain on debt settlement	(20,769)	-
Compensation expense related to grant of stock options	207,921	10,440
Change in fair value of embedded conversion option liability	218,235	663,848
Amortization of debt issue costs	30,480	-
Amortization of debt discount	188,270	122,649
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,257,640	(72,886)
Prepaid expenses and other current assets	(33,451)	(36,583)
Costs in excess of billings on uncompleted contracts	-	1,947
Costs and estimated earnings in excess of billings on uncompleted contracts	(69,897)	(15,640)
Increase (decrease) in:
Accounts Payable	(801,621)	(42,627)
Accounts Payable - related party	-	(7,512)
Accrued expenses	97,894	146,876
Accrued rent	2,354	2,354
Sales tax payable	(5,438)	-
Billings in excess of costs on uncompleted contracts	(102,921)	2,342
Billings in excess of costs and estimated earnings on uncompleted contracts	-	17,943
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	41,317	(515,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	1,172,000
Payments of offering costs related to sale of common stock	-	(171,976)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,000,024

NET INCREASE IN CASH	41,317	484,072

CASH AT BEGINNING OF PERIOD	468,776	64,074

CASH AT END OF PERIOD	$510,093	$548,146

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,067	$-
Cash paid for income tax	$1,037	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$1,000,000	$-
Convertible accrued interest converted to common stock	$47,836	$-
Embedded conversion option liability recorded as debt discount	$-	$18,480

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiaries, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. The Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Envision's products deliver multiple layers of value such as architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking existed previously.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2012 and 2011, and our financial position as of March 31, 2012, have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011.  The December 31, 2011 consolidated balance sheet is derived from those statements.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2012. As of March 31, 2012, there was $152,698 greater than the federally insured limits.

Concentration of Accounts Receivable

As of March 31, 2012, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	48%
Customer B Customer C	25% 22%

Concentration of Revenues

For the three months ended March 31, 2012, customers that each represented more than 10% of our net revenues were as follows:

Customer A	60%
Customer B	25%
Customer C	14%

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2012 and December 31, 2011 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At March 31, 2012, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2012
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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components.  Management will, at that time, estimate any potential future liability related to such warranties and record a liability for such occurrences.

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

Convertible debt convertible into 6,954,509 common shares, options to purchase 23,355,292 common shares and warrants to purchase 10,605,969 common shares were outstanding at March 31, 2012.  These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2012 because the effects would have been anti-dilutive.  These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2012, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three period ended March 31, 2012 that effect the consolidated financial position of the Company or the results of its’ operations.  Any Accounting Standard Updates which are not effective until after March 31, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

2.           GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2012, the Company had net losses of $983,959 (which includes stock based compensation of $247,596). Additionally, at March 31, 2012, the Company had a working capital deficit of $2,326,520, an accumulated deficit of $23,324,419 and a stockholders’ deficit of $2,198,131.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision is pursuing a capital raise to raise at least an additional $2,000,000 during the next few months. Envision also intends to renegotiate the debt instruments that currently become due in December 2012. Further, the Company has previously contracted projects that are ongoing and continues to seek out new contracts and projects that will provide additional revenues and operating profits.  All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.           CONVERTIBLE NOTE PAYABLE - RELATED PARTY

During 2009, John Evey advanced $50,000 in March and $50,000 in September to the Company.  On October 1, 2009, the Company executed a 10% convertible promissory note for $102,236, which included the total $100,000 principal advanced plus $2,236 of accrued interest.  This note was originally due December 31, 2010 and is convertible into common shares at $0.33 per share.  There was no beneficial conversion feature at the note date.   This note is subordinate to the Gemini Master Funds notes. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision.

On December 31, 2010, the Company entered into an extension agreement to extend the maturity date of the note to December 31, 2011.  As part of this agreement, all accrued and unpaid interest, amounting to $12,779, was capitalized into the note balance along with an extension fee of $7,668. Such extension fee, recorded as a debt discount, was amortized to interest expense over the then remaining term of the note.  Additionally, as a result of this note modification, $44,181 of embedded conversion option based effective interest (due to the increase in value of the embedded conversion option) was recorded as debt discount and was also amortized over the then remaining term of the note.

Effective December 31, 2011, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2012.  There were no additional fees or discounts associated with this extension.  Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of March 31, 2012 is $122,683.  The note continues to bear interest at a rate of 10% and all interest is paid in full as of March 31, 2012. (See note 9)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

4.           CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of March 31, 2012, the following summarizes amounts owed under short-term convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$-	$100,000
Gemini Master Fund – Second Amended Note and Note Five	$1,190,307	$460,586	$729,721
Gemini Master Fund – Note 2010-3	$65,635	$25,397	$40,238
	$1,355,942	$485,983	$869,959

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space.  The interest is 10% per annum with the note principal and interest originally due December 18, 2010.  However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note.  This note is subordinate to all existing senior indebtedness of the Company.  This note is convertible at $0.33 per share.  There was no beneficial conversion feature at the note date.  On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance.  As a result of this extension, the Company recorded $18,480 of embedded conversion option based effective interest in March 2011 which was recorded as debt discount and amortized over the then remaining term of the note. Effective December 31, 2011, the Company entered into a further modification extending the term of the note to December 31, 2012.  Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of March 31, 2012 is $100,000 with accrued and unpaid interest amounting to $22,849.  The interest on the note continues to accrue at a rate of 10%.

Gemini Second Amended Note and Note Five

Prior to and as of December 31, 2010, the Company had entered into a series of convertible notes payable and modifications of such convertible notes amounting to a combined balance of $1,057,572.  Interest under these notes was due on the first business day of each calendar quarter, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity.  The note carries a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock at $0.25 per share.  With regard to this conversion feature, the conversion rights contain price protection whereby if the Company sold equity or converted existing instruments to common stock at a price less than the $0.25 conversion price, the conversion price will be adjusted downward to the sale price.  Furthermore, if the Company issued new rights, warrants, options or other common stock equivalents at an exercise price less than the $0.25 conversion price, then the conversion price shall be adjusted downward to a new price based on a stipulated formula.  The holder may not convert the debt if it results in the holder beneficially holding more than 4.9% of the Company common stock.  These notes bear interest at a rate of 12% per annum.  These notes were to become due on December 31, 2011.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

Prior to June 30, 2010 all shares underlying the Gemini Master Fund convertible debt were subject to a lock-up agreement, and the shares were not easily convertible to cash thus, the embedded conversion option did not need to be bifurcated and recorded as a fair value derivative due to the price protection provision in the notes, which state the conversion price of the notes will be adjusted downward to match any lower price for which the Company issues subsequent shares.  Subsequent to June 30, 2010, such lock-up provisions expired and as such, the Company determined that the embedded conversion option met the definition of a derivative liability and thus must be bifurcated and recorded as a fair value derivative. On July 1, 2010 the Company established an embedded conversion option liability of $868,591 for the above mentioned Gemini debt and as of December 31, 2010, the Company had amortized all $868,591 of such debt discount to interest expense.

As of December 31, 2010, as a result of the note modification at this time, $360,895 of embedded conversion option based effective interest (due to the increase in the value of the embedded conversion option) was recorded as debt discount and was amortized over the then remaining term of the debt.  This effective interest also increased the fair value of the derivative liability by the same $360,895 amount as of this date.

On December 31, 2011, the Company entered into a further extension and amendment agreement modifying certain terms of the notes.  The interest rate was reduced to 10%; the conversion price was reduced from $0.25 to $0.20; and the term was extended to December 31, 2012.  These changes were accounted for as a debt modification but not as a debt extinguishment.  As a result of this transaction, the Company has recorded $614,114 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan.  Further, at the modification date, $132,736 of accrued interest was added to the loan balance. At March 31, 2012, the notes had a total balance of $1,190,307, and a net balance of $729,721.

Gemini Note 2010-3

On April 22, 2010, the Company entered into a separate  non-secured note with Gemini Master Fund, LTD, Note No. 2010-3, for $50,000.  This note bears interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning July 1, 2010, with the note originally maturing on August 20, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%.  On December 31, 2010, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011.  As a part of this agreement, all accrued and unpaid interest amounting to $4,247 was capitalized into the note balance along with an extension fee of $4,069.  Such extension fee, recorded as debt discount, was amortized to interest expense over the then remaining term of the note.

On December 31, 2011, the Company entered into an agreement to modify the terms of this note.  As a result of this modification, the maturity date of the note was extended to December 31, 2012; the per annum interest rate of the note was lowered to 10%; and the note became convertible with a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock of the Company at $0.20 per share.  All terms related to the conversion process are deemed to be the same terms as the other Gemini notes discussed above. All other terms of the original note remain the same.  These changes were accounted for as a debt modification but not a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative.  As a result of this transaction, the Company has recorded $33,863 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan.  Further, at the modification date, $7,319 of accrued interest was added to the loan balance. At March 31, 2012, the note had a total balance of $65,635, and a net balance of $40,238.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

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

On March 22, 2012, the Company entered into an amendment with Mr. Hickson related to this note.  The amendment amended the terms of the note allowing for the conversion of any accrued and unpaid interest to convert to common stock at an exercise price equal to the market price of our common stock on the day of conversion.  Further on March 22, 2012, Mr. Hickson provided notice to the Company to convert his entire principal and accrued interest into common stock of the Company.  As such, the Company issued 3,448,276 shares of common stock at $0.29 (based on contractual terms of the note) related to the principal and 199,315 shares of common stock at $0.24 (based on market price at time of transaction) for interest or a total of 3,647,591 shares of common stock in retirement of all outstanding obligations related to this convertible note.  All remaining debt discount has been expensed to interest in accordance with ASC 470-20-40-1.  There was no gain or loss recorded on this transaction. (See note 7 and 9)

Fair Value Measurements – Derivative liability:

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2012:

	Carrying Value at	Fair value Measurements at March 31, 2012
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Embedded Conversion Option Liability	$866,212	$-	$-	$866,212

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

The following is a summary of activity of Level 3 liabilities for the period ended March 31, 2012:

Balance December 31, 2011	$647,977
Change in Fair Value	$218,235
Balance March 31, 2012	$866,212

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at March 31, 2012:

Assumptions
Expected term	0.75
Expected Volatility	105.54%
Risk free rate	0.21%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three month period ended March 31, 2012.

5.           NOTES PAYABLE

As of December 31, 2010, the Company had an outstanding Promissory Note with one of its vendors that was entered into in exchange for the vendor cancelling its open invoices to the Company. The original loan amount was for $160,633 and bears interest at 10%.  The note can be converted only at the option of the Company, at any time, into common stock with a conversion price of $0.33 per share. The note, plus the accrued interest is all due and payable on December 31, 2011.  In May, 2011, the Company made a partial conversion of this note into 100,000 shares of common stock.  The Company recorded a payment of interest of $17,384, a reduction of outstanding debt of $15,616 and a loss on the settlement of debt of $2,000 related to this transaction.  The note, plus the accrued interest was due and payable on December 31, 2011.  Effective December 31, 2011, the Company entered an amendment to this note extending the maturity date of the note to December 31, 2012.  No other terms of the note were changed.  As of March 31, 2012, the note had a remaining balance due of $145,017 and accrued but unpaid interest of $10,886. (See note 10)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

6.           COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office for approximately $6,140 per month.  Subsequent to December 31, 2007, the Company entered into an amended lease agreement at the same location in order to expand operations.  The new lease had a commencement date of April 1, 2008 and is for a period of three years with an escalating annual base rent beginning at $16,505.  During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments.  In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims.  The total obligation amounts to $115,358 including interest, as of March 31, 2012.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc.  The terms of the settlement stipulate that the Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $187,667 at March 31, 2012.  In October 2011, this same vendor filed a new lawsuit in an attempt to entwine Envision Solar International, Inc. (the parent company) and effectively force payment from the parent.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through March 31, 2012. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of March 31, 2012.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

7.            COMMON STOCK

Stock issued for conversion of convertible debt

On March 22, 2012, Mr. Hickson provided notice to the Company to convert his entire principal and accrued interest of his outstanding convertible note into common stock of the Company.  As such, the Company issued 3,448,276 shares of common stock at $0.29 (based on contractual terms of the note) related to the principal and 199,315 shares of common stock at $0.24 (based on market price at time of transaction) for interest or a total of 3,647,591 shares of common stock in retirement of all outstanding obligations related to this convertible note. (See note 4)

8.            STOCK OPTIONS AND WARRANTS

Stock Options

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

During the three months ended March 31, 2012 and 2011, the Company recorded stock option based compensation of $207,921 and $10,440, respectively.

Warrants

In conjunction with the conversion of the Hickson convertible promissory note (see note 4) the Company paid a cash fee of $40,000 and an issuance of 68,966 warrants, each with a 5 year term and an exercise price of $0.29, for a total warrant valuation of $12,274 based on the Black-Scholes pricing model to Allied Beacon, the registered placement agent of the note.  The assumptions used in the valuation of these warrants include volatility of 105.82%; expected dividends of 0.0%; a discount rate of 0.214%; and a term of 5 years.  These fees were expensed to interest at the conversion date.  Jay Potter, our director, is a registered representative of Allied Beacon. (See note 9)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

9.            RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

At March 31, 2012, the Company had $109,145 of accounts payable to related parties.

Notes Payable to Director

During 2009, John Evey advanced $100,000 and the Company executed a 10% convertible promissory note for such balance.  Through a series of amendments, accrued interest and other fees were added to the note balance and the note was extended to become due December 31, 2012.  On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision.  The balance of the note as of March 31, 2012 is $122,683.  The note continues to bear interest at a rate of 10% and all interest is paid in full as of March 31, 2012. (See note 3)

Other

On March 22, 2012, the Company entered into an investment banking services agreement with Allied Beacon, a registered broker dealer firm for which Jay Potter, our director, is a registered representative, to assist the Company raise capital in a private placement.  Allied Beacon will receive a cash payment of 8% of investment proceeds (but also can be taken in common stock at the election of Allied Beacon) and an additional 5% payment in equivalent warrants to purchase the Company’s common stock, each with 5 year terms and an exercise price of 110% of the selling price of the common stock in the offering. (See note 10)

In conjunction with the conversion of the Hickson convertible promissory note (see note 4) the Company paid a cash fee of $40,000 and an issuance of 68,966 warrants, each with a 5 year term and an exercise price of $0.29, for a total warrant valuation of $12,274 based on the Black-Scholes pricing model to Allied Beacon, the registered placement agent of the note.  Jay Potter, our director, is a registered representative of Allied Beacon. (See note 6 and 7)

In August 2011, the Company issued 600,000 warrants, each with a five year term and exercise price of $0.25, for investor relations and financial advisory services to a Company controlled by Jay Potter, our Director.  These warrants, valued at $119,360 using the Black-Scholes valuation methodology, were expensed over the six month term of the agreement.

10.           SUBSEQUENT EVENTS

Subsequent to March 31, 2012 pursuant to a private placement, the Company issued 3,800,000 shares of common stock for cash with a per share price of $0.25 per share or $950,000.  The Company incurred $76,000 of capital raising fees that were paid in cash to American beacon, our placement agents, and will be charged to additional paid-in capital in the period.  Further, the Company is obligated to issue 190,000 warrants, each with an exercise price of $0.275 and 5 year term, to Allied Beacon, the placement agents.  Jay Potter, our Director, is a registered representative of Allied Beacon. (See note 9)

In April 2012, the Company issued 100,000 shares of its common stock as a partial conversion of a note payable balance.  The Company will record a reduction of accrued interest of $10,886, a reduction of outstanding debt of $22,114 and a gain on the settlement of debt of $4,000 related to this transaction. (See note 5)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW:

Company History

Prior to February 11, 2010, we were a “shell company”, as defined by the Securities and Exchange Commission, without material assets or activities. On February 11, 2010, we completed a merger pursuant to which a wholly owned subsidiary of ours merged with and into Envision Solar International, Inc., a California corporation ("Envision CA"), with Envision being the surviving corporation and becoming our wholly owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (hereinafter, with its subsidiaries, “Envision,” “Company,” “us,” “we” or “our”). In connection with this merger, we discontinued our former business and succeeded to the business of Envision as our sole line of business. The merger is being accounted for as a recapitalization, with Envision deemed to be the accounting acquirer and Casita Enterprises, Inc. ("Casita") the acquired company. Accordingly, Envision’s historical financial statements for periods prior to the merger have become those of the registrant (Casita) retroactively restated for, and giving effect to, the number of shares received in the merger. The accumulated earnings of Envision were also carried forward after the acquisition.

Overview

Envision is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Management believes that Envision's products deliver multiple layers of value such as architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking previously existed.

Products and Technologies

The Company's unique, patented Solar Tree® structure has been in deployment and consistent improvement for over six years. During 2010, the Solar Tree® structure was redesigned from the ground up to incorporate all of the best attributes of previous designs. Management believes that the resulting product has become the standard of quality in solar shaded parking and while there are an increasing number of competitors in the space, management believes there is no competing product which includes all of the important attributes of the Solar Tree® structure. Management believes that it is the only single column, bio mimicked, architectural solar support structure designed specifically for parking lots.

The Company has recently launched and added EnvisionTrak™, its proprietary and patent pending tracking solution to the Solar Tree® structure, furthering the unique nature of the product and management believes increasing the Company's technological lead within the industry. EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and computer controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry,  management believes that EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its spatial alignment with the parking spaces below. This is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of most local codes to have restricted overhead clearance in the drive aisles. It is anticipated that EnvisionTrak™ will increase electrical production between 18% and 25%, but perhaps a greater value is the high visual appeal created by an entire parking lot full of Solar Tree® structures which are tracking the sun in perfect synchronicity.

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

Envision products are produced integrating only the highest quality components available. The Company's production philosophy is to invest in quality design, components and integration so as to ensure the lowest costs of warranty and service in the industry, while maintaining and growing a brand which management believes is already recognized as one of the leading producers of the highest quality solar products available.

Envision leverages a combination of in-house and outsourced resources to create its products. Management believes that the Company has significant operating leverage through the deliberate separation of intellectual property creation (in-house) and the actual physical fabrication and deployment of the Company's products (outsourced). All intellectual property is developed in-house by the Company's architects, engineers and designers. Product designs are then vetted by third party structural and electrical engineering firms which ensure that the liabilities for the structural and electrical elements are carried by other insured parties. Architectural, structural and electrical design elements are combined into shop and deployment documents which are then exported to a vetted, qualified stable of fabrication and deployment resources. The growth which the Company anticipates in the coming periods is attainable through this highly scalable model. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company has created are highly detailed and explanatory, thus management believes enabling a growing pool of qualified sub contracted resources to facilitate the fabrication and deployment of the products without being dilutive to quality. The Company places very high emphasis on qualifying and vetting sub contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

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

Envision's products have been created from a foundation of solar architecture and industrial design, long-term experience in the building and construction industries, along with innovative building systems technology. The technology component resides in various patented and patent-pending intellectual properties. Management believes innovation is a key differentiator for the Company.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period.  As the Company expands its product offerings, it will offer expanded warranties on certain components.   In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2012, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Changes in Accounting Principles.  No significant changes in accounting principles were adopted during the three months ended March 31, 2012.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue.   For the three months ended March 31, 2012, our revenue was $308,715 compared to $268,488 for the same period in 2011.  During 2010, the Company underwent a restructuring and elected to divert its internal resources to the successful execution of the restructuring and the merger, as well as to creating a foundation from which it could take advantage of the pipeline it had developed for product and service sales in future periods.  This restructuring and rebuilding created a situation where our contracted base of business was minimal heading into 2011.  Revenues in 2011 resulted from one deployment occurring in the period.  Revenues in 2012 were primarily the result of the successful completion of three significant projects where the majority of the construction was completed prior to the 2011 year end.

Gross Profit.  For the three months ended March 31, 2012, we had a gross profit of $145,971 compared to a gross loss of $4,150 for the same period in 2011.   The loss in 2011 was associated with one specific project and was attributable to two contributing factors: (i) inaccurate cost estimating in pricing exercises performed prior to the Company's restructuring efforts and (ii) unforeseen site conditions which increased the costs of completion.  The project was sold in 2010 but completed in the three months ended March 31, 2011.   This increase in gross profit during the three months ended March 31, 2012 was a direct result of the improvements in cost estimation and project delivery execution. Further, as a function of the project closeouts in 2012, we were able to recognize improvements in our gross margins as previously estimated expenses were avoided through improved execution and project management.

Operating Expenses.  Total operating expenses were $576,673 for the three months ended March 31, 2012, compared to $486,491 for the same period in 2011.  This increase was primarily due to non cash expense related to stock based compensation which increased over $222,000 to $235,322 in 2012.  This increase was offset by reductions of labor based expense of approximately $37,000, a reduction of travel costs of approximately $7,000 and a reduction of other general expenses of approximately $68,000 which was the result of one time charges incurred in 2011 resulting from a legal settlement.  Further, in 2012, we experienced an increase in rent expense amounting to approximately $10,000, and although the expense related to consultants stayed fairly flat, year over year, the mix of consulting expense moved from architectural and legal to financial advisory services.

 Gain on Debt Settlement.  We recorded a gain on debt settlement of $20,769 for the three month period ended March 31, 2012 related to a settlement of a specific vendor payable.  No such amounts were recorded or settled in the same period in 2011.

Interest Expense.  Interest expense was $355,156 for the three months ended March 31, 2012 compared to $171,898 for the same period in 2011. The increase was derived from increased amortization of debt discount in the period ended March 31, 2012 as it related to the embedded conversion option derivative components of the debt instruments.  Further, during the period ended March 31, 2012, a $1,000,000 convertible note payable, originally due December 31, 2012, was converted into equity.  As a part of this conversion, the Company expensed to interest certain loan origination fees associated with the note as well as additional fees that were due on the note’s conversion.  Direct coupon interest related to loans increased from $43,398 in the period ended March 31, 2011 to $60,233 in the period ended March 31, 2012 as a result of increased debt in the period.

Change in Fair Value of Embedded Conversion Option Liability.  We incurred expenses of $218,235 during the three month period ended March 31, 2012 compared to expenses of $663,848 during the same period in 2011.  This expense was a result of adjusting the fair value of our derivative liabilities to market as calculated using the Black-Scholes option pricing model.  The loss arose due to the gain in the market price of our securities during the period which ultimately result in a larger premium value of defined conversion benefits in the debt instruments.

Net Earnings (loss).  We had a net loss of $983,959 for the three months ended March 31, 2012 compared to a net loss of $1,327,987 for the same period in 2011.  All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At March 31, 2012, we had cash of $510,093. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities provided cash from operations of $41,317 for the three months ended March 31, 2012, compared to cash used in operations of $515,952 for the same period in 2011. The principal elements of cash flow from operations for the three months ended March 31, 2012 included a net loss of $983,959 offset by depreciation expense of $16,904, stock option-based compensation expense of $207,921, the non cash amortization of debt discount of $188,270, the non cash amortization of prepaid expenses paid in common stock of $27,401, the non cash amortization of debt issue costs of $30,480,  the non cash charge of $218,235 for the increase in fair value of the embedded conversion option liabilities, a decrease in accounts receivable of $1,257,640, an increase in accrued expenses of  $97,894,  a non cash gain on settlement of $20,769, an decrease in accounts payable of $801,621,  a decrease of billings in excess of costs and estimated earnings on uncompleted contacts of $102,921, and an increase in other working capital components of approximately $100,000.

Cash received from our financing activities was $0 for the three months ended March 31, 2012, compared to cash received of approximately $1,000,000 during the same period in 2011.  This  decrease in cash received from financing activities is due to the fact that the Company did not raise equity financing through the sale of common stock during the three months ended March 31, 2012.

As of March 31, 2012, current liabilities exceeded current assets by approximately $2,327,000. Current assets decreased from $2,000,191 at December 31, 2011 to $859,815 at March 31, 2012 while current liabilities decreased to $3,186,335 at March 31, 2012 from $4,658,167 at December 31, 2011.  During the three month period ended March 31, 2012, accounts receivable decreased from $1,444,974 to $187,334 while accounts payable decreased from $1,513,691 to $691,301.  These changes were derived from the collection of billings related to the projects that were in full deployment at the end of 2011 and the use of such funds to pay down the bills associated with these same deployments.  Additionally, related to liabilities, the Company converted a $1,000,000 convertible note payable to common stock in the period thus resulting in a reduction in such amounts owed.  Approximately 188,000 of debt discount was amortized in the period.  Further, the embedded conversion option liability increased from $647,977 at December 31, 2011 to $866,212 at March 31, 2012 as a function of the increased market valuation of our publically traded stock between these two dates.

Management believes that changes in the operations of the Company will allow it to execute on the strategic plan and enable it to experience profitable growth in the future. Those changes are: addition of sales personnel and independent sales channels, management of overhead costs, process improvements, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities.  Management believes that these changes in the operational structure and management of the Company will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and continue the Company's growth. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company is in the process of seeking additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  The Company will attempt to renegotiate the maturity dates of its current debt financings, but there is no assurance that these efforts will be successful.  In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although recent operational and business development changes are causing this situation to improve.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2011, we had identified the following material weaknesses which still exist as of March 31, 2012 and through the date of this report:

As of March 31, 2012, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We continued to carry out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our internal controls over financial reporting as of March 31, 2012.  Based on this assessment, management believes that, as of March 31, 2012, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012, based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time.  The following is a list of ongoing litigation matters:

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc.  The terms of the settlement stipulate that Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest.  The Company has accrued payables to this vendor representing the settlement amount and accrued interest of $187,667 at March 31, 2012.  In October 2011, this same vendor filed a new lawsuit in an attempt to entwine Envision Solar International, Inc. (the parent company) and effectively force payment from the parent.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 22, 2012, the holder of a convertible promissory note provided notice to the Company to convert the entire principal and accrued interest of such outstanding convertible note into common stock of the Company.  As such, the Company issued 3,448,276 shares of common stock at $0.29 (based on contractual terms of the note) related to the principal and 199,315 shares of common stock at $0.24 (based on market price at time of transaction) for interest or a total of 3,647,591 shares of common stock, retiring all outstanding obligations related to this convertible note.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

Envision Solar International, Inc.

Dated: May 15, 2012	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2012	By:	/s/ Robert Noble
Robert Noble, Executive Chairman

Dated: May 15, 2012	By:	/s/ Jay S. Potter
Jay S. Potter, Director

Dated: May 15, 2012	By:	/s/ John Evey
John Evey, Director