Form 10-Q
period 2012-06-30
Envision Solar International, Inc.
filed 2012-08-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2012

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	26-1342810 (IRS Employer ID Number)

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of August 14, 2012 was 57,385,109.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets
Cash	$1,048,855	$468,776
Accounts Receivable, net	76,413	1,444,974
Prepaid and other current assets	47,243	43,861
Costs and estimated earnings in excess of billings on uncompleted contracts	73,833	42,580
Total Current Assets	1,246,344	2,000,191

Property and Equipment, net	112,330	142,136

Other Assets
Debt issue costs, net	–	30,480
Deposits	9,407	3,157
Total Other Assets	9,407	33,637

Total Assets	$1,368,081	$2,175,964

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$589,796	$1,513,691
Accounts Payable - Related Parties	–	109,145
Accrued Expenses	228,190	179,774
Accrued Rent	117,713	113,004
Sales Tax Payable	36,828	42,266
Billings in excess of costs and estimated earnings on uncompleted contracts	–	102,921
Convertible Note Payable -Related Party	122,683	122,683
Notes Payable	122,903	145,017
Convertible Notes Payable, net of discount of $323,989 and $674,254 at June 30, 2012 and December 31, 2011 respectively	1,031,953	1,681,689
Embedded Conversion Option Liability	341,637	647,977

Total Current Liabilities	2,591,703	4,658,167

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 57,385,109 and 49,405,732 shares issued or issuable and outstanding at June 30, 2012 and December 31, 2011, respectively	57,385	49,406
Additional Paid-in-Capital	22,278,817	19,808,851
Accumulated Deficit	(23,559,824)	(22,340,460)

Total Stockholders' Deficit	(1,223,622)	(2,482,203)

Total Liabilities and Stockholders' Deficit	$1,368,081	$2,175,964

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$111,793	$299,896	$420,508	$568,384

Cost of Revenues	75,054	201,216	237,798	473,854

Gross Profit	36,739	98,680	182,710	94,530

Operating Expenses (including employee stock option expense of $415,841 and $20,880 for the six months ended June 30, 2012 and 2011, respectively)	599,692	568,099	1,176,365	1,054,590

Loss From Operations	(562,953)	(469,419)	(993,655)	(960,060)

Other Income (Expense)
Other Income	737	446	938	446
Gain on Debt Settlement	7,426	33,602	28,195	33,602
Interest Expense	(205,156)	(178,128)	(560,312)	(350,026)
Change in fair value of embedded conversion option liability	524,575	994,984	306,340	331,136
Total Other Income (Expense)	327,582	850,904	(224,839)	15,158

Income (Loss) Before Income Tax	(235,371)	381,485	(1,218,494)	(944,902)

Income Tax Expense	34	35	870	1,635

Net Income (Loss)	$(235,405)	$381,450	$(1,219,364)	$(946,537)

Net Income (Loss) Per Share- Basic	$–	$0.01	$(0.02)	$(0.02)

Weighted Average Shares Outstanding- Basic	56,696,863	47,453,033	53,231,673	45,777,087

Net Income (Loss) Per Share- Diluted	$–	$0.01	$(0.02)	$(0.02)

Weighted Average Shares Outstanding- Diluted	56,696,863	56,068,119	53,231,673	45,777,087

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,219,364)	$(946,537)
Adjustments to Reconcile Net loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	34,019	32,514
Warrants issued as debt issuance fees	12,274	–
Common stock issued for services	6,993	1,458
Amortization of prepaid expenses paid in common stock	27,401	4,696
Gain on debt settlement,net	(28,195)	(33,602)
Compensation expense related to grant of stock options	415,841	20,880
Change in fair value of embedded conversion option liability	(306,340)	(331,136)
Amortization of debt issue costs	30,480	–
Amortization of debt discount	350,265	251,458
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,368,561	(47,925)
Prepaid expenses and other current assets	(30,783)	(27,751)
Costs in excess of billings on uncompleted contracts	–	(7,916)
Costs and estimated earnings in excess of billings on uncompleted contracts	(31,253)	(197,003)
Deposits	(6,250)	239
Increase (decrease) in:
Accounts Payable	(899,700)	14,253
Accounts Payable - related party	(109,145)	(7,512)
Accrued expenses	107,138	115,520
Accrued rent	4,709	4,709
Sales tax payable	(5,438)	–
Billings in excess of costs on uncompleted contracts	(102,921)	–
Billings in excess of costs and estimated earnings on uncompleted contracts	–	(5,801)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(381,708)	(1,159,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,213)	–
NET CASH USED IN INVESTING ACTIVITIES	(4,213)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	1,050,000	1,717,251
Payments of offering costs related to sale of common stock	(84,000)	(254,515)
NET CASH PROVIDED BY FINANCING ACTIVITIES	966,000	1,462,736

NET INCREASE IN CASH	580,079	303,280

CASH AT BEGINNING OF PERIOD	468,776	64,074

CASH AT END OF PERIOD	$1,048,855	$367,354

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,134	$5,112
Cash paid for income tax	$1,071	$1,635

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$1,000,000	$–
Convertible accrued interest converted to common stock	$47,836	$–
Common stock issued for debt settlement	$29,000	$120,613
Common stock issued as interest settlement	$–	$17,384
Embedded conversion option liability recorded as debt discount	$–	$18,480

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2012 and 2011, and our financial position as of June 30, 2012, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Principals of Consolidation

The unaudited consolidated financial statements include the accounts of Envision Solar International, Inc. and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2012. As of June 30, 2012, there was $551,933 greater than the federally insured limits.

Concentration of Accounts Receivable

As of June 30, 2012, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	55%
Customer B	29%
Customer C	13%

Concentration of Revenues

For the six months ended June 30, 2012, customers that each represented more than 10% of our net revenues were as follows:

Customer A	45%
Customer B	23%
Customer C	15%
Customer D	12%

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2012 and December 31, 2011 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At June 30, 2012, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

Convertible debt convertible into 7,349,215 common shares, options to purchase 23,355,292 common shares and warrants to purchase 10,152,398 common shares were outstanding at June 30, 2012. These shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2012 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2012, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three and six period ended June 30, 2012 that effect the consolidated financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after June 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

2.	GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2012, the Company had net losses of $1,219,364. Additionally, at June 30, 2012, the Company had a working capital deficit of $1,345,359, an accumulated deficit of $23,559,824 and a stockholders’ deficit of $1,223,622. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision is pursuing a capital raise to raise at least an additional $2,000,000 during the next several months. Envision also intends to renegotiate the debt instruments that currently become due in December 2012. Further, the Company has previously contracted projects that are ongoing and continues to seek out new contracts and projects that will provide additional revenues and operating profits. All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital.

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

Effective December 31, 2011, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2012. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of June 30, 2012 is $122,683. The note continues to bear interest at a rate of 10% and all interest is paid in full as of June 30, 2012. (See note 9)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

4.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of June 30, 2012, the following summarizes amounts owed under short-term convertible notes:

	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Note and Note Five	$1,190,307	$307,057	$883,250
Gemini Master Fund – Note 2010-3	$65,635	$16,932	$48,703
	$1,355,942	$323,989	$1,031,953

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share. There was no beneficial conversion feature at the note date. On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance. As a result of this extension, the Company recorded $18,480 of embedded conversion option based effective interest in March 2011 which was recorded as debt discount and amortized over the then remaining term of the note. Effective December 31, 2011, the Company entered into a further modification extending the term of the note to December 31, 2012. Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of June 30, 2012 is $100,000 with accrued and unpaid interest amounting to $25,342. The interest on the note continues to accrue at a rate of 10%.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

On December 31, 2011, the Company entered into a further extension and amendment agreement modifying certain terms of the notes. The interest rate was reduced to 10%; the conversion price was reduced from $0.25 to $0.20; and the term was extended to December 31, 2012. These changes were accounted for as a debt modification but not as a debt extinguishment. As a result of this transaction, the Company has recorded $614,114 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan. Further, at the modification date, $132,736 of accrued interest was added to the loan balance. At June 30, 2012, the notes had a total balance of $1,190,307, and a net balance of $883,250, and accrued interest of $60,259.

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

On December 31, 2011, the Company entered into an agreement to modify the terms of this note. As a result of this modification, the maturity date of the note was extended to December 31, 2012; the per annum interest rate of the note was lowered to 10%; and the note became convertible with a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock of the Company at $0.20 per share. All terms related to the conversion process are deemed to be the same terms as the other Gemini notes discussed above. All other terms of the original note remain the same. These changes were accounted for as a debt modification but not a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company has recorded $33,863 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan. Further, at the modification date, $7,319 of accrued interest was added to the loan balance. At June 30, 2012, the note had a total balance of $65,635, a net balance of $48,703, and accrued interest of $3,323.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2012:

	Carrying Value at	Fair value Measurements at June 30, 2012
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Embedded Conversion Option Liability	$341,637	$–	$–	$341,637

The following is a summary of activity of Level 3 liabilities for the period ended June 30, 2012:

Balance December 31, 2011	$647,977
Change in Fair Value	$218,235
Balance March 31, 2012	$866,212
Change in Fair Value	$(524,575)
Balance June 30, 2012	$341,637

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at June 30, 2012:

Assumptions
Expected term	0.50
Expected Volatility	110.38%
Risk free rate	0.21%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three and six month periods ended June 30, 2012.

5.	NOTES PAYABLE

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

In April 2012, the Company issued an additional 100,000 shares of common stock, with a conversion price of $0.33 per share, as a further partial conversion of the balances owed. The Company recorded a payment of interest of 10,886, a reduction of outstanding debt of $22,114, and a gain on settlement of debt of $4,000 related to this transaction. As of June 30, 2012, the note had a remaining balance due of $122,903 and accrued but unpaid interest of $3,064.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office for approximately $6,140 per month. Subsequent to December 31, 2007, the Company entered into an amended lease agreement at the same location in order to expand operations. The new lease had a commencement date of April 1, 2008 and is for a period of three years with an escalating annual base rent beginning at $16,505. During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments. In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims. The total obligation amounts to $117,713 including interest, as of June 30, 2012.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc. The terms of the settlement stipulate that Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest. In April 2012, the Company made a partial payment of the balance owed as a part of a further settlement with this vendor whereby the parties agreed to a future reduction of the amounts owed if and when the Company makes a future, predefined payment at any time prior to March 31, 2014. The Company has accrued payables to this vendor of $152,667 at June 30, 2012.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through June 30, 2012. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of June 30, 2012.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

7.	COMMON STOCK

Stock issued for conversion of convertible debt

On March 22, 2012, a lender provided notice to the Company to convert the entire principal and accrued interest of his outstanding convertible note into common stock of the Company. As such, the Company issued 3,448,276 shares of common stock at $0.29 (based on contractual terms of the note) related to the $1,000,000 of principal and 199,315 shares of common stock at $0.24 (based on market price at time of transaction) for the $47,836 of accrued interest or a total of 3,647,591 shares of common stock in retirement of all outstanding obligations related to this convertible note.

Stock Issued in Cash Sales

During the three months ended June 30, 2012 pursuant to private placements, the Company issued 4,200,000 shares of common stock for cash with a per share price of $0.25 per share or $1,050,000, and the Company incurred $84,000 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

In May 2012, the Company issued 31,786 shares of common stock with a per share value of $0.22 (based on market price at the time of the transaction) or $6,993, for professional services rendered. The shares were fully vested and expensed during the three months ended June 30, 2012.

Stock Issued in Settlement of Note Payable

In April 2012, the Company issued 100,000 shares of common stock with a per share value of $0.29 (based on market price at time of transaction) or $29,000 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $22,114, a reduction of accrued interest of $10,886 and a gain on debt settlement of $4,000 related to this transaction.

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

During the three and six months ended June 30, 2012, the Company recorded stock option based compensation expense of $207,921 and $415,841, respectively.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

Warrants

In conjunction with the conversion of the Hickson convertible promissory note in March 2012 (See note 7), the Company paid a cash fee of $40,000 and an issuance of 68,966 warrants, each with a 5 year term and an exercise price of $0.29, for a total warrant valuation of $12,274 based on the Black-Scholes pricing model to Allied Beacon, the registered placement agent of the note.  The assumptions used in the valuation of these warrants include volatility of 105.82%; expected dividends of 0.0%; a discount rate of 0.214%; and a term of 5 years.  These fees were expensed to interest at the conversion date.  Jay Potter, our director, is a registered representative of Allied Beacon. (See note 9)

As a part of the Company’s private placement, the Company issued 210,000 warrants in 2012 to the placement agents.  These warrants, valued at $30,590, are exercisable for 5 years at an exercise price of $0.275. There was no financial statement accounting effects for the issuance of these warrants as the value has been fully charged to Additional Paid-in-Capital as an offering cost against the offering proceeds. (See note 9)

9.	RELATED PARTY TRANSACTIONS

Notes Payable to Director

During 2009, John Evey advanced $100,000 and the Company executed a 10% convertible promissory note for such balance. Through a series of amendments, accrued interest and other fees were added to the note balance and the note was extended to become due December 31, 2012. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision. The balance of the note as of June 30, 2012 is $122,683. The note continues to bear interest at a rate of 10% and all interest is paid in full as of June 30, 2012. (See note 3)

Other

On March 22, 2012, the Company entered into an investment banking services agreement with Allied Beacon, a registered broker dealer firm for which Jay Potter, our director, is a registered representative, to assist the Company raise capital in a private placement. The agreement calls for Allied Beacon to receive a cash payment of 8% of investment proceeds (but also can be taken in common stock at the election of Allied Beacon) and an additional 5% payment in equivalent warrants to purchase the Company’s common stock, each with 5 year terms and an exercise price of 110% of the selling price of the common stock in the offering. During 2012, the Company paid Allied Beacon $84,000 of cash fees and issued 210,000 warrants as payment under this agreement. (See notes 7 and 8)

In conjunction with the conversion of a convertible promissory note, the Company paid a cash fee of $40,000 and an issuance of 68,966 warrants, each with a 5 year term and an exercise price of $0.29, for a total warrant valuation of $12,274 based on the Black-Scholes pricing model to Allied Beacon, the registered placement agent of the note. Jay Potter, our director, is a registered representative of Allied Beacon. (See notes 7 and 8)

In August 2011, the Company issued 600,000 warrants, each with a five year term and exercise price of $0.25, for investor relations and financial advisory services to a Company controlled by Jay Potter, our Director. These warrants, valued at $119,360 using the Black-Scholes valuation methodology, were expensed over the six month term of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Envision Solar International, Inc. (hereinafter, with its subsidiaries, “Envision,” “Company,” “us,” “we” or “our”), the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.

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

OVERVIEW:

Company History

Prior to February 11, 2010, we were a “shell company”, as defined by the Securities and Exchange Commission, without material assets or activities. On February 11, 2010, we completed a merger pursuant to which a wholly owned subsidiary of ours merged with and into Envision Solar International, Inc., a California corporation ("Envision CA"), with Envision CA being the surviving corporation and becoming our wholly owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. In connection with this merger, we discontinued our former business and succeeded to the business of Envision as our sole line of business. The merger is being accounted for as a recapitalization, with Envision deemed to be the accounting acquirer and Casita Enterprises, Inc. ("Casita") the acquired company. Accordingly, Envision’s historical financial statements for periods prior to the merger have become those of the registrant (Casita) retroactively restated for, and giving effect to, the number of shares received in the merger. The accumulated earnings of Envision were also carried forward after the acquisition.

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

Products and Technologies

The Company's unique, patented Solar Tree® structure has been in deployment and consistent improvement for over six years. During 2010, the Solar Tree® structure was redesigned from the ground up to incorporate all of the best attributes of previous designs. Management believes that the resulting product has become the standard of quality in solar shaded parking and while there are an increasing number of competitors in the space, management believes there is no competing product which includes all of the important attributes of the Solar Tree® structure. Management believes that it is the only single column, bio-mimicked, architectural solar support structure designed specifically for parking lots.

The Company has recently launched and added EnvisionTrak™, its proprietary and patent-pending tracking solution to the Solar Tree® structure, furthering the unique nature of the product and, management believes, increasing the Company's technological lead within the industry. EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and computer controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, management believes that EnvsionTrak™ is the only tracking solution that causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its spatial alignment with the parking spaces below. This is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly with first responders such as fire trucks, in the drive aisles. It is a violation of most local codes to have restricted overhead clearance in the drive aisles. It is anticipated that EnvisionTrak™ will increase electrical production between 18% and 25%. Perhaps of even greater value is the high visual appeal created by an entire parking lot full of Solar Tree® structures that are tracking the sun in perfect synchronicity.

The Solar Tree® structure’s canopy measures 35'X35' and covers between six and eight parking spaces. Envision has also developed a single parking space version of the product that leverages the same technology, components, and architectural qualities, but is one tenth the size and less expensive. The Solar Tree® Socket is designed for tight locations and offers customer budget flexibility. It has been produced by the Company to broaden the addressable market for its technology.

Envision products are produced with only the highest quality components available. The Company's production philosophy is to invest in quality design, components and integration so as to ensure the lowest costs of warranty and service in the industry. By focusing on quality, Envision is maintaining and growing a brand that is already recognized as one of the leading producers of the highest quality solar products available.

Envision leverages a combination of in-house and outsourced resources to create its products. Management believes that the Company has significant operating leverage through the deliberate separation of intellectual property creation (in-house) and the actual physical fabrication and deployment of the Company's products (outsourced). All intellectual property is developed in-house by the Company's architects, engineers, and designers. Product designs are then vetted by third-party structural and electrical engineering firms which ensure that the liabilities for the structural and electrical elements are carried by other insured parties. Architectural, structural, and electrical design elements are combined into shop and deployment documents that are then exported to a vetted, qualified stable of fabrication and deployment resources. The growth that the Company anticipates in the coming periods is attainable through this easily scalable model. The products are standardized, scalable, and readily repeatable. The documentation and deployment processes that the Company has created are highly detailed and easy to understand, thereby enabling a growing pool of qualified, subcontracted resources to facilitate the fabrication and deployment of the products without diluting product quality. The Company places great emphasis on qualifying and vetting subcontracted resources because of the significant portion of the Company's shareholder value that is attributable to brand value.

The Company continues to bring engineering and design improvements to its products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to the sites with a regularly decreasing level of field installation activity required. This allows the Company to reduce risks associated with field work such as weather, labor deficiencies and accidents. Our strategy also enables us to control labor costs through mass production in a factory environment and the avoidance of prevailing wage, union, or other labor related conditions that are outside of the Company's control on deployment sites. This improvement in products, standardization, and modularization has enabled the Company to significantly reduce field deployment timeframes and has also contributed to the Company's continued ability to generate positive gross margins from the deployment of its latest generation of products.

Envision's products have been created from a foundation of solar architecture and industrial design, long-term experience in the building and construction industries, and innovative building systems technology. The technology component resides in various patented and patent-pending intellectual properties. Management believes innovation is a key differentiator for the Company.

Services

The Company manages and controls the entire turn-key deployment of its products from the initial site design work through architectural and entitlement drawings and supervision of the actual field activities performed by qualified subcontracted vendors. Increasingly, the Company's involvement in the deployments can be performed from its office locations. Design, engineering, entitlement, and program management are all conducted in the office while construction management is performed in the field to ensure that the highest standards and efficiencies are being met throughout the deployment. Nevertheless, as the products become more standardized and as they require fewer field activities to perform the deployments, so too does the level of Company field supervision decrease. That trend will allow the existing construction management skill sets resident at the Company to be leveraged over an increasing volume of deployments.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2012, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended June 30, 2012.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue.   For the three months ended June 30, 2012, our revenues were $111,793 compared to $299,896 for the same period in 2011.  During the period ended June 30, 2011, the revenues were primarily derived from two projects that were in field deployment stages during the period. Although the Company had a similar mix of projects under contract during the three months ended June 30, 2012, management elected to implement certain significant engineering improvements to the products which management believes will have a materially beneficial impact on the future efficiency and profitability of the deployments. These engineering improvements caused planned delays in production and therefore a significant proportion of project revenue originally anticipated in the period was delayed until a subsequent period. While these activities reduced the revenue during the period, management believes that the long-term prospects of the Company are significantly improved by the modularization of the products which will reduce the Company’s reliance on field installation activities and the risks and costs associated with such activities. Our management team continues to emphasize product improvements which allow for faster, more efficient deployments of the products which are designed to reduce risk and increase profitability as anticipated higher volumes of products are sold.

Gross Profit.  For the three months ended June 30, 2012, we had a gross profit of $36,739, or 33 percent of associated revenue compared to a gross profit of $98,680, also 33 percent of associated revenue, for the same period in 2011. The decrease in gross profit dollars during the three months ended June 30, 2012 was a direct result of the decreased revenues in the period. Gross profit percentages remained consistent during the periods and are a direct reflection of the successful efforts of management to create and maintain a culture of cost management and strict adherence to sound deployment disciplines as well as the continued emphasis of management on the modularization and systemization of our products and the use of best practices in field installation management leading to better cost control.

Operating Expenses.  Total operating expenses were $599,692 for the three months ended June 30, 2012 compared to $568,099 for the same period in 2011.  During the period ended June 30, 2012, the non cash employee stock option expense for previously issued stock options, included in these amounts, increased to $207,921 from $10,440 during the same period in 2011. This increase was offset by significant reductions of certain costs. Labor expenses were reduced in conjunction with the transition of our former CEO away from employment status. Travel expenses and certain other business development and marketing costs decreased in the period and additionally, there was a onetime charge of approximately $68,000 in 2011 related to a legal settlement. Research and development costs decreased by approximately $13,000. Further, consulting expense decreased approximately $16,000 in the period although the mix of consultants changed to more operational consulting as opposed to product development consulting. The Company did incur an additional $11,000 in expenses in the three months ended June 30, 2012 preparing for the 2012 annual shareholder meeting which expense did not occur in 2011.

Gain on Debt Settlement.  We recorded a gain on debt settlement of $7,426 for the three month period ended June 30, 2012 compared to a gain of $33,602 in the three month period ended June 30, 2011. These gains were the result of negotiated settlements and payments of various debts of the Company.

Interest Expense. Interest expense was $205,156 for the three months ended June 30, 2012 compared to $178,128 for the same period in 2011. The increase was primarily derived from increased amortization of debt discount in the period ended June 30, 2012 as it related to the embedded conversion option derivative components of the debt instruments. Direct coupon interest related to loans decreased from $43,470 in the period ended June 30, 2011 to $40,808 in the period ended June 30, 2012 as a result of a slight decrease in debt between the periods.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $524,575 during the three month period ended June 30, 2012 compared to a gain of $994,984 during the same period in 2011. This gain was a result of adjusting the fair value of our derivative liabilities to market as calculated using the Black-Scholes option pricing model. The gain arose due to the decline in the market price of our securities during the period which ultimately result in a smaller premium value of defined conversion benefits in the debt instruments.

Net Earnings (loss).  We had a net loss of $235,405 for the three months ended June 30, 2012 compared to net income of $381,450 for the same period in 2011. All significant elements deriving these losses have been discussed above.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue.   For the six months ended June 30, 2012, our revenues were $420,508 compared to $568,384 for the same period in 2011.  Consistent with the three month period ended June 30, 2012, the decrease in revenue was primarily derived from project timing as, during the 2012 period, management elected to implement certain significant engineering improvements to our products which management believes will have a materially beneficial impact on the future efficiency and profitability of deployments. These engineering improvements caused planned delays in production and therefore a significant proportion of project revenue originally anticipated in the period related to contracted projects was delayed until a subsequent period.

Gross Profit.  For the six months ended June 30, 2012, we had a gross profit of $182,710, or 43 percent of associated revenue, compared to a gross profit of $94,530, or 17 percent of associated revenue, for the same period in 2011. This increase in gross profit during the six months ended June 30, 2012 was a direct result of the original pricing and subsequent cost control on our active projects. During the period ended June 30, 2011, the Company executed on and completed a project that had an associated loss. This loss was attributable to two contributing factors: (i) inaccurate cost estimating in pricing exercises performed prior to the Company’s restructuring efforts and (ii) unforeseen site conditions which increased the costs of completion on the project. Management believes the Company has since made significant positive steps in improving these processes and creating a culture of cost management and a strict adherence to sound deployment disciplines so that we will continue to see improved margins from pricing through project execution phases. These improvements helped increase the gross profits on projects as experienced in the six month period ended June 30, 2012. Further, during the six month period ended June 30, 2012, we executed on a service contract that had a higher gross profit percentage than is typical of our installation projects.

Operating Expenses.  Total operating expenses were $1,176,365 for the six months ended June 30, 2012, compared to $1,054,590 for the same period in 2011.  During the six month period ended June 30, 2012, the non cash employee stock option expense, included in these amounts, increased to $415,841 from $20,880 during the same period in 2011. This increase was offset by significant reductions of certain costs. Labor expenses were reduced in conjunction with the transition of our former CEO away from employment status. Travel expenses and certain other business development and marketing costs decreased by approximately $100,000 during the six month period ended June 30, 2012. Research and development costs decreased by approximately $12,000. Additionally, there was a onetime charge of approximately $68,000 in 2011 related to a legal settlement. Further, consulting expense decreased approximately $16,000 in the period although the mix of consultants changed to more operational consulting as opposed to product development consulting. The Company did incur an additional $11,000 in expenses in the six months ended June 30, 2012 preparing for the 2012 annual shareholder meeting which expense did not occur in 2011.

 Gain on Debt Settlement.  We recorded a gain on debt settlement of $28,195 for the six month period ended June 30, 2012 compared to a gain of $33,602 in the six month period ended June 30, 2011. These gains were the result of negotiated settlements and payments of various debts of the Company.

Interest Expense. Interest expense was $560,312 for the six months ended June 30, 2012 compared to $350,026 for the same period in 2011. The increase was derived from an approximate $100,000 increase in the amortization of debt discount in the six month period ended June 30, 2012 as it related to the embedded conversion option derivative components of the debt instruments. Further, during the six month period ended June 30, 2012, a $1,000,000 convertible note payable, originally due December 31, 2012, was converted into equity. As a part of this conversion, the Company expensed to interest certain loan origination fees associated with the note as well as additional fees that were due on the note’s conversion. Direct coupon interest related to loans increased from $86,868 in the six month period ended June 30, 2011 to $101,041 in the six month period ended June 30, 2012, primarily as a result of increased average debt in the period which was subsequently converted to equity as previously discussed.

Net Earnings (loss).  We had a net loss of $1,219,364 for the six months ended June 30, 2012 compared to a net loss of $946,537 for the same period in 2011. All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At June 30, 2012, we had cash of $1,048,855. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $381,708 for the six months ended June 30, 2012, compared to cash used in operations of $1,159,456 for the same period in 2011. The principal elements of cash flow from operations for the six months ended June 30, 2012 included a net loss of $1,219,364 offset by depreciation expense of $34,019, the non cash stock option-based compensation expense of $415,841, the non cash amortization of debt discount of $350,265, the non cash amortization of prepaid expenses paid in common stock of $27,401, the non cash amortization of debt issue costs of $30,480, the non cash income of $306,340 for the decrease in fair value of the embedded conversion option liabilities, a decrease in accounts receivable of $1,368,561, an increase in accrued expenses of $107,138, a non cash gain on settlement of $28,195, a decrease in accounts payable of $899,700, a decrease in accounts payable – related party of $109,145,a decrease of billings in excess of costs and estimated earnings on uncompleted contacts of $31,253, and an decrease in other working capital components of approximately $70,000.

Cash received from our financing activities was $966,000 for the six months ended June 30, 2012 compared to cash received of approximately $1,463,000 during the same period in 2011.  This cash received from financing activities are monies invested into the Company through separate private financings that were open in each applicable period.

As of June 30, 2012, current liabilities exceeded current assets by approximately $1,350,000. Current assets decreased from $2,000,191 at December 31, 2011 to $1,246,344 at June 30, 2012, while current liabilities decreased to $2,591,703 at June 30, 2012 from $4,658,167 at December 31, 2011. Accounts receivable decreased from $1,444,974 at June 30, 2011 to $76,413 at June 30 2012, while accounts payable decreased from $1,513,691 at June 30, 2011 to $589,796 at June 30, 2012. These changes were primarily derived from the collection of billings related the projects that were in full deployment at the end of 2011 and the use of such funds to pay down the bills associated with these same deployments. Additionally, related to liabilities, the Company converted a $1,000,000 convertible note payable to common stock in the six month period ended June 30, 2012, thus resulting in a reduction in such amounts owed. Approximately $350,000 of debt discount was amortized in the period. Further, the embedded conversion option liability decreased from $647,977 at December 31, 2011 to $341,637 at June 30, 2012 as a function of the decreased market valuation of our publically traded stock between these two dates thus resulting in decreased premiums to be recognized in possible future conversions of certain portions of our convertible debt.

Management believes that changes in the operations of the Company will allow it to execute on its strategic plan and enable it to experience profitable growth in the future. Those changes are anticipated to include the following: addition of sales personnel and independent sales channels, management of overhead costs, process improvements, systemization of its products, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these changes in the operational structure and management of the Company will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and continue the Company's growth. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is in the process of seeking additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although recent capital raising successes along with operational and business development changes are causing this situation to improve.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2011, we had identified the following material weaknesses which still exist as of June 30, 2012 and through the date of this report.

As of June 30, 2012, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We continued to carry out an ongoing evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2012. Based on this assessment, management believes that, as of June 30, 2012, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012, based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing legal matters of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company issued 4,200,000 shares of common stock to fifteen different investors at a price of $0.25 per share in a private placement made pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The net proceeds of this private placement will be used for general working capital purposes.

In May 2012, the Company issued 31,786 shares of common stock with a per share value of $0.22 (based on market price at the time of the transaction) pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended, for professional services rendered.

In April 2012, the Company issued 100,000 shares of common stock with a per share value of $0.29 (based on market price at time of transaction) pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended, as a partial payment of outstanding debt.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer, (Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer, (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Noble	Dated: August 14, 2012
Robert Noble, Executive Chairman

By:	/s/ Jay S. Potter	Dated: August 14, 2012
Jay S. Potter, Director

By:	/s/ John Evey	Dated: August 14, 2012
John Evey, Director

