Form 10-Q
period 2012-09-30
Envision Solar International, Inc.
filed 2012-11-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2012

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of November 14, 2012 was 58,097,609.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets
Cash	$666,035	$468,776
Accounts Receivable, net	151,397	1,444,974
Inventory	9,244	–
Prepaid and other current assets	34,301	43,861
Costs and estimated earnings in excess of billings on uncompleted contracts	135,985	42,580
Total Current Assets	996,962	2,000,191

Property and Equipment, net	103,770	142,136

Other Assets
Debt issue costs, net	–	30,480
Deposits	9,407	3,157
Total Other Assets	9,407	33,637

Total Assets	$1,110,139	$2,175,964

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$702,606	$1,513,691
Accounts Payable - Related Parties	–	109,145
Accrued Expenses	313,884	179,774
Accrued Rent	120,067	113,004
Sales Tax Payable	36,828	42,266
Billings in excess of costs and estimated earnings on uncompleted contracts	4,530	102,921
Convertible Note Payable -Related Party	122,683	122,683
Notes Payable	122,903	145,017
Convertible Notes Payable, net of discount of $161,995 and $674,254 at September 30, 2012 and December 31, 2011 respectively	1,193,947	1,681,689
Embedded Conversion Option Liability	108,999	647,977

Total Current Liabilities	2,726,447	4,658,167

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 57,385,109 and 49,405,732 shares issued or issuable and outstanding at September 30, 2012 and December 31, 2011, respectively	57,385	49,406
Additional Paid-in-Capital	22,486,737	19,808,851
Accumulated Deficit	(24,160,430)	(22,340,460)

Total Stockholders' Deficit	(1,616,308)	(2,482,203)

Total Liabilities and Stockholders' Deficit	$1,110,139	$2,175,964

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$197,319	$499,314	$617,827	$1,067,698

Cost of Revenues	175,477	378,023	413,275	851,877

Gross Profit	21,842	121,291	204,552	215,821

Operating Expenses (including employee stock option expense of $623,761 and $929,937 for the nine months ended September 30, 2012 and 2011, respectively)	648,715	1,504,539	1,825,080	2,559,129

Loss From Operations	(626,873)	(1,383,248)	(1,620,528)	(2,343,308)

Other Income (Expense)
Other Income	415	192	1,353	638
Gain on Debt Settlement	0	8,700	28,195	42,302
Interest Expense	(205,961)	(186,651)	(766,273)	(536,677)
Change in fair value of embedded conversion option liability	232,638	398,602	538,978	729,738
Total Other Income (Expense)	27,092	220,843	(197,747)	236,001

Income (Loss) Before Income Tax	(599,781)	(1,162,405)	(1,818,275)	(2,107,307)

Income Tax Expense	825	9,154	1,695	10,789

Net Income (Loss)	$(600,606)	$(1,171,559)	$(1,819,970)	$(2,118,096)

Net Income (Loss) Per Share- Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted Average Shares Outstanding- Basic and Diluted	57,385,109	48,831,946	54,826,354	46,806,564

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,819,970)	$(2,118,096)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	47,934	48,770
Warrants issued as debt issuance fees	12,274	–
Common stock issued for services	6,993	1,458
Amortization of prepaid expenses paid in common stock	27,401	134,255
Gain on debt settlement,net	(28,195)	(42,302)
Compensation expense related to grant of stock options	623,761	929,937
Change in fair value of embedded conversion option liability	(538,978)	(729,738)
Amortization of debt issue costs	30,480	1,837
Amortization of debt discount	512,259	381,851
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,293,577	(287,692)
Prepaid expenses and other current assets	(17,841)	(19,629)
Inventory	(9,244)	–
Costs in excess of billings on uncompleted contracts	–	7,472
Costs and estimated earnings in excess of billings on uncompleted contracts	(93,405)	(305,538)
Deposits	(6,250)	393
Increase (decrease) in:
Accounts Payable	(786,890)	158,535
Accounts Payable - related party	(109,145)	(7,512)
Accrued expenses	192,832	198,567
Accrued rent	7,063	7,063
Sales tax payable	(5,438)	–
Billings in excess of costs on uncompleted contracts	–	(5,801)
Billings in excess of costs and estimated earnings on uncompleted contracts	(98,391)	4,866
NET CASH USED IN OPERATING ACTIVITIES	(759,173)	(1,641,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,568)	–
NET CASH USED IN INVESTING ACTIVITIES	(9,568)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	–	1,000,000
Proceeds from Sale of Common Stock	1,050,000	1,717,251
Payments of offering costs related to sale of common stock	(84,000)	(254,515)
Payments of debt issue costs	–	(40,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	966,000	2,422,736

NET INCREASE IN CASH	197,259	781,432

CASH AT BEGINNING OF PERIOD	468,776	64,074

CASH AT END OF PERIOD	$666,035	$845,506

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,134	$9,201
Cash paid for income tax	$1,071	$10,789

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$1,000,000	$31,756
Convertible accrued interest converted to common stock	$47,836	$–
Common stock issued for debt settlement	$29,000	$175,000
Common stock issued as interest settlement	$–	$17,384
Embedded conversion option liability recorded as debt discount	$–	$52,963
Conversion of accounts payable to note payable	$–	$16,140
Prepaid warrants for common stock issued for services	$–	$119,361
Prepaid common stock issued for services	$–	$270,000

The accompanying unaudited notes are an integral part of these unaudited Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011, and our financial position as of September 30, 2012, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2012. As of September 30, 2012, there was $354,450 greater than the federally insured limits.

Concentration of Accounts Receivable

As of September 30, 2012, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	70%
Customer B	30%

Concentration of Revenues

For the nine months ended September 30, 2012, customers that each represented more than 10% of our net revenues were as follows:

Customer A	31%
Customer B	27%
Customer C	15%
Customer D	15%
Customer E	11%

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2012 and December 31, 2011 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At September 30, 2012, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

The Company has contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed periodically on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2012, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Convertible debt convertible into 7,521,711 common shares, options to purchase 23,355,292 common shares and warrants to purchase 9,107,541 common shares were outstanding at September 30, 2012. These shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2012 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2012, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three and nine month period ended September 30, 2012 that effect the consolidated financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after September 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

2.	GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2012, the Company had net losses of $1,819,970. Additionally, at September 30, 2012, the Company had a working capital deficit of $1,729,485, an accumulated deficit of $24,160,430 and a stockholders’ deficit of $1,616,308. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Effective December 31, 2011, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2012. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of September 30, 2012 is $122,683. The note continues to bear interest at a rate of 10% and all interest is paid in full as of September 30, 2012. (See note 9)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

4.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of September 30, 2012, the following summarizes amounts owed under short-term convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Note and Note Five	$1,190,307	$153,529	$1,036,778
Gemini Master Fund – Note 2010-3	$65,635	$8,466	$57,169
	$1,355,942	$161,995	$1,193,947

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share. There was no beneficial conversion feature at the note date. On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the time period of the current private offering, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance. As a result of this extension, the Company recorded $18,480 of embedded conversion option based effective interest in March 2011 which was recorded as debt discount and amortized over the then remaining term of the note. Effective December 31, 2011, the Company entered into a further modification extending the term of the note to December 31, 2012. Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of September 30, 2012 is $100,000 with accrued and unpaid interest amounting to $27,836 which is included in accrued expenses in the accompanying unaudited balance sheet. The interest on the note continues to accrue at a rate of 10%.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

On December 31, 2011, the Company entered into a further extension and amendment agreement modifying certain terms of the notes. The interest rate was reduced to 10%; the conversion price was reduced from $0.25 to $0.20; and the term was extended to December 31, 2012. These changes were accounted for as a debt modification but not as a debt extinguishment. As a result of this transaction, the Company has recorded $614,114 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and is being amortized over the remaining term of the loan. Further, at the modification date, $132,736 of accrued interest was added to the loan balance. At September 30, 2012, the notes had a total balance of $1,190,307, a net balance of $1,036,778, and accrued interest of $91,523 which is included in accrued expenses in the accompanying unaudited balance sheet.

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

On December 31, 2011, the Company entered into an agreement to modify the terms of this note. As a result of this modification, the maturity date of the note was extended to December 31, 2012; the per annum interest rate of the note was lowered to 10%; and the note became convertible with a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock of the Company at $0.20 per share. All terms related to the conversion process are deemed to be the same terms as the other Gemini notes discussed above. All other terms of the original note remain the same. These changes were accounted for as a debt modification but not a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company has recorded $33,863 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and is being amortized over the remaining term of the loan. Further, at the modification date, $7,319 of accrued interest was added to the loan balance. At September 30, 2012, the note had a total balance of $65,635, a net balance of $57,169, and accrued interest of $5,047 which is included in accrued expenses in the accompanying unaudited balance sheet.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at September 30, 2012:

	Carrying Value at	Fair value Measurements at September 30, 2012
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Embedded Conversion Option Liability	$108,999	$–	$–	$108,999

The following is a summary of activity of Level 3 liabilities for the period ended September 30, 2012:

Balance December 31, 2011	$647,977
Change in Fair Value	$(538,978)
Balance September 30, 2012	$108,999

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at September 30, 2012:

Assumptions
Expected term	0.25
Expected Volatility	108.31%
Risk free rate	0.21%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three and nine month periods ended September 30, 2012.

5.	NOTES PAYABLE

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

In April 2012, the Company issued an additional 100,000 shares of common stock, with a conversion price of $0.33 per share, as a further partial conversion of the balances owed. The Company recorded a payment of interest of 10,886, a reduction of outstanding debt of $22,114, and a gain on settlement of debt of $4,000 related to this transaction. As of September 30, 2012, the note had a remaining balance due of $122,903 and accrued but unpaid interest of $6,128 which is included in accrued expenses in the accompanying unaudited balance sheet.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office for approximately $6,140 per month. Subsequent to December 31, 2007, the Company entered into an amended lease agreement at the same location in order to expand operations. The new lease had a commencement date of April 1, 2008 and is for a period of three years with an escalating annual base rent beginning at $16,505. During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments. In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims. The total obligation amounts to $120,067 including interest, as of September 30, 2012.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc. The terms of the settlement stipulate that Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest. In April 2012, the Company made a partial payment of the balance owed as a part of a further settlement with this vendor whereby the parties agreed to a future reduction of the amounts owed if and when the Company makes a future, predefined payment at any time prior to March 31, 2014. The Company has accrued payables to this vendor of $152,667 at September 30, 2012.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through September 30, 2012. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of September 30, 2012.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

During the three and nine months ended September 30, 2012, the Company recorded stock option based compensation expense of $207,921 and $623,761, respectively.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Notes Payable to Director

During 2009, John Evey advanced $100,000 and the Company executed a 10% convertible promissory note for such balance. Through a series of amendments, accrued interest and other fees were added to the note balance and the note was extended to become due December 31, 2012. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision. The balance of the note as of September 30, 2012 is $122,683. The note continues to bear interest at a rate of 10% and all interest is paid in full as of September 30, 2012. (See note 3)

Other

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

10.	SUBSEQUENT EVENTS

In October 2012, the Company issued 150,000 shares of common stock with a per share value of $0.13 (based on market price at time of transaction) or $19,500 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $43,372, a reduction of accrued interest of $6,128 and a gain on debt settlement of $30,000 related to this transaction.

In October 2012, the Company issued 562,500 shares of common stock with a per share value of $0.12 (based on market price at the time of the transaction) or $67,500, for professional services to be rendered. The value of this contract will be capitalized and expensed during the nine month term of the agreement.

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

Products and Technologies

The Company's unique, patented Solar Tree® structure has been in deployment and consistent improvement for over six years. During 2010, the Solar Tree® structure was redesigned from the ground up to incorporate all of the best attributes of previous designs. Management believes that the resulting product has become the standard of quality in solar shaded parking and while there are an increasing number of competitors in the space, management believes there is no competing product which includes all of the important attributes of the Solar Tree® structure. Management believes that it is the only single column, bio-mimicked, architectural solar support structure designed specifically for parking lots that also tracks the sun.

The Company has also launched and added EnvisionTrak™, its proprietary and patent-pending tracking solution to the Solar Tree® structure, furthering the unique nature of the product and, management believes, increasing the Company's technological lead within the industry. EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and computer controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, management believes that EnvsionTrak™ is the only tracking solution that causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its spatial alignment with the parking spaces below. This is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly with first responders such as fire trucks, in the drive aisles. It is a violation of most local codes to have restricted overhead clearance in the drive aisles. It is anticipated that EnvisionTrak™ will increase electrical production between 18% and 25%. Perhaps of even greater value is the high visual appeal created by an entire parking lot full of Solar Tree® structures that are tracking the sun in perfect synchronicity.

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

Envision continues to identify other complimentary product offerings and enhancements to current offerings and is in the design phase on certain such products.

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

Envision leverages a combination of in-house and outsourced resources to create its products. Management believes that the Company has significant operating leverage through the deliberate separation of intellectual property creation (in-house) and the actual physical fabrication and deployment of the Company's products (outsourced). All intellectual property is developed in-house by the Company's architects, engineers, and designers. Product designs are then vetted by third-party structural and electrical engineering firms which ensure that the designs meet all the jurisdictional requirements and codifications for the locations of deployment. This further helps dissipate any potential liabilities for the structural and electrical elements in providing additional insured parties. Architectural, structural, and electrical design elements are combined into shop and deployment documents that are then exported to a vetted, qualified stable of fabrication and deployment resources. The growth that the Company anticipates in the coming periods is attainable through this easily scalable model. The products are standardized, scalable, and readily repeatable. The documentation and deployment processes that the Company has created are highly detailed and easy to understand, thereby enabling a growing pool of qualified, subcontracted resources to facilitate the fabrication and deployment of the products without diluting product quality. The Company places great emphasis on qualifying and vetting subcontracted resources because of the significant portion of the Company's shareholder value that is attributable to brand value.

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

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2012, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Inventory. Inventories are valued at the lower of cost or fair market value and consist of certain purchased or manufactured components of our overall product offering which have not yet been allocated to any projects. Cost is determined using the first-in, first-out (FIFO) method, and includes material and labor costs. Due to the interchangeability of these inventory items, sales trends and historical experience as well as management's understanding of market conditions and forecasts of future product demand, all of which are subject to change, management does not believe an allowance for obsolete or excessive inventory is warranted.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended September 30, 2012.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue.   For the three months ended September 30, 2012, our revenues were $197,319 compared to $499,314 for the same period in 2011.  During 2011, the Company was in the beginning stages of two significant projects that were completed in the subsequent two quarters. During 2012, the Company has experienced elongated sales cycles as we pursue strategic sales relationships. Management has elected to focus its limited resources to pursue a few potentially significant customers that can bring substantial benefit insofar as they could lead to multi property deployments within the same relationship structure rather than aggressively pursuing individualized sales that would require increased management efforts and selling costs on a per unit basis. These relationships have the potential to bring significant revenue to the company but require detailed and lengthy customer input processes as we design product elements to meet specifications for items such as branding enhancements for multi property corporate directives. Although we believe these opportunities will result in significant future revenues, projects in contracted backlog in deployment stages were less in the three month period ended September 30, 2012 compared to the same period in 2011.

Gross Profit.  For the three months ended September 30, 2012, we had a gross profit of $21,842, or 11 percent of associated revenue compared to a gross profit of $121,291, or 24 percent of associated revenue, for the same period in 2011. The decrease in gross profit dollars during the three months ended September 30, 2012 was a direct result of the decreased revenues in the period. Gross profit percentages were affected by two primary factors. First, for the period ended September 30, 2011, the active projects included installations of bigger scale and thus we were able to achieve economies of scale resulting in higher profit margins. Further, during the period ended September 30, 2012, the company enacted certain design changes which we believe will allow us to continue to streamline the installation process of future deployments and reduce time and complexity of field installations. Not only will these enhancements benefit individual project margins, more importantly, they will benefit the Company in meeting the increased deployment velocities that are expected to occur in the upcoming periods based on our sales targets. These design improvements resulted in small cost increases on the current installations as we successfully worked through such changes on active projects thus reducing current gross profit percentages.

Operating Expenses.  Total operating expenses were $648,715 for the three months ended September 30, 2012 compared to $1,504,539 for the same period in 2011.  During the period ended September 30, 2012, the non cash employee stock option expense for previously issued stock options, included in these amounts, decreased to $207,921 from $909,057 during the same period in 2011. Additionally, consulting expense was reduced by approximately $120,000 in the period ended September 30, 2012 compared to the same period in 2011 primarily due a reduction of legal expenses in the period and to two financial advisory agreements that were active in 2011 yet not in 2012. Further, in the period ended September 30, 2012, Envision expended less in travel expenses.

Gain on Debt Settlement.  We recorded a gain on debt settlement of $8,700 for the three month period ended September 30, 2011 compared to a gain of $0 in the three month period ended September 30, 2012. This 2011 gain was the result of a negotiated settlement to a service provider of the Company.

Interest Expense. Interest expense was $205,156 for the three months ended September 30, 2012 compared to $186,651 for the same period in 2011. The increase was primarily derived from increased amortization of debt discount in the period ended September 30, 2012 which was generated from the various December 2011 debt modifications. Direct coupon interest related to loans decreased from $48,572 in the period ended September 30, 2011 to $41,612 in the period ended September 30, 2012 as a result of a slight decrease in debt between the periods.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $232,638 during the three month period ended September 30, 2012 compared to a gain of $398,602 during the same period in 2011. This gain was a result of adjusting the fair value of our derivative liabilities to market as calculated using the Black-Scholes option pricing model. The gain arose due to the decline in the market price of our securities during the period which ultimately result in a smaller premium value of defined conversion benefits in the debt instruments.

Net Loss.  We had a net loss of $600,606 for the three months ended September 30, 2012 compared to net loss of $1,171,559 for the same period in 2011. All significant elements deriving these losses have been discussed above.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue.   For the nine months ended September 30, 2012, our revenues were $617,827 compared to $1,067,698 for the same period in 2011.  In the nine month period ended September 30, 2011, the Company was active in the deployment of two larger projects that were not equally replaced in the nine month period ended September 30, 2012. Further, during 2012, the Company has experienced elongated sales cycles as we pursue strategic sales relationships. Management has elected to focus its limited resources to pursue a few potentially significant customers that can bring substantial benefit insofar as they could lead to multi property deployments within the same relationship structure rather than aggressively pursuing individualized sales that would require increased management efforts and selling costs on a per unit basis. These relationships have the potential to bring significant revenue to the company but require detailed and lengthy customer input processes as we design product elements to meet specifications for items such as branding enhancements for multi property corporate directives. Although we believe these opportunities will result in significant future revenues, projects in contracted backlog in deployment stages were less as of September 30, 2012 compared to the same period in 2011.

Gross Profit.  For the nine months ended September 30, 2012, we had a gross profit of $204,552, or 33 percent of associated revenue, compared to a gross profit of $215,821, or 20 percent of associated revenue, for the same period in 2011. This increase in gross profit during the nine months ended September 30, 2012 was a direct result of the original pricing and subsequent cost control on our 2012 projects. During the nine month period ended September 30, 2011, the Company executed on and completed a project that had an associated loss and thus reduced our blended margins. This loss was attributable to two contributing factors: (i) inaccurate cost estimating in pricing exercises performed prior to the Company’s restructuring efforts and (ii) unforeseen site conditions which increased the costs of completion on the project. Management believes the Company has since made significant positive steps in improving these processes and creating a culture of cost management and a strict adherence to sound deployment disciplines so that we will continue to see improved margins from pricing through project execution phases. Further, as identified in the above discussion of the three month period ended September 30, 2012, management continued to implement certain design changes which we believe will allow us to continue to streamline the installation process of future deployments and reduce time and complexity of field installations. Not only will these enhancements benefit individual project margins, more importantly, they will benefit the Company in meeting the increased deployment velocities that are expected to occur in the upcoming periods. Although these improvements had a negative impact in the three month period, such additional costs were absorbed in the blended margins for the nine month period ended September 30, 2012. Further, during the nine month period ended September 30, 2012, we executed on a service contract that had a higher gross profit percentage than is typical of our installation projects.

Operating Expenses.  Total operating expenses were $1,825,080 for the nine months ended September 30, 2012, compared to $2,559,129 for the same period in 2011.  During the nine month period ended September 30, 2012, the non cash employee stock option expense, included in these amounts, decreased to $623,761 from $929,937 during the same period in 2011. Labor expenses were reduced by approximately $100,000 primarily in conjunction with the transition of our former CEO away from employment status offset by certain increases in administrative positions. Travel expenses and certain other business development and marketing costs decreased by approximately $110,000 during the nine month period ended September 30, 2012. Additionally, there was a onetime charge of approximately $68,000 in the 2011 period related to a legal settlement. Consulting expense decreased approximately $135,000 in the nine month period ended September 30, 2012 primarily related to two financial advisory agreements that were active in 2011 yet not in 2012 as well as reductions in legal and architectural service related expenditures.

 Gain on Debt Settlement.  We recorded a gain on debt settlement of $28,195 for the nine month period ended September 30, 2012 compared to a gain of $42,302 in the nine month period ended September 30, 2011. These gains were the result of negotiated settlements and payments of various debts of the Company.

Interest Expense. Interest expense was $766,273 for the nine months ended September 30, 2012 compared to $536,677 for the same period in 2011. The increase was derived from an approximate $140,000 increase in the amortization of debt discount in the nine month period ended September 30, 2012 which was generated from the various December 2011 debt modifications. Further, during the nine month period ended September 30, 2012, a $1,000,000 convertible note payable, originally due December 31, 2012, was converted into equity. As a part of this conversion, the Company expensed to interest certain loan origination fees associated with the note as well as additional fees that were due on the note’s conversion. Direct coupon interest related to loans increased from $135,440 in the nine month period ended September 30, 2011 to $142,653 in the nine month period ended September 30, 2012.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $538,978 during the nine month period ended September 30, 2012 compared to a gain of $729,738 during the same period in 2011. This gain was a result of adjusting the fair value of our derivative liabilities to market as calculated using the Black-Scholes option pricing model. The gain arose due to the decline in the market price of our securities during the period which ultimately result in a smaller premium value of defined conversion benefits in the debt instruments.

Net Earnings (loss).  We had a net loss of $1,819,970 for the nine months ended September 30, 2012 compared to a net loss of $2,118,096 for the same period in 2011. All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At September 30, 2012, we had cash of $666,035. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $759,173 for the nine months ended September 30, 2012, compared to cash used in operations of $1,641,304 for the same period in 2011. The principal elements of cash flow from operations for the nine months ended September 30, 2012 included a net loss of $1,819,970 offset by depreciation expense of $47,934, the non cash stock option-based compensation expense of $623,761, the non cash amortization of debt discount of $512,259, the non cash amortization of prepaid expenses paid in common stock of $27,401, the non cash amortization of debt issue costs of $30,480, the non cash income of $538,978 for the decrease in fair value of the embedded conversion option liabilities, a decrease in accounts receivable of $1,293,577, an increase in accrued expenses of $192,832, an increase in inventory of $9,244,a non cash gain on settlement of $28,195, a decrease in accounts payable of $786,890, a decrease in accounts payable – related party of $109,145,a decrease of billings in excess of costs and estimated earnings on uncompleted contacts of $98,391, and an decrease in other working capital components of approximately $97,000.

Cash used in investing activities was $9,568 for the nine months ended September 30, 2012 and was used for the purchase of certain fixed assets in the period. There were no such purchases in 2011.

Cash received from our financing activities was $966,000 for the nine months ended September 30, 2012 compared to cash received of approximately $2,422,736 during the same period in 2011.  This cash received from financing activities are net monies invested into the Company through separate private financings that were open in each applicable period.

As of September 30, 2012, current liabilities exceeded current assets by approximately $1,730,000. Current assets decreased from $2,000,191 at December 31, 2011 to $996,962 at September 30, 2012, while current liabilities decreased to $2,726,447 at September 30, 2012 from $4,658,167 at December 31, 2011. Accounts receivable decreased from $1,444,974 at December 31, 2011 to $151,397 at September 30 2012, while accounts payable decreased from $1,513,691 at December 31, 2011 to $702,606 at September 30, 2012. These changes were primarily derived from the collection of billings related the projects that were in full deployment at the end of 2011 and the use of such funds to pay down the bills associated with these same deployments. Additionally, related to liabilities, the Company converted a $1,000,000 convertible note payable to common stock in the nine month period ended September 30, 2012, thus resulting in a reduction in such amounts owed. Approximately $512,000 of debt discount was amortized in the period. Further, the embedded conversion option liability decreased from $647,977 at December 31, 2011 to $108,999 at September 30, 2012 as a function of the decreased market valuation of our publically traded stock between these two dates thus resulting in decreased premiums to be recognized in possible future conversions of certain portions of our convertible debt.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2011, we had identified the following material weaknesses which still exist as of September 30, 2012 and through the date of this report:

As of September 30, 2012, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We continued to carry out an ongoing evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of September 30, 2012. Based on this assessment, management believes that, as of September 30, 2012, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2012, based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing legal matters of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2012, the Company issued 562,500 shares of common stock with a per share value of $0.22 (based on market price at the time of the transaction) pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended, for professional services rendered.

In October 2012, the Company issued 150,000 shares of common stock with a per share value of $0.33 (based on contractual terms) pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended, as a partial payment of outstanding debt.

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

Envision Solar International, Inc.

Dated: November 14, 2012	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer, (Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer, (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Noble	Dated: November 14, 2012
Robert Noble, Executive Chairman

By:	/s/ Jay S. Potter	Dated: November 14, 2012
Jay S. Potter, Director

By:	/s/ John Evey	Dated: November 14, 2012
John Evey, Director

