Form 10-K
period 2012-12-31
Envision Solar International, Inc.
filed 2013-03-29
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2012

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $11,615,415 as of March 21, 2013 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

The number of registrant's shares of common stock, $0.001 par value, outstanding as of March 29, 2013 was 70,638,942.

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) and its subsidiaries.

ITEM 1. BUSINESS

Envision is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. We believe the Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. We believe Envision's products deliver multiple layers of value such as architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking previously existed.

Products and Technologies

The Company's Solar Tree® structure has been in deployment and continued improvement for over six years. During the last two years, the Solar Tree® structure was redesigned from the ground up to incorporate all of the best attributes of previous designs. We believe the resulting product has become the standard of quality in solar shaded parking and while there are an increasing number of competitors in the space, we believe there is no competing product which includes all of the important attributes of the Solar Tree® structure. We understand it to be the only single column, bio mimicked, tracking, and architectural solar support structure designed specifically for parking lots.

The Company has designed and incorporated EnvisionTrak™, its proprietary and patent pending tracking solution, to the Solar Tree® structure, furthering the unique nature of the product and increasing the Company's technological position within the industry. EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its spatial alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. We believe that EnvisionTrak™ can increase electrical production between 18% and 25%, but perhaps a greater value is the high visual appeal created by an entire parking lot full of Solar Tree® structures which are tracking the sun in perfect synchronicity.

The Solar Tree® structure canopy measures 35'X35' and covers between six and eight parking spaces. Envision has also developed a single parking space version of the product which leverages the same technology, components and architectural qualities, but is one tenth the size and less expensive. The Solar Tree Socket™ is designed for tight locations and offers customer budget flexibility. It has been produced by the Company to broaden the addressable market for its technology.

Leveraging the structural and technological attributes of its existing products, the Company has developed a new and ground-breaking product called EV ARC™ which will be officially launched upon its initial roll-out near the end of the first quarter of 2013. We believe EV ARC™ (Electric Vehicle Autonomous Renewable Charger) solves almost all of the problems associated with Electric Vehicle Charging Infrastructure deployments and is a product with a potentially very large addressable market. Until now, the deployment of EV chargers has been significantly hampered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is mounted to a poured concrete foundation which requires excavation first. Chargers also require a trench run to deliver grid connected electricity and often transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases and other site acquisition requirements all slow, or prevent entirely, the deployment of large numbers of chargers. Finally, if a charger is deployed successfully, the host is liable for increased kilowatt hour charges and often, more expensive demand charges. Landlords do not generally perceive enough value creation in the deployment of an EV Charger and as such are not inclined to grant permission to the service providers who approach them.

We believe EV ARC™ changes this paradigm completely because it is entirely self contained, and delivered to the site ready to operate. Its ballasted pad contains battery storage and creates a structurally sound platform which will support the rest of the structure in winds as high as 120 miles per hour. The solar array structure is similar to our Socket™ product, and through our EnvisionTrak™ tracking solution, is column mounted to the ballasted pad. There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity stored in batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that EV ARC™ can charge day or night, and further means that EV ARC™ delivers a clean source of power to any EV Chargers that are integrated into the structure. Envision Solar continues to maintain a vendor agnostic stance in regards to EV charging and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses.

EV ARC™ is designed to address the sizable market of EV charging infrastructure. The current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the US and elsewhere. A standardized, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those entities which are interested in the proliferation of EV charging infrastructure. Management believes that the EV ARC™ should generate significant volumes of sales in the coming months and years. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a share in the market interest.

The Company has already sold two EV ARC™ units to a major city west of the Mississippi. That city has stated that it intends to place a significant order in the event that EV ARC™ performs as described by the Company and which the management believes it will.

We strive to produce products integrating only the highest quality components available. The Company's production philosophy is to invest in quality design, components and integration so as to ensure the lowest costs of warranty and service in the industry, while maintaining and growing a brand which is already recognized as one of the leading producers of the highest quality solar products available.

Envision Solar leverages a combination of in-house and outsourced resources to create its products. We believe the Company has significant operating leverage through the deliberate separation of intellectual property creation, and in the future, fabrication of the product (in-house) and the actual physical installation of the Company's products (outsourced). All intellectual property is developed in-house by the Company's staff of architects, engineers and designers. Product designs are then vetted by third party structural and electrical engineering firms which ensure that the engineering associated risks for the structural and electrical elements are minimized and shared by other insured parties. Architectural, structural and electrical design elements are combined into shop and deployment documents which are then currently exported to a vetted, qualified stable of fabrication resources. It is the Company’s intention to create a limited fabrication facility in which the structural components of its mainstay products will be optimized and fabricated. We believe an in-house fabrication facility will enable the Company to reduce direct costs associated with individual products. We believe the facility will further enable the Company to make improvements to existing products and also to introduce new products in a much more timely and efficient manner. Management believes that the product development process will be significantly faster and less expensive when carried by an in-house fabrication facility. We believe one of the most significant risks and impediments to growth currently faced by the Company is its reliance upon outsourced fabrication, and the delays and costs associated with this model. The Company cannot respond to the significant growth opportunities currently within management’s purview in as timely and efficient a manner using outsourced resources, as will be possible when a fabrication facility is under the direct control of management. The standardized and broadly repurposed components which comprise the Company’s product set do not require an expensive fabrication facility. In fact, the line required will be narrow, limited and highly efficient, thus not requiring significant investment or human resources. The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources. The continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered as a kit of parts to the customer site, and which require minimal field labor activities, is further positioning the Company as a provider of products which are complex but standardized and easily deployable and which reduces the exposure of the Company to the risks and inherent margin erosion that are incumbent in field deployments. The Company would continue to work with its existing fabrication partners and also qualify new resources so that spikes in product demand can be buffered through the use of outsourced resources if and while the Company’s in sourced fabrication facility is scaled to achieve the new levels of production. We believe the significant growth which the Company anticipates in the coming periods is attainable through this highly scalable model. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company has created are highly detailed and explanatory, thus enabling a growing pool of qualified sub contracted resources to facilitate the fabrication and deployment of the products without being dilutive to quality. The Company places high emphasis on qualifying and vetting sub contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

The Company continues to bring engineering and design improvements to its products which are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. Wherever possible the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to the sites which need a decreasing level of field installation activity. We believe this allows the Company to reduce risks associated with field work such as weather, labor deficiencies and accidents. Our strategy also enables us to control labor costs through mass production in a factory environment and the avoidance of prevailing wage, union or other labor related conditions which are outside of the Company's control on deployment sites. This improvement in products, standardization and modularization has enabled the Company to significantly reduce field deployment timeframes and also contributed to the Company's continued ability to generate positive gross margins from the deployment of its latest generation of products.

Envision's products have been created from a foundation of solar architecture and industrial design, long-term experience in the building and construction industries, along with innovative building systems technology. The technology component resides in various patented and patent-pending intellectual properties. We believe innovation is a key differentiator for the Company as is our ability to deploy products in a rapid manner due to our engineered and modularized components. We believe the Company has demonstrated that it is now capable of performing product installations in which phases that used to take several weeks, now take less than one week. When perfected we believe these improvements in deployment will reduce costs and act as a significant differentiator and barrier to competitive entry.

Services

The Company manages and controls the entire turn-key deployment of its products from the initial site design work through architectural and entitlement drawings and supervision of the actual field activities performed by qualified subcontracted vendors. Increasingly though, we believe the Company's involvement in the deployments can be performed from its office locations. Design, engineering, entitlement and program management are all conducted in the office while construction management is performed in the field to ensure that the highest standards and efficiencies are being met throughout the deployment. Nevertheless, as the products become more standardized and systematized and as they require less field activities to perform the deployments, so too does the level of Company supervision decrease and the existing construction management skill sets resident at the Company can be leveraged over an increasing volume of deployments.

Intellectual Property

Envision owns the registered trademarks Solar Grove® and Solar Tree® structures.

The Company has been issued one patent (7,705,277) and one patent pending for EnvisionTrak™ (a dual-synchronous tracking system for its Solar Tree® structures). Further, the Company has a patent pending for its EVARC™ product.

Key Initiatives

Solar Tree® Structure Product/Technology Development - the Company is continuing to improve the designs and efficiencies of its products. Significant emphasis is placed on innovation which we believe enables higher quality with increased deployment efficiency and reduced deployment risk. Fabrication and installation methodologies which replace labor with mechanized processes are favored. The Company's design, fabrication, and procurement processes are under constant improvement to increase efficiency and control costs. Solar Tree® structures are single column shading structures which support an overhead solar array which can be oriented for the best aesthetic effect while maximizing solar efficiency. They can be deployed alone or as a group or Solar Grove ™.

EnvisionTrak™ Tracking Solar Tree® Structure® - a dual synchronous tracking mechanism which causes the Solar Tree® array to track the sun throughout the day, potentially increasing output by approximately 18%-25%.

SunCharge™ Solar Charging Stations - the integration of "best of breed" electric vehicle charging stations into the columns of the Solar Tree® structures. A major focus of the Company is on the future infrastructure of electric vehicles (EVs) and plug-in hybrid electric vehicles (PHEVs), and the leveraging of renewables and architecturally accretive infrastructure to support them.

ARC™ Technology is the integration of storage into all existing Envision Solar products. Battery storage removes the intermittency of electrical delivery often cited as a reason for not taking advantage of Renewable Energy. Envision Solar is positioning itself to be a leader in the convergence of Renewable Energy generation and storage. We believe our EV ARC™ product is an elegant embodiment of this convergence. The Company plans to continue to commit engineering resources to this space with the intention of making all products storage capable within the next 12 months and starting with the Solar Tree® array, which already has a large hollow space in its existing column which could be ideally suited for the elegant placement of battery storage technologies. The battery storage market is nascent, and according to industry analysts, poised for significant growth in the coming months and years. Management intends that the Company be a leader in the integration of Renewable Energy Products with battery storage solutions.

General Motors recently executed a non-binding Letter of Intent with the Company to make Solar Tree® structures available to all 952 Cadillac dealerships in the United States. The Company will break ground on the first of these sites in March 2013. In April 2013, the Company has been invited by General Motors to exclusively exhibit at the Cadillac dealers meeting in Las Vegas. Envision Solar will be presented by the Cadillac corporate office as the sole and exclusive provider of Solar EV charging infrastructure for the dealership network.

The Company signed a Memorandum of Understanding and a Teaming Agreement with Horizon Energy which is intended to lead to a contract to design, engineer and deliver up to 2300 Solar Tree® structures to a location in North Carolina for what would, when completed, be the largest deployment of the Company’s products to date. The project is currently intended to start during the 2nd quarter of 2013 and intended to be complete by the end of 2014.

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

There are over 800 million parking spaces in the United States. We believe parking lots, and the top levels of parking structures, are preferable locations, in many cases, to building rooftops for numerous reasons, which accounts for the rapid growth of the solar parking array market. They are large, unobstructed, sun-drenched areas that are easily accessible during project construction. They have no waterproofing issues and benefit significantly from shade for cars and drivers. In addition, the Company emphasizes “Solar You Can See!”, because rooftop solar can’t be seen in most cases. Solar parking arrays, on the other hand, are experienced and enjoyed by employees and visitors. With the installation of a solar parking array, a previously barren and unpleasant parking lot could become a cool, shady, people friendly park where everyone can directly experience clean solar energy generation, shade, and soft safe lighting at night. We believe property owners will enjoy the benefits of the positive demonstration such a visible display of the sustainable design of their properties are and turn a cost centers into revenue centers. As the adoption of Electric Vehicles increase, parking lots will be an ideal location for EV charging infrastructure and Envision’s products with SunCharge™ will offer a very attractive option to any entity considering the deployment of such solutions.

Customer Concentration

During 2012, the Company had four customers that each exceeded 10% of our revenue including San Diego Gas & Electric Company, DRG Construction, Red Top Electric and Dynalectric Corp. As these revenues are project based and conclude with installations, there is no effect or relationship to any future revenues from these sources or others.

Competition

The solar energy industry is intensely competitive. We are subject to competition from a number of other companies manufacturing, selling, and installing solar power products in the commercial market, many of which have longer operating histories and greater financial and other resources than the Company. Our competitors include but are not limited to Baja Carports, Solaire, ViSole Energy, and Wattlotts. These companies, among others, compete with us in the business of designing, assembling, selling, and installing solar power production facilities for parking lots and parking structures. While we believe that our proprietary designs and our deployment strategies differentiate us from our competitors in the market, there is no assurance that our business, operating results, and financial condition will not be materially adversely affected by our competitors.

Government Regulation

Businesses in general and solar energy companies in particular are subject to extensive regulation at the federal, state, and local level. We are subject to extensive government regulation of employment, health, safety, working conditions, labor relations, and the environment in the course of the conduct of our business. In order for our customers to enable the installation of our equipment and to utilize our products, they generally are required to obtain permits from local and other governmental agencies. In order to access the utility grid for the solar power produced by our products, they must comply with the applicable rules and regulations of the relevant state public utility agencies. In order for our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. Government regulation may have a material adverse impact on our business, operating results, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 7675 Dagget Street, Suite 150, San Diego, California 92111. We lease approximately 4,200 square feet of office space pursuant to a lease that expires in 2013.

In connection with our entry into this lease, we issued to our landlord and real estate broker a 10% convertible note in the amount of $100,000, which was to become due on December 18, 2010 and is subordinated in right of payment to the prior payment in full of all of our existing and future senior indebtedness. On December 18, 2010, the note became due; however through a series of annual amendments in each of 2010, 2011 and 2012, the maturity date has been extended to December 31, 2013. The holders of the note may, at their option, convert all or a portion of the outstanding principal amount and unpaid accrued interest as of the date of conversion into shares of our common stock equal to one share for each $0.33 of outstanding principal and unpaid accrued interest. In the event that we receive more than $1,000,000 in a financing or a series of financings (whether related or unrelated) prior to the maturity date of the note, 25% of the proceeds from any such financing in excess of $1,000,000 shall be used to pay down the note. Any funds provided to us by Gemini Master Fund, Ltd. ("Gemini") or any person or entity that co-invests with Gemini will not be credited toward the $1,000,000 threshold. Through December 31, 2012, the lender agreed to waive this requirement related to financing proceeds.

Our rents for the periods following the original maturity date of the note are set forth below:

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

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. The following is a list of ongoing litigation matters:

On December 7, 2010, Envision Solar Construction, Inc., a wholly owned subsidiary of the Company, settled a dispute with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc. The terms of the settlement stipulated that Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest. As of December 31, 2011, the Company had recorded $184,171 in accounts payable representing the settlement amount and accrued interest. In October 2011, this vendor filed a new lawsuit against Envision Solar International, Inc. (the parent company) in an attempt to force payment from the parent of the subsidiary’s debt. In April 2012, the Company settled this continued litigation, made a partial payment to this vendor, and agreed to a future reduction of the amounts owed if and when the Company makes a future, predefined payment at any time prior to March 31, 2014. If the Company does not make such payment, the payable balance will remain as recorded and the legal obligation for such payment will revert to Envision Solar International, Inc. (the parent company).

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2010 we received our listing for quotation on the Over-the-Counter Bulletin Board under the symbol "EVSI". Prior to our reverse merger, there was no public market for our common stock.

The range of high and low last sale closing price quotations for each fiscal quarter during the most recent two years is as follows:

	High	Low
Year Ended December 31, 2011
First Quarter ended march 31, 2011	$0.82	$0.40
Second Quarter ended June 30, 2011	$0.70	$0.34
Third Quarter ended September 30, 2011	$0.55	$0.23
Fourth Quarter ended December 31, 2011	$0.31	$0.20

Year Ended December 31, 2012
First Quarter ended March 31, 2012	$0.29	$0.19
Second Quarter ended June 30, 2012	$0.38	$0.18
Third Quarter ended September 30, 2012	$0.20	$0.13
Fourth Quarter ended December 31, 2012	$0.18	$0.12

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on March 21, 2013 was $0.20 per share.

On March 26, 2013, there were approximately 404 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2012 pursuant to private placements, the Company issued 4,200,000 shares of common stock for cash with a per share price of $0.25 per share or a total of $1,050,000 and the Company incurred $84,000 of capital raising fees that were paid in cash and charged to additional paid-in capital.

During the period from January 1, 2013 to the date of this report, pursuant to a private placement, the Company issued 12,291,333 shares of common stock for cash with a per share price of $0.15 per share or a total of $1,843,700 and the Company incurred $147,496 of capital raising fees that were paid in cash and charged to additional paid-in capital.

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

In March 2013, the Company issued 250,000 shares of common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $37,500, for investor relations services to be rendered over the following six months. The agreement is for a twelve month period and is cancellable after the first six months if Envision notifies the provider in writing within 30 days of the initial six month period end. The agreement will be automatically renewed for successive twelve month periods if not cancelled by Envision within 30 days of the renewal date. The agreement calls for payment of 250,000 shares of common stock at the six month anniversary date of the agreement and an additional 6,000 shares of common stock each quarter.

Stock Issued in Conversion of Convertible Note

On March 22, 2012, a lender provided notice to the Company to convert the entire principal and accrued interest of his outstanding convertible note into common stock of the Company. As such, the Company issued 3,448,276 shares of common stock with a per share value of $0.29 (based on contractual terms of the note) related to the $1,000,000 of principal and 199,315 shares of common stock with a per share value of $0.24 (based on market price at time of transaction) for the $47,836 of accrued interest or a total of 3,647,591 shares of common stock to retire all outstanding obligations related to this convertible note.

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

Equity Compensation Plans

2007 Unit Option Plan

On February 12, 2010, in connection with our reverse merger with Envision Solar International, Inc., a California corporation (“Envision CA”), we adopted the 2007 Unit Option Plan of Envision Solar, LLC (the “2007 Plan”). Pursuant to the 2007 Plan, 100,000 units of Envision LLC were reserved for issuance as awards to employees, members of Envision LLC's board of managers, consultants and other service providers. The purpose of the 2007 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in Envision LLC's development and financial success. The 2007 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. As of December 31, 2011 there were no options outstanding under this plan. In March 2012, the Board of Directors terminated the 2007 Plan.

2008 Stock Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan of Envision CA (the “2008 Plan”) pursuant to which 200,000 shares of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2008 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. On a post-Merger basis, 5,867,006 stock options have been granted to date and remain outstanding under the 2008 Plan.

2011 Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its board of directors, adopted a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2011 Plan is administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. The 2011 Plan was ratified by our shareholders in 2012. 17,182,856 stock options have been granted to date and remain outstanding under the 2011 Plan.

Incentive Plan Awards

From January 1 2012 through December 31, 2012, the Company issued a total of 600,000 stock options under the 2011 Plan, all of which were to three of its board members.

The following table sets forth certain information regarding our 2008 Plan and 2011 Plan as of December 31, 2012:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

23,049,862	$0.29	13,058,710

Warrants

In conjunction with the conversion of a convertible promissory note in March 2012, the Company paid a cash fee of $40,000 and issued 68,966 common stock purchase warrants each with an exercise price of $0.29 per share and exercisable for a period of five years from the date of issuance, to the registered placement agent of the note.

As a part of the Company’s private placement in 2012, the Company issued 210,000 common stock purchase warrants to the placement agents.  These warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.275 per share.

As a part of the Company’s private placement in 2013, the Company issued 6,145,667 common stock purchase warrants to investors as a part of the offering price. Additionally, the Company issued 614,567 common stock purchase warrants, valued at $131,145 and exercisable for five years from the date of issuance at an exercise price of $0.25 per share, to the placement agents.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

There is no assurance that the Company will be profitable. The Company may not be able to successfully develop, manage or market its products and services. The Company may not be able to attract or retain qualified executives and other personnel. Intense competition may suppress the prices that the Company can charge for its products and services, hindering profitability or causing losses. The Company may not be able to obtain customers for its products or services. Government regulation may hinder the Company’s business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options. The Company is exposed to other risks inherent in its business.

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

OVERVIEW:

Company Formation

Prior to February 11, 2010, we were a “shell company”, as defined by the Securities and Exchange Commission, without material assets or activities. On February 11, 2010, we completed a merger pursuant to which a wholly owned subsidiary of ours merged with and into Envision Solar International, Inc., a California corporation ("Envision CA"), with Envision being the surviving corporation and becoming our wholly owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. In connection with this merger, we discontinued our former business and succeeded to the business of Envision as our sole line of business. The merger is accounted for as a recapitalization, with Envision deemed to be the accounting acquirer and Casita Enterprises, Inc. ("Casita") the acquired company. Accordingly, Envision’s historical consolidated financial statements for periods prior to the merger have become those of the registrant (Casita) retroactively restated for, and giving effect to, the number of shares received in the merger. The accumulated earnings of Envision were also carried forward after the acquisition.

Business Overview

Envision is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. We believe the Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. We believe Envision's products deliver multiple layers of value such as architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking previously existed.

The Company’s premier product is the Solar Tree® array for which the canopy footprint measures an approximate 35 ft by 35 ft and covers 6-8 parking stalls. Other sizes can be engineered and accommodated and include our standard Socket™ array which has been modified to fit one parking stall. The Company has focused significant efforts over the past few years attempting to standardize our main product offerings. We believe these efforts will assist us in establishing economies of scale in the purchasing of the components that makeup the product, reducing continued design costs, and developing efficiencies and risk reduction strategies in the deployment of the products. Although these efforts have added to expenses in both the direct costs of deployments as well as additional operating costs in the current periods, we believe the Company will be able to capitalize on these improvements and see cost reductions in the future leading to increased gross profits. These improvements include items such as pre-casting the column of the array, and the development of pre-engineered purlin sections that can be assembled and installed in the field as four completed sections compared to the hundreds of connections required of older designs. Not only will this reduce deployment time and field activities and thus reduce costs, but the improvements will also help minimize disruption at customer sites which will help the Company in its sales efforts.

During 2012, the Company developed a product called the EVARC™ which is expected be launched in the second quarter of 2013. This is a standalone, islanded version of a solar array with integrated electric vehicle charging infrastructure and battery storage. There is no requirement to connect to the electrical grid and thus deployments will be as direct as delivering the finished good product to the customer site and turning it on. Based on initial market feedback, management believes this will have the potential to significantly increase future revenues of the Company as well as generating a broader recognition of the Company in the market.

Sales of the Company’s products are also affected by a number of indices including general economic conditions, government backed incentive programs, as well as the types, amounts, and costs of financing available to potential customers. During the past few years, there has been a general uncertainty or decline in all of these areas. Financing has been more difficult to obtain at pricing that is favorable to the purchase of our products. Non-federal incentives have generally declined in many locations and although the federal incentives have remained, there were significant questions about the future of such incentives heading into fiscal 2013. The economy, although strengthening by reason of certain economic indicators, was still not enough to overcome the sluggishness of the not so distant recession and thus the commercial market has been hesitant to make infrastructure investments into products such as those we sell. We believe these macro indices are changing. We believe the economic indicators appear to be improving. Certain types of financing such as PACE financing and solar REIT status are gaining traction and we have had contact with other financing participants who have presented more favorable offerings. All of these items could contribute to a more favorable sales environment in the future.

As it relates to directed selling efforts, the Company has focused a significant amount of such efforts trying to perfect sales channels with significantly large customers that have the ability to execute sales orders for multiple products or properties within one sales effort. We have found that this has lead to considerably increased sales cycles as compared to what we originally expected contributing to decreased revenues in fiscal 2012. The Company is however, starting to see positive progressive results related to these efforts. We believe our relationship with General Motors and their Cadillac division is gaining traction and we are finalizing a significant rollout of product introduction to this network which we believe will result in increased sales contracts. Further, we have signed a teaming agreement with Horizon Energy Group to act as the provider of solar support structures for various projects they are developing. The first such project, for which we have a signed memorandum of understanding, is a potential 35 megawatt solar deployment that could generate millions in revenues for the Company.

Critical Accounting Policies

Please refer to Note 1 in the consolidated financial statements for further information on the Company’s critical accounting policies which are summarized as follows:

Accounts Receivable. Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, our historical write-off experience, net of recoveries and economic conditions. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. Further, the Company may record a general reserve in its allowance for doubtful accounts to account for future changes that may negatively impact our overall collections. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Accounting for Derivatives. The Company evaluates its convertible instruments, options, warrants, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.”  The result of this accounting treatment is that the fair value of the derivative is marked-to-market on each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Use of Estimates. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, valuation of accrued loss contingencies, and the valuation allowance on deferred tax assets.

Revenue and Cost Recognition. Revenues are primarily derived from construction projects for the construction and installation of integrated solutions and proprietary products. Revenues also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services. In the future, the Company anticipates it will receive revenues from the direct sale of inventoried products to customers.

Revenues from design services and professional services are recognized as earned.

Revenues from inventoried product sales will be recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor, allocable depreciation, and other allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts.” Any billings of customers in excess of recognized revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.” However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

For construction contracts that do not qualify for use of the percentage of completion method, the Company accounts for such contracts using the “completed contract method” of accounting in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor, allocable depreciation, and other allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.” The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2012, the Company has no product warranty accrual given its lack of historical warranty experience.

Stock Based Compensation. At inception, we adopted ASC Topic 718, “Compensation – Stock Options.” ASC Topic 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees”. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

Results of Operations

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue. For the year ended December 31, 2012, our revenue was $721,835, compared to $2,303,142 for the same period in 2011. In 2011, the Company was successful in entering into and executing on two significant contracts that accounted for approximately 67% of that year’s revenue. These projects were completed in 2012 accounting for 39% of 2012 revenue. These contracts were for multiple Solar Tree® arrays at the same location. In both 2011 and 2012, the Company was challenged by certain macroeconomic type hurdles. Financing solutions that would assist potential customers in allowing them to make these large infrastructure purchases more easily, continued to decline and costs of such financing were high. Further, the government incentives being offered in certain markets were not as available due to reductions or being fully subscribed. Even though we receive positive feedback on our products, we believe these factors, combined with the overall economic conditions of the United States as it rebounds from a recession, have slowed companies from formalizing purchases. As a reflection of what we were seeing in the market, the Company focused a significant portion of its selling efforts toward securing large customers that have the ability to make sales orders for multiple products within one sales effort and may not be as responsive to these factors. Although we believe we are making great strides in securing these types of sales with very large, multi state companies, the sales cycles for these endeavors have been elongated and thus we had reduced sales in the 2012.

Gross Profit.  For the year ended December 31, 2012, our gross profit was $168,607 (23.4% of revenue), compared to a gross profit of $560,351 (24.3% of revenue) for the same period in 2011. This decrease in real aggregate gross profit was a direct reflection of decreased revenues in 2012 as compared to 2011. In 2012, the Company designed certain additional elements to our Solar Tree® array for the General Motors Cadillac division. We believe these changes, which were made in collaboration with Cadillac personnel, will add to the marketing value proposition of our structure for this client base, and we believe, will directly benefit the Company with increased sales to this channel. In 2012, the Company contracted with the first such Cadillac customer and incorporated these design elements into the product. In so doing, we were challenged with a certain few of these elements and thus have recorded an approximate $30,000 project loss that is recorded in 2012 gross profits. Further, in 2012, we contracted to sell two units of our new EVARC product and began the manufacturing process on the order. As we moved forward on the first time development of this product line, we identified certain modifications that were required for our customer and thus have recorded a loss of approx $20,000 for such sale which is recorded in 2012 gross profits. These losses were offset by the positive margins of all other active projects in the period.

Operating Expenses.  Total operating expenses were $2,368,793 for the year ended December 31, 2012, compared to $3,571,558 for the same period in 2011.  A significant contributor to this decrease relates to non cash stock option expense which decreased by approximately $540,000 to $766,732 in 2012 from $1,305,716 in 2011. In 2011, our new management team was granted stock options and further, there was an issuance of new options to the Company’s founder and former chief executive officer in exchange for other pre-merger based options as negotiated as a part of the merger. These new issuances resulted in higher costs in 2011 to account for the upfront vesting of these new issuances. Please see Note 12 in the accompanying Notes to the Consolidated Financial Statements in Item 8 of this filing for further discussion of these stock options. Further, the Company incurred approximately $340,000 less in 2012, as compared to 2011, for investment relations and investment advisory services, the vast majority of which was paid for using common stock of the Company rather than cash. These services helped support the Company in executing the successful capital raises in 2011 and 2012, as well as the investor relations activities. Other reductions of note include the reduction of payroll expenses of approximately $120,000 from 2011 to 2012 due to the transition of our former CEO to the non executive Chairman position in late 2011 and a reduction of marketing expense of approximately $110,000 in 2012 as the Company reduced its marketing efforts directed at General Motors as the relationship evolved without this continued need.

Provision for Income Taxes.  Our income taxes for the year ended December 31, 2012 were $1,748, compared to $13,160 for the same period in 2011.  For 2012, the Company paid $1,600 to the California franchise tax Board based on the minimum tax due to the state for 2012 as well as small amounts of other local taxes. During 2011, the increase in tax amounts was because the Company had to repay Franchise taxes to the State of California for refunds the State of California had erroneously issued in prior years. These refunds related to earlier tax years. We did not incur any federal tax liability for the years ended December 31, 2012 and 2011 because we incurred operating losses in these periods.

Interest Expense. Interest expense was $972,027 for the year ended December 31, 2012 compared to $754,126 for the same period in 2011. The increase was primarily derived from the amortization of debt discount related to the embedded conversion option derivative components of the current debt instruments which amortization amounted to $674,254 in 2012 and $517,284 in 2011. Although such debt discount was recorded and then fully amortized in each of these periods, such debt discount was higher in 2012 primarily due to the market value of our stock compared to the conversion option strike price at the time of recording the component Further, in 2012, the Company approximately incurred an additional $70,000 of fees related to the conversion of convertible debt that was charged to interest expense.

Gain on debt Settlement. We generated income of $42,731 for the year ended December 31, 2012 as compared to $266,073 for the year ended December 31, 2011. This is all derived from management’s successful efforts in negotiating final settlements of historical obligations of the Company.

Change in Fair Value of Embedded Conversion Option Liability. The income associated with the change in fair value of our embedded conversion option liability decreased to $647,977 for the year ended December 31, 2012 compared to $963,931 for the period ended December 31, 2011. The amounts represent the change in value of the embedded conversion option attached to the Gemini Master Fund notes.

Net Earnings (Loss).  We generated net losses of $2,481,728 for the year ended December 31, 2012 compared to approximately $2,547,493 for the same period in 2011. The major components that derive these losses, and the changes of such between years, are discussed in the above paragraphs.

Liquidity and Capital Resources

General.  At December 31, 2012, we had cash of $257,396. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $1,162,812 for the year ended December 31, 2012, and we used cash in operations of $1,970,831 for the same period in 2011. This use of cash in 2012 was primarily driven by the $2,481,728 net loss we experienced in the period which was offset by various net changes in the balance sheet items as well other non cash items in such loss. In 2012, the Company incurred $832,995 of non cash expenses, including $766,732 for employee or director related stock options, paid for with the Company’s equity instruments. Related to the derivative components of our debt instruments, we had a noncash charge of $674,254 of amortization of debt discount that was recorded in interest expense and $647,977 of noncash income for the change in the fair value of our embedded conversion option liability. We also incurred $60,428 of depreciation, recovered $14,488 of prior period bad debt expense, and recorded non cash income on the net settlements of debts of $42,731. Relative to balance sheet items, because of the timing of the cash flows on active projects at the end of 2011, during 2012 we had a decrease in accounts receivable of $1,129,946 representing cash collected that was used to fund the reduction of $839,460 of accounts payable and $109,145 of accounts payable- related party. Further, there was a source of cash generated through the increase of accrued liabilities of $253,493 primarily related to the interest owed on debts, increased vacation accrual, and estimated project losses recorded as a liability. Also, we had an increase of $80,000 in the deferred revenue liability recorded for deposit billings for the new EVARC product not yet delivered at the end of 2012, and an increase of $56,325 of inventory related to the work in progress build out of this same product.

Cash used in investing activities, all related to equipment purchases, during the year ended December 31, 2012 was $9,568 compared to $12,959 during the same period in 2011.

Cash received in our financing activities was $961,000 for the year ended December 31, 2012, compared to cash received of $2,388,492 during the same period in 2011.  These cash flows are all attributable to additional debt financing, and the sale of common stock executed during the applicable years.

As of December 31, 2012, current liabilities exceeded current assets by approximately $2,154,000. Current assets decreased from $2,000,191 at December 31, 2011 to $706,418 at December 31, 2012 (primarily related to the collections of accounts receivables) while current liabilities decreased from $4,658,167 at December 31, 2011 to $2,860,197 at December 31, 2012 (primarily related to the payment of accounts payable and the conversion into equity of certain debt). As a result, our working capital increased to a deficit of $2,153,779 at December 31, 2012 from a deficit of $2,657,976 at December 31, 2011.

As of December 31, 2012, the Company had approximately $1,726,000 in short term borrowings maturing on December 31, 2013. These borrowings incur interest expense of 10% per annum. Payments on the Company’s borrowings will restrict cash used for operations during 2013. One of the short term borrowing arrangements is secured by substantially all assets of the Company and its subsidiaries.

During the period from January 1, 2013 to the date of this report, pursuant to a private placement, the Company raised $1,696,204, net of placement fees, in exchange for the issuance of the Company’s common stock and common stock purchase warrants.

Management believes that, along with the maturation of our long sales cycle opportunities and the introduction of the EVARC product line, that certain changes in the operations of the Company will allow it to execute on its strategic plan and enable it to experience profitable growth in the future. Some of these changes include: increase in external sales relationships, increase in internal sales personnel, process improvements, standardization of improved product design, increased public awareness of the Company and its products, and improvements in the capital markets. Management believes that these changes will help enable the Company to generate sufficient revenue and gross margins and raise additional capital to allow the Company to manage its debt burden appropriately and return the Company to growth in the future. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company is currently conducting a private placement of its stock to raise $2,190,000 of capital (of which $1,843,700 has been raised through the date of this report), but there is no assurance that the Company can raise sufficient additional capital or obtain sufficient financing to enable it to sustain monthly operations. In order to address its working capital deficit, the Company also intends to endeavor to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although the management team believes that recent operational and business development opportunities are causing this situation to improve.

Contractual Obligations

Please refer to Note 10 in the consolidated financial statements for further information on the Company’s contractual obligations.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the year ended December 31, 2012. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Envision Solar International, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2012 and 2011

Envision Solar International, Inc. and Subsidiaries

22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Envision Solar International, Inc.

We have audited the accompanying consolidated balance sheets of Envision Solar International, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Solar International, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $2,481,728 and $2,547,493 in 2012 and 2011, respectively, and used cash for operating activities of $1,162,812 and $1,970,831 in 2012 and 2011, respectively. At December 31, 2012, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $2,153,779, $2,048,096 and $24,822,188 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 29, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Envision Solar International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets

Current Assets
Cash	$257,396	$468,776
Accounts Receivable, net	329,516	1,444,974
Prepaid and other current assets	63,181	43,861
Costs and estimated earnings in excess of billings on uncompleted contracts	–	42,580
Inventory	56,325	–
Total Current Assets	706,418	2,000,191

Property and Equipment, net	91,276	142,136

Other Assets
Debt issue costs, net	5,000	30,480
Deposits	9,407	3,157
Total Other Assets	14,407	33,637

Total Assets	$812,101	$2,175,964

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$630,036	$1,513,691
Accounts Payable - Related Parties	–	109,145
Accrued Expenses	236,029	179,774
Accrued Rent	122,421	113,004
Sales Tax Payable	38,864	42,266
Deferred Revenue	80,000	–
Billings in excess of costs and estimated earnings on uncompleted contracts	26,838	102,921
Convertible Note Payable -Related Party	122,683	122,683
Notes Payable	97,000	145,017
Convertible Notes Payable, net of discount of $456,073 and $674,254 at December 31, 2012 and 2011 respectively	1,050,253	1,681,689
Embedded Conversion Option Liability	456,073	647,977

Total Current Liabilities	2,860,197	4,658,167

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 58,097,609 and 49,405,732 shares issued or issuable and outstanding at December 31, 2012 and 2011, respectively	58,098	49,406
Additional Paid-in-Capital	22,715,994	19,808,851
Accumulated Deficit	(24,822,188)	(22,340,460)

Total Stockholders' Deficit	(2,048,096)	(2,482,203)

Total Liabilities and Stockholders' Deficit	$812,101	$2,175,964

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011

Revenues	$721,835	$2,303,142

Cost of Revenues	553,228	1,742,791

Gross Profit	168,607	560,351

Operating Expenses (including stock based compensation expense of $832,225 for the year ended December 31, 2012 and $1,675,141 for the year ended December 31, 2011)	2,368,793	3,571,558

Loss From Operations	(2,200,186)	(3,011,207)

Other Income (Expense)
Other Income	1,525	996
Gain on Debt Settlement,net	42,731	266,073
Interest Expense	(972,027)	(754,126)
Change in fair value of embedded conversion option liability	647,977	963,931
Total Other Income (Expense)	(279,794)	476,874

Income (Loss) Before Income Tax	(2,479,980)	(2,534,333)

Income Tax Expense	1,748	13,160

Net Loss	$(2,481,728)	$(2,547,493)

Net Loss Per Share- Basic and Diluted	$(0.04)	$(0.05)

Weighted Average Shares Outstanding- Basic and Diluted	55,479,675	47,440,255

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional	Accumulated
	Stock	Amount	Paid-in-Capital	Deficit	Total

Balance December 31, 2010	42,870,814	$42,871	$16,192,306	$(19,792,967)	$(3,557,790)

Stock Issued for Cash	4,906,430	4,906	1,712,345	–	1,717,251

Cash Offering Costs	–	–	(254,513)	–	(254,513)

Stock Issued for Services	1,004,167	1,004	270,454	–	271,458

Stock Issued in Conversion of Convertible Note	53,800	54	16,086	–	16,140

Stock Issued in Settlement of Note Payable	100,000	100	34,900	–	35,000

Stock Issued for Debt Settlements	500,521	501	158,897	–	159,398

Return of Stock in Settlement	(30,000)	(30)	(8,670)	–	(8,700)

Warrants Issued for Services	–	–	119,361	–	119,361

Warrants Issued in Debt Settlement	–	–	209,006	–	209,006

Stock Option Expense	–	–	1,305,716	–	1,305,716

Embedded Conversion Based Effective Interest	–	–	52,963	–	52,963

Net Loss 2011	–	–	–	(2,547,493)	(2,547,493)

Balance December 31, 2011	49,405,732	$49,406	$19,808,851	$(22,340,460)	$(2,482,203)

Stock Issued for Cash	4,200,000	$4,200	$1,045,800	$–	$1,050,000

Cash Offering Costs	–	–	(84,000)	–	(84,000)

Stock Issued for Services	594,286	594	73,899	–	74,493

Stock Issued in Conversion of Convertible Note	3,647,591	3,648	1,044,188	–	1,047,836

Stock Issued in Settlement of Note Payable	250,000	250	48,250	–	48,500

Warrants Issued for Services	–	–	12,274	–	12,274

Stock Option Expense	–	–	766,732	–	766,732

Net Loss 2012	–	–	–	(2,481,728)	(2,481,728)

Balance December 31, 2012	58,097,609	$58,098	$22,715,994	$(24,822,188)	$(2,048,096)

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,481,728)	$(2,547,493)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	60,428	65,026
Bad debt expense (recovery)	(14,488)	14,488
Warrants issued as debt issuance fees	12,274	–
Common Stock issued for Services	6,993	271,458
Amortization of prepaid expenses paid in common stock	46,226	97,967
Gain on debt Settlement, net	(8,731)	(223,771)
Gain on settlement of debt for common stock	(34,000)	(42,302)
Compensation expense related to grant of stock options	766,732	1,305,716
Change in fair value of embedded conversion option liability	(647,977)	(963,931)
Amortization of debt discount	674,254	517,284
Amortization of debt issue costs	30,480	9,520
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	1,129,946	(1,413,497)
Prepaid Expenses and other current assets	1,954	7,585
Costs in excess of billings on uncompleted contracts	–	7,472
Costs and estimated earnings in excess of billings on uncompleted contracts	42,580	(42,580)
Inventory	(56,325)	–
Deposits	(6,250)	393
Increase (decrease) in:
Accounts Payable	(839,460)	651,612
Accounts Payable - related party	(109,145)	–
Accrued Expenses	253,493	223,416
Accrued Rent	9,417	9,417
Sales Tax Payable	(3,402)	5,438
Deferred Revenue	80,000	–
Billings in excess of costs on uncompleted contracts	–	(21,169)
Billings in excess of costs and estimated earnings on uncompleted contracts	(76,083)	97,120
NET CASH USED IN OPERATING ACTIVITIES	(1,162,812)	(1,970,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(9,568)	(12,959)
NET CASH USED IN INVESTING ACTIVITIES	(9,568)	(12,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of notes payable	–	1,000,000
Repayments on convertible notes payable	–	(34,246)
Proceeds from Sale of Common Stock	1,050,000	1,717,251
Payments of offering costs related to sale of common stock	(84,000)	(254,513)
Payments of Debt Issue Costs	(5,000)	(40,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	961,000	2,388,492

NET INCREASE IN CASH	(211,380)	404,702

CASH AT BEGINNING OF YEAR	468,776	64,074

CASH AT END OF YEAR	$257,396	$468,776

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,268	$15,693
Cash paid for income tax	$1,748	$13,160

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Prepaid common stock issued for services	$67,500	$270,000
Conversion of accounts payable to convertible notes payable	$20,000	$16,140
Common stock issued for debt settlement	$–	$195,000
Common stock issued in conversion of note payable and accrued interest	$48,500	$33,000
Common stock issued in conversion of convertible note payable	$1,047,836	$16,140
Prepaid warrants for common stock issued for services	$–	$119,361
Warrants for common stock issued in debt settlement	$–	$209,006
Capitalization of accrued interest to notes payable	$2,004	$–
Capitalization of accrued interest to convertible notes payable	$130,383	$140,054
Embedded conversion option liability recorded as debt discount	$456,073	$647,977
Convertible note payable issued in exchange of note payable	$–	$58,318

The accompanying notes are an integral part of these Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

CONCENTRATIONS

Concentration of Credit Risk

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities.  This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal. On January 1, 2013 this additional federal insurance provision expired and accordingly, the standard insurance amount of $250,000 per depositor, per bank, will be effective for all periods after January 1, 2013.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2012.  There were no balances in excess of FDIC insured levels as of December 31, 2012.

Concentration of Accounts Receivable

At December 31, 2012 and 2011, customers that each accounted for more than 10% of our accounts receivable were as follows:

	2012	2011
Customer 1	46%	-
Customer 2	31%	-
Customer 3	18%	-
Customer 4	-	57%
Customer 5	-	40%

Concentration of Revenues

For the years ended December 31, 2012 and 2011, customers that each represented more than 10% of our revenues were as follows:

	2012	2011
Customer A	26%	26%
Customer B	24%	-
Customer C	22%	-
Customer D	13%	41%
Customer E	-	13%
Customer F	-	10%

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2012 or 2011.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2012, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See note 9 for further discussion of fair value measurements.)

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, our historical write-off experience, net of recoveries and economic conditions. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. Further, the Company may record a general reserve in its allowance for doubtful accounts to account for future changes that may negatively impact our overall collections. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of December 31, 2012, inventory consists entirely of raw materials.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

REVENUE AND COST RECOGNITION

Revenues are primarily derived from construction projects for the construction and installation of integrated solutions and proprietary products. Revenues also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services. In the future, the Company anticipates it will receive revenues from the direct sale of inventoried products to customers.

Revenues from design services and professional services are recognized as earned.

Revenues from inventoried product sales will be recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts.” Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor, allocable depreciation and other allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts.” Any billings of customers in excess of recognized revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.” However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

For construction contracts that do not qualify for use of the percentage of completion method, the Company accounts for such contracts using the “completed contract method” of accounting in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor, allocable depreciation and other allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.” The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company typically does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any. As the Company expands its product offerings, it will offer expanded and extended warranties on certain components or projects. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2012, the Company has no product warranty accrual given its lack of historical warranty experience.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $10,150 for the year ending December 31, 2012 and $44,202 for the year ending December 31, 2011.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred; such amounts aggregated $31,305 in 2012 and $40,543 in 2011.

STOCK-BASED COMPENSATION

The Company follows ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The fair value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees”.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2008 through 2012 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

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

Convertible debt convertible into 8,040,061 common shares, options to purchase 23,049,862 common shares and warrants to purchase 7,806,155 common shares were outstanding at December 31, 2012. Convertible debt convertible into 10,499,714 common shares, options to purchase 22,755,291 common shares and warrants to purchase 10,537,003 common shares were outstanding at December 31, 2011. Dilutive common stock equivalents were not included in the computation of diluted net loss per share in 2012 and 2011 because the effects would have been anti-dilutive due to the net losses. Due to the net loss in 2012 and 2011, basic and diluted net loss per share amounts are identical. These potential common shares may dilute future earnings per share.

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

SEGMENTS

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2012 and 2011, the Company only operated in one segment; therefore, segment information has not been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

2.	GOING CONCERN

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2012 and 2011, the Company had net losses of $2,481,728 (which includes $832,225 of stock based compensation expense) and $2,547,493 (which includes $1,675,141 of stock based compensation expense), respectively and cash used in operations of $1,162,812 and $1,970,831, respectively. Additionally, at December 31, 2012, the Company had a working capital deficit of $2,153,779, stockholders’ deficit of $2,048,096, and accumulated deficit of $24,822,188. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision plans to pursue a capital raise to raise at least an additional $2,190,000 during the upcoming months. Further, the Company has ongoing projects that are expected to generate operating profits and we are seeking additional projects that will provide additional revenues and operating profits. All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital. From January 1, 2012 through December 31, 2012, the Company raised a net $966,000 from an earlier offering that ended in the period ended June 30, 2012.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	CONTRACT ACCOUNTING AND ACCOUNTS RECEIVABLE

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts accounted for under the percentage completion contract method (See Note 1). There were no such contracts as of December 31, 2012.

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

At December 31, 2012, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method of accounting:

Billings and/or cash receipts on uncompleted contract	$60,000
Less: Revenues recognized	(33,162)
Billings in excess of costs and estimated earnings on uncompleted contracts	$26,838

At December 31, 2011, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method of accounting:

Billings and/or cash receipts on uncompleted contract	$1,743,753
Less: Revenues recognized	(1,640,832)
Billings in excess of costs and estimated earnings on uncompleted contracts	$102,921

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

The Company records accounts receivable related to its construction contracts and its design services based on billings or on amounts due under the contractual terms. The allowance for doubtful accounts is based upon the Company’s policy. Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

At December 31, 2012 and 2011, accounts receivable were as follows:

	December 31, 2012	December 31, 2011
Accounts receivable	$342,770	$1,472,716
Less: Allowance for doubtful accounts	(13,254)	(27,742)
Accounts receivable, Net	$329,516	$1,444,974

Bad debt expense (recovery) for 2012 and 2011 was ($14,488) and $14,488, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2012	December 31, 2011
Prepaid Investment Advisory Services	$48,675	$27,401
Prepaid Insurance	14,506	16,460
Total prepaid expenses and other current assets	$63,181	$43,861

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2012	December 31, 2011
Computer equipment and software	5 years	$150,370	$145,015
Furniture and fixtures	7 years	197,169	197,169
Office equipment	5 years	28,289	24,076
Machinery and equipment	5 years	28,159	28,159
Total property and equipment		$403,987	$394,419
Less accumulated depreciation		(312,711)	(252,283)

Property and Equipment, Net		$91,276	$142,136

Total depreciation expense for 2012 and 2011 was $60,428 and $65,026, respectively.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

6.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2012	December 31, 2011
Accrued vacation	$77,903	$54,555
Accrued officers’ salary	68,749	68,749
Accrued interest	30,356	55,804
Accrued estimated losses on contracts	44,508	–
Other accrued expense	14,513	666
Total accrued expenses	$236,029	$179,774

7.	CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During 2009, John Evey advanced $100,000 to the Company and on October 1, 2009, the Company executed a 10% convertible promissory note for $102,236, which included the total $100,000 principal advanced plus $2,236 of accrued interest.  This note was due December 31, 2010 and was convertible to common shares at $0.33 per share.  There was no beneficial conversion feature at the note date.   This note is subordinate to the Gemini Master Funds notes. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision (See Note 14).

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

Effective December 31, 2012, the Company entered into an additional extension agreement to extend the maturity date of this note to December 31, 2013. The conversion price for this note was reduced to $0.20 per share of common stock. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of December 31, 2012 is $122,683. The note continues to bear interest at a rate of 10% and all interest is paid in full as of December 31, 2012.

8.	NOTES PAYABLE

On June 1, 2010, the Company entered into a Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of conversion were $179,702. The note amount was for $160,633 and bears interest at 10%. The Company recorded a gain on the conversion of $19,069. The note can be converted only at the option of the Company, at any time, into common stock with a conversion price of $0.33 per share. In May, 2011, the Company made a partial conversion of this note into 100,000 shares of common stock. The Company recorded a payment of interest of $17,384, a reduction of outstanding debt of $15,616 and a loss on the settlement of debt of $2,000 related to this transaction (See note 11). The note, plus the accrued interest was due and payable on December 31, 2011. Effective December 31, 2011, the Company entered an amendment to this note extending the maturity date of the note to December 31, 2012. No other terms of the note were changed.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

During 2012, the Company made partial conversions of this note into 250,000 shares of the Company’s common stock. The shares were valued at their quoted trade prices aggregating to $48,500. The Company recorded payments of interest of $17,014, a reduction of principal of $65,486, and a gain on settlement of debt of $34,000 related to these transactions. Further, effective as of December 31, 2012, the Company entered into an amendment to this note extending the maturity date of the note to December 31, 2013 as well as reducing the conversion price of the note to $0.20 per share of common stock and amending the balance of the note, including accrued interest of $2,005 through December 31, 2012 and a modification fee of $15,464, to $97,000. This modification was treated as a debt extinguishment and the Company recorded a loss on the debt extinguishment of $15,464 related to this amendment. As of December 31, 2012, the note had a remaining balance due of $97,000. (see Note 11)

9.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary:

As of December 31, 2012, the following summarizes principal amounts owed under convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Note and Note Five	1,313,877	426,092	887,785
Gemini Master Fund – Note 2010-3	92,449	29,981	62,468
	$1,506,326	$456,073	$1,050,253

As of December 31, 2011, the following summarizes principal amounts owed under convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Note and Note Five	1,190,308	614,114	576,194
Gemini Master Fund – Note 2010-3	65,635	33,863	31,772
Hickson Note	1,000,000	26,277	973,723
	$2,355,943	$674,254	$1,681,689

Pegasus Note:

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share. There was no beneficial conversion feature at the note date. On March 28, 2011, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. Further, throughout the current term of the note, the lender agreed to waive the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance. As a result of this extension, the Company recorded $18,480 of embedded conversion option based effective interest in March 2011 which was recorded as debt discount and amortized over the remaining term of the note.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

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

Effective December 31, 2012, the Company entered into an additional modification extending the term of the note to December 31, 2013, and waiving, through December 31, 2012, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of December 31, 2012 is $100,000 with accrued and unpaid interest amounting to $30,356.

Gemini Second Amended Note and Note Five:

At the end of 2010, the Company had outstanding two convertible notes to Gemini Master Fund, Ltd (the “holder” or “lender”) originally due December 31, 2010. These notes bear interest at a rate of 12% per annum and have a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock at $0.25 per share. Interest under these notes is due on the first business day of each calendar quarter, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity. With regard to the conversion feature of these notes, the conversion rights contain price protection whereby if the Company sold equity or converted existing instruments to common stock at a price less than the $0.25 conversion price, the conversion price will be adjusted downward to the sale price. Furthermore, if the Company issues new rights, warrants, options or other common stock equivalents at an exercise price that is less than the stated conversion price, then the conversion price shall be adjusted downward to a new price based on a stipulated formula. The holder may not convert the debt if it results in the holder beneficially holding more than 4.9% of the Company common stock. The note is secured by substantially all assets of the Company and its subsidiaries, and is unconditionally guaranteed by all the subsidiaries.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

On December 31, 2012, the Company entered into a third extension and amendment agreement whereas the term of the note was extended to December 31, 2013. As a part of this amendment, the Company agreed to cause Robert Noble, its chairman, to execute a lock-up agreement whereas Mr. Noble agrees not to sell or transfer any shares of Envision common stock until a defined restriction period expires. Mr. Noble delivered such lock-up agreement. No other terms were modified, but the Company paid a $5,000 fee to cover legal and document fees which was capitalized as an asset on the balance sheet as “Debt issue costs” and will be amortized over the remaining life of the note. This change was accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company has recorded $426,092 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan. Further, at the modification date, $123,569 of accrued interest was added to the loan balance. At December 31, 2012, the notes had a total balance of $1,313,877, and a net balance of $887,785.

Gemini Note 2010-3:

On April 22, 2010, the Company entered into a new non-secured note with Gemini Master Fund, LTD, Note No. 2010-3, for $50,000. This note bore interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest, beginning July 1, 2010, with the note originally maturing on August 20, 2010. In the event a quarterly payment is late, it incurs a late fee of 20%. On December 31, 2010, the Company entered into a revised agreement to extend the maturity date of the note to December 31, 2011. As a part of this agreement, all accrued and unpaid interest amounting to $4,247 was capitalized into the note balance along with an extension fee of $4,069. Such extension fee, recorded as debt discount, was amortized to interest expense over the remaining term of the note.

Effective December 31, 2011, the Company entered into an agreement to modify the terms of this note. As a result of this modification, the maturity date of the note was extended to December 31, 2012; the per annum interest rate of the note was lowered to 10%; and the note became convertible with a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock of the Company at $0.20 per share. All terms related to the conversion process are deemed to be the same terms as the other Gemini notes discussed above. All other terms of the original note remain the same. These changes were accounted for as a debt modification but not a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company has recorded $33,863 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and was amortized over the remaining term of the loan. Further, at the modification date, $7,319 of accrued interest was added to the loan balance. At December 31, 2011, the note had a total balance of $65,635, and a net balance of $31,772.

Effective December 31, 2012, the Company entered into a further agreement to modify the maturity date of this note to December 31, 2013. No other terms of the note were modified. These changes were accounted for as a debt modification but not a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company has recorded $29,981 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan. Further, at the modification date, a $20,000 accounts payable balance was converted into the note balance and $6,814 of accrued interest was added to the note balance. At December 31, 2012, the note had a total balance of $92,449, and a net balance of $62,468.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

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

On March 22, 2012, the Company entered into an amendment with Mr. Hickson related to this note. The amendment amended the terms of the note allowing for the conversion of any accrued and unpaid interest to convert to common stock at an exercise price equal to the market price of our common stock on the day of conversion. Further on March 22, 2012, Mr. Hickson provided notice to the Company to convert his entire principal and accrued interest into common stock of the Company. As such, the Company issued 3,448,276 shares of common stock at $0.29 (based on contractual terms of the note) related to the principal and 199,315 shares of common stock at $0.24 (based on market price at time of transaction) for interest or a total of 3,647,591 shares of common stock in retirement of all outstanding obligations related to this convertible note. All remaining debt discount has been expensed to interest in accordance with ASC 470-20-40-1. There was no gain or loss recorded on this transaction. (See note 11 and 12)

Fair Value Measurements – Derivative liability:

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2011 and 2012:

		Fair value Measurements at December 31, 2011
	Carrying Value at December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$647,977	$–	$–	$647,977

		Fair value Measurements at December 31, 2012
	Carrying Value at December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$456,073	$–	$–	$456,073

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2011 and 2012:

Balance at December 31, 2010	$963,931
Increase in liability due to debt modification	647,977
Change in fair value	(963,931)
Balance at December 31, 2011	$647,977
Increase in liability due to debt modification	456,073
Change in fair value	(647,977)
Balance December 31, 2012	$456,073

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2012 and 2011:

Assumptions	December 31, 2012	December 31, 2011
Expected term	1.0	1.0
Expected Volatility	113%	107%
Risk free rate	0.16%	0.21%
Dividend Yield	0.00%	0.00%

There were no changes in the valuation techniques during 2012. The Company did however compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results. The weighted average interest rate for short term notes as of December 31, 2012 was 10%.

10.	COMMITMENTS AND CONTINGENCIES

Leases:

Prior to 2010, the Company entered into litigation with a previous landlord related to leased office space that the Company abandoned prior to its lease expiration. (See Legal Matters below). In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims. The Company has recorded a liability for this obligation, which has yet to be paid, amounting to $122,421 and $113,004 as of December 31, 2012 and December 31, 2011 respectively.

In December 2009, the Company entered into a new 4-year lease for new premises. The lease agreement includes a $100,000 note payable feature as discussed in Note 9, for the first year, and then includes rent increases each year thereafter. As of December 31, 2012, this lease, which expires in the upcoming fiscal year, has a remaining obligation of $107,168.

Rent expense, net of reimbursement for sublease (see Note 14), was $104,156 and $86,714 for the years ended December 31, 2012 and 2011, respectively.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

The Company was a party to a lawsuit with its former landlord whereby the landlord claims that the Company broke its lease with respect to the rental of office space, which housed the Company’s headquarters. The Company vacated premises on December 20, 2009 and the landlord repossessed premises on January 1, 2010. In 2010, a judgment was entered whereby Envision was ordered to pay $94,170 plus 10% interest until paid in satisfaction of all claims. The Company has accrued $122,421 related to this judgment. (See “Leases” above)

On December 7, 2010, Envision Solar Construction, Inc. reached a legal settlement with a former vendor related to outstanding payables owed by Envision Solar Construction, Inc. The terms of the settlement stipulated that Envision Solar Construction, Inc. owes the vendor $139,818 plus 10% accrued interest. The Company had accrued payables to this vendor representing the settlement amount and accrued interest of $184,171 at December 31, 2011 that was recorded in accounts payable. In October 2011, this same vendor filed a new lawsuit in an attempt to entwine Envision Solar International, Inc. (the parent company) and effectively force payment from the parent. In April 2012, the Company came to a new settlement related to this continued litigation. The Company made a partial payment to this vendor at this time, and agreed to a future reduction of amounts owed if and when the Company makes a future, predefined payment at any time prior to March 31, 2014. If the Company does not make such payment, the payable balance will remain as recorded and the legal obligation for such payment will revert to Envision Solar International, Inc. (the parent company). As of December 31, 2012, the Company has accrued payables to this vendor of $152,667.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. During 2012 and 2011, the Company has agreements to act as a reseller for certain vendors; joint development contracts with third parties; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties have agreed to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for advising and raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, other than revenue generating sales contracts, there are no firm commitments in such agreements as of December 31, 2012.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

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

In August 2011, the Company signed an agreement which it pledged newly issued shares of common stock to be valued at market prices as collateral for any claims made against a performance bond issued on behalf of the Company. The project for which the bond was issued is complete as of December 31, 2011 and there were no claims that would cause such collateral to be called. As of December 31, 2012, this bond has been cancelled.

11.	COMMON STOCK

Shares Issued

Issuances of the Company’s common stock during the years ended December 31, 2012 and 2011, respectively, are as follows:

2012

Stock Issued in Cash Sales

During the year ended December 31, 2012 pursuant to private placements, the Company issued 4,200,000 shares of common stock for cash with a per share price of $0.25 per share or $1,050,000 and the Company incurred $84,000 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

In May 2012, the Company issued 31,786 shares of common stock with a per share value of $0.22 (based on market price at the time of the transaction) or $6,993, for professional services rendered. The shares were fully vested and expensed during the three months ended June 30, 2012.

In October 2012, the Company issued 562,500 vested shares of common stock with a per share value of $0.12 (based on market price at the time of the transaction) or $67,500, for professional services to be rendered. The value of this contract was recorded as a prepaid asset and will be amortized over the nine month term of the agreement.

Stock Issued for Conversion of Convertible Debt

On March 22, 2012, a lender provided notice to the Company to convert the entire principal and accrued interest of his outstanding convertible note into common stock of the Company. As such, the Company issued 3,448,276 shares of common stock at $0.29 (based on contractual terms of the note) related to the $1,000,000 of principal and 199,315 shares of common stock at $0.24 (based on market price at time of transaction) for the $47,836 of accrued interest or a total of 3,647,591 shares of common stock in retirement of all outstanding obligations related to this convertible note. (See note 9)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Stock Issued in Settlement of Note Payable

In April 2012, the Company issued 100,000 shares of common stock with a per share value of $0.29 (based on market price at time of transaction) or $29,000 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $22,114, a reduction of accrued interest of $10,886 and a gain on debt settlement of $4,000 related to this transaction. (See Note 8)

In October 2012, the Company issued 150,000 shares of common stock with a per share value of $0.13 (based on market price at time of transaction) or $19,500 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $43,372, a reduction of accrued interest of $6,128 and a gain on debt settlement of $30,000 related to this transaction. (See Note 8)

2011

Stock Issued in Cash Sales

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

Stock Issued in Settlement of Note Payable

In May 2011, the Company issued 100,000 shares of common stock with a per share value of $0.35 (based on contemporaneous cash sales prices) or $35,000 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $15,616, a reduction of accrued interest of $17,384 and a loss on debt settlement of $2,000 related to this transaction. (See note 8)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Stock Issued for Debt Settlement

On March 24, 2011 the Company agreed to settle the lawsuit filed in July 2009 by a company owned by one of its shareholders primarily related to past due obligations. The settlement calls for a payment of $50,000 upon signing the settlement agreement and future payments in each of the subsequent five months of either 1) $35,000 in cash or 2) stock equivalent to $35,000 based on the end of day closing price of the Company’s stock on the first trading day of said month, at the Company’s option. The Company paid the initial $50,000 payment and recorded an additional $58,841 of expense in the three month period ended March 31, 2011 related to this liability. Further, during 2011, the Company issued 413,564 shares of common stock as payment of this obligation consistent with the settlement agreement. The per share values of these 413,564 shares issued consisted of: 198,279 shares at $0.35 (based on contemporaneous cash sales prices), 94,595 shares at $0.37 (based on market price), and 120,690 shares at $0.29 (based on market price). The Company reduced the outstanding debt by $175,000 and recorded a gain on settlement of debt of $35,602 related to these transactions. (See note 10)

In December of 2011, the Company issued 86,957 shares of common stock with a per share price of $0.23 (based on market price at time of transaction) or $20,000 as full payment of amounts owed to a former employee. There was no gain or loss recorded in this transaction.

Return of Stock in Settlement

In September 2011, the Company agreed to the return of 30,000 shares of common stock with a per share value of $0.29 (based on market price) or $8,700 as settlement of a dispute with a vendor for services previously paid and expensed but never rendered to the satisfaction of the Company. A gain on debt settlement of $8,700 was recorded in this transaction.

Other

In August 2011, the Company signed an agreement which it pledged newly issued shares of common stock to be valued at market prices as collateral for any claims made against a performance bond issued on behalf of the Company. The project for which the bond was issued is complete as of December 31, 2011 and there were no claims that would cause such collateral to be called. As of December 31, 2012, this bond has been cancelled.

12.	STOCK OPTIONS AND WARRANTS

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

In 2007, the Company authorized the 2007 Unit Option Plan when the Company was a limited liability company. Options granted under this plan were exchanged one for one for options of Envision Solar International, Inc. upon conversion to a corporation from an LLC. In March 2012, the Board of Directors effectively terminated the 2007 Plan. (See Note 1)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Stock Options

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. The Company’s stock option compensation expense was $766,732 and $1,305,716 for the years ended December 31, 2012 and 2011, respectively, and there was $680,682 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2012. This stock option expense will be recognized through December 2014.

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

From January 1, 2011 through December 31, 2011, the Company granted 16,582,856 stock options with a total valuation of $2,578,418 to certain executives and board members. Of these amounts, 9,162,856 were granted to Robert Noble, executive chairman, in exchange for the cancellation of 6,027,663 previously granted options per the terms of the earlier agreement executed by Mr. Noble and the Company and as discussed in the above paragraph. Per ASC Topic 718, this exchange of stock options was treated as a modification. The incremental value of $1,101,272, measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, and using the Black-Scholes option pricing model, will be amortized, along with the remaining unvested value of the original award, over the remaining vesting term of such modified options.

From January 1, 2012 through December 31, 2012, the Company issued 600,000 stock options under the plans with a total valuation of $101,632.

We used the following assumptions for options granted in fiscal 2012 and 2011:

	2012	2011
Expected volatility	106.70%	97.61%
Expected lives	3 -5.5 Years	5 -6.74 Years
Risk-free interest rate	0.21%	0.21%
Expected dividend yield	None	None

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

All options qualify as equity pursuant to ASC 815-40-25, “Contracts in Entity’s Own Equity.”

Option activity for the years ended December 31, 2012 and 2011 under the 2008 and 2011 Plans is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	12,200,098	$0.45
Granted	16,582,856	0.30
Exercised	–	–
Forfeited	(6,027,663)	0.58
Expired	-	–
Outstanding at December 31, 2011	22,755,291	$0.31
Exercisable at December 31, 2011	11,252,436	$0.30
Weighted average grant date fair value		$0.16
Granted	600,000	0.24
Exercised	–	–
Forfeited	–	–
Expired	(305,429)	0.33
Outstanding at December 31, 2012	23,049,862	$0.31
Exercisable at December 31, 2012	13,887,006	$0.29
Weighted average grant date fair value		$0.17

The following table summarizes information about employee stock options outstanding at December 31, 2012:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.23 -1.31	23,049,862	7.77 Years	$0.31	$–	13,887,006	$0.29	$–
	23,049,862	7.77 Years	$0.31	$–	13,887,006	$0.29	$–

As the Company’s stock price was lower than the weighted average exercise price at December 31, 2012, there is no aggregate intrinsic value of the options.

Options exercisable have a weighted average remaining contractual life of 7.21 years as of December 31, 2012.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Warrants

2012

In conjunction with the conversion of the Hickson convertible promissory note in March 2012 (See note 9), the Company paid a cash fee of $40,000 and an issuance of 68,966 warrants, each with a 5 year term and an exercise price of $0.29, for a total warrant valuation of $12,274 based on the Black-Scholes pricing model to Allied Beacon, the registered placement agent of the note.  The assumptions used in the valuation of these warrants include volatility of 105.82%; expected dividends of 0.0%; a discount rate of 0.214%; and a term of 5 years.  These fees were expensed to interest at the conversion date.  Jay Potter, our director, was a registered representative of Allied Beacon. (See note 14)

As a part of the Company’s private placement in 2012, the Company issued 210,000 warrants to Allied Beacon, the placement agents.  These warrants, valued at $30,590, are exercisable for 5 years at an exercise price of $0.275. There was no financial statement accounting effects for the issuance of these warrants as the value has been fully charged to Additional Paid-in-Capital as an offering cost against the offering proceeds. Jay Potter, our director, was a registered representative of Allied Beacon. (See note 14)

2011

In connection with a private placement which occurred between 2010 and 2011, stockholders were entitled to receive warrants equal to the number of shares that were purchased. As of December 31, 2011, the Company had issued 4,906,430 in 2011 and 3,009,814 in 2010 for a total of 7,916,244 warrants to purchase stock based on the number of shares sold. The warrants have an exercise price of $0.50 per share and expire 2 years from the date of issuance. The Company has the right to call and repurchase the warrants at any time after the common stock of the Company has traded at a last sale price of one dollar ($1.00) or more per share for twenty (20) days in the public securities trading market where it is quoted (i.e. currently the OTC Bulletin Board), for a repurchase price of $0.01 per warrant. Each warrant holder will have a period of twenty (20) days from the date of notice of the call to exercise the warrant before it is repurchased by the Company.

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

In August 2011, the Company issued 600,000 warrants, each with a five year term and exercise price of $0.25, for investor relations and financial advisory services to a Company controlled by Jay Potter, our Director. These warrants, valued at $119,361 using the Black-Scholes valuation methodology, are being expensed over the six month term of the agreement. (See Note 14)

In December 2011, and in conjunction with his resignation as Executive Chairman, the Company issued 1,138,120 warrants, each with a five year term and exercise price of $0.24 (market price at day of issuance) to Robert Noble in exchange for the cancellation of debts owed to Mr. Noble for vacation and deferred salary liabilities. These warrants were valued at $209,006 using the Black-Scholes valuation methodology and there was no gain or loss on the transaction. (See note 14)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Warrant activity for the years ended December 31, 2012 and 2011 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	3,479,147	$0.52
Granted	7,057,856	0.43
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2011	10,537,003	$0.46
Exercisable at December 31, 2011	10,537,003	$0.46
Weighted average grant date fair value		$0.19
Granted	278,966	$0.28
Exercised	-	-
Forfeited	-	-
Expired	(3,009,814)	0.50
Outstanding at December 31, 2012	7,806,155	$0.44
Exercisable at December 31, 2012	7,806,155	$0.44
Weighted average grant date fair value		$0.15

Warrants exercisable have a weighted average remaining contractual life of 1.45 years as of December 31, 2012.

13.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2012 and 2011 due to the Company’s net losses. Income tax expense represents minimum state taxes due. During 2011, in addition to the $1,600 minimum taxes disclosed below, the Company had to repay previous years’ erroneous State refunds relating to fiscal years 2008 and 2009, along with some local taxes resulting in a total income tax expense of $13,160.

The blended Federal and State tax rate of 39.83% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	Year ended December 31,
	2012	2011
Computed “expected” tax expense (benefit)	$(843,193)	$(866,148)
State taxes, net of federal benefit	(180,827)	(203,167)
Goodwill impairment and other non-deductible items	(155,420)	(219,135)
Change in deferred tax asset valuation allowance	1,181,188	1,290,050
	$1,748	$1,600

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2012	2011
Deferred tax assets:
Accrued vacation	$12,430	$54,360
Accrued salaries	27,386	143,030
Charitable contributions	2,731	2,333
Reserve for bad debt	18,684	29,288
Stock options	4,237,988	3,932,565
Other	3,751	–
Net operating loss carryforward	5,193,118	4,162,918
Total gross deferred tax assets	9,496,088	8,324,494
Less: Deferred tax asset valuation allowance	(9,480,641)	(8,299,453)
Total net deferred tax assets	15,447	25,041

Deferred tax liabilities:
Depreciation	(15,447)	(25,041)
Total deferred tax liabilities	(15,447)	(25,041)
Total net deferred taxes	$–	$–

The valuation allowance at December 31, 2012 was $9,480,641. The increase in the valuation allowance during 2012 was $1,181,188.

At December 31, 2012, the Company has a net operating loss carry forward of $13,036,768 available to offset future net income through 2032. The NOL expires during the years 2014 to 2032. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

14.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

Desmond Wheatley, the current CEO and President of the Company, is the owner of a consulting firm that provided services to the Company during 2010, including his own personal services. As of December 31, 2011, the Company had a balance owed to this consulting firm of $109,145 that is included in Accounts Payable –Related Party. This balance was paid during 2012.

Prior to November 2012, Jay Potter, our director, was a registered representative of Allied Beacon and had been engaged through Allied Beacon to provide capital raising services to the Company as it related to the private offerings offered in 2012 and 2011. The Company has paid $84,000 in 2012 and $254,513 in 2011 of cash offering costs related to these services all of which have been accounted for as a reduction of additional paid in capital. Further, the Company paid this same affiliate $40,000 of debt issue costs in 2011 that were capitalized on the balance sheet and amortized over the life of the applicable convertible loan. In March 2012, in conjunction with the conversion of this loan to common stock of the Company, the Company paid a cash fee of $40,000 to Allied Beacon and an issuance of 68,966 warrants, each with a 5 year term for a total warrant valuation of $12,274. (See notes 9 and 12)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

In 2011, a company owned in part by the Company’s Chairman rented office space from the Company for $500 per month which amount was deemed to be the equivalent value for rent paid by third parties for such space. This office space was vacated in December 2011. (see Note 10)

Note Payable to Officer

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2013. The current amount owed to Mr. Evey as of December 31, 2012 is $122,683. (See Note 7)

Warrants issued to Directors

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

15.	SUBSEQUENT EVENTS

During the period from January 1, 2013 to the date of this report, pursuant to private placements, the Company issued 12,291,333 shares of common stock for cash with a per share price of $0.15 per share or $1,843,700 and the Company incurred $147,496 of capital raising fees that were paid in cash and charged to additional paid-in capital. The Company also issued 6,145,667 warrants included in the offering price. Further, as a part of this private placement, the Company issued 614,567 warrants to Allied Beacon, the placement agents.   These warrants, valued at $131,145, are exercisable for 5 years at an exercise price of $0.25. There was no financial statement accounting effects for the issuance of these warrants as the value has been fully charged to Additional Paid-in-Capital as an offering cost against the offering proceeds. Prior to December 2012, Jay Potter, our director, was an affiliate of Allied Beacon.

In March 2013, the Company issued 250,000 shares of common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $37,500, for investor relations services to be rendered over the following six months. The shares were fully vested and will be recorded as a prepaid asset and expensed during the first six months of the agreement. The agreement is for a twelve month period and is cancellable after the first six months if Envision notifies the provider in writing within 30 days of the initial six month period end. The agreement is automatically renewed for successive twelve month periods if not cancelled by Envision within 30 days of the renewal date. The agreement calls for payment of 250,000 shares of common stock at the six month anniversary date of the agreement and an additional 6,000 shares of common stock each quarter.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2011, we had identified the following material weaknesses which still existed as of December 31, 2012 and through the date of this report:

As of December 31, 2011 and 2012 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness and therefore affects disclosure controls and procedures.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2012. Based on this assessment, management believes that, as of December 31, 2012, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting, nor have certain IT controls been developed and adhered to.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Our Board of Directors is seeking a candidate with audit committee financial expertise to serve as an independent director of the Company and as the Chairman of our audit committee. Management plans to make future investments in the continuing education of our accounting and financial staff. Specifically, we plan to seek specific public company accounting training during 2013. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for our anticipated audit committee. We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of all current executive officers and members of the Board of Directors and certain information regarding them are set forth in this section of the annual report. Our directors hold office until the earlier of their death, resignation, removal by stockholders, or until their successors have been qualified. Our officers are selected annually by, and serve at the pleasure of, our board of directors.

The following table sets forth information regarding our executive officers as of March 29, 2013:

Name	Age	Position
Desmond Wheatley	47	Chief Executive Officer, President and Director

Chris Caulson	44	Chief Financial Officer

Robert Noble	60	Chairman of the Board of Directors

Jay Potter	48	Director

John Evey	63	Director

Biographies of Directors and Officers

DESMOND WHEATLEY has served as our President and Chief Operating Officer since September 2010 and was named Chief Executive Officer and a Director in August 2011. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Envision Solar, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC, CEO of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company and from 2000 to 2007 Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions, fka Wireless Facilities with the last five years as President of ENS, the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002 Mr. Wheatley held senior management positions in the cellular and broadband wireless industries; deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the USA. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500M in debt and equity. Mr. Wheatley sits on the boards of Admonsters, San Francisco California and the Human Capital Group, Los Angeles, California and was formerly a board member at DNI in Dallas, Texas.

Mr. Wheatley’s qualifications are:

•	Leadership experience – Mr. Wheatley has been our Chief Executive Officer since August 2011 and President since September 2010. He has held numerous executive positions in international organizations including five years as President of a publically traded technology and energy management company.
•	Industry experience – Mr. Wheatley was the founding member of an international consulting company with expertise in the renewable and energy sectors. He has held various executive level positions in multiple infrastructure deployment companies and has been involved in energy management and renewables since 2002.

•	Finance Experience – Mr. Wheatley was founding partner in multiple companies with direct responsibilities for their financial success and stability. He has participated in $500 million of capital raises and held full profit and loss responsibility for a public company with approximately $70 million of revenues.
•	Education experience – Mr. Wheatley was educated in his native Scotland.

CHRIS CAULSON has been our Chief Financial Officer since August 2011 and previously led our accounting and finance functions since November 2010. Mr. Caulson brings over 22 years of financial management experience including security infrastructure and technology integration, wireless communications, and telecommunications industries. From 2004 through 2009, Mr. Caulson held various positions including Vice President of Operations and Finance of ENS, the largest independent technology systems integrator in the United States and a wholly-owned division of Kratos Defense & Security Solutions, Inc. In this role, Mr. Caulson was responsible for the operational and financial execution of multiple subsidiaries and well over $100 million of integration projects including networks for security, voice and data, video, life safety and other integrated applications.  Prior to 2004, Mr. Caulson was CFO of Titan Wireless, Inc., a $200 million international telecommunications division of Titan Corp (subsequently purchased by L-3.).  Mr. Caulson, who has a Bachelors of Accountancy from the University of San Diego, began his career with the public accounting firm Arthur Andersen.

Mr. Caulson’s qualifications:

•	Leadership experience – Mr. Caulson has been our Chief Financial Officer since August 2011 and has held similar positions in multiple other companies.
•	Finance experience – Mr. Caulson has over 22 years experience in financial related positions and was an external auditor in the public accounting firm of Arthur Andersen.
•	Industry experience – Mr. Caulson has held multiple financial related executive positions in publically traded companies.
•	Education experience – Mr. Caulson has his bachelors of accountancy degree from the University of San Diego.

ROBERT NOBLE has served as Chairman of the Board of Directors since 2006 and was our prior Chief Executive Officer and Chief Financial Officer, resigning both positions in August 2011. Prior to founding Envision, Mr. Noble served as the Chief Executive Officer of Tucker Sandler Architects, an architecture firm located in San Diego, California, from 2000 through 2007. Mr. Noble has served as the Chairman of Noble Environmental Technologies, Inc., a materials company, since 1998, Ecoinvestment Network, a California company, since 2007, Envision Regenerative Health, a California company, since 2008, Noble Environmental Europe, AG, a Swiss company, and the Noble Group, Inc., a California company, since 2007. Mr. Noble is an accomplished architect, environmental designer, industrial designer and environmental technology entrepreneur. Mr. Noble and his work have won numerous awards, including awards from Popular Science Magazine (Best of What's New), Entrepreneur Magazine (Innovator of the Year, Environmental Category), National Public Radio (E-chievement Environmental Award), the Urban Land Institute (San Diego Smart Growth Award, Innovation Category) and The American Institute of Architects - San Diego Chapter (Energy Efficiency Award). He received his undergraduate degree in architecture from the University of California - Berkeley, and his Master of Architecture from Harvard University Graduate School of Design. Mr. Noble also completed graduate work at Cambridge University and Harvard Business School.

Mr. Noble’s qualifications:

•	Leadership experience – Mr. Noble has been our chairman and through August 2011 had been chief executive officer since inception and has held similar positions in multiple other companies.
•	Finance experience – Mr. Noble was our founder and has been chief executive officer of our company as well as other companies supervising the financial management of such as a part of his responsibilities.
•	Industry experience – Mr. Noble is an accomplished and award winning architect and has served as a community leader in the eco-friendly space. He is an international speaker on the subject.
•	Education experience – Mr. Noble received his undergraduate degree in architecture from the University of California - Berkeley, and a Master of Architecture from Harvard University Graduate School of Design. Mr. Noble also completed graduate work at Cambridge University and Harvard Business School.

JAY POTTER has served as a Director of the Company since 2007. Mr. Potter has been active in the financial and energy industries for over 20 years and has participated, directed or placed over two hundred million dollars of capital in start-up and early stage companies. Mr. Potter takes an active role in the development of the funded companies and has participated as advisor, director or officer to many of the company’s he has helped fund. In 2006, Mr. Potter served as the interim Chief Executive Officer of EAU Technologies Inc. (Symbol: EAUI:OB), a publicly traded company specializing in non-toxic sanitation and disinfectant technologies. He founded an early stage venture fund in GreenCore Capital, Inc. and serves as that company's Chairman and Chief Executive Officer. He has served as Chairman, President and Chief Executive Officer of Nexcore Capital, Inc. and its financial service affiliates since co-founding the company in 1996. Prior to December 2012, he was a registered representative with Allied Beacon Partners, Inc., a registered securities broker dealer firm that has served as the placement agent on certain of the Company’s private placements of securities. Mr. Potter serves as the Chairman of Sterling Energy Resources, Inc. (symbol: SGER:PK), a public oil and gas company involved in the acquisition, exploration and development of oil and natural gas from its numerous leases. Mr. Potter serves as a Director of Envision, Noble Environmental Europe, AG, and Noble Environmental Technologies among others.

Mr. Potter’s qualifications are:

•	Leadership experience – Mr. Potter has held various executive positions at multiple companies and is a Board member of Envision, Noble Environmental Europe, AG, and Noble Environmental Technologies, Inc.
•	Industry experience – Mr. Potter has held numerous executive level positions for companies focusing on renewable energies and pother environmentally focused ventures.
•	Finance Experience – Mr. Potter raised and placed over $200 million of capital into early stage companies.
•	Education experience – Mr. Potter attended San Diego State University.

JOHN EVEY has served as a Director of the Company since April 2010. He was Executive Vice President of Nature and Culture International, an organization that has conserved more than 8.7 million acres of tropical forest to protect species, watersheds and ecosystems with and to support human communities in Latin America. Prior to accepting that role, Mr. Evey served for four years as Vice President for Development at the J. Craig Venter Institute (“JCVI”), for which he was responsible for generating collaborative partnerships and financial resources from all sources except federal research agencies for this major institute that is advancing genomic research to benefit human health and the environment. From 2002 to 2007, Mr. Evey served as Assistant Director of the Scripps Institution of Oceanography and Executive Director of Development for the Marine Sciences at University of California, San Diego (“UCSD”).  Prior, he was Vice President for Institutional Advancement at University of the Pacific and served also served for more than a decade as Director of Development at Oregon State University. His earlier experience includes roles as founding director of the Office for Resource Development at the Oregon Shakespeare Festival and as the initial association executive for the statewide arts lobby, Oregon Advocates for the Arts. As a volunteer, he catalyzed creation of the Southern Oregon Land Conservancy. As an officer of the Travel Industry Council of Oregon, Mr. Evey and two colleagues successfully advocated the creation and funding of a Tourism Division in the Oregon Department of Economic Development. Mr. Evey is a member of the Host Committee for the Kyoto Prize Symposium in San Diego, which helps to host the Kyoto Prize laureates each spring. During a thirty-five year professional career including thirty years directing development programs, Mr. Evey has personally generated more than $100 million in gifts and matching funds.

Mr. Evey’s qualifications are:

•	Leadership experience – Mr. Evey has held multiple executive positions, including as Vice President for Advancement for the three-campus University of the Pacific.
•	Industry experience – Mr. Evey has served as Director of Development for Oregon State University, a Carnegie Tier I research university with statewide services.
•	Finance Experience – Mr. Evey has personally generated over $100 million in gifts and matching funds to charitable organizations.
•	Education experience – Mr. Evey has a B.S. from Oregon State University and an M.S. from the University of Oregon as well as many professional development courses and seminars.

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

Compensation Committee

We currently have a compensation committee of the Board of Directors made up of two of our independent directors. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2012 have been complied with on a timely basis.

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

The Elements of Envision’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee or board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2012, all executive officer base salary decisions were approved by the board of directors.

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

Equity Incentive Awards

In order to provide an incentive to attract and retain directors, officers, and other employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, on August 10, 2011, the board approved and caused the Company to adopt, a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. This 2011 Plan was ratified by our shareholders as a part of the 2012 annual shareholders meeting.

From January 1, 2012 through December 31, 2012, the Company granted 600,000 stock options under the 2011 Plan with a total valuation of $101,632 to the members of the board of directors.

Additionally, although there were no new awards under the 2008 Plan granted during 2012, there are prior awards outstanding under the 2008 Plan to former officers and advisors. The 2007 Plan was terminated in March 2012.

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

There were no other employment agreements outstanding as of December 31, 2012.

Executive Officer Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services rendered in all capacities by our Chief Executive Officer and all other compensated executive officers, as determined by reference to total compensation for the fiscal year ended December 31, 2012 and 2011, who were serving as executive officers at the end of the 2012 and former executive officers, who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

			Deferred		Stock	Option	All Other
Name and Principal Position	Year	Salary	Comp	Bonus	Awards	Awards	Compensation	Total
		($)	($)	($)	($)	($)(1)	($)	($)

Desmond Wheatley (2)	2012	200,000	–	–	–	–	–	200,000
President and Chief Executive Officer	2011	200,000	–	–	–	859,997	–	1,059,997

Chris Caulson (3)	2012	165,000	–	–	–	–	–	165,000
Chief Financial Officer	2011	161,667	–	–	–	537,498	–	699,165

Robert Noble (4)	2012	--	–	–	–	28,916	–	28,916
Chairman, Former Chief Executive Officer,	2011	257,000	–	–	–	1,153,472	–	1,410,472
Former Chief Financial Officer

(1)	The amounts in this column reflect the grant-date fair value of stock options with respect to the years ended December 31, 2012 and 2011, in accordance with applicable accounting guidance related to stock based compensation. For a description of the assumptions used in determining the value of the options, see the notes to the consolidated financial statements.
(2)	Mr. Wheatley joined the Company full time in December 2010 and was appointed President at this time. On August 10, 2011, Mr. Wheatley was appointed Chief Executive Officer of the Company.
(3)	Mr. Caulson joined the Company full time in November 2010. On August 10, 2011, Mr. Caulson was appointed Chief Financial Officer of the Company.
(4)	Mr. Noble was our Chief Executive Officer and Chief Financial Officer until he resigned both positions on August 10, 2011. He remained Executive Chairman until he resigned from that position effective December 31, 2011. He is currently our Chairman of the Board. The compensation for option awards in 2012 was for options he received for his 2012 service on the Board.

Agreements with Executive Officers

Desmond Wheatley

Mr. Wheatley began providing services to us in April 2010 as a consultant. In September 2010, Mr. Wheatley was named President and continued providing services in this capacity as a consultant. In December 2010, we added Mr. Wheatley to full time employment status. On August 10, 2011, the Board of Directors appointed Desmond Wheatley (then the Company’s President and Chief Operating Officer) as its new Chief Executive Officer, President and Corporate Secretary and approved and entered into an employment agreement with him, effective on August 10, 2011. This agreement calls for an annual salary of $200,000. Further, Mr. Wheatley was granted 4,320,000 stock options with an exercise price of $0.27 per share and a ten (10) year term. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012. The term of the employment agreement ends on January 1, 2016.

Chris Caulson

On August 10, 2011, the Company appointed Chris Caulson as its new Chief Financial Officer and approved and entered into an employment agreement with him, effective on August 10, 2011. This agreement calls for an annual salary of $165,000. Further, Mr. Caulson was granted 2,700,000 stock options with an exercise price of $0.27 per share and a ten (10) year term. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012. The term of the employment agreement ends on January 1, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding incentive equity awards as of December 31, 2012, for each named executive officer:

	Number of securities	Number of securities
	underlying unexercised	underlying unexercised
	options – number	options – number	Option exercise	Option expiration
Name	exercisable	unexercisable	price ($)	date
Desmond Wheatley	4,320,000	–	$0.27	August 9, 2021

Chris Caulson	2,700,000	–	$0.27	August 9, 2021

Incentive Plan Awards

There were no equity incentive plan awards issued to executive officers during 2012.

Compensation of Directors

On August 10, 2011, the Board of Directors approved compensation for non executive board members of 200,000 stock options per year of service, effective and commencing on August 10, 2011. Accordingly, the Company has granted 200,000 stock options to each of Jay Potter and John Evey, effective August 10, 2011 for the year of service during the year ending December 31, 2011. The stock options have an exercise price of $0.27 per share and a term of ten (10) years. These options vest on a prorated basis over the year of service for which the options were granted.

On January 1, 2012, the board of Directors approved and the Company granted 200,000 stock options to each of its three non executive directors, for a total of 600,000 stock options valued at $101,632, for their 2012 service as members of the board of directors. Jay Potter and John Evey were granted 200,000 options with an exercise price of $0.23 per share and a term of ten (10) years. Because of the restrictions in our 2011 Plan that limit the issuance of stock options to anyone who holds more than 10% of the voting power of all classes of stock, Robert Noble was granted 200,000 stock options with an exercise price of $0.253 per share and a term of five (5) years.

The following Summary Compensation Table sets forth all compensation paid, distributed or accrued for services rendered in the capacities of non executive board members.

		Option
Name	Year	Awards ($)(1)	Total ($)
Robert Noble(2)	2012	28,916	28,916
	2011	–	–

Jay Potter	2012	36,358	36,358
	2011	39,825	39,825

John Evey	2012	36,358	36,358
	2011	39,825	39,825

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.
(2)	Robert Noble was Executive Chairman in 2011 and his related compensation is captured in the Summary Compensation Table of Executive Officers for that year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 21, 2013 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or become exercisable within 60 days of March 21, 2013 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 7675 Dagget Street, Suite 150, San Diego, California 92111.

	Number of Shares Beneficially		Percentage Beneficially
Name of Beneficial Owner	Owned (1)		Owned (2)

Robert Noble	12,925,560	(3)	18.30%
Jay Potter	2,173,310	(4)	3.08%
John Evey	1,196,676	(5)	1.69%
Desmond Wheatley	2,880,000	(6)	4.08%
Chris Caulson	1,800,000	(6)	2.55%
Keshif Ventures, LLC	6,000,000	(7)	8.49%
Gerald Hickson	4,893,276	(8)	6.93%
All officers and directors as a group (5 persons)	20,975,546		29.69%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise by such person of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 21, 2013.
(2)	Based on 70,638,942 shares of our common stock outstanding as of March 21, 2013.
(3)	Includes 200,000 shares of common stock issuable upon the exercise of options and 1,138,120 shares of common stock issuable upon the exercise of warrants.
(4)	Includes 791,167 shares of common stock, 400,000 shares of common stock issuable upon the exercise of options, 382,143 shares of common stock issuable upon the exercise of warrants and 600,000 shares issuable upon the exercise of warrants held by Fulcrum Enterprises, Inc. Mr. Potter is the chairman and president of Fulcrum Enterprises, Inc.
(5)	Includes 183,261 shares of common stock, 400,000 shares of common stock issuable upon the exercise of options and 613,415 shares of common stock issuable upon the conversion of balances owed through convertible note.
(6)	Includes shares of common stock issuable upon exercise of options.
(7)	Includes $6,000,000 shares issuable in 2013 pursuant to the Company’s private placement. The address for this holder is 4445 Eastgate Mall, San Diego, California 92121.
(8)	The address for this holder is 403 Hazeltine Drive, Austin Texas 78734

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Desmond Wheatley, the current CEO and President of the Company, is the owner of a consulting firm that provided services to the Company during 2010, including his own personal services. As of December 31, 2011, the Company had a balance owed to this consulting firm of $109,145 that was included in Accounts Payable –Related Party. This balance was paid during 2012.

Prior to December 2012, Jay Potter, our Director, was a registered representative of Allied Beacon and had been engaged through Allied Beacon to provide capital raising services to the Company as it related to the private offerings of common stock and common stock purchase warrants in 2012 and 2011. The Company has paid $84,000 in 2012 and $254,513 in 2011 of cash offering costs related to these services all of which have been accounted for as a reduction of additional paid in capital. Further, the Company paid this same affiliate $40,000 of debt issue costs in 2011 that were capitalized on the balance sheet and amortized over the life of the applicable convertible loan. In March 2012, in conjunction with the conversion of this loan into shares of the common stock of the Company, the Company paid a cash fee of $40,000 to this affiliate and issued 68,966 common stock purchase warrants, each with a five year term for a total warrant valuation of $12,274.

On January 10, 2013, Envision entered into a consulting agreement with GreenCore Capital, LLC (“GreenCore”) pursuant to which GreenCore will provide professional services to the Company in addition to acting as a sales channel for the Company’s products. Jay Potter, our Director, is the chief executive officer of GreenCore. In consideration for providing these services to the Company, GreenCore will be receive (i) $250 per hour for all services which are preauthorized and directed by the Company’s management and (ii) a cash fee (or equivalent value in the Company’s common stock at its option) equal to 5% of the Sales Price of Envision’s products (as that term is defined in the Consulting Agreement) received by the Company from customers who are referred to the Company by GreenCore. As of March 21, 2013, the Company owed or has paid GreenCore approximately $55,000 for such services.

In August 2011, the Company issued 600,000 common stock purchase warrants, each with a five year term and exercise price of $0.25 per share, for investor relations and financial advisory services to a company controlled by Jay Potter, our Director. These warrants, valued at $119,361 using the Black-Scholes valuation methodology, were expensed over the six month term of the agreement.

In December 2011, and in conjunction with his resignation as Executive Chairman, the Company issued 1,138,120 common stock purchase warrants, each with a five year term and exercise price of $0.24 per share (market price at day of issuance), to Robert Noble in exchange for the cancellation of debts owed to Mr. Noble for vacation and deferred salary liabilities. These warrants were valued at $209,006 using the Black-Scholes valuation methodology and there was no gain or loss on the transaction.

A company owned in part by the Company’s Chief Executive Officer rented office space from the Company for $500 per month, which amount is deemed to be the equivalent value for rent paid by the Company for such space. This arrangement terminated in December 2011.

In 2009, the Company executed a 10% convertible note payable to John Evey, our Director, in the amount of $102,236 originally due December 31, 2010 and further amended to become due December 31, 2013 for amounts lent to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. The current amount owed to Mr. Evey as of December 31, 2012 is $122,683.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2012 and 2011 were approved by the board of directors.  The following table shows the fees for the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$55,600	$54,600
Audit Related Fees (2)	$0	$5,400
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to audit related consulting projects.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2012 and 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are included in Item 8 of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and December 31, 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

None

3.	Exhibits

The following exhibits are included with this filing:

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: March 29, 2013	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Robert Noble	Dated: March 29, 2013
Robert Noble, Chairman

By: /s/Jay S. Potter	Dated: March 29, 2013
Jay S. Potter, Director

By: /s/John Evey	Dated: March 29, 2013
John Evey, Director

