Form 10-Q
period 2013-03-31
Envision Solar International, Inc.
filed 2013-05-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2013

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of May 14, 2013 was 70,788,942.

1

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Current Assets
Cash	$1,646,179	$257,396
Accounts Receivable, net	76,679	329,516
Prepaid and other current assets	118,092	63,181
Inventory	59,454	56,325
Total Current Assets	1,900,404	706,418

Property and Equipment, net	79,075	91,276

Other Assets
Debt issue costs, net	3,750	5,000
Deposits	9,407	9,407
Total Other Assets	13,157	14,407

Total Assets	$1,992,636	$812,101

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$426,818	$630,036
Accrued Expenses	312,684	236,029
Accrued Rent	124,775	122,421
Sales Tax Payable	36,850	38,864
Deferred revenue	80,000	80,000
Billings in excess of costs and estimated earnings on uncompleted contracts	4,662	26,838
Convertible Note Payable -Related Party	119,616	122,683
Notes Payable	97,000	97,000
Convertible Notes Payable, net of discount of $342,055 and $456,073 at March 31, 2013 and December 31, 2012 respectively	1,164,271	1,050,253
Embedded Conversion Option Liability	901,034	456,073

Total Current Liabilities	3,267,710	2,860,197

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 70,638,942 and 58,097,609 shares issued or issuable and outstanding at March 31, 2013 and December 31, 2012, respectively	70,639	58,098
Additional Paid-in-Capital	24,522,242	22,715,994
Accumulated Deficit	(25,867,955)	(24,822,188)

Total Stockholders' Deficit	(1,275,074)	(2,048,096)

Total Liabilities and Stockholders' Deficit	$1,992,636	$812,101

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2013	2012

Revenues	$155,528	$308,715

Cost of Revenues	195,746	162,744

Gross Profit (Loss)	(40,218)	145,971

Operating Expenses (including stock based compensation expense of $114,080 and $247,596 for the three months ended March 31, 2013 and 2012, respectively)	512,900	576,673

Loss From Operations	(553,118)	(430,702)

Other Income (Expense)
Other Income	350	201
Gain on Debt Settlement	112,667	20,769
Interest Expense	(160,705)	(355,156)
Change in fair value of embedded conversion option liability	(444,961)	(218,235)
Total Other Income (Expense)	(492,649)	(552,421)

Loss Before Income Tax	(1,045,767)	(983,123)

Income Tax Expense	–	836

Net Loss	$(1,045,767)	$(983,959)

Net Loss Per Share- Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding- basic and diluted	64,091,372	49,766,483

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,045,767)	$(983,959)
Adjustments to Reconcile Net loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	12,201	16,904
Warrants issued as debt issuance fees	–	12,274
Amortization of prepaid expenses paid in common stock	28,995	27,401
Gain on debt settlement	(112,667)	(20,769)
Compensation expense related to grant of stock options	85,085	207,921
Change in fair value of embedded conversion option liability	444,961	218,235
Amortization of debt issue costs	1,250	30,480
Amortization of debt discount	114,018	188,270
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	252,837	1,257,640
Prepaid expenses and other current assets	(46,406)	(33,451)
Inventory	(3,129)	–
Costs and estimated earnings in excess of billings on uncompleted contracts	–	(69,897)
Increase (decrease) in:
Accounts Payable	(90,551)	(801,621)
Accrued expenses	76,655	97,894
Accrued rent	2,354	2,354
Sales tax payable	(2,014)	(5,438)
Billings in excess of costs and estimated earnings on uncompleted contracts	(22,176)	(102,921)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(304,354)	41,317

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	1,843,700	–
Payments of offering costs related to sale of common stock	(147,496)	–
Repayments on convertible notes payable	(3,067)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,693,137	–

NET INCREASE IN CASH	1,388,783	41,317

CASH AT BEGINNING OF PERIOD	257,396	468,776

CASH AT END OF PERIOD	$1,646,179	$510,093

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$3,067
Cash paid for income tax	$–	$1,037

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$–	$1,000,000
Convertible accrued interest converted to common stock	$–	$47,836
Shares of common stock issued for services	$37,500	$–

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. The Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Envision's products deliver multiple layers of value such as architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking existed previously.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2013, and our financial position as of March 31, 2013, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual condensed consolidated financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012. The December 31, 2012 consolidated balance sheet is derived from those statements.

Principals of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Envision Solar International, Inc. and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2013. As of March 31, 2013, there was $1,537,287 greater than the federally insured limits.

Concentration of Accounts Receivable

As of March 31, 2013, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	96%

Concentration of Revenues

For the three months ended March 31, 2013, customers that each represented more than 10% of our net revenues were as follows:

Customer A	100%

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2013 and December 31, 2012 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At March 31, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Revenue Recognition

Revenues are primarily derived from construction projects for the construction and installation of integrated solutions and proprietary products. Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services. In the future, the Company anticipates it will receive revenues from the direct sales of inventoried products to customers.

Revenues from design services and professional services are recognized as earned.

Revenues from inventoried product sales will be recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

The Company may have contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed periodically on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2013, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Convertible debt convertible into 5,113,937 common shares, options to purchase 23,049,863 common shares and warrants to purchase 10,973,899 common shares were outstanding at March 31, 2013. These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2013 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2012 and 2013, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three month period ended March 31, 2013 that effect the consolidated financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after March 31, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013, the Company had net losses of $1,045,767. Additionally, at March 31, 2013, the Company had a working capital deficit of $1,367,306, an accumulated deficit of $25,867,955 and a stockholders’ deficit of $1,275,074. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision is currently raising capital through a private offering and should raise an additional $100,000 during the next few upcoming months. The Company will initiate further capital raises to provide additional working capital as dictated by our expected growth in the upcoming periods. Envision also intends to renegotiate the debt instruments that currently become due in December 2013. Further, the Company will seek out new contracts and projects that will provide additional revenues and operating profits. All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing potential additional working capital.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

Prior to fiscal 2011, the Company was advanced monies by John Evey, our director, and executed a 10% convertible promissory note which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the Gemini Master Funds notes. Through a series of extensions, the convertible note matured on December 31, 2011.

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

After principal payments totaling $3,067 during the three month period ended March 31, 2013, the balance of the note as of March 31, 2013 is $119,616 with accrued interest amounting to $3,067. The note continues to bear interest at a rate of 10%.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

4.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of March 31, 2013, the following summarizes amounts owed under short-term convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Note and Note Five	1,313,877	319,569	994,308
Gemini Master Fund – Note 2010-3	92,449	22,486	69,963
	$1,506,326	$342,055	$1,164,271

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share. There was no beneficial conversion feature at the note date. The Company entered into a series of amendments extending the maturity date of the note to December 31, 2012 and to further waive the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance.

Effective December 31, 2012, the Company entered into an additional modification extending the term of the note to December 31, 2013, and waiving, through December 31, 2012, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of March 31, 2013 is $100,000 with accrued and unpaid interest amounting to $32,822.

Gemini Second Amended Note and Note Five

At the end of 2010, the Company had outstanding two convertible notes to Gemini Master Fund, Ltd which were due December 31, 2011. These notes bore interest at a rate of 12% per annum and have a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock at $0.25 per share. Interest under these notes is due on the first business day of each calendar quarter, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity. With regard to the conversion feature of these notes, the conversion rights contain price protection whereby if the Company sold equity or converted existing instruments to common stock at a price less than the effective conversion price, the conversion price will be adjusted downward to the sale price. Furthermore, if the Company issues new rights, warrants, options or other common stock equivalents at an exercise price that is less than the stated conversion price, then the conversion price shall be adjusted downward to a new price based on a stipulated formula. The holder may not convert the debt if it results in the holder beneficially holding more than 4.9% of the Company common stock. The note is secured by substantially all assets of the Company and its subsidiary, and is unconditionally guaranteed by the subsidiary.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

On December 31, 2011, the Company entered into an extension and amendment agreement modifying certain terms of the notes. The interest rate was reduced to 10%; the conversion price was reduced from $0.25 to $0.20; and the term was extended to December 31, 2012.

On December 31, 2012, the Company entered into a further extension and amendment agreement whereas the term of the note was extended to December 31, 2013. As a part of this amendment, the Company agreed to cause Robert Noble, its chairman, to execute a lock-up agreement whereas Mr. Noble agrees not to sell or transfer any shares of Envision common stock until a defined restriction period expires. Mr. Noble delivered such lock-up agreement. No other terms were modified, but the Company paid a $5,000 fee to cover legal and document fees which was capitalized as an asset on the balance sheet as “Debt issue costs” and is being amortized over the remaining term of the note. This change was accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company has recorded $426,092 of embedded conversion option based effective interest, based on the increase in the fair value of the embedded conversion option due to the modification, which is recorded as debt discount and is being amortized over the remaining term of the loan. Further, at the modification date, $123,569 of accrued interest was added to the loan balance.

In January 2013, in conjunction with receiving funds from the Company’s private offering and due to the price protection provisions of the note as discussed above, the conversion price of this note was reduced to $0.15 per share. At March 31, 2013, the notes had a total balance of $1,313,877, and a net balance of $994,308, and accrued interest of $32,847.

Gemini Note 2010-3

In 2010, the Company entered into a separate non-secured note with Gemini Master Fund, LTD, Note No. 2010-3, for $50,000. This note bore interest at 12% per annum, payable in quarterly installments of the accrued and unpaid interest. In the event a quarterly payment is late, it incurs a late fee of 20%.

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

Effective December 31, 2012, the Company entered into a further agreement to modify the maturity date of this note to December 31, 2013. No other terms of the note were modified. These changes were accounted for as a debt modification but not a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company recorded $29,981 of embedded conversion option based effective interest, based on the increase in the fair value of the embedded conversion option due to the modification, which is recorded as debt discount and is being amortized over the remaining term of the loan. Further, at the modification date, a $20,000 accounts payable balance was converted into the note balance and $6,814 of accrued interest was added to the note balance.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

In January 2013, in conjunction with receiving funds from the Company’s private offering and due to the price protection provisions of the note, the conversion price of this note was reduced to $0.15 per share. At March 31, 2013, the note had a total balance of $92,449, a net balance of $69,963, and accrued interest of $2,311.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2013:

	Carrying Value at	Fair value Measurements at March 31, 2013
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$901,034	–	–	$901,034

The following is a summary of activity of Level 3 liabilities for the period ended March 31, 2013:

Balance December 31, 2012	$456,073
Change in Fair Value	444,961
Balance March 31, 2013	$901,034

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at March 31, 2013:

Assumptions
Expected term	0.75
Expected Volatility	118.47%
Risk free rate	0.14%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three month period ended March 31, 2013. The Company did however compute the valuation of this derivative liability using the binomial lattice model noting no material differences in valuation results.

5.	NOTES PAYABLE

The Company has an outstanding Promissory Note with one of its vendors that was entered into in exchange for the vendor cancelling its open invoices to the Company. The original loan amount was for $160,633 and bears interest at 10%. The note can be converted only at the option of the Company, at any time, into common stock with an original conversion price of $0.33 per share. Partial conversions of the note occurred in 2011, and further, through a series of amendments, the note, plus the accrued interest became due and payable on December 31, 2012. No other terms of the note were changed.

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

As of March 31, 2013, this note has a remaining balance due of $97,000 and accrued interest of $2,392.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES

Leases:

On March 26, 2007, the Company entered into a lease agreement for its corporate office for approximately $6,140 per month. Subsequent to December 31, 2007, the Company entered into an amended lease agreement at the same location in order to expand operations. The new lease had a commencement date of April 1, 2008 and is for a period of three years with an escalating annual base rent beginning at $16,505. During 2009, the Company entered into litigation with the landlord due to the Company’s default on rental payments. In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims. The total obligation amounts to $124,775 including interest, as of March 31, 2013.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through March 31, 2013. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of March 31, 2013.

Upon the signing of customer contracts, the Company enters into various other agreements with third party vendors who will provide services and/or products to the Company. Such vendor agreements may call for a deposit along with certain other payments based on the delivery of goods or services. The Company may be contingently liable for other payments required under such agreements.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

7.	COMMON STOCK

Stock Issued in Cash Sales

During the three months ended March 31, 2013 pursuant to private placements, the Company issued 12,291,333 shares of common stock for cash with a per share price of $0.15 per share or $1,843,700, and the Company incurred $147,496 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

In March 2013, the Company issued 250,000 shares of common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $37,500, for professional services to be rendered. The shares were fully vested and recorded as a prepaid asset and are being expensed over the six month term of the agreement.

8.	STOCK OPTIONS AND WARRANTS

Stock Options

No stock options have been granted in 2013. During the three months ended March 31, 2013, the Company recorded stock option based compensation expense of $85,085.

Warrants

During the three months ended March 31, 2013, pursuant to a private placement, the Company issued 6,145,667 warrants to purchase common stock which is based on the number of units sold in the private offering. These warrants have an exercise price of $0.20 per share and expire 1 year from the date of issuance.

As a part of the Company’s private placement, the Company issued 614,567 warrants in the three months ended March 31, 2013 to the placement agents.  These warrants, valued at $124,993, are exercisable for 5 years at an exercise price of $0.25. There was no financial statement accounting effects for the issuance of these warrants as the value has been fully charged to Additional Paid-in-Capital as an offering cost against the offering proceeds.

9.	RELATED PARTY TRANSACTIONS

Notes Payable to Director

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2013. During the three month period ended March 31, 2013, the Company made principal payments totaling $3,067 on this note. The balance of the note as of March 31, 2013 is $119,616 with accrued interest amounting to $3,067 (See note 3).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

10.	SUBSEQUENT EVENTS

In April 2013, pursuant to a private placement, the Company issued 150,000 shares of common stock for cash with a per share price of $0.15 per share or $22,500, and the Company incurred $1,800 of capital raising fees that were paid in cash and charged to additional paid-in capital. Additionally, as a part of the offering price, the Company issued 75,000 warrants, each with an exercise price of $0.20 per share and a 1 year term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Envision Solar International, Inc. (hereinafter, with its subsidiary, “Envision,” “Company,” “us,” “we” or “our”), the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.

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

Envision continues to identify other complimentary product offerings and enhancements to current offerings, and is in the design phase on certain such products.

Leveraging the structural and technological attributes of its existing products, the Company has developed a new and ground-breaking product called EV ARC™ which will be officially launched upon its initial roll-out that should be near the end of the second quarter of 2013. We believe EV ARC™ (Electric Vehicle Autonomous Renewable Charger) solves almost all of the problems associated with Electric Vehicle Charging Infrastructure deployments and is a product with a potentially very large addressable market. Until now, the deployment of EV chargers has been significantly hampered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is mounted to a poured concrete foundation which first requires excavation. Chargers also require a trench run to deliver grid connected electricity and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases and other site acquisition requirements will slow, or prevent entirely, the deployment of large numbers of chargers. Finally, if a charger is deployed successfully, the host is liable for increased kilowatt hour charges and often, more expensive demand charges. Landlords do not generally perceive enough value creation in the deployment of an EV Charger, and as such, are not inclined to grant permission to the service providers who approach them.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and delivered to the site ready to operate. Its ballasted pad contains battery storage and creates a structurally sound platform which will support the rest of the structure. The solar array structure is similar to our Socket™ product, and through our EnvisionTrak™ tracking solution, is column mounted to the ballasted pad. There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity stored in batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that EV ARC™ can charge day or night, and further means that EV ARC™ delivers a clean source of power to any EV Chargers that are integrated into the structure. Envision Solar continues to maintain a vendor agnostic stance in regards to EV charging, and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses.

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

Envision leverages a combination of in-house and outsourced resources to create its products. Management believes that the Company has significant operating leverage through the deliberate separation of intellectual property creation (in-house) and the actual physical fabrication and deployment of the Company's products (outsourced). All intellectual property is developed in-house by the Company's architects, engineers, and designers. Product designs are then vetted by third-party structural and electrical engineering firms which ensure that the designs meet all the jurisdictional requirements and codifications for the locations of deployment. This further helps dissipate any potential liabilities for the structural and electrical elements in providing additional insured parties. Architectural, structural, and electrical design elements are combined into shop and deployment documents that are currently exported to a vetted, qualified stable of fabrication and deployment resources.

It is the Company’s intention to create a limited fabrication facility in which the structural components of its mainstay products will be optimized and fabricated. We believe an in-house fabrication facility may enable the Company to reduce direct costs associated with individual products. We believe the facility will further enable the Company to make improvements to existing products and also to introduce new products in a much more timely and efficient manner. Management believes that the product development process will be significantly faster and less expensive when carried by an in-house fabrication facility. We believe one of the most significant risks and impediments to growth currently faced by the Company is its reliance upon outsourced fabrication, and the delays and costs associated with this model. The Company cannot respond to the significant growth opportunities currently within management’s purview in as timely and efficient a manner using outsourced resources, as will be possible when a fabrication facility is under the direct control of management. The standardized and broadly repurposed components which comprise the Company’s product set do not require an expensive fabrication facility. In fact, the line required will be narrow, limited and highly efficient, thus not requiring significant investment or human resources. The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources.

The continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered as a kit of parts to the customer site, and which require minimal field labor activities, is further positioning the Company as a provider of products which are complex but standardized and easily deployable and which reduces the exposure of the Company to the risks and inherent margin erosion that are incumbent in field deployments. The Company would continue to work with its existing fabrication partners and also qualify new resources so that spikes in product demand can be buffered through the use of outsourced resources if and while the Company’s in sourced fabrication facility is scaled to achieve the new levels of production. We believe the significant growth which the Company anticipates in the coming periods is attainable through this highly scalable model. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company has created are highly detailed and explanatory, thus enabling a growing pool of qualified sub-contracted resources to facilitate the fabrication and deployment of the products without being dilutive to quality. The Company places high emphasis on qualifying and vetting sub-contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

The Company continues to bring engineering and design improvements to its products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to the sites with a regularly decreasing level of field installation activity required. This allows the Company to reduce risks associated with field work such as weather, labor deficiencies and accidents. Our strategy also enables us to control labor costs through mass production in a factory environment and the avoidance of prevailing wage, union, or other labor related conditions that are outside of the Company's control on deployment sites. This improvement in products, standardization, and modularization has enabled the Company to significantly reduce field deployment timeframes.

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

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of accrued rent, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

Revenue and Cost Recognition. Revenues are primarily derived from construction projects for the construction and installation of integrated solutions and proprietary products. Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services. In the future, the Company anticipates it will receive revenues from the direct sales of inventoried products to customers.

Revenues from design services and professional services are recognized as earned.

Revenues from inventoried product sales will be recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet.

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

The Company may have contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. At the end of a reporting period, project managers detail out all remaining known costs to complete a project including the estimated labor hours, by labor type. Factors such as complexity of the project environment, history of the working relationship of the client, weather, availability of resources, and past experience of the manager are all some of the factors considered in determining such estimate. These estimates to complete are reviewed on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions to estimates are made cumulative to the date of the revision. These significant management judgments must be made and used in connection with the revenue recognized in the accounting period. Future estimates may be revised as additional information becomes available.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2013, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Inventory. Inventories are valued at the lower of cost or fair market value and consist of certain purchased or manufactured components of our overall product offering. Cost is determined using the first-in, first-out (FIFO) method, and includes material and labor costs. Due to the interchangeability of these inventory items, sales trends and historical experience as well as management's understanding of market conditions and forecasts of future product demand, all of which are subject to change, management does not believe an allowance for obsolete or excessive inventory is warranted.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended March 31, 2013.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue.   For the three months ended March 31, 2013, our revenues were $155,528 compared to $308,715 for the same period in 2012. In the three month period ended March 31, 2012, the Company closed out two large projects where the majority of the construction was completed in 2011. During the period ended March 31, 2013, the Company’s revenues were derived from a single project that the Company had in deployment. During the preceding year, the Company was challenged by certain macroeconomic type hurdles. Financing solutions that would assist potential customers in allowing them to make these large infrastructure purchases more easily continued to decline, and costs of such financing were high. Further, the government incentives being offered in certain markets were not as available due to program reductions or such programs being fully subscribed. Additionally, our product, which we believe to be of a significantly greater quality than competitor’s products, tend to cost significantly more than a typical competing product even though the benefits that come with our product, in our opinion, far outweigh such costs. Although we receive positive feedback on the value proposition of our product offerings, we believe these factors, combined with the overall economic conditions of the United States as it rebounds from a recession, have slowed companies from formalizing purchases. As a reflection of what we were seeing in the market, the Company focused a significant portion of its selling efforts toward securing large customers that have the ability to make sales orders for multiple products within one sales effort and may not be as vulnerable to these factors. While we believe we are making positive strides in securing these types of sales with very large, multi state companies, the sales cycles for these endeavors have been elongated and thus we had reduced sales in the 2012.

Gross Profit.  For the three months ended March 31, 2013, we had a gross loss of $40,218, compared to a gross profit of $145,971, for the same period in 2012. In 2012, the Company designed certain additional elements to our Solar Tree® array for the General Motors Cadillac division. We believe these changes, which were made in collaboration with Cadillac personnel, will add to the marketing value proposition of our structure for this client base, and we believe, will directly benefit the Company with increased sales to this channel. In 2012, the Company contracted with the first such Cadillac customer and incorporated these design elements into the product. During the three months ended March 31, 2013, the Company was successful in deploying this first ever Cadillac branded Solar Tree® array. During this installation, we experienced unforeseen challenges in the first time deployment of these new elements. Further, we experienced what management believes will be unique site conditions that increased costs of this singular deployment. These increased costs resulted in a gross loss for the period.

Operating Expenses.  Total operating expenses were $512,900 for the three months ended March 31, 2013 compared to $576,673 for the same period in 2012.  During the period ended March 31, 2013, the non cash employee stock option expense for previously issued stock options, included in these amounts, decreased to $85,085 from $207,921 during the same period in 2012. Additionally, payroll expense for the period increased approximately $45,000 in the 2013 period compared to 2012 while consulting expense, although changed in mix, increased approximately $15,000 in 2013 as the Company incurred additional investor relation consulting expense. All other expenses were consistent between periods.

Gain on Debt Settlement.  We recorded a gain on debt settlement of $112,667 for the three month period ended March 31, 2013 compared to a gain of $20,769 in the three month period ended March 31, 2012. This 2013 gain was the result of the Company making a concluding payment related to a prior negotiated settlement of a legal matter with a previous vendor.

Interest Expense. Interest expense was $160,705 for the three months ended March 31, 2013 compared to $355,156 for the same period in 2012. The decrease was primarily derived from three items. First, amortization of debt discount in the period ended March 31, 2013 was $114,018 as compared to $188,270 for the same period in 2012. Also, as a result of the conversion of convertible debt in the period ended March 31, 2012, approximately $83,000 of interest expense was incurred through the recording and amortization of fees, including loan origination fees, associated with such debt conversion. Further, interest amounting to approximately $33,000 was incurred in the 2012 period for debts that were no longer obligations in 2013.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a loss of $444,961 during the three month period ended March 31, 2013 compared to a loss of $218,235 during the same period in 2012. These losses were the result of adjusting the fair value of our derivative liabilities to market. The loss in the three month period ended March 31, 2013 arose due to the change in the market price of our securities during the period, but also due to the reduction of the conversion strike price of the related debt as per the note agreement.

Net Loss.  We had a net loss of $1,045,767 for the three months ended March 31, 2013 compared to net loss of $983,959 for the same period in 2012. All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At March 31, 2013, we had cash of $1,646,179. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $304,354 for the three months ended March 31, 2013, compared to cash provided by operations of $41,317 for the same period in 2012. The principal elements of cash flow from operations for the three months ended March 31, 2013 included a net loss of $1,045,767 offset by depreciation expense of $12,201, the non cash stock option-based compensation expense of $85,085, the non cash amortization of debt discount of $114,018, the non cash amortization of prepaid expenses paid in common stock of $28,995, the non cash loss of $444,961 for the increase in fair value of the embedded conversion option liabilities, a non cash gain on settlement of $112,667, a decrease in accounts receivable of $252,837 for monies collected, an increase in prepaid expenses primarily related to annual insurance premiums, an increase in accrued expenses of $76,655 related primarily to interest, a decrease in accounts payable of $90,551, and a decrease of billings in excess of costs and estimated earnings on uncompleted contacts of $22,176.

Cash received from our financing activities was $1,693,137 for the three months ended March 31, 2013 whereas there was no activity for the same period in 2012.  This cash received from financing activities is primarily net monies invested into the Company through a private financing that was open in the 2013 period.

As of March 31, 2013, current liabilities exceeded current assets by approximately $1,370,000. Current assets increased from $706,418 at December 31, 2012 to $1,900,404 at March 31, 2013, while current liabilities increased from $2,860,197 at December 31, 2012 to $3,267,710 at March 31, 2013. Accounts receivable decreased from $329,516 at December 31, 2012 to $76,679 at March 31, 2013, while accounts payable decreased from $630,036 to $426,818 in the same periods, respectively, due to the timing of project milestones and billings. Approximately $115,000 of debt discount was amortized in the three month period ended March 31, 2013. Further, the embedded conversion option liability increased from $456,073 at December 31, 2012 to $901,034 at March 31, 2013 as a function of the market valuation of our publically traded stock between these two dates along with the decrease of the strike price of the embedded conversion feature thus resulting in increased premiums to be recognized in possible future conversions of this convertible debt.

Management believes that evolution in the operations of the Company will allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements, systemization of its products leading to decreased field deployment measures, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these changes will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and continue the Company's growth. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is in the process of seeking additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although recent capital raising successes along with operational and business development changes are causing this situation to improve.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of December 31, 2012, we had identified the following material weaknesses which still exist as of March 31, 2013 and through the date of this report:

As of March 31, 2013, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We continued to carry out an ongoing evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of March 31, 2013. Based on this assessment, management believes that, as of March 31, 2013, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013, based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing legal matters of which management is aware.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the Company issued 12,291,333 shares of common stock to twenty different investors for cash with a per share price of $0.15 raising total capital of $1,843,700, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, and the Company incurred $147,496 of capital raising fees that were paid in cash and charged to additional paid-in capital.

In March 2013, the Company issued 250,000 shares of common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $37,500, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, for professional services to be rendered.

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

Dated: May 14, 2013	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer,
(Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Noble	Dated: May 14, 2013
Robert Noble, Executive Chairman

By:	/s/ Jay S. Potter	Dated: May 14, 2013
Jay S. Potter, Director

By:	/s/ John Evey	Dated: May 14, 2013
John Evey, Director

