Form 10-Q
period 2013-06-30
Envision Solar International, Inc.
filed 2013-08-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2013

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of August 13, 2013 was 71,248,942.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Envision Solar International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current Assets
Cash	$1,341,699	$257,396
Accounts Receivable, net	–	329,516
Prepaid and other current assets	90,293	63,181
Inventory, net	68,349	56,325
Total Current Assets	1,500,341	706,418

Property and Equipment, net	66,872	91,276

Other Assets
Debt issue costs, net	2,500	5,000
Deposits	9,407	9,407
Total Other Assets	11,907	14,407

Total Assets	$1,579,120	$812,101

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$399,338	$630,036
Accrued Expenses	466,116	358,450
Sales Tax Payable	36,828	38,864
Deferred Revenue	80,000	80,000
Billings in excess of costs and estimated earnings on uncompleted contracts	–	26,838
Convertible Note Payable -Related Party	116,616	122,683
Notes Payable	97,000	97,000
Convertible Notes Payable, net of discount of $228,037 and $456,073 at June 30, 2013 and December 31, 2012, respectively	1,278,289	1,050,253
Embedded Conversion Option Liability	919,734	456,073

Total Current Liabilities	3,393,921	2,860,197

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 71,248,942 and 58,098,609 shares issued or issuable and outstanding at June 30, 2013 and December 31, 2012, respectively	71,249	58,098
Additional Paid-in-Capital	24,690,897	22,715,994
Accumulated Deficit	(26,576,947)	(24,822,188)

Total Stockholders' Deficit	(1,814,801)	(2,048,096)

Total Liabilities and Stockholders' Deficit	$1,579,120	$812,101

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$2,282	$111,793	$157,810	$420,508

Cost of Revenues	24,874	75,054	220,620	237,798

Gross Profit (Loss)	(22,592)	36,739	(62,810)	182,710

Operating Expenses (including stock based compensation expense of $279,887 and $462,509 for the six months ended June 30, 2013 and 2012, respectively)	504,949	599,692	1,017,849	1,176,365

Loss From Operations	(527,541)	(562,953)	(1,080,659)	(993,655)

Other Income (Expense)
Other Income	487	737	837	938
Gain on Debt Settlement	–	7,426	112,667	28,195
Interest Expense	(161,638)	(205,156)	(322,343)	(560,312)
Change in fair value of embedded conversion option liability	(18,700)	524,575	(463,661)	306,340
Total Other Income (Expense)	(179,851)	327,582	(672,500)	(224,839)

Income (Loss) Before Income Tax	(707,392)	(235,371)	(1,753,159)	(1,218,494)

Income Tax Expense	1,600	34	1,600	870

Net Loss	$(708,992)	$(235,405)	$(1,754,759)	$(1,219,364)

Net Loss Per Share- Basic and Diluted	$(0.01)	$–	$(0.02)	$(0.02)

Weighted Average Shares Outstanding- Basic and Diluted	70,894,547	56,696,863	67,886,818	53,231,673

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,754,759)	$(1,219,364)
Adjustments to Reconcile Net loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	24,404	34,019
Warrants issued as debt issuance fees	–	12,274
Common stock issued for services	37,500	6,993
Amortization of prepaid expenses paid in common stock	72,217	27,401
Gain on debt settlement, net	(112,667)	(28,195)
Compensation expense related to grant of stock options	170,170	415,841
Change in fair value of embedded conversion option liability	463,661	(306,340)
Amortization of debt issue costs	2,500	30,480
Amortization of debt discount	228,036	350,265
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	329,516	1,368,561
Prepaid expenses and other current assets	(99,329)	(30,783)
Inventory, net	(12,024)	–
Costs and estimated earnings in excess of billings on uncompleted contracts	–	(31,253)
Deposits	–	(6,250)
Increase (decrease) in:
Accounts payable	(118,031)	(899,700)
Accounts payable - related party	–	(109,145)
Accrued expenses	107,666	111,847
Sales tax payable	(2,036)	(5,438)
Billings in excess of costs and estimated earnings on uncompleted contracts	(26,838)	(102,921)
NET CASH USED IN OPERATING ACTIVITIES	(690,015)	(381,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(4,213)
NET CASH USED IN INVESTING ACTIVITIES	–	(4,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	1,935,200	1,050,000
Payments of offering costs related to sale of common stock	(154,816)	(84,000)
Repayments on convertible notes payable	(6,067)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,774,317	966,000

NET INCREASE IN CASH	1,084,302	580,079

CASH AT BEGINNING OF PERIOD	257,396	468,776

CASH AT END OF PERIOD	$1,341,698	$1,048,855

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$6,134
Cash paid for income tax	$1,600	$1,071

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$–	$1,000,000
Convertible accrued interest converted to common stock	$–	$47,836
Common stock issued for debt settlement	$–	$29,000
Shares of common stock issued for prepaid services	$37,500	$–

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. The Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Envision's products deliver multiple layers of value such as media and advertising platforms, architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking existed previously.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2013 and 2012, and our financial position as of June 30, 2013, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain prior year accounts and balances in the unaudited condensed consolidated financial statements included herein as of and for the period ended December 31, 2012 have been reclassified to conform to the current year presentation.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012. The December 31, 2012 consolidated balance sheet is derived from those statements.

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

JUNE 30, 2013

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, and accounts receivable.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2013. As of June 30, 2013, there was $1,105,382 greater than the federally insured limits.

Concentration of Revenues

For the six months ended June 30, 2013, one customer represented 100% of our net revenues.

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2013 and December 31, 2012 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At June 30, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

JUNE 30, 2013

(Unaudited)

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2013, the Company has no product warranty accrual given its lack of historical warranty experience.

Stock-Based Compensation

The Company follows ASC 718, “Compensation — Stock Compensation.” ASC 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The fair value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

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

Convertible debt convertible into 4,664,204 common shares, options to purchase 23,049,863 common shares and warrants to purchase 9,851,540 common shares were outstanding at June 30, 2013. These shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2013 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2012 and 2013, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three and six month periods ended June 30, 2013 that affect the consolidated financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after June 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2013, the Company had net losses of $1,754,759. Additionally, at June 30, 2013, the Company had a working capital deficit of $1,893,580, an accumulated deficit of $26,576,947 and a stockholders’ deficit of $1,814,801. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the upcoming months, the Company intends to raise additional working capital. We further expect to have growth in revenues through new contracts in the upcoming periods that could provide operating profits. Additionally, Envision intends to renegotiate the debt instruments that currently become due in December 2013. All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing potential additional working capital.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30, 2013	December 31, 2012
Accrued vacation	$94,120	$77,903
Accrued salary	68,749	68,749
Accrued interest	117,455	30,356
Accrued estimated losses on contracts	39,839	44,508
Accrued settlement	127,130	122,421
Other accrued expense	18,823	14,513
Total accrued expenses	$466,116	$358,450

4.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

After principal payments totaling $6,067 during the six month period ended June 30, 2013, the balance of the note as of June 30, 2013 is $116,616 with accrued interest amounting to $6,134. The note continues to bear interest at a rate of 10%. (See note 10)

5.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of June 30, 2013, the following summarizes amounts owed under short-term convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Note and Note Five	$1,313,877	$213,046	$1,100,831
Gemini Master Fund – Note 2010-3	$92,449	$14,991	$77,458
	$1,506,326	$228,037	$1,278,289

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of the first year’s rent for new office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share. There was no beneficial conversion feature at the note date. The Company entered into a series of amendments extending the maturity date of the note to December 31, 2012 and to further waive the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance.

Effective December 31, 2012, the Company entered into an additional modification extending the term of the note to December 31, 2013, and waiving, through December 31, 2012, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. No proceeds of the current year financing have been used to pay down the note balance. The balance of the note as of June 30, 2013 is $100,000 with accrued and unpaid interest amounting to $35,315.

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

JUNE 30, 2013

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

In January 2013, in conjunction with receiving funds from the Company’s private offering, and due to the price protection provisions of the note as discussed above, the conversion price of this note was reduced to $0.15 per share. At June 30, 2013, the notes had a total balance of $1,313,877, a net balance of $1,100,831, and accrued interest of $66,515.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

In January 2013, in conjunction with receiving funds from the Company’s private offering and due to the price protection provisions of the note, the conversion price of this note was reduced to $0.15 per share. At June 30, 2013, the note had a total balance of $92,449, a net balance of $77,458, and accrued interest of $4,680.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2013:

	Carrying Value at	Fair value Measurements at June 30, 2013
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$919,734	$–	$–	$919,734

The following is a summary of activity of Level 3 liabilities for the period ended June 30, 2013:

Balance December 31, 2012	$456,073
Change in Fair Value	444,961
Balance March 31, 2013	$901,034
Change in Fair Value	18,700
Balance June 30, 2013	$919,734

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at June 30, 2013:

Assumptions
Expected term	0.50
Expected Volatility	130.96%
Risk free rate	0.14%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three month period ended June 30, 2013. The Company did however compute the valuation of this derivative liability using the binomial lattice model noting no material differences in valuation results.

6.	NOTES PAYABLE

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

As of June 30, 2013, this note has a remaining balance due of $97,000 and accrued interest of $4,810.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through March 31, 2013. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements, other than a monthly forgivable draw arrangement with certain sales representatives, as of June 30, 2013.

Upon the signing of customer contracts, the Company enters into various other agreements with third party vendors who will provide services and/or products to the Company. Such vendor agreements may call for a deposit along with certain other payments based on the delivery of goods or services. The Company may be contingently liable for other payments required under such agreements.

8.	COMMON STOCK

Stock Issued in Cash Sales

During the six months ended June 30, 2013 pursuant to private placements, the Company issued 12,901,333 shares of common stock for cash with a per share price of $0.15 per share or $1,935,200, and the Company incurred $154,816 of capital raising fees that were paid in cash and charged to additional paid-in capital.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

9.	STOCK OPTIONS AND WARRANTS

Stock Options

No stock options have been granted in 2013. During the three and six months ended June 30, 2013, the Company recorded stock option based compensation expense of $85,085 and $170,170.

Warrants

During the six months ended June 30, 2013, pursuant to a private placement, the Company issued 6,450,667 warrants to purchase common stock which is based on the number of units sold in the private offering. These warrants have an exercise price of $0.20 per share and expire 1 year from the date of issuance.

As a part of the Company’s private placement, the Company issued 645,067 warrants in the six months ended June 30, 2013 to the placement agents.  These warrants, valued at $130,402, are exercisable for 5 years at an exercise price of $0.25. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The following table summarizes the assumptions used:

Assumptions
Expected term	5 yrs
Expected Volatility	130.96%
Risk free rate	0.14%
Dividend Yield	0.00%

There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

10.	RELATED PARTY TRANSACTIONS

Notes Payable to Director

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2013. During the six month period ended June 30, 2013, the Company made principal payments totaling $6,067 on this note. The balance of the note as of June 30, 2013 is $116,616 with accrued interest amounting to $6,134 (See note 4).

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

Overview

Envision designs, engineers, fabricates and installs solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Management believes that Envision's products deliver multiple layers of value such as media and advertising platforms, architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking previously existed.

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

The Company has designed and incorporated EnvisionTrak™, its proprietary and patent pending tracking solution, to the Solar Tree® structure, furthering the unique nature of the product and increasing the Company's technological leadership within the industry. EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated to increase electrical production but perhaps a greater value is the high visual appeal created by Solar Tree® structures which are tracking the sun in perfect synchronicity.

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

Leveraging the structural and technological attributes of its existing products, the Company has developed a new and ground-breaking product called EV ARC™ which should be officially launched during the third quarter of 2013. We believe EV ARC™ (Electric Vehicle Autonomous Renewable Charger) solves many of the problems associated with electric vehicle charging infrastructure deployments and is a product with a potentially very large addressable market. Until now, the deployment of EV chargers has been significantly hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is mounted to a poured concrete foundation which first requires excavation. Chargers also require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases and other site acquisition requirements will slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and often, more expensive demand charges. Landlords often do not perceive enough value creation in the deployment of an EV Charger, and as such, are not inclined to grant permission to the service providers who approach them.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and can be delivered to the site ready to operate. Its’ ballasted pad contains battery storage and creates a structurally sound platform which will support the rest of the structure. The solar array structure is similar to our Socket™ product, and through our EnvisionTrak™ tracking solution, is column mounted to the ballasted pad. There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity which is stored in batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that EV ARC™ can charge day or night. EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Envision Solar continues to maintain a vendor agnostic stance in regards to EV charging, and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses. The EV ARC™ can be set up to charge a single EV or multiple electric scooters or smaller electric vehicles.

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

The Company produces a series of products which offer multiple layers of value to its customers leveraging the same underlying technology and fabrication techniques and infrastructure. This enables the Company to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products.

The Company’s current list of products include:

1.	The standard Solar Tree® structure, a thirty five foot square solar array mounted on a single column
2.	The Branded Solar Tree® structure which includes customized branding, finishes and signage
3.	The Solar Tree® SMP (Sustainable Media Platform) structure, which includes static and digital advertising displays
4.	The Solar Tree® HVLC (High Value Low Cost) structure, a lower cost version of the standard Solar Tree® structure
5.	The Solar Tree® Socket structure, a single space version of the Solar Tree® structure.
6.	The EV ARC™ (Electric Vehicle Autonomous Renewable Charger)

All Envision Products can be upgraded with the addition of:

1.	EnvisionTrak™ sun tracking technology
2.	SunCharge™ solar powered EV charging
3.	ARC™ technology energy storage
4.	LED lighting

Envision leverages a combination of in-house and outsourced resources to create its products. Management believes that the Company has significant operating leverage through the deliberate separation of intellectual property creation (in-house) and the actual deployment of the Company's products (outsourced). All intellectual property is developed in-house by the Company's architects, engineers, and designers. Product designs are then vetted by third-party structural and electrical engineering firms which ensure that the designs meet the jurisdictional requirements and codifications for the deployment locations. This further helps dissipate any potential liabilities for the structural and electrical elements in providing additional insured parties with partial responsibility for the designs. Architectural, structural, and electrical design elements are combined into shop and deployment documents that can be exported to a vetted, qualified stable of fabrication and deployment resources.

It is the Company’s intention to create a limited fabrication facility in the future in which the structural components of its mainstay products will be optimized and fabricated. We believe an in-house fabrication facility may enable the Company to reduce direct costs associated with individual products. We believe the facility will further enable the Company to make improvements to existing products and also to introduce new products in a much more timely and efficient manner. Management believes that the product development process can be significantly faster and less expensive when carried out by an in-house fabrication facility. We believe one of the most significant risks currently faced by the Company is its reliance upon outsourced fabrication, and the delays and costs associated with this model. The standardized and broadly repurposed components which comprise the Company’s product set do not require an expensive fabrication facility. In fact, the line required can be narrow, limited and highly efficient, thus not requiring significant investment or human resources. The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources. The Company will still be able to rely on outsourced fabrication resources when growth or high order volume makes it necessary.

The continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered as a kit of parts to the customer site, and which require minimal field labor activities, is further positioning the Company as a provider of products which are complex but standardized and easily deployable and which reduces the exposure of the Company to the risks and inherent margin erosion that are incumbent in field deployments. The Company would continue to work with its existing fabrication partners and also qualify new resources so that spikes in product demand can be buffered through the use of outsourced resources if and while the Company’s in-sourced fabrication facility is scaled to achieve any new levels of production. We believe the growth which the Company anticipates in the coming periods is attainable through this highly scalable model. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company is creating are highly detailed and explanatory, thus enabling a growing pool of qualified sub-contracted resources to fabricate and deploy the products without being dilutive to quality. The Company places high emphasis on qualifying and vetting sub-contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

The Company continues to bring engineering and design improvements to its products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to the sites with a regularly decreasing level of field installation activity required. This allows the Company to reduce risks associated with field work such as weather, labor deficiencies and accidents. Our strategy also enables us to control future labor costs through mass production in a factory environment and the avoidance of prevailing wage, union, or other labor related conditions that are outside of the Company's control on deployment sites. This improvement in products, standardization, and modularization has enabled the Company to significantly reduce field deployment timeframes.

Envision's proprietary technology is described and covered through various patented and patent-pending intellectual properties. Management believes innovation and the ability to create multiple layers of value beyond competing with utility-produced electricity are key differentiators for the Company.

Services

The Company manages and controls the entire turn-key deployment of its products and supervises any field activities performed by qualified subcontracted vendors. Increasingly, the Company's involvement in the deployments can be performed from its office locations. Design, engineering, entitlement, and program management are all conducted mostly in the office while installation management is performed in the field to ensure that the highest standards and efficiencies are being met throughout the deployment. Nevertheless, as the products become more standardized and systematized and as they require less field activities to perform the deployments, so too does the level of Company supervision decrease, and the existing construction management skill sets resident at the Company can be leveraged over an increasing volume of deployments.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2013, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Inventory. Inventories are valued at the lower of cost or fair market value and consist of certain purchased or manufactured components of our overall product offering. Cost is determined using the first-in, first-out (FIFO) method, and includes material and labor costs. If the Company determines that the carrying value of an item may not be realizable, an impairment reserve is recorded to adjust such items to their fair value.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three and six months ended June 30, 2013.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenue.   For the three months ended June 30, 2013, our revenues were $2,282 compared to $111,793 for the same period in 2012. In the three month period ended June 30, 2012, the Company began work on projects that were primarily completed later during that fiscal year. During the three month period ended June 30, 2013, the revenues were solely derived from the completion and final close out of the installation of the Company’s first Cadillac branded Solar Tree® array.

Our products, which we believe to be of a significantly greater quality than our competitor’s products, can cost significantly more to initially acquire than a typical competing product although we believe that the life cycle costs and TCO (total cost of ownership) may be lower. The benefits that come with our product, in our opinion, far outweigh the difference in installed costs offered by our lower priced competition. Although we continue to receive positive feedback on the value proposition of our product offerings, we believe that the high initial installation costs, combined with the overall economic conditions that companies are experiencing as they rebound from a recessionary period, have slowed businesses from completing purchases. We further believe that many companies are in a transitory period in their acceptance of various renewable energy platforms. In response to these market conditions, the Company has focused a significant portion of its selling efforts toward securing large customers that have the ability to order large volumes of our products within one sales effort. These larger customers appear to support and foster directives that lead to the proliferation of renewable energy systems for their properties. As an example, we have partnered with Cadillac to act as the exclusive provider of solar parking arrays for their dealership network and are working with their corporate teams to introduce our products to this network. While we believe that we are making positive strides in securing these types of sales with such customers, the sales cycles for these endeavors have been elongated and sales have been slower than expected.

Management is responding to these market conditions by creating new products which we believe may have reduced sales cycles and/or more attractive financial models. Examples of these product developments are:

1.     EV ARC™ - this product is much less expensive than our larger Solar Tree® structures and is portable. It requires less capital and real estate commitment from our potential customers, and therefore is an easier purchasing decision which may require a lower level of management sign-off. EV ARC™ is also highly exportable, and as such, offers significantly increased geographic growth potential. EV ARC™ is expected to be released in the third quarter of 2013 with the first units being shipped to a major US city.

2.     Solar Tree® HVLC structure – this product leverages the high quality engineering and fabrication of our standard Solar Tree® structure but without many of the finer aesthetic attributes and details. It is designed for broad deployments where branding and media placement are not important. It is well suited to enable the Company to compete in instances where low cost energy production is the foremost requirement of the purchaser such as RFPs and PPAs (Power Purchase Agreements). Management believes that our ability to produce and install the highest quality structures in a highly efficient manner will allow us to succeed in this highly competitive area of the industry.

3.     Solar Tree® SMP (Sustainable Media Platform) structure - management has consulted with various industry experts who report that the Company’s Solar Tree® structures strategically located in high traffic areas are extremely valuable platforms for display advertising and other media. With that in mind the Company has partnered with Daktronics to create a Solar Tree® structure with incorporated static or digital media displays. The pay back periods on such a structure should be far shorter and the revenue generation potential far greater than typical solar deployments can offer, and as such, the product offers a much easier financial decision for a potential customer such as a shopping mall REIT.

All of the above mentioned product offerings are based upon the Company’s existing products and technology but are designed to reduce the barriers to purchasing on the part of the prospective customer. Enhanced revenue generation and lowered product cost both create opportunities for improved financial models for our prospective customers which we believe will, in turn, reduce the length of the sales cycle while increasing the numbers of prospective customers for our products.

The Company has been delayed in its launch of its EV-ARC product. We believe the product will launch in the third quarter of 2013 and that we will experience increased revenues once this product is launched.

Gross Profit.  For the three months ended June 30, 2013, we had a gross loss of $22,592 compared to a gross profit of $36,739 for the same period in 2012. Our gross loss in the 2013 period was primarily due to estimated cost overruns associated with the production of our first ever EV-ARC™ product units. This product is the first of its kind, and the design and engineering team had significant engineering and production hurdles to overcome in the furtherance of its initial production. The Company has a previous sales agreement for this product and thus must record such losses as they are identified. Management believes that there are continual opportunities for reductions in the costs to produce future units as the initial problems are overcome. Further, increased volumes will allow for leverage of the integrated components.

Operating Expenses.  Total operating expenses were $504,949 for the three months ended June 30, 2013 compared to $599,692 for the same period in 2012.  During the period ended June 30, 2013, the non cash employee stock option expense for previously issued stock options, included in these amounts, decreased to $85,085 from $207,921 during the same period in 2012. Additionally, payroll expense increased approximately $30,000 in the 2013 period compared to 2012, marketing expenses increased by approximately $13,000 in 2013 while certain business development costs decreased by $30,000. Consulting expense, although changed in mix with an increase in IR related expense and a decrease in architectural consulting, remained consistent between the periods. Other expenses were consistent between periods.

Interest Expense. Interest expense was $161,638 for the three months ended June 30, 2013 compared to $205,156 for the same period in 2012. The decrease was primarily derived from the amortization of debt discount which was $114,018 in the period ended June 30, 2013 as compared to $161,994 for the same period in 2012.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a loss of $18,700 during the three month period ended June 30, 2013 compared to a gain of $524,575 during the same period in 2012. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $707,392 for the three months ended June 30, 2013 compared to net loss of $235,371 for the same period in 2012. All significant elements deriving these losses have been discussed above.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue.   For the six months ended June 30, 2013, our revenues were $157,810 compared to $420,508 for the same period in 2012. In the six month period ended June 30, 2012, the Company was in the finishing stage of multiple projects while on the starting phase of another. During the period ended June 30, 2013, the Company installed one of our products, our first ever Cadillac branded Solar Tree® array, for a Cadillac Dealership as the first part of the broader program.

Our products, which we believe to be of a significantly greater quality than our competitor’s products, can cost significantly more to initially acquire than a typical competing product although we believe that the life cycle costs and TCO (total cost of ownership) may be lower. The benefits that come with our product, in our opinion, far outweigh the difference in installed costs offered by our lower priced competition. Although we continue to receive positive feedback on the value proposition of our product offerings, we believe that the high initial installation costs, combined with the overall economic conditions that companies are experiencing as they rebound from a recessionary period, have slowed businesses from completing purchases. We further believe that many companies are in a transitory period in their acceptance of various renewable energy platforms. In response to these market conditions, the Company has focused a significant portion of its selling efforts toward securing large customers that have the ability to order large volumes of our products within one sales effort. These larger customers appear to support and foster directives that lead to the proliferation of renewable energy systems for their properties. As an example, we have partnered with Cadillac to act as the exclusive provider of solar parking arrays for their dealership network and are working with their corporate teams to introduce our products to this network. While we believe that we are making positive strides in securing these types of sales with such customers, the sales cycles for these endeavors have been elongated and sales have been slower than expected.

Management is responding to these market conditions by creating new products which we believe may have reduced sales cycles and/or more attractive financial models. Examples of these product developments are:

1.	EV ARC™ - this product is much less expensive than our larger Solar Tree® structures and is portable. It requires less capital and real estate commitment from our potential customers, and therefore is an easier purchasing decision which may require a lower level of management sign-off. EV ARC™ is also highly exportable, and as such, offers significantly increased geographic growth potential. EV ARC™ is expected to be released in the third quarter of 2013 with the first units being shipped to a major US city.

2.	Solar Tree® HVLC structure– this product leverages the high quality engineering and fabrication of our standard Solar Tree® structure but without many of the finer aesthetic attributes and details. It is designed for broad deployments where branding and media placement are not important. It is well suited to enable the Company to compete in instances where low cost energy production is the foremost requirement of the purchaser such as RFPs and PPAs (Power Purchase Agreements). Management believes that our ability to produce and install the highest quality structures in a highly efficient manner will allow us to succeed in this highly competitive area of the industry.

3.	Solar Tree® SMP (Sustainable Media Platform) structure - the management has consulted with various industry experts who report that the Company’s Solar Tree® structures strategically located in high traffic areas are extremely valuable platforms for display advertising and other media. With that in mind, the Company has partnered with Daktronics to create a Solar Tree® structure with incorporated static or digital media displays. The pay back periods on such a structure should be far shorter and the revenue generation potential far greater than typical solar deployments can offer, and as such, the product offers a much easier financial decision for a potent

All of the above mentioned product offerings are based upon the Company’s existing products and technology but are designed to reduced the barriers to purchasing on the part of the prospective customer. Enhanced revenue generation and lowered product cost both create opportunities for improved financial models for our prospective customers which we believe will, in turn, reduce the length of the sales cycle while increasing the numbers of prospective customers for our products.

The Company has been delayed in its launch of its EV-ARC product. We believe the product will launch in the third quarter of 2013 and that we will experience increased revenues once this product is launched.

Gross Profit.  For the six months ended June 30, 2013, we had a gross loss of $62,810 compared to a gross profit of $182,710 for the same period in 2012.

In 2012, the Company designed certain additional elements to our Solar Tree® array for the General Motors Cadillac division. We believe these changes, which were made in collaboration with Cadillac personnel, will add to the marketing value proposition of our structure for this client base, and we believe, will directly benefit the Company with increased sales to this channel. During the first quarter of 2013, the Company was successful in deploying this first ever Cadillac branded Solar Tree® array. During this installation, we experienced challenges in the first time deployment of these new elements, including what management believes will be unique site conditions that increased costs of this singular deployment. Further, as discussed above, during this period in 2013, we experienced additional cost overruns on the first time build of our first ever EV-ARC product. These increased costs resulted in a gross loss for the period.

Operating Expenses.  Total operating expenses were $1,017,849 for the six months ended June 30, 2013 compared to $1,176,365 for the same period in 2012.  During the period ended June 30, 2013, the non cash employee stock option expense for previously issued stock options, included in these amounts, decreased to $170,170 from $415,841 during the same period in 2012. Additionally, payroll expense increased approximately $75,000 in the 2013 period compared to 2012, marketing expenses increased by approximately $18,000 in 2013 while certain business development costs decreased by $30,000. Consulting expense increased approximately $20,000 changing in mix with an increase in IR related expense and a decrease in architectural and legal consulting. Other expenses were consistent between periods.

Gain on Debt Settlement.  We recorded a gain on debt settlement of $112,667 for the six month period ended June 30, 2013 compared to a gain of $28,195 in the same period of 2012. This 2013 gain was the result of the Company making a concluding payment related to a prior negotiated settlement of a legal matter with a previous vendor.

Interest Expense. Interest expense was $322,343 for the six months ended June 30, 2013 compared to $560,312 for the same period in 2012. The decrease was primarily derived from the amortization of debt discount which was $228,036 in the six month period ended June 30, 2013 as compared to $350,265 for the same period in 2012. Also, as a result of the conversion of convertible debt in the period ended March 31, 2012, approximately $83,000 of interest expense was incurred through the recording and amortization of fees, including loan origination fees, associated with such debt conversion. Further, interest amounting to approximately $33,000 was incurred in the 2012 period for debts that were no longer obligations in 2013.

Change in Fair Value of Embedded Conversion Option Liability. We recorded an expense of $463,661 during the six month period ended June 30, 2013 compared to a gain of $306,340 during the same period in 2012. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $1,754,759 for the six months ended June 30, 2013 compared to net loss of $1,219,364 for the same period in 2012. All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At June 30, 2013, we had cash of $1,341,699. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $690,015 for the six months ended June 30, 2013, compared to cash used by operations of $381,708 for the same period in 2012. The principal elements of cash flow from operations for the six months ended June 30, 2013 included a net loss of $1,754,759 offset by depreciation expense of $24,404, the non cash stock option-based compensation expense of $170,170, the non cash amortization of debt discount of $228,036, common stock issued for services of $37,500, the non cash amortization of prepaid expenses paid in common stock of $72,217, the non cash loss of $463,661 for the increase in fair value of the embedded conversion option liabilities, a non cash gain on settlement of $112,667, a decrease in accounts receivable of $329,516 for monies collected, an increase in prepaid expenses of $99,329 primarily related to annual insurance premiums and some prepaid services, an increase in accrued expenses of $107,666 related primarily to interest and vacation, a decrease in accounts payable of $118,031, and a decrease of billings in excess of costs and estimated earnings on uncompleted contacts of $26,838.

Cash received from our financing activities was $1,774,317 for the six months ended June 30, 2013 compared to cash received of $966,000 in the same period in 2012.  This cash received from financing activities is primarily net monies invested into the Company through private financings that were open in the period.

As of June 30, 2013, current liabilities exceeded current assets by approximately $1,894,000. Current assets increased from $706,418 at December 31, 2012 to $1,500,341 at June 30, 2013, while current liabilities increased from $2,860,197 at December 31, 2012 to $3,393,921 at June 30, 2013. Accounts receivable decreased from $329,516 at December 31, 2012 to $0 at June 30, 2013, while accounts payable decreased from $630,036 to $399,338 in the same periods, respectively, due to the timing of project milestones, billings, and payments. Approximately $228,000 of debt discount was amortized in the six month period ended June 30, 2013. Further, the embedded conversion option liability increased from $456,073 at December 31, 2012 to $919,734 at June 30, 2013 as a function of the market valuation of our publically traded stock between these two dates along with the decrease of the strike price of the embedded conversion feature thus resulting in increased premiums to be recognized in possible future conversions of this convertible debt.

Management believes that evolution in the operations of the Company will allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements, systemization of its products leading to decreased field deployment measures, increased public awareness of the Company and its products, the addition of products with lower entry prices or higher revenue potential, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these changes will enable the Company to generate sufficient revenue and gross margins and raise additional growth capital to allow the Company to manage its debt burden appropriately and continue the Company's growth. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is in the process of seeking additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although recent capital raising successes along with operational and business development changes are causing this situation to improve.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of December 31, 2012, we had identified the following material weaknesses which still exist as of June 30, 2013 and through the date of this report:

As of June 30, 2013, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote the likelihood of those conditions may be. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We continued to carry out an ongoing evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2013. Based on this assessment, management believes that, as of June 30, 2013, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013, based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing legal matters of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, the Company issued 610,000 shares of common stock to three different investors for cash with a per share price of $0.15 raising total capital of $91,500 pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, and the Company incurred $7,320 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBXBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2013	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer, (Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer, (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Noble	Dated: August 13, 2013
Robert Noble, Executive Chairman

By: /s/ Jay S. Potter	Dated: August 13, 2013
Jay S. Potter, Director

By: /s/ John Evey	Dated: August 13, 2013
John Evey, Director

