Form 10-Q
period 2013-09-03
Envision Solar International, Inc.
filed 2013-11-13
CIK 1398805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2013

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

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of November 13, 2013 was 71,702,942.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current Assets
Cash	$889,912	$257,396
Accounts Receivable, net	2,655	329,516
Prepaid and other current assets	84,655	63,181
Inventory, net	52,525	56,325
Total Current Assets	1,029,747	706,418

Property and Equipment, net	97,944	91,276

Other Assets
Debt issue costs, net	1,250	5,000
Deposits	9,407	9,407
Total Other Assets	10,657	14,407

Total Assets	$1,138,348	$812,101

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$499,946	$630,036
Accrued Expenses	477,338	358,450
Sales Tax Payable	38,058	38,864
Deferred Revenue	20,000	80,000
Billings in excess of costs and estimated earnings on uncompleted contracts	–	26,838
Convertible Note Payable -Related Party	113,616	122,683
Notes Payable	73,033	97,000
Convertible Notes Payable, net of discount of $114,018 and $456,073 at September 30, 2013 and December 31, 2012, respectively	1,392,308	1,050,253
Embedded Conversion Option Liability	488,717	456,073

Total Current Liabilities	3,103,016	2,860,197

Commitments and Contingencies (Note 7)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 71,702,942 and 58,098,609 shares issued or issuable and outstanding at September 30, 2013 and December 31, 2012, respectively	71,703	58,098
Additional Paid-in-Capital	24,864,562	22,715,994
Accumulated Deficit	(26,900,933)	(24,822,188)

Total Stockholders' Deficit	(1,964,668)	(2,048,096)

Total Liabilities and Stockholders' Deficit	$1,138,348	$812,101

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$80,000	$197,319	$237,810	$617,827

Cost of Revenues	134,634	175,477	355,254	413,275

Gross Profit (Loss)	(54,634)	21,842	(117,444)	204,552

Operating Expenses (including stock based compensation expense of $359,888 and $670,429 for the nine months ended September 30, 2013 and 2012, respectively)	539,539	648,715	1,557,388	1,825,080

Loss From Operations	(594,173)	(626,873)	(1,674,832)	(1,620,528)

Other Income (Expense)
Other Income	265	415	1,102	1,353
Gain on Debt Settlement	1,500	–	114,167	28,195
Interest Expense	(162,595)	(205,961)	(484,938)	(766,273)
Change in fair value of embedded conversion option liability	431,017	232,638	(32,644)	538,978
Total Other Income (Expense)	270,187	27,092	(402,313)	(197,747)

Income (Loss) Before Income Tax	(323,986)	(599,781)	(2,077,145)	(1,818,275)

Income Tax Expense	–	825	1,600	1,695

Net Loss	$(323,986)	$(600,606)	$(2,078,745)	$(1,819,970)

Net Loss Per Share- Basic and Diluted	$–	$(0.01)	$(0.03)	$(0.03)

Weighted Average Shares Outstanding- Basic and Diluted	71,401,616	57,385,109	69,075,647	54,826,354

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,078,745)	$(1,819,970)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	33,332	47,934
Warrants issued as debt issuance fees	–	12,274
Common stock issued for services	6,480	6,993
Amortization of prepaid expenses paid in common stock	92,339	27,401
Gain on debt settlement, net	(114,167)	(28,195)
Compensation expense related to grant of stock options	261,069	623,761
Change in fair value of embedded conversion option liability	32,644	(538,978)
Amortization of debt issue costs	3,750	30,480
Amortization of debt discount	342,055	512,259
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	326,861	1,293,577
Prepaid expenses and other current assets	(28,073)	(17,841)
Inventory, net	3,800	(9,244)
Costs and estimated earnings in excess of billings on uncompleted contracts	–	(93,405)
Deposits	–	(6,250)
Increase (decrease) in:
Accounts payable	(17,423)	(786,890)
Accounts payable - related party	–	(109,145)
Accrued expenses	124,921	199,895
Sales tax payable	(806)	(5,438)
Deferred Revenue	(60,000)	–
Billings in excess of costs and estimated earnings on uncompleted contracts	(26,838)	(98,391)
NET CASH USED IN OPERATING ACTIVITIES	(1,098,801)	(759,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(40,000)	(9,568)
NET CASH USED IN INVESTING ACTIVITIES	(40,000)	(9,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	1,935,200	1,050,000
Payments of offering costs related to sale of common stock	(154,816)	(84,000)
Repayments on convertible notes payable	(9,067)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,771,317	966,000

NET INCREASE IN CASH	632,516	197,259

CASH AT BEGINNING OF PERIOD	257,396	468,776

CASH AT END OF PERIOD	$889,912	$666,035

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$6,134
Cash paid for income tax	$1,600	$1,071

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$–	$1,000,000
Convertible accrued interest converted to common stock	$–	$47,836
Common stock issued for debt settlement	$28,500	$29,000
Shares of common stock issued for prepaid services	$85,740	$–

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

1.            NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. The Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking and electric vehicle charging solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Envision's products deliver multiple layers of value such as media and advertising platforms, architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking existed previously.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012, and our financial position as of September 30, 2013, have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, and revenues.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2013. As of September 30, 2013, there was $668,999 greater than the federally insured limits.

Concentration of Revenues

For the nine months ended September 30, 2013, customers that each represented more than 10% of our net revenues were as follows:

Customer A	66%
Customer B	34%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2013 and December 31, 2012 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At September 30, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Revenue Recognition

Revenues are primarily derived from the direct sales of products in addition to construction projects for the construction and installation of integrated solutions and proprietary products.  Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

Revenues from design services and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period.  As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2013, the Company has no product warranty accrual given its lack of historical warranty experience.

Stock-Based Compensation

The Company follows ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors.  The fair value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non Employees.”

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

Convertible notes payable that are convertible into 4,726,253 common shares, options to purchase 23,449,863 common shares and warrants to purchase 9,851,540 common shares were outstanding at September 30, 2013.  These shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2013 because the effects would have been anti-dilutive.  These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2012 and 2013, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three and nine month periods ended September 30, 2013 that affect the consolidated financial position of the Company or the results of its’ operations.  Any Accounting Standard Updates which are not effective until after September 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

2.           GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2013, the Company had net losses of $2,078,745. Additionally, at September 30, 2013, the Company had a working capital deficit of $2,073,269, an accumulated deficit of $26,900,933 and a stockholders’ deficit of $1,964,668.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the upcoming months, the Company intends to raise additional working capital through a private offering.  We further expect to have growth in revenues through new contracts in the upcoming periods that may provide net gross profits.   Additionally, Envision intends to renegotiate the debt instruments that currently become due in December 2013.  All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing potential additional working capital.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30, 2013	December 31, 2012
Accrued vacation	$93,245	$77,903
Accrued salary	68,749	68,749
Accrued interest	156,394	30,356
Accrued estimated losses on contracts	9,400	44,508
Accrued settlement	129,484	122,421
Other accrued expense	20,066	14,513
Total accrued expenses	$477,338	$358,450

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

 After principal payments totaling $9,067 during the nine month period ended September 30, 2013, the balance of the note as of September 30, 2013 is $113,616 with accrued interest amounting to $9,203.  The note continues to bear interest at a rate of 10%. (See note 10)

5.           CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of September 30, 2013, the following summarizes amounts owed under short-term convertible notes:

	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Note and Note Five	1,313,877	106,523	1,207,354
Gemini Master Fund – Note 2010-3	92,449	7,495	84,954
	$1,506,326	$114,018	$1,392,308

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

Effective December 31, 2012, the Company entered into an additional modification extending the term of the note to December 31, 2013, and waiving, through December 31, 2012, the requirement to pay down the note with financing proceeds received by the Company in the period.  Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded.  No proceeds of the current year financing have been used to pay down the note balance. The balance of the note as of September 30, 2013 is $100,000 with accrued and unpaid interest amounting to $37,836.

Gemini Second Amended Note and Note Five

At the end of 2010, the Company had outstanding two convertible notes to Gemini Master Fund, Ltd. which were due December 31, 2011.  These notes bore interest at a rate of 12% per annum and have a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock at $0.25 per share.  Interest under these notes is due on the first business day of each calendar quarter, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity.  With regard to the conversion feature of these notes, the conversion rights contain price protection whereby if the Company sold equity or converted existing instruments to common stock at a price less than the effective conversion price, the conversion price will be adjusted downward to the sale price.  Furthermore, if the Company issues new rights, warrants, options or other common stock equivalents at an exercise price that is less than the stated conversion price, then the conversion price shall be adjusted downward to a new price based on a stipulated formula.  The holder may not convert the debt if it results in the holder beneficially holding more than 4.9% of the Company’s common stock.  The note is secured by substantially all assets of the Company and its subsidiary, and is unconditionally guaranteed by the subsidiary.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

In January 2013, in conjunction with receiving funds from the Company’s private offering, and due to the price protection provisions of the note as discussed above, the conversion price of this note was reduced to $0.15 per share.  At September 30, 2013, the notes had a total balance of $1,313,877, a net balance of $1,207,354, and accrued interest of $101,025.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

In January 2013, in conjunction with receiving funds from the Company’s private offering and due to the price protection provisions of the note, the conversion price of this note was reduced to $0.15 per share.  At September 30, 2013, the note had a total balance of $92,449, a net balance of $84,954, and accrued interest of $7,108.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at September 30, 2013:

		Fair value Measurements at September 30, 2013
	Carrying Value at September 30, 2013	(Level 1)	(Level 2)	(Level 3)

Embedded Conversion Option Liability	$488,717	$–	$–	$488,717

The following is a summary of activity of Level 3 liabilities for the period ended September 30, 2013:

Balance December 31, 2012	$456,073
Change in Fair Value	32,644
Balance September 30, 2013	$488,717

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at September 30, 2013:

Assumptions
Expected term	0.25
Expected Volatility	132.11%
Risk free rate	0.02%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three or nine month period ended September 30, 2013.  The Company did however compute the valuation of this derivative liability using the binomial lattice model noting no material differences in valuation results.

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

During the three month period ended September 30, 2013, the Company made a partial conversion of this note into 150,000 shares of the Company’s common stock.   The shares were valued at their quoted trade prices aggregating to $28,500. The Company recorded payments of interest of $6,033, a reduction of principal of $23,967, and a gain on settlement of debt of $1,500 related to this transaction. (See note 8)

As of September 30, 2013, this note has a remaining balance due of $73,033 and accrued interest of $920.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

7.           COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.  All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through September 30, 2013. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements, other than a monthly forgivable draw arrangement with certain sales representatives, as of September 30, 2013.

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

Stock Issued for Services

In March 2013, the Company issued 250,000 shares of common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $37,500, for professional services to be rendered.  The shares were recorded as a prepaid asset and were expensed over the term of the agreement.

In September 2013, the Company issued 304,000 shares of common stock with a per share value of $0.18 (based on market price at the time of the transaction) or $54,720, for professional services.  $6,480 was expensed for services previously rendered while $48,240 was recorded as a prepaid asset and is being expensed over the remaining term of the agreement.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Stock Issued in Settlement of Note Payable

In September 2013, the Company issued 150,000 shares of common stock with a per share value of $0.19 (based on market price at the time of the transaction) or $28,500 as a partial payment of outstanding debt.  The Company recorded a reduction of notes payable of $23,967, a reduction of accrued interest of $6,033 and a gain on debt settlement of $1,500 related to this transaction. (See note 6)

9.           STOCK OPTIONS AND WARRANTS

Stock Options

During the three month period ended September 30, 2013, the Company issued a total of 400,000 stock options, with a total valuation of $84,783, to certain of the Company’s employees.  Each stock option has a strike price of $0.22 and a 10 year term. These stock options will vest pro-ratably over a defined period of service and were valued using the Black-Scholes option pricing methodology.  The assumptions used in the valuation of these options include volatility of 128.75%, expected dividends of 0.0%, a discount rate of 2.66%, and expected terms of 10 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

During the three and nine months ended September 30, 2013, the Company recorded stock option based compensation of $90,899 and $261,069, respectively.

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

During the nine months ended September 30, 2013, 5,050,348 warrants have expired.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

10.           RELATED PARTY TRANSACTIONS

Notes Payable to Director

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company.  Mr. Evey joined the Board of Directors on April 27, 2010.  Through a series of extensions, the note due date was extended to December 31, 2013.  During the nine month period ended September 30, 2013, the Company made principal payments totaling $9,067 on this note. The balance of the note as of September 30, 2013 is $113,616 with accrued interest amounting to $9,203 (See note 4).

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

There is no assurance that the Company will be profitable.  The Company may not be able to successfully develop, manage, or market its products and services. The Company may not be able to attract or retain qualified executives and other personnel.  Intense competition may suppress the prices that the Company can charge for its products and services, hindering profitability or causing losses.  The Company may not be able to obtain customers for its products or services.  Government regulation may hinder the Company’s business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options. The Company is exposed to other risks inherent in its businesses.

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

Overview

Envision designs, engineers, fabricates, and installs solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants while creating sustainable media and branding assets and contributing to the growth of electric vehicle charging infrastructure. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Management believes that Envision's products deliver multiple layers of value such as media, branding, and advertising platforms, architectural enhancement of the parking lot, reduction of heat islanding and improved parking experiences through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking previously existed.

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

The Company has designed and incorporated EnvisionTrak™, its proprietary and patent pending tracking solution, to the Solar Tree® structure, furthering the unique nature of the product and we believe increasing the Company's technological leadership within the industry.  We believe EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated to increase electrical production but perhaps a greater value is the high visual appeal created by Solar Tree® structures which are tracking the sun in perfect synchronicity.

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

Leveraging the structural and technological attributes of its existing products, the Company has developed a new product called EV ARC™ and has delivered the first units of this product line during the quarter ended September 30, 2013.  We believe EV ARC™ (Electric Vehicle Autonomous Renewable Charger) solves many of the problems associated with Electric Vehicle Charging Infrastructure deployments and is a product with a potentially very large addressable market.  Until now, the deployment of EV chargers has been significantly hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation.  Each EV charger requires a pedestal which is mounted to a poured concrete foundation which first requires excavation.  Chargers also require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades.  Additional entitlements, easements, leases and other site acquisition requirements will slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and often, more expensive demand charges.  Landlords often do not perceive enough value creation in the deployment of an EV Charger, and as such, are not inclined to grant permission to the service providers who approach them.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and can be delivered to the site ready to operate.  Its ballasted pad contains battery storage and creates a structurally sound platform which will support the rest of the structure.  The solar array structure is similar to our Socket™ product, and through our EnvisionTrak™ tracking solution, is column mounted to the ballasted pad.  There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity which is stored in batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that EV ARC™ can charge day or night.  EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure.  Envision Solar continues to maintain a vendor agnostic stance in regards to EV charging, and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses. The EV ARC™ can be set up to charge a single EV or multiple electric scooters or smaller electric vehicles. In this early stage of the production evolution for the EV ARC™ and low volumes, the Company believes the appropriate selling price point is lower than the actual initial costs of production.  Management believes that certain production elements will mature allowing for gross profit on future sales later in 2014.  These elements include production economies of scale, lower costs of components including the cost of battery storage which is currently a significant cost contributor, as well as design changes to allow for improved production processes.

We strive to produce products integrating only the highest quality components available.  The Company's production philosophy is to invest in quality design, components, and integration so as to ensure the lowest costs of warranty and service in the industry, while maintaining and growing a brand which we believe is already recognized as one of the leading producers of the highest quality solar products available.

The Company produces a series of products which management believes offer multiple layers of value to its customers leveraging the same underlying technology and fabrication techniques and infrastructure. This enables the Company to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products.

The Company’s current list of products include:

1.	The Solar Tree® Standard structure, a thirty five foot square solar array mounted on a single column,
2.	The Branded Solar Tree® (HVBA) structure which includes customized branding, finishes and signage,
3.	The Solar Tree® SMP (Sustainable Media Platform) structure, which includes static and digital advertising displays,
4.	The Solar Tree® HVLC (High Value Low Cost) structure, a lower cost version of the standard Solar Tree® structure,
5.	The Solar Tree® Socket structure, a single space version of the Solar Tree® structure,
6.	The EV ARC™ (Electric Vehicle Autonomous Renewable Charger).

All Envision Products can be upgraded with the addition of:

1.	EnvisionTrak™ sun tracking technology,
2.	SunCharge™ solar powered EV charging,
3.	ARC™ technology energy storagARC™ technology energy storage
4.	LED lighting
5.	Media and Branding Screens

Envision leverages a combination of in-house and outsourced resources to create its products. Management believes that the Company has significant operating leverage through the deliberate separation of intellectual property creation (in-house) and the actual deployment of the Company's products (outsourced).  All intellectual property is developed in-house by the Company's architects, engineers, and designers.  Product designs are then vetted by third-party structural and electrical engineering firms to ensure that the designs meet the jurisdictional requirements and codifications for the deployment locations.  We believe this further helps dissipate any potential liabilities for the structural and electrical elements in providing additional insured parties with partial responsibility for the designs.  Architectural, structural, and electrical design elements are combined into shop and deployment documents that can be exported to a vetted, qualified stable of fabrication and deployment resources.

It is the Company’s intention to create a limited fabrication facility in the future in which the structural components of its mainstay products will be optimized and fabricated.   We believe an in-house fabrication facility may enable the Company to reduce direct costs associated with individual products.  We believe the facility will further enable the Company to make improvements to existing products and also to introduce new products in a much more timely and efficient manner.  Management believes that the product development process can be significantly faster and less expensive when carried out by an in-house fabrication facility.  We believe one of the most significant risks currently faced by the Company is its reliance upon outsourced fabrication, and the delays and costs associated with this model.  The standardized and broadly repurposed components which comprise the Company’s product set do not require an expensive fabrication facility.  In fact, the line required can be narrow, limited and highly efficient, thus not requiring significant investment or human resources.  The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources.  The Company intends to  rely on outsourced fabrication resources when growth or high order volume makes it necessary.

Management believes that the continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered as a kit of parts to the customer site, and which require minimal field labor activities, is further positioning the Company as a provider of products which are complex but standardized and easily deployable and which reduces the exposure of the Company to the risks and inherent margin erosion that are incumbent in field deployments.  The Company intends to continue to work with its existing fabrication partners and also qualify new resources so that spikes in product demand can be buffered through the use of outsourced resources if and while the Company’s in-sourced fabrication facility is scaled to achieve any new levels of production.  We believe the growth which the Company anticipates in the coming periods is attainable through this highly scalable model.  The products are standardized, scalable and highly repeatable.  The documentation and deployment processes that the Company is creating are highly detailed and explanatory, thus enabling a growing pool of qualified sub-contracted resources to fabricate and deploy the products without being dilutive to quality.  The Company places high emphasis on qualifying and vetting sub-contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

The Company continues to bring engineering and design improvements to its products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to the sites with a regularly decreasing level of field installation activity required. This allows the Company to reduce risks associated with field work such as weather, labor deficiencies, and accidents.  Our strategy also enables us to control future labor costs through mass production in a factory environment and the avoidance of prevailing wage, union, or other labor related conditions that are outside of the Company's control on deployment sites. This improvement in products, standardization, and modularization has enabled the Company to significantly reduce field deployment timeframes.

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

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

Revenue and Cost Recognition.  Revenues are primarily derived from the direct sales of products in addition to construction projects for the construction and installation of integrated solutions and proprietary products.  Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.  The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period.  As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2013, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Changes in Accounting Principles.  No significant changes in accounting principles were adopted during the three and nine months ended September 30, 2013.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue.   For the three months ended September 30, 2013, our revenues were $80,000 compared to $197,319 for the same period in 2012.  In the three month period ended September 30, 2012, the Company had two active projects for the installation of our Solar Tree® arrays.  During the three month period ended September 30, 2013, the revenues were derived from the delivery of the first two units of our new EV ARC product to our customer.

Our products, which we believe to be of a significantly greater quality than our competitor’s products, can cost significantly more to acquire initially than a typical competing product, although we believe that the life cycle costs and TCO (total cost of ownership) may be lower.  The benefits that come with our product, in our opinion, far outweigh the difference in installed costs offered by our lower priced competition. Although we continue to receive positive feedback on the value proposition of our product offerings, especially that of our new EV ARC product, we believe that the high initial installation costs of our standard array, combined with the overall economic conditions that companies are experiencing as they rebound from a recessionary period, have slowed businesses from completing purchases. We further believe that many companies are in a transitory period in their acceptance of various renewable energy platforms. In response to these market conditions, the Company has focused a significant portion of its selling efforts toward securing large customers that have the ability to order large volumes of our products within one sales effort. These larger customers appear to support and foster directives that lead to the proliferation of renewable energy systems for their properties.

Management is responding to these market conditions by creating new products which we believe may have reduced sales cycles and/or more attractive financial models. Examples of these product developments are:

1. EV ARC™ - this product is much less expensive than our larger Solar Tree® structures and is portable.  It requires less capital and real estate commitment from our potential customers, and therefore we believe is an easier purchasing decision which may require a lower level of management sign-off. EV ARC™ is also highly exportable, and as such, we believe offers significantly increased geographic growth potential.

2. Solar Tree® HVLC structure – this product leverages the high quality engineering and fabrication of our standard Solar Tree® structure but without many of the finer aesthetic attributes and details. It is designed for broad deployments where branding and media placement are not important. We believe it is well suited to enable the Company to compete in instances where low cost energy production is the foremost requirement of the purchaser such as RFPs and PPAs (Power Purchase Agreements). Management believes that our ability to produce and install the highest quality structures in a highly efficient manner will allow us to succeed in this highly competitive area of the industry. In November 2013, the Company received its first orders for these products.

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

Gross Profit.  For the three months ended September 30, 2013, we had a gross loss of $54,634 compared to a gross profit of $21,842 for the same period in 2012. Our gross loss in the 2013 period was primarily due to costs associated with the production of our first ever EV-ARC™ product units. This product, the first units of which the Company delivered during the three months ended September 30, 2013, is, we believe, the first of its kind, and the design and engineering team worked through the engineering, production, and delivery hurdles in the furtherance of its initial production and delivery. Management believes that there are continual opportunities for reductions in the costs to produce future units as the initial problems are overcome. Further, increased volumes should allow for leverage of the integrated components in both purchasing discounts and economies of scale reductions related to assembly. Management believes that the production of these first units and their delivery to a well known customer will enhance the Company’s ability to sell further units in greater volumes in the coming periods. The Company has also been able to integrate significant design improvements into current models as a result of lessons learned in the first production run. The Company intends to leverage the marketing and design benefits resultant from the initial production run to improve its ability to sell and produce increasing volumes of EV ARC™ products. Management believes that the sales and production of increased volumes of this product should lead to gross profitability in 2014.

Operating Expenses.  Total operating expenses were $539,539 for the three months ended September 30, 2013 compared to $648,715 for the same period in 2012. During the period ended September 30, 2013, the non cash employee stock option expense for previously issued stock options, included in these amounts, decreased to $90,899 from $207,921 during the same period in 2012. Additionally, payroll expense decreased approximately $30,000 in the 2013 period compared to 2012, marketing expenses increased by approximately $35,000 primarily related to trade shows in the rollout of the EV ARC, while certain business development costs decreased by $33,000. Consulting expense, although changed in mix, increased approximately $35,000 with an increase in investor relations and sales related expenses and a decrease in architectural consulting and legal expense. Further, there were small increases in travel and business insurance in 2013 of approximately $10,000 and $6,000 respectively.

Interest Expense.  Interest expense was $162,595 for the three months ended September 30, 2013 compared to $205,961 for the same period in 2012. The decrease was primarily derived from the amortization of debt discount which was $114,019 in the period ended September 30, 2013 as compared to $161,994 for the same period in 2012.

Change in Fair Value of Embedded Conversion Option Liability.  We recorded a gain of $431,017 during the three month period ended September 30, 2013 compared to a gain of $232,638 during the same period in 2012. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $323,986 for the three months ended September 30, 2013 compared to net loss of $600,606 for the same period in 2012. All significant elements deriving these losses have been discussed above.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue.   For the nine months ended September 30, 2013, our revenues were $237,810 compared to $617,827 for the same period in 2012.  In the nine month period ended September 30, 2012, the Company had finalized the installation of multiple arrays while on the starting phase of the installation of two other projects. During the period ended September 30, 2013, the Company installed one of our products, our first ever Cadillac branded Solar Tree® array, for a Cadillac Dealership as the first part of the broader program. Further, we delivered the first two EV ARC products to our end customer.

Further discussion of market strategies related to our product offering can be found above under “Results of Operations for the Three months ended September 30, 2013 Compared to the Three months Ended September 30, 2012 – Revenues.”

Gross Profit.  For the nine months ended September 30, 2013, we had a gross loss of $117,444 compared to a gross profit of $204,552 for the same period in 2012.

In 2012, the Company designed certain additional elements to our Solar Tree® array for the General Motors Cadillac division.   We believe these changes, which were made in collaboration with Cadillac personnel, will add to the marketing value proposition of our structure for this client base, and we believe, will directly benefit the Company with increased sales to this channel.  During the first quarter of 2013, the Company was successful in deploying this first ever Cadillac branded Solar Tree® array.  During this installation, we experienced challenges in the first time deployment of these new elements, including what management believes will be unique site conditions that increased costs of this singular deployment. Further, as discussed above, during this period in 2013, we built and delivered the first two units of our EV ARC product and experienced cost overruns on this first time build of our first ever EV-ARC product. These increased costs resulted in a gross loss for the period.

Operating Expenses.  Total operating expenses were $1,557,388 for the nine months ended September 30, 2013 compared to $1,825,080 for the same period in 2012. During the period ended September 30, 2013, the non cash employee stock option expense for previously issued stock options, included in these amounts, decreased to $261,069 from $623,761 during the same period in 2012. Additionally, payroll expense increased approximately $47,000 in the 2013 period compared to 2012, marketing expenses increased by approximately $53,000 in 2013, travel increased approximately $17,000, insurance increased approximately $16,000 while certain business development costs and depreciation decreased by $60,000 and $15,000 respectively. Consulting expense increased approximately $68,000 changing in mix with an increase in international relations and sales related expense and a decrease in architectural and legal consulting. Other expenses were consistent between periods.

Gain on Debt Settlement.  We recorded a gain on debt settlement of $114,167 for the nine month period ended September 30, 2013 compared to a gain of $28,195 in the same period of 2012. This 2013 gain was primarily the result of the Company making a concluding payment related to a prior negotiated settlement of a legal matter with a previous vendor.

Interest Expense.  Interest expense was $484,938 for the nine months ended September 30, 2013 compared to $766,273 for the same period in 2012. The decrease was primarily derived from the amortization of debt discount which was $342,055 in the nine month period ended September 30, 2013 as compared to $512,259 for the same period in 2012. Also, as a result of the conversion of convertible debt in the period ended September 30, 2012, approximately $83,000 of interest expense was incurred through the recording and amortization of fees, including loan origination fees, associated with such debt conversion. Further, interest amounting to approximately $33,000 was incurred in the 2012 period for debts that were no longer obligations in 2013.

Change in Fair Value of Embedded Conversion Option Liability.  We recorded a loss of $32,644 during the nine month period ended September 30, 2013 compared to a gain of $538,978 during the same period in 2012. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $2,078,745 for the nine months ended September 30, 2013 compared to net loss of $1,819,970 for the same period in 2012. All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At September 30, 2013, we had cash of $889,912. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $1,098,801 for the nine months ended September 30, 2013, compared to cash used by operations of $759,173 for the same period in 2012. The principal elements of cash flow from operations for the nine months ended September 30, 2013 included a net loss of $2,078,745 offset by depreciation expense of $33,332, the non cash stock option-based compensation expense of $261,069, the non cash amortization of debt discount of $342,055, common stock issued for services of $6,480, the non cash amortization of prepaid expenses paid in common stock of $92,339, the non cash loss of $32,644 for the decrease in fair value of the embedded conversion option liabilities, a non cash gain on settlement of $114,167, a decrease in accounts receivable of $326,861 for monies collected, an increase in prepaid expenses of $28,073 primarily related to annual insurance premiums and some prepaid services, an increase in accrued expenses of  $124,921 related primarily to interest and vacation, a decrease in accounts payable of $17,423, a decrease in deferred revenue of $60,000 related to the delivery of product, and a decrease of billings in excess of costs and estimated earnings on uncompleted contacts of $26,838.

Cash received from our financing activities was $1,771,317 for the nine months ended September 30, 2013 compared to cash received of $966,000 in the same period in 2012. This cash received from financing activities is primarily net monies invested into the Company through private financings that were open in the period.

As of September 30, 2013, current liabilities exceeded current assets by approximately $2,073,000. Current assets increased from $706,418 at December 31, 2012 to $1,029,747 at September 30, 2013, while current liabilities increased from $2,860,197 at December 31, 2012 to $3,103,016 at September 30, 2013.  Accounts receivable decreased from $329,516 at December 31, 2012 to $2,655 at September 30, 2013, while accounts payable decreased from $630,036 to $499,946 in the same periods, respectively, due to the timing of project milestones, billings, and payments.  Approximately $342,000 of debt discount was amortized in the nine month period ended September 30, 2013.  Further, the embedded conversion option liability increased from $456,073 at December 31, 2012 to $488,717 at September 30, 2013 as a function of the market valuation of our publically traded stock between these two dates along with the decrease of the strike price of the embedded conversion feature thus resulting in increased premiums to be recognized in possible future conversions of this convertible debt.

Management believes that evolution in the operations of the Company will allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements, systemization of its products leading to decreased field deployment measures, increased public awareness of the Company and its products, the addition of products with lower entry prices or higher revenue potential, improvements in the capital markets and the maturation of certain long sales cycle opportunities.  Management believes that these changes will enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and continue the Company's growth. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company is in the process of seeking additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  The Company will attempt to renegotiate the maturity dates of its current debt financings, but there is no assurance that these efforts will be successful.  In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of December 31, 2012, we had identified the following material weaknesses which still exist as of September 30, 2013 and through the date of this report:

As of September 30, 2013, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We continued to carry out an ongoing evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of September 30, 2013. Based on this assessment, management believes that, as of September 30, 2013, and as of the date of this report, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.

Because of these material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013, based on the criteria established in the “Internal Control Integrated Framework” issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time.  As of the date of this report, there are no ongoing legal matters of which management is aware.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In September 2013, the Company issued 304,000 shares of common stock with a per share value of $0.18 (based on market price at the time of the transaction) or $54,720, for professional services.  The shares were fully vested.

In September 2013, the Company issued 150,000 shares of common stock with a per share value of $0.19 (based on market price at the time of the transaction) or $28,500 as a partial payment of outstanding debt.  The Company recorded a reduction of notes payable of $23,967, a reduction of accrued interest of $6,033 and a gain on debt settlement of $1,500 related to this transaction.

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

_____________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: November 13, 2013	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Noble	Dated: November 13, 2013
Robert Noble, Executive Chairman

By: /s/ Jay S. Potter	Dated: November 13, 2013
Jay S. Potter, Director

By: /s/ John Evey	Dated: November 13, 2013
John Evey, Director

