Form 10-K
period 2013-12-31
Envision Solar International, Inc.
filed 2014-03-31
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2013

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

7675 Dagget Street, Suite 150

San Diego, California 92111

(858) 799-4583

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC-QB Market

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $12,324,285 as of June 28, 2013 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

The number of registrant's shares of common stock, $0.001 par value, outstanding as of March 31, 2014 was 83,713,998.

i

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

Products and Technologies

The Company's Solar Tree® structure has been in deployment and continued improvement for over seven years. During the last three years, the Solar Tree® structure was redesigned from the ground up to incorporate all of the best attributes of previous designs. We believe the resulting product has become the standard of quality in solar shaded parking and while there are an increasing number of competitors in the space, we believe there is no competing product which includes all of the important attributes of the Solar Tree® structure. We understand it to be the only single column, bio mimicked, tracking, and architectural solar support structure designed specifically for parking lots.

The Company has designed and incorporated EnvisionTrak™, its proprietary and patent pending tracking solution, to the Solar Tree® structure, furthering the unique nature of the product and we believe increasing the Company's technological leadership within the industry. We believe EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our past customers, to increase electrical production, but perhaps a greater value is the high visual appeal created by Solar Tree® structures which are tracking the sun in perfect synchronicity.

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

Leveraging the structural and technological attributes of its existing products, the Company has developed a new product called EV ARC™ and delivered the first units of this product line during the quarter ended September 30, 2013. We believe EV ARC™ (Electric Vehicle Autonomous Renewable Charger) solves many of the problems associated with electric vehicle charging infrastructure deployments and is a product with a potentially very large addressable market. Until now, the deployment of electrical vehicle (“EV”) chargers has been significantly hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is mounted to a poured concrete foundation which first requires excavation. Chargers also require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases and other site acquisition requirements will slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and often, more expensive demand charges. Landlords often do not perceive enough value creation in the deployment of an EV Charger, and as such, are not inclined to grant permission to the service providers who approach them.

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
2.	The Branded Solar Tree® (HVBA) structure which includes customized branding, finishes and signage,
3.	The Solar Tree® SMP (Sustainable Media Platform) structure, which includes static and digital advertising displays,
4.	The Solar Tree® HVLC (High Value Low Cost) structure, a lower cost version of the standard Solar Tree® structure,
5.	The Solar Tree® Socket structure, a single space version of the Solar Tree® structure,
6.	The EV ARC™.

All Envision products can be upgraded with the addition of:

1.	EnvisionTrak™ sun tracking technology,
2.	SunCharge™ solar powered EV charging,
3.	ARC™ technology energy storage,
4.	LED lighting,
5.	Media and Branding Screens.

Envision leverages a combination of in-house and outsourced resources to create its products. Management believes that the Company has significant operating leverage through the deliberate separation of intellectual property creation (in-house) and the actual deployment of the Company's products (outsourced). All intellectual property is developed in-house. Product designs are then vetted by third-party structural and electrical engineering firms to ensure that the designs meet the jurisdictional requirements and codifications for the deployment locations. We believe this further helps dissipate any potential liabilities for the structural and electrical elements by providing additional insured parties with partial responsibility for the designs. Architectural, structural, and electrical design elements are combined into shop and deployment documents that can be exported to a vetted, qualified stable of fabrication and deployment resources.

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

Management believes that the continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered as a kit of parts to the customer site, and which require minimal field labor activities, is further positioning the Company as a provider of products which are complex but standardized and easily deployable and which reduces the exposure of the Company to the risks and inherent margin erosion that are incumbent in field deployments. The Company intends to continue to work with its existing fabrication partners and also qualify new resources so that spikes in product demand can be buffered through the use of outsourced resources if and while the Company’s in-sourced fabrication facility is scaled to achieve any new levels of production. We believe the growth which the Company anticipates in the future is attainable through this highly scalable model. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company is creating are highly detailed and explanatory, thus enabling a growing pool of qualified sub-contracted resources to fabricate and deploy the products without being dilutive to quality. The Company places high emphasis on qualifying and vetting sub-contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

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

The Company has been issued two patents: one for our Solar Tree ® structure (patent No. 7,705,277) and one recently issued for EnvisionTrak™ (a dual-synchronous tracking system for its Solar Tree® structures) (patent No. 8,648,551). Further, the Company has a patent pending for its EVARC™ product.

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

ARC™ Technology is the integration of storage into all existing Envision Solar products. Battery storage removes the intermittency of electrical delivery often cited as a reason for not taking advantage of Renewable Energy. We believe Envision Solar is positioning itself to be a leader in the convergence of Renewable Energy generation and storage. We believe our EV ARC™ product is an elegant embodiment of this convergence. The Company plans to continue to commit engineering resources to this space with the intention of making all products storage capable within the next 12 months and starting with the Solar Tree® array, which already has a large hollow space in its existing column which we believe could be ideally suited for the elegant placement of battery storage technologies. The battery storage market is nascent, and according to industry analysts, poised for growth in the coming months and years. Management intends that the Company be a leader in the integration of Renewable Energy Products with battery storage solutions.

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

There are over 800 million parking spaces in the United States. We believe parking lots, and the top levels of parking structures, are preferable locations, in many cases, to building rooftops for numerous reasons, which accounts for the rapid growth of the solar parking array market. They are large, unobstructed, sun-drenched areas that are easily accessible during project construction. They have no waterproofing issues and benefit significantly from shade for cars and drivers. In addition, the Company emphasizes “Solar You Can See!” because rooftop solar can’t be seen in most cases. Solar parking arrays, on the other hand, are experienced and enjoyed by employees and visitors. With the installation of a solar parking array, a previously barren and unpleasant parking lot could become a cool, shady, people friendly park where everyone can directly experience clean solar energy generation, shade, and soft safe lighting at night. We believe property owners will enjoy the benefits of the positive demonstration such a visible display of the sustainable design of their properties are and turn a cost centers into revenue centers. As the adoption of Electric Vehicles increase, we believe parking lots will be an ideal location for EV charging infrastructure and Envision’s products with SunCharge™ will offer a very attractive option to any entity considering the deployment of such solutions.

Market Verticals

Envision Solar has created a suite of products which management believes are unique, compelling, and ideally suited to address the following market verticals:

1.	Outdoor Advertising,
2.	Electric Vehicle Charging, and
3.	Shade and Energy Production.

Management believes that each of these market verticals has:

a)	Annual spending in the billions,
b)	A global marketplace,
c)	Significant growth, and
d)	A compelling need for the products Envision produces.

1.	Outdoor Advertising

As the value of traditional advertising media such as television, radio, and print diminishes, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. Management believes there will be significant growth in spending on outdoor advertising platforms such as billboards. We believe this is particularly true relative to digital content. The DOOH (digital out of home) industry is enjoying a period of rapid growth and is set to continue to do so for the foreseeable future. Management has seen statistics suggesting DOOH and other outdoor advertising spending will exceed $7B in the United States and $25B globally in 2014, with massive potential markets such as China just beginning to enter the marketplace.

While we believe there is a great deal of pent up appetite for billboard spending in the United States, there are also significant barriers to the widespread deployment of the infrastructure:

a)	Entitlement – billboards are increasingly difficult to take through the permitting and zoning process. Some jurisdictions have outlawed them entirely.
b)	Public perception – the value of billboard advertising becomes questionable when the constituency views the medium as anti-social, as is often the case with traditional billboards.
c)	Energy Costs – lit and digital billboards are major energy consumers.
d)	Content updates – billboards can be slow and costly to update.

We believe Envision Solar has products that solve each of the above impediments to billboard and DOOH infrastructure deployments.

Because the Envision Solar products are renewably energized, they are shrouded in what is often referred to as the “Green Halo.” We believe that the green/sustainable aspect of our products makes them more likely to win approval through the entitlement process, while also making them more popular with an increasingly environmentally-conscious public. The dual effect, we believe, is that our products may be deployable in locations where traditional billboards may be denied. We believe these products will be more popular with an advertisers’ intended audience and, as a result, advertisers may be willing to pay for them either as a capital purchase or through any existing payment schedule they have with vendors such as Lemar, Clear Channel or JC Decaux. Envision plans to sell product (and perhaps in the future rent or lease) either directly to the end user or to one of the brokerages. We do not currently intend to sell space to content providers as there are other well established companies doing that to which we can sell.

Because our products produce more energy than they consume through the displaying of advertising content, they do not have ongoing operating expenses associated with energy costs. In fact, they can also support other local energy requirements such as lighting or, even more politically important, EV charging infrastructure.

Each of our products can be equipped with a WAN (Wide Area Network) connection that can be used to monitor the condition and performance of the unit. This WAN connection can be used equally to deliver content updates to our product’s advertising screens and to network the products so that they can be intelligently linked to one another as well as to local consumers through NFC (Near Field Communications).

2.	Electric Vehicle Charging

While the growth rates in electric vehicle sales and, as a result, the requirements for supporting infrastructure are impressive, to date, the deployment of electric vehicle service equipment (“EVSE”) has not met the goals set by the Department of Energy (“DoE”) or any of the larger companies currently engaged in the space. The reasons for the delays are manifold but the main impediments include the following:

a)	Site Acquisition – identifying and leasing/controlling locations,
b)	Entitlement – permitting and zoning requirements,
c)	Civil Works – foundations and trenching,
d)	Inability to move the EVSE once deployed,
e)	Energy – sources and cost of energy,
f)	Telemetry – communications with the EV chargers.

We believe the Envision Solar EV ARC™ is the world’s first and only transportable, solar powered EVSE. It arrives on site ready to operate. It resides inside a single parking space atop a ballasted pad, which negates the requirement for a foundation and makes it capable of withstanding 120 mph winds. Because it produces and stores all its own energy, it does not need a grid connection and therefore needs no trenching, switch gear, or transformer upgrades. Management believes the lack of a foundation or trench means that in most jurisdictions the EV ARC™ will not need a building permit. It is immune to grid interruptions such as black outs or brown outs. As such, it will allow for vehicle charging even in times of emergency. It can be moved at any time because it is not connected to the ground or grid, and we believe, creates an attractive and highly visible branding asset for the host. There are no utility bills to pay and, as the number of EVs increase on the host campuses; more EV ARC™ units can be added in minutes with a continued lack of disruption.

We believe these factors make the EV ARC™ a very compelling value proposition to anyone who intends to install such devices. A corporate customer can deploy EV charging quickly, efficiently, and without digging up its parking lots. The positive carbon foot print impact is greater because the EV ARC™ uses sunlight to charge the employees’ EVs and, we believe, the marketing and branding impact is far greater because the enterprise has a highly visible demonstration of its commitment to the environment.

We believe Envision Solar’s larger Solar Tree® structures also make perfect EVSE locations. Considering the list of impediments to EV infrastructure deployments, we believe that the Solar Tree® structure with column integrated CleanCharge™ EV chargers offers significant advantages over a typical grid tied EV charger. We believe that they offer the most attractive and practical mounting assets for fixed EV charging stations. The single column design is ideal for centrally locating multiple chargers and making them available to the maximum number of spaces. Entitlement can go more smoothly because the Solar Tree® structures contribute more benefits to the local environment than simple EV chargers. Those additional benefits include shade, reduction in heat islanding, reduction in light pollution, architectural accretion, reduction in grid stress, and even disaster preparedness when equipped with ARC™ technology. We believe that commercial real estate owners and corporate campuses will recognize the multiple layers of increased value delivered by Solar Tree® structures and CleanCharge™ deployed with little disruption to their facilities.

Solar Tree® structures with ARC™ technology energy storage generate and store enough energy to fully charge 6 to 8 EVs each day. They can be deployed in any location that is not shaded and does not require any utility grid connection. We believe that this vital factor makes them the compelling choice for remote locations where there is inadequate utility grid connection (e.g. remote rest areas) or where the requirement is for charging of mission critical vehicles (e.g. first responders, hospitals). It is our further contention that any campus environment with an EV charging need and a wish for a high degree of reliability in its electrical supply can benefit from our Solar Tree® structures with ARC™ on-board energy storage because, we believe, in times of grid instability (e.g. natural disaster, terrorism, capacity constraints), the Envision Solar products could provide the most reliable source of energy at the location.

Management believes that so called “range anxiety” is one of the top two reasons that customers are not buying EVs. We believe that our products can contribute in a significant and material manner to reducing range anxiety. As a result, we believe that any company or governmental entity that views the roll out of EV charging infrastructure as important to its business could reasonably be expected to become our customer.

3.	Shade and Energy Production

Envision Solar was initially conceived as an entity structured to provide architectural and design services to customers looking for shaded parking solutions. The Company invented the Solar Tree® product line that we believe still provides the best option for solar and shade generation in parking lots. Now, with the introduction of the newest Envision product, the Solar Tree® HVLC (high value low cost) array, we believe that we can be competitive in many purely energy focused projects as well.

We believe there are at least 800 million parking spaces in the United States today. Each of our Solar Tree® products covers six to eight parking spaces. The top deck of a typical parking structure accommodates 20 to 30 Solar Tree® structures. Anyone who has looked out of the window of an airplane knows the enormity of the opportunity associated with creating shade and renewable energy in parking lots. While this is the most cost sensitive and competitive market we are approaching, the size of the market, and significant improvements in our ability to address that market, lead the management to believe that we can win a meaningful portion of this market.

We believe, globally, solar deployments are growing significantly. While much of the growth has been focused on low-cost solutions, we believe that there will be a shift towards quality over cost as the market matures and the reduced costs of commoditized components allow for higher quality deployments while still approaching or even surpassing grid parity. Our deployment speed is also important to our marketing efforts. In most cases, we deploy our Solar Tree® products in active parking lots of active businesses. Whether we are deploying for shade or for marketing purposes, our prospective customers often consider business disruption in their analysis and buying decisions. We believe that we can perform the fastest deployment in the industry, making deployment of Envision products less negatively impactful than the deployment of our competitor’s products. The potential loss of revenue or opportunity caused by a torn-up parking lot can, over time, be quite substantial. We believe our deployment speed will increasingly contribute to Envision’s competitive edge.

Customer Concentration

During 2013, the Company had three customers that each exceeded 10% of our revenue. Although we will continue to market and sell to these same entities, the revenues were for independent product sales or project based sales which conclude with installations, there is no continued effect or relationship to any future revenues from these sources or others.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 7675 Dagget Street, Suite 150, San Diego, California 92111. We lease approximately 4,200 square feet of office space pursuant to a lease that expired in December 2013 and is now a month to month lease arrangement.

In connection with our entry into this lease, we issued to our landlord and real estate broker a 10% convertible note in the amount of $100,000, which was to become due on December 18, 2010 and is subordinated in right of payment to the prior payment in full of all of our existing and future senior indebtedness. Through a series of annual amendments at the end of each fiscal year and a current amendment at the end of 2013, the maturity date has been extended to June 30, 2014. The holders of the note may, at their option, convert all or a portion of the outstanding principal amount and unpaid accrued interest as of the date of conversion into shares of our common stock equal to one share for each $0.33 of outstanding principal and unpaid accrued interest. In the event that we receive more than $1,000,000 in a financing or a series of financings (whether related or unrelated) prior to the maturity date of the note, 25% of the proceeds from any such financing in excess of $1,000,000 shall be used to pay down the note. Any funds provided to us by Gemini Master Fund, Ltd. ("Gemini") or any person or entity that co-invests with Gemini will not be credited toward the $1,000,000 threshold. Through December 31, 2013, the lender agreed to waive this requirement related to financing proceeds.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2013, the Company is not involved in any open litigation matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2010, we received our listing for quotation on OTC-QB market under the symbol "EVSI". Prior to our reverse merger, there was no public market for our common stock.

The range of high and low last sale closing price quotations for each fiscal quarter during the most recent two years is as follows:

	High	Low
Year Ended December 31, 2012
First Quarter ended March 31, 2012	$0.29	$0.19
Second Quarter ended June 30, 2012	$0.38	$0.18
Third Quarter ended September 30, 2012	$0.20	$0.13
Fourth Quarter ended December 31, 2012	$0.18	$0.12

Year Ended December 31, 2013
First Quarter ended March 31, 2013	$0.29	$0.16
Second Quarter ended June 30, 2013	$0.25	$0.16
Third Quarter ended September 30, 2013	$0.22	$0.14
Fourth Quarter ended December 31, 2013	$0.18	$0.13

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on March 21, 2014 was $0.15 per share.

On March 21, 2014, there were approximately 425 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013 pursuant to private placements, the Company issued 12,901,333 shares of common stock for cash at a purchase price of $0.15 per share or $1,935,200 and the Company incurred $154,816 of capital raising fees that were paid in cash and charged to additional paid-in capital.

During the period from January 1, 2014 to the date of this report, pursuant to a private placement, the Company issued 6,050,000 shares of common stock for cash at a purchase price of $0.15 per share or a total of $907,500 and incurred $24,000 of capital raising fees that will paid in cash and charged to additional paid in capital. The Company also issued 6,050,000 warrants pursuant to the offering price. The warrants are exercisable at an exercise price of $0.15 for a period of 36 months from the date of issuance. The Company is further obligated to issue 100,000 warrants, each with a 5 year term and $0.25 exercise price, to the placement agents.

Stock Issued for Services

In March 2013, the Company issued 250,000 shares of common stock at a value of $0.15 per share (based on contemporaneous cash sales prices) or $37,500, for professional services to be rendered.

In September 2013, the Company issued 304,000 shares of common stock at a value of $0.18 per share (based on market price at the time of the transaction) or $54,720, for professional services to be rendered.

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new Director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a Director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement, dated January 23, 2014, including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.17 per share (based on market price at the time of the transaction) or $170,000.

Stock Issued in Settlement of Note Payable

In October 2013, the Company issued 150,000 shares of common stock at a value of $0.19 per share (based on market price at time of transaction) or $28,500 as a partial payment of outstanding debt.

Gemini Convertible Debt Extension and Simultaneous Conversion of Principal Debt Balance

As of February 28, 2014 the Company entered into a fourth extension and amendment agreement with a simultaneous principal conversion agreement related to the convertible notes payable to Gemini Master Fund (“Gemini”). With this agreement, all outstanding notes have been merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company will record $618,536 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which will be recorded as debt discount and amortized over the remaining term of the loan. The Company also issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder. The Company agreed to pay a $6,500 fee to cover legal and document fees which will be capitalized as an asset and will be amortized over the remaining term of the note. Simultaneously, Gemini will convert $550,000 of principal convertible debt and additional 2014 interest on such principal debt into 3,727,778 shares of common stock of the Company at the contracted conversion price of $0.15 per share. As an inducement to Gemini to convert the principal debt amount, the Company agreed to issue 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants will be valued at $482,300 using the Black-Scholes valuation methodology and will be expensed at the date of the transaction. Further, the Company issued 973,278 shares of common stock in settlement of the 2013 accrued interest on the Gemini notes. The Company will record a $19,462 loss on conversion related to this piece of the transaction.

Equity Compensation Plans

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

2011 Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its Board of Directors, adopted a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares (plus annual increases as defined in the plan) of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2011 Plan is administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. The 2011 Plan was ratified by our shareholders in 2012. To date, 18,182,856 stock options have been granted and remain outstanding under the 2011 Plan.

Incentive Plan Awards

From January 1, 2013 through December 31, 2013, the Company issued a total of 1,000,000 stock options under the 2011 Plan, which were issued to three of its Board members and four additional non executive employees.

The following table sets forth certain information regarding our 2008 Plan and 2011 Plan as of December 31, 2013:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
24,049,862	$0.30	12,658,838

Warrants

As a part of the Company’s private placement in 2013, the Company issued 6,450,667 common stock purchase warrants to investors as a part of the offering price. The warrants have an exercise price of $0.20 per share and expire one year from the date of issuance. Additionally, the Company issued 645,067 common stock purchase warrants, valued at $130,402 and exercisable for a period of five years from the date of issuance at an exercise price of $0.25 per share, to the placement agents.

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

Business Overview

Envision Solar International is a developer of solar products and proprietary technology solutions. The Company focuses on creating high quality products which transform both surface and top deck parking lots of commercial, institutional, governmental and other customers into shaded renewable generation plants. We believe the Company's chief differentiator is its ability to design and engineer architecturally accretive solar shaded parking and electric vehicle charging solutions as products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. We believe Envision's products deliver multiple layers of value such as media and advertising platforms, architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking existed previously.

The Company’s premier product is the Solar Tree® array for which the canopy footprint measures an approximate 35 ft by 35 ft and covers 6-8 parking stalls. We have also developed various models of this product to help meet what we believe to be different market demands including the HVBA (high value branding asset), SMA (sustainable media asset), CIP (customer interface platform), HVLC (high value, low cost) and the smaller Socket array. These products can also be engineered to accommodate different sizing while still using our basic backbone design. The Company has focused significant efforts over the past few years attempting build out and also standardize our main product offerings. We believe these efforts will assist us in establishing economies of scale in the purchasing of the components that makeup the product, reducing continued design costs, and developing efficiencies and risk reduction strategies in the deployment of the products. Although these efforts have added to expenses in both the direct costs of deployments as well as additional operating costs in the current periods, we believe the Company will be able to capitalize on these improvements and see cost reductions in the future leading to increased gross profits. These improvements include items such as a factory built steel columns of the array, the development of pre-engineered purlin sections that can be assembled and installed in the field as four completed sections, pre installation and wiring of various electrical components of the system onto the structure in the factory, as well as prefabricated pads for inverters and electrical equipment. Not only will this reduce deployment time and field activities and thus reduce costs, but we believe the improvements will also help minimize disruption at customer sites which will help the Company in its sales efforts.

Further, during 2012 and 2013, the Company developed a product called the EVARC™ which was launched in the third quarter of 2013. This is a standalone, islanded version of a solar array with integrated electric vehicle charging infrastructure and battery storage. There is no requirement to connect to the electrical grid and thus deployments will be as direct as delivering the finished good product to the customer site and turning it on. As these units are free standing and not connected into the electrical grid or other fixed infrastructure, these units can be redeployed to other locations offering significant flexibility and value to an end customer. Based on initial and continuing market feedback, management believes this will have the potential to significantly increase future revenues of the Company as well as generating a broader recognition of the Company in the market.

As it relates to directed selling efforts, the Company has focused a significant amount of such efforts trying to open sales channels with significantly large customers that have the ability to execute sales orders for multiple products or properties within one sales effort. We have found that this has lead to increased sales cycles as compared to what we originally expected contributing to decreased revenues in fiscal 2013. The Company is however, starting to see positive progressive results related to these efforts. We have contracts with some well known corporate entities and continued discussions with these customers suggest that, when initial deployments go well, these customers plan on expanding their purchases to multiple campuses. We believe our relationship with General Motors and its Cadillac division will produce further orders in 2014 as they introduce their brand of electric vehicle to the market. We are in current discussions with various government agencies concerning the viability of our products meeting some of their very challenging demands for which they have yet to find a viable solution. Further, the market feedback for our new EVARC™ product suggests the potential for significant growth through the sales of this product.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2013, the Company has $13,000 of accrued warranty reserve for a specific warranty claim. No further product warranty accrual has been recorded given the lack of historical warranty experience.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue. For the year ended December 31, 2013, our revenue was $281,014, compared to $721,835 for the same period in 2012. During 2012, we finished two larger, multiple array projects that we started in 2011 as well as installing our Solar Tree ® arrays for other valuable customers. During 2013, although our revenues were lower than in 2012, we were successful in installing our first ever Cadillac branded Solar Tree® array for a dealership, and we also designed, built, and delivered the first three units of our new EVARC™ products to end customers.

Our products, which we believe to be of a significantly greater quality than our competitor’s products, can cost significantly more to acquire initially than a typical competing product, although we believe that the life cycle costs and TCO (total cost of ownership) may be lower. The benefits that come with our product, in our opinion, far outweigh the difference in installed costs offered by our lower priced competition. Although we continue to receive positive feedback on the value proposition of our product offerings, especially that of our new EV ARC product, we believe that the high initial installation costs of our standard array, combined with the overall economic conditions that companies are experiencing as they rebound from a recessionary period, have slowed businesses from completing purchases. We further believe that many companies are in a transitory period in their acceptance of various renewable energy platforms. In response to these market conditions, the Company has focused a significant portion of its selling efforts toward securing large customers that have the ability to order volumes of our products within one sales effort. These larger customers appear to support and foster directives that lead to the proliferation of renewable energy systems for their properties.

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

2.             Solar Tree® HVLC structure – this product leverages the high quality engineering and fabrication of our standard Solar Tree® structure but without many of the finer aesthetic attributes and details. It is designed for broad deployments where branding and media placement are not important. We believe it is well suited to enable the Company to compete in instances where low cost energy production is the foremost requirement of the purchaser such as RFPs (requests for proposals) and PPAs (power purchase agreements). Management believes that our ability to produce and install the highest quality structures in a highly efficient manner will allow us to succeed in this highly competitive area of the industry. In November 2013, the Company received its first orders for these products.

3.             Solar Tree® SMP (Sustainable Media Platform) structure - management has consulted with various people we believe to be industry experts who report that the Company’s Solar Tree® structures strategically located in high traffic areas are extremely valuable platforms for display advertising and other media. With that in mind the Company has partnered with Daktronics to create a Solar Tree® structure with incorporated static or digital media displays. The pay back periods on such a structure should be far shorter and the revenue generation potential far greater than typical solar deployments can offer, and as such, the product offers a much easier financial decision for a potential customer such as a shopping mall REIT.

All of the above mentioned product offerings are based upon the Company’s existing products and technology, but are designed to reduce the barriers to purchasing on the part of the prospective customer. Enhanced revenue generation and lowered product cost both create opportunities for improved financial models for our prospective customers which we believe will, in turn, reduce the length of the sales cycle while increasing the numbers of prospective customers for our products.

Gross Profit.  For the year ended December 31, 2013, we had a gross loss $244,538 compared to a gross profit of $168,607 for the same period in 2012.

In 2012, the Company designed certain additional elements to our Solar Tree® array for the General Motors Cadillac division. We believe these changes, which were made in collaboration with Cadillac personnel, would add to the marketing value proposition of our structure for this client base, and we believe, directly benefit the Company with increased sales to this channel. In so doing, we were challenged with a certain few of these elements and thus recorded an approximate $30,000 project loss that was recorded in 2012 gross profits. Also in 2012, we contracted to sell two units of our new EVARC product and began the manufacturing process on the order. As we moved forward on the first time development of this product line, we identified certain modifications that were required for our customer and recorded a loss of approx $20,000 for such sale which is recorded in 2012 gross profits. These losses were offset by the positive margins of all other active projects in the period.

During 2013, the Company was successful in deploying this first ever Cadillac branded Solar Tree® array. During this installation, we experienced challenges with the first time deployment of these new elements, including what management believes will be unique site conditions that increased costs of this singular deployment producing increased overall losses on the project. Further, as discussed above, during this period in 2013, we built and delivered the first three units of our EV ARC product and experienced increases in the production costs over initial estimates. In this early stage of the production evolution for the EV ARC™ and low volumes, the Company believes the appropriate selling price point is lower than these actual initial costs of production. Management believes that certain production elements will mature allowing for gross profit on future sales later in 2014. These elements include production economies of scale, lower costs of components including the cost of battery storage which is currently a significant cost contributor, as well as design changes to allow for improved production processes. As such, the Company recorded these estimated losses on other units of the EV ARC™ that were sold in 2013 but will not be produced until 2014. Additionally, management has identified certain cost in the upcoming deployment of our first ever HVLC array that was contracted in 2013 resulting in estimated losses. These increased costs resulted in the gross loss for the period.

Operating Expenses.  Total operating expenses were $2,190,133 for the year ended December 31, 2013, compared to $2,368,793 for the same period in 2012.  A significant contributor to this decrease relates to non cash stock option expense which decreased by approximately $330,000 to $435,028 in 2013 from $766,732 in 2012. The Company incurred approximately $80,000 more in 2013, as compared to 2012, for various marketing efforts; and sales expenses, primarily labor related, increased by almost $80,000. Consulting fees increased by an approximate net of $70,000, but this amount included increases in public relations and investment advisory services and decreases in architectural consulting and legal fees. Further, in 2012, the Company expended over $100,000 on certain business development costs related to General Motors that were not incurred in 2013.

Provision for Income Taxes.  Our income taxes for the years ended December 31, 2013 and December 31, 2012 remained consistent and related primarily to a $1,600 charge for the California Franchise Tax Board based on the minimum tax due to the state for each year. We did not incur any federal tax liability for the years ended December 31, 2013 and 2012 because we incurred operating losses in these periods.

Interest Expense. Interest expense was $647,854 for the year ended December 31, 2013, compared to $972,027 for the same period in 2012. The decrease was primarily derived from the amortization of debt discount related to the embedded conversion option derivative components of the current debt instruments which amortization amounted to $456,073 in 2013 and $674,254 in 2012. Although such debt discount was recorded and then fully amortized in each of these periods, such debt discount was lower in 2013 primarily due to the market value of our stock compared to the conversion option strike price at the time of recording the discount. Further, in 2012, the Company incurred approximately an additional $83,000 of fees related to the conversion of convertible debt that was charged to interest expense.

Gain on debt Settlement. We generated income of $114,167 for the year ended December 31, 2013, compared to $42,731 for the year ended December 31, 2012. This is all derived from management’s successful efforts in negotiating final settlements of historical obligations of the Company.

Change in Fair Value of Embedded Conversion Option Liability. The income associated with the change in fair value of our embedded conversion option liability decreased to $174,808 for the year ended December 31, 2013, compared to $647,977 for the period ended December 31, 2012. The amounts represent the change in fair value of the embedded conversion option attached to the Gemini Master Fund notes and are in large part due to the fluctuation of our stock price in relation to the conversion strike price of the debt.

Net Earnings (Loss).  We generated net losses of $2,793,910 for the year ended December 31, 2013, compared to $2,481,728 for the same period in 2012. The major components that derive these losses, and the changes of such between years, are discussed in the above paragraphs.

Liquidity and Capital Resources

General.  At December 31, 2013, we had cash of $392,098. We have historically met our cash needs through proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash of $1,591,667 for the year ended December 31, 2013, and we used cash in operations of $1,162,812 for the same period in 2012. This use of cash in 2013 was primarily driven by the $2,793,910 net loss we experienced in the period which was offset by various net changes in the balance sheet items as well other non cash items in such loss. In 2013, the Company incurred $557,967 of non cash expenses, including $435,028 for employee or director related stock options, paid for with the Company’s equity instruments. Related to the derivative components of our debt instruments, we had a noncash charge of $456,073 of amortization of debt discount that was recorded in interest expense and $174,808 of noncash income for the change in the fair value of our embedded conversion option liability. We also incurred $44,359 of depreciation, recorded $11,700 of bad debt expense, and recorded non cash income on the net settlements of debts of $114,167. Relative to balance sheet items, in relation to the timing of the cash flows on active projects at the end of 2012, during 2013 we had a decrease in accounts receivable of $138,357 representing cash collected that was partially used to fund the reduction of $58,436 of accounts payable. There was a source of cash generated through the increase of accrued liabilities of $250,883 primarily related to the interest owed on debts, increased vacation accrual, estimated project losses recorded as a liability, and timing liabilities related to the yearend payroll. Also, we had a decrease of $80,000 in the deferred revenue liability related to deposit billings in 2012 for the EVARC product that was delivered in 2013, and a decrease of $36,853 of inventory related to the work in progress build out of this same delivered product. Further, as a function of the timing of project billings, we had an increase in billings in excess of costs and estimated earnings on uncompleted contracts resulting from a mobilization payment for a new project.

Cash used in investing activities, all related to equipment purchases, during the year ended December 31, 2013 was $41,948, compared to $9,568 during the same period in 2012.

Cash received in our financing activities was $1,768,317 for the year ended December 31, 2013, compared to cash received of $961,000 during the same period in 2012.  These cash flows are primarily attributable to the sale of common stock executed during the applicable years, less offering costs for such period. Additionally, in 2013, the Company made principal payments of $12,067 on a debt instrument in lieu of interest.

As of December 31, 2013, current liabilities exceeded current assets by approximately $2,600,000. Current assets decreased from $706,418 at December 31, 2012 to $629,284 at December 31, 2013 (primarily related to the decrease of inventory and prepaid assets) while current liabilities increased from $2,860,197 at December 31, 2012 to $3,233,430 at December 31, 2013 (partially related to the increase in accrued liabilities and the increase in convertible notes payable net of discount as such discount was amortized to interest expense during 2013 and no current discount is applicable). As a result, our working capital increased to a deficit of $2,604,146 at December 31, 2013 from a deficit of $2,153,779 at December 31, 2012.

As of December 31, 2013, the Company had $1,689,975 in short term borrowings of which $1,406,326 is past due and payable as of December 31, 2013. All of our borrowings incur interest expense of 10% per annum. Payments on the Company’s borrowings will restrict cash used for operations during 2014. One of the short term borrowing arrangements is secured by substantially all assets of the Company and its subsidiaries.

During the period from January 1, 2014 to the date of this report, pursuant to a private placement, the Company raised $883,500, net of placement fees, in consideration for the issuance of shares of the Company’s common stock and common stock purchase warrants.

Management believes that, along with the maturation of long sales cycle opportunities and the introduction of the EVARC product line, that certain changes will allow it to execute on its strategic plan and enable it to experience profitable growth in the future. Some of these changes include: increase in external sales relationships, increase in internal sales personnel, process improvements, standardization and improved product design, cost reductions achieved with deployment and manufacturing velocities, increased public awareness of the Company and its products, and improvements in the capital markets. Management believes that these changes will help enable the Company to generate sufficient revenue and gross margins and raise additional capital to allow the Company to manage its debt burden appropriately and assist the Company towards growth in the future. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs which the Company estimates to be approximately $1,500,000 for 2014, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company is currently conducting a private placement of its common stock and common stock purchase warrants to raise $2,000,000 of capital (of which $907,500 has been raised through the date of this report), but there is no assurance that the Company can raise sufficient additional capital or obtain sufficient financing to enable it to sustain monthly operations. In order to address its working capital deficit, the Company also intends to endeavor to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist, although the management team believes that recent operational and business development opportunities are causing this situation to improve.

Contractual Obligations

Please refer to Note 10 in the consolidated financial statements for further information on the Company’s contractual obligations.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the year ended December 31, 2013. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Envision Solar International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2013 and 2012

Envision Solar International, Inc. and Subsidiary

22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Envision Solar International, Inc.

We have audited the accompanying consolidated balance sheets of Envision Solar International, Inc. and its Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Solar International, Inc. and its Subsidiary as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $2,793,910 and $2,481,728 in 2013 and 2012, respectively, and used cash for operating activities of $1,591,667 and $1,162,812 in 2013 and 2012, respectively. At December 31, 2013, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $2,604,146, $2,505,874 and $27,616,098 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 31, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Envision Solar International, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets

Current Assets
Cash	$392,098	$257,396
Accounts Receivable, net	179,459	329,516
Prepaid and other current assets	38,255	63,181
Inventory, net	19,472	56,325
Total Current Assets	629,284	706,418

Property and Equipment, net	88,865	91,276

Other Assets
Debt issue costs, net	–	5,000
Deposits	9,407	9,407
Total Other Assets	9,407	14,407

Total Assets	$727,556	$812,101

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$458,933	$630,036
Accrued Expenses	603,300	358,450
Sales Tax Payable	36,828	38,864
Deferred Revenue	–	80,000
Billings in excess of costs and estimated earnings on uncompleted contracts	163,129	26,838
Convertible Note Payable -Related Party	110,616	122,683
Notes Payable	73,033	97,000
Convertible Notes Payable, net of discount of $0 and $456,073 at December 31, 2013 and 2012 respectively	1,506,326	1,050,253
Embedded Conversion Option Liability	281,265	456,073

Total Current Liabilities	3,233,430	2,860,197

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 71,702,942 and 58,097,609 shares issued or issuable and outstanding at December 31, 2013 and 2012, respectively	71,703	58,098
Additional Paid-in-Capital	25,038,521	22,715,994
Accumulated Deficit	(27,616,098)	(24,822,188)

Total Stockholders' Deficit	(2,505,874)	(2,048,096)

Total Liabilities and Stockholders' Deficit	$727,556	$812,101

The accompanying notes are an integral part of these Consolidated Financial Statements.

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2013	2012

Revenues	$281,014	$721,835

Cost of Revenues	525,552	553,228

Gross Profit (Loss)	(244,538)	168,607

Operating Expenses (including stock based compensation expense of $557,967 for the year ended December 31, 2013 and $832,225 for the year ended December 31, 2012)	2,190,133	2,368,793

Loss From Operations	(2,434,671)	(2,200,186)

Other Income (Expense)
Other Income	1,240	1,525
Gain on Debt Settlement, net	114,167	42,731
Interest Expense	(647,854)	(972,027)
Change in fair value of embedded conversion option liability	174,808	647,977
Total Other Income (Expense)	(357,639)	(279,794)

Loss Before Income Tax	(2,792,310)	(2,479,980)

Income Tax Expense	1,600	1,748

Net Loss	$(2,793,910)	$(2,481,728)

Net Loss Per Share- Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Shares Outstanding- Basic and Diluted	69,548,621	55,479,675

The accompanying notes are an integral part of these Consolidated Financial Statements.

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional	Accumulated
	Stock	Amount	Paid-in-Capital	Deficit	Total

Balance December 31, 2011	49,405,732	$49,406	$19,808,851	$(22,340,460)	$(2,482,203)

Stock Issued for Cash	4,200,000	4,200	1,045,800	–	1,050,000

Cash Offering Costs	–	–	(84,000)	–	(84,000)

Stock Issued for Services	594,286	594	73,899	–	74,493

Stock Issued in Conversion of Convertible Note	3,647,591	3,648	1,044,188	–	1,047,836

Stock Issued in Settlement of Note Payable	250,000	250	48,250	–	48,500

Warrants Issued for Services	–	–	12,274	–	12,274

Stock Option Expense	–	–	766,732	–	766,732

Net Loss 2012	–	–	–	(2,481,728)	(2,481,728)

Balance December 31, 2012	58,097,609	$58,098	$22,715,994	$(24,822,188)	$(2,048,096)

Stock Issued for Cash	12,901,333	12,901	1,922,299	–	1,935,200

Cash Offering Costs	–	–	(154,816)	–	(154,816)

Stock Issued for Services	554,000	554	91,666	–	92,220

Stock Issued in Settlement of Note Payable	150,000	150	28,350	–	28,500

Stock Option Expense	–	–	435,028	–	435,028

Net Loss 2013	–	–	–	(2,793,910)	(2,793,910)

Balance December 31, 2013	71,702,942	$71,703	$25,038,521	$(27,616,098)	$(2,505,874)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,793,910)	$(2,481,728)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	44,359	60,428
Bad debt expense (recovery)	11,700	(14,488)
Warrants issued as debt issuance fees	–	12,274
Common Stock issued for Services	74,264	6,993
Amortization of prepaid expenses paid in common stock	48,675	46,226
Gain on debt Settlement, net	(112,667)	(8,731)
Gain on settlement of debt for common stock	(1,500)	(34,000)
Compensation expense related to grant of stock options	435,028	766,732
Change in fair value of embedded conversion option liability	(174,808)	(647,977)
Amortization of debt discount	456,073	674,254
Amortization of debt issue costs	5,000	30,480
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	138,357	1,129,946
Prepaid Expenses and other current assets	(5,793)	1,954
Costs and estimated earnings in excess of billings on uncompleted contracts	–	42,580
Inventory	36,853	(56,325)
Deposits	–	(6,250)
Increase (decrease) in:
Accounts Payable	(58,436)	(839,460)
Accounts Payable - related party	–	(109,145)
Accrued Expenses	250,883	253,493
Accrued Rent	–	9,417
Sales Tax Payable	(2,036)	(3,402)
Deferred Revenue	(80,000)	80,000
Billings in excess of costs and estimated earnings on uncompleted contracts	136,291	(76,083)
NET CASH USED IN OPERATING ACTIVITIES	(1,591,667)	(1,162,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(41,948)	(9,568)
NET CASH USED IN INVESTING ACTIVITIES	(41,948)	(9,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on convertible notes payable	(12,067)	–
Proceeds from Sale of Common Stock	1,935,200	1,050,000
Payments of offering costs related to sale of common stock	(154,816)	(84,000)
Payments of Debt Issue Costs	–	(5,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,768,317	961,000

NET INCREASE (DECREASE) IN CASH	134,702	(211,380)

CASH AT BEGINNING OF YEAR	257,396	468,776

CASH AT END OF YEAR	$392,098	$257,396

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$12,268
Cash paid for income tax	$1,600	$1,748

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Prepaid common stock issued for services	$85,740	$67,500
Conversion of accounts payable to convertible notes payable	$–	$20,000
Common stock issued in conversion of note payable and accrued interest	$28,500	$48,500
Common stock issued in conversion of convertible note payable	$–	$1,047,836
Capitalization of accrued interest to notes payable	$–	$2,004
Capitalization of accrued interest to convertible notes payable	$–	$130,383
Embedded conversion option liability recorded as debt discount	$–	$456,073

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

The Company was incorporated on June 12, 2006 as a limited liability company (“LLC”), under the name Envision Solar, LLC. In September 2007, the company was reorganized as a California C Corporation and issued one share of common stock for each outstanding member unit in the LLC. Also during 2007, the Company formed various wholly owned subsidiaries to account for its planned future operations. During 2008, only two subsidiaries were operational, with a third, Envision Africa, LLC anticipated becoming operational in the future. The other various remaining subsidiaries were dissolved with the Secretary of State of California in 2008. Later during 2010, Envision Africa LLC was also dissolved. Further, during 2011, Envision Solar Residential was dissolved. The only remaining subsidiary included in these consolidated financial statements is Envision Solar Construction Company, Inc.

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

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of Envision Solar International, Inc. and its wholly-owned subsidiary, Envision Solar Construction Company, Inc. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2013.  Bank balances in excess of FDIC insured levels amounted to $154,178 as of December 31, 2013.

Concentration of Accounts Receivable

At December 31, 2013 and 2012, customers that each accounted for more than 10% of our accounts receivable were as follows:

	2013	2012
Customer 1	87%	–
Customer 2	12%	–
Customer 3	–	46%
Customer 4	–	31%
Customer 5	–	18%

Concentration of Revenues

For the years ended December 31, 2013 and 2012, customers that each represented more than 10% of our revenues were as follows:

	2013	2012
Customer A	56%	–
Customer B	28%	–
Customer C	14%	–
Customer D	–	26%
Customer E	–	24%
Customer F	–	22%
Customer G	–	13%

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2013 or December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See note 9 for further discussion of fair value measurements.)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

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

INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of December 31, 2013, inventory consists entirely of raw materials.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

REVENUE AND COST RECOGNITION

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company typically does not provide any warranties on its products other than those passed on to its customers from its manufacturers, if any. As the Company expands its product offerings, it may offer expanded and extended warranties on certain components or projects. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2013, the Company has $13,000 of accrued warranty reserve for a specific warranty claim. No further product warranty accrual has been recorded given the lack of historical warranty experience.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $18,548 for the year ending December 31, 2013 and $10,150 for the year ending December 31, 2012.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred; such amounts aggregated $120,525 in 2013 and $31,305 in 2012.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2008 through 2013 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

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

Convertible debt convertible into 4,734,243 common shares, options to purchase 24,049,862 common shares and warrants to purchase 9,851,540 common shares were outstanding at December 31, 2013. Convertible debt convertible into 8,040,061 common shares, options to purchase 23,049,862 common shares and warrants to purchase 7,806,155 common shares were outstanding at December 31, 2012. Dilutive common stock equivalents were not included in the computation of diluted net loss per share in 2013 and 2012 because the effects would have been anti-dilutive due to the net losses. Due to the net loss in 2013 and 2012, basic and diluted net loss per share amounts are identical. These potential common shares may dilute future earnings per share.

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

SEGMENTS

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2013 and 2012, the Company only operated in one segment; therefore, segment information has not been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

2.	GOING CONCERN

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2013 and 2012, the Company had net losses of $2,793,910 (which includes $557,967 of stock based compensation expense) and $2,481,728 (which includes $832,225 of stock based compensation expense), respectively and cash used in operations of $1,591,667 and $1,162,812, respectively. Additionally, at December 31, 2013, the Company had a working capital deficit of $2,604,146, stockholders’ deficit of $2,505,874, and accumulated deficit of $27,616,098. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision plans to pursue a capital raise to raise at least an additional $2,000,000 during the upcoming months (See Note 15). The Company will also look to raise additional funds for further operating capital later in the fiscal year. Further, the Company will seek projects and systems sales that may provide additional revenues and operating profits. All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital. From January 1, 2013 through December 31, 2013, the Company raised a net $1,780,384 from an earlier offering that ended in the period ended June 30, 2013.

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

At December 31, 2013, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method of accounting:

Billings and/or cash receipts on uncompleted contract	$166,334
Less: Revenues recognized	(3,205)
Billings in excess of costs and estimated earnings on uncompleted contracts	$163,129

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

At December 31, 2013 and 2012, accounts receivable were as follows:

	December 31, 2013	December 31, 2012
Accounts receivable	$191,159	$342,770
Less: Allowance for doubtful accounts	(11,700)	(13,254)
Accounts receivable, Net	$179,459	$329,516

Bad debt expense (recovery) for 2013 and 2012 was $11,700 and ($14,488), respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2013	December 31, 2012
Prepaid Investment Advisory Services	$17,956	$48,675
Prepaid Insurance	20,299	14,506
Total prepaid expenses and other current assets	$38,255	$63,181

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2013	December 31, 2012
Computer equipment and software	5 years	$152,317	$150,370
Furniture and fixtures	7 years	197,169	197,169
Office equipment	5 years	28,289	28,289
Machinery and equipment	5 years	68,160	28,159
Total property and equipment		445,935	403,987
Less accumulated depreciation		(357,070)	(312,711)

Property and Equipment, Net		$88,865	$91,276

Total depreciation expense for 2013 and 2012 was $44,359 and $60,428, respectively.

6.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2013	December 31, 2012
Accrued vacation	$100,304	$77,903
Accrued officers’ salary	68,749	68,749
Accrued interest	201,688	30,356
Accrued estimated losses on contracts	96,096	44,508
Accrued Rent	101,839	122,421
Other accrued expense	34,624	14,513
Total accrued expenses	$603,300	$358,450

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

7.	CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During 2009, John Evey advanced $100,000 to the Company and on October 1, 2009, the Company executed a 10% convertible promissory note for $102,236, which included the total $100,000 principal advanced plus $2,236 of accrued interest. This note was due December 31, 2010 and was convertible to common shares at $0.33 per share.  There was no beneficial conversion feature at the note date. In December 2010, this note was extended until December 31, 2011. This note is subordinate to the Gemini Master Funds notes. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision (See Note 14).

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

Effective December 31, 2012, the Company entered into an additional extension agreement to extend the maturity date of this note to December 31, 2013. The conversion price for this note was reduced to $0.20 per share of common stock. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. During the fiscal year ended December 31, 2013, in lieu of interest payments, the Company made principal payments on this note amounting to $12,067.

Effective December 31, 2013, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2014. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The note continues to bear interest at a rate of 10%. The balance of the note as of December 31, 2013 is $110,616 with accrued and unpaid interest amounting to $12,273.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

During 2013, the Company made partial conversions of this note into 150,000 shares of the Company’s common stock. The shares were valued at their quoted trade prices aggregating to $28,500. The Company recorded payments of interest of $6,033, a reduction of principal of $23,967, and a gain on settlement of debt of $1,500 related to these transactions. Further, effective as of December 31, 2013, the Company entered into an amendment to this note extending the maturity date of the note to December 31, 2014. There was no accounting effect for this extension. As of December 31, 2013, the note had a remaining balance due of $73,033 with accrued and unpaid interest amounting to $3,063. (See Note 11)

9.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary:

As of December 31, 2013, the following summarizes principal amounts owed under convertible notes:

	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Note and Note Five	1,313,877	–	1,313,877
Gemini Master Fund – Note 2010-3	92,449	–	92,449
	$1,506,326	$–	$1,506,326

As of December 31, 2012, the following summarizes principal amounts owed under convertible notes:

	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Note and Note Five	1,313,877	426,092	887,785
Gemini Master Fund – Note 2010-3	92,449	29,981	62,468
	$1,506,326	$456,073	$1,050,253

Pegasus Note:

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010 and subsequently extended until December 31, 2011. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share and there was no beneficial conversion feature at the note date.

Effective December 31, 2011, the Company entered into a modification extending the term of the note to December 31, 2012. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

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

Effective December 31, 2013, the Company entered into an additional modification extending the term of the note to June 30, 2014, and waiving, through December 31, 2013, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of December 31, 2013 is $100,000 with accrued and unpaid interest amounting to $40,356.

Gemini Second Amended Note and Note Five:

At the end of 2010, the Company had outstanding two convertible notes to Gemini Master Fund, Ltd (the “holder” or “lender”) originally due December 31, 2010. These notes bore interest at a rate of 12% per annum and have a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock at $0.25 per share. Interest under these notes is due on the first business day of each calendar quarter, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity. With regard to the conversion feature of these notes, the conversion rights contain price protection whereby if the Company sold equity or converted existing instruments to common stock at a price less than the stated conversion price, the conversion price will be adjusted downward to the sale price. Furthermore, if the Company issues new rights, warrants, options or other common stock equivalents at an exercise price that is less than the stated conversion price, then the conversion price shall be adjusted downward to a new price based on a stipulated formula. The holder may not convert the debt if it results in the holder beneficially holding more than 4.9% of the Company common stock. The note is secured by substantially all assets of the Company and any of its subsidiaries, and is unconditionally guaranteed by all the subsidiaries.

Prior to June 30, 2010, all shares underlying the Gemini Master Fund convertible debt were subject to a lock-up agreement as stated above, and the shares were not easily convertible to cash thus, the embedded conversion option did not need to be bifurcated and recorded as a fair value derivative due to the price protection provision in the notes. Subsequent to June 30, 2010, such lock-up provisions expired and as such, the Company has determined that the embedded conversion option met the definition of a derivative liability and thus must be bifurcated and recorded as a fair value derivative. Further, through an extension agreement, the maturity date of the note was modified to December 31, 2011.

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

On December 31, 2012, the Company entered into a third extension and amendment agreement whereas the term of the note was extended to December 31, 2013. As a part of this amendment, the Company agreed to cause Robert Noble, its chairman, to execute a lock-up agreement whereas Mr. Noble agrees not to sell or transfer any shares of Envision common stock until a defined restriction period expires. Mr. Noble delivered such lock-up agreement. No other terms were modified, but the Company paid a $5,000 fee to cover legal and document fees which was capitalized as an asset on the balance sheet as “Debt issue costs” and will be amortized over the remaining life of the note. This change was accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company has recorded $426,092 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and was amortized over the remaining term of the loan. Further, at the modification date, $123,569 of accrued interest was added to the loan balance. At December 31, 2012, the note had a total balance of $1,313,877, and a net balance of $887,785.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

During 2013, as a result of our private offering, the conversion feature of this note triggered certain conversion rights whereas the conversion price of this note was reduced to $0.15 per share. Further, at December 31, 2013, the balance of the note became due and payable. As of December 31, 2013, the note has a balance of $1,313,877 and accrued and unpaid interest amounting to $136,397. See Note 15.

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

Effective December 31, 2011, the Company entered into an agreement to modify the terms of this note. As a result of this modification, the maturity date of the note was extended to December 31, 2012; the per annum interest rate of the note was lowered to 10%; and the note became convertible with a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock of the Company at $0.20 per share. All terms related to the conversion process are deemed to be the same terms as the other Gemini notes discussed above. All other terms of the original note remain the same. These changes were accounted for as a debt modification but not a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company has recorded $33,863 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and was amortized over the remaining term of the loan. Further, at this modification date, $7,319 of accrued interest was added to the loan balance. At December 31, 2011, the note had a total balance of $65,635, and a net balance of $31,772.

Effective December 31, 2012, the Company entered into a further agreement to modify the maturity date of this note to December 31, 2013. No other terms of the note were modified. These changes were accounted for as a debt modification but not a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company recorded $29,981 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and was amortized over the remaining term of the loan. Further, at this modification date, a $20,000 accounts payable balance was converted into the note balance and $6,814 of accrued interest was added to the note balance. At December 31, 2012, the note had a total balance of $92,449, and a net balance of $62,468.

During 2013, as a result of our private offering, the conversion feature of this note triggered certain conversion rights whereas the conversion price of this note was reduced to $0.15 per share. Further, at December 31, 2013, the balance of the note became due and payable. As of December 31, 2013, the note has a balance of $92,449 and accrued and unpaid interest amounting to $9,597. See Note 15.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

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

On March 22, 2012, the Company entered into an amendment with Mr. Hickson related to this note. The amendment amended the terms of the note allowing for the conversion of any accrued and unpaid interest to convert to common stock at an exercise price equal to the market price of our common stock on the day of conversion. Further on March 22, 2012, Mr. Hickson provided notice to the Company to convert his entire principal and accrued interest into common stock of the Company. As such, the Company issued 3,448,276 shares of common stock at $0.29 (based on contractual terms of the note) related to the principal and 199,315 shares of common stock at $0.24 (based on market price at time of transaction) for interest or a total of 3,647,591 shares of common stock in retirement of all outstanding obligations related to this convertible note. All remaining debt discount was expensed to interest in accordance with ASC 470-20-40-1. There was no gain or loss recorded on this transaction. (See note 11 and 12)

Fair Value Measurements – Derivative liability:

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2012 and 2013:

		Fair value Measurements at December 31, 2012
	Carrying Value at December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$456,073	$–	$–	$456,073

		Fair value Measurements at December 31, 2013
	Carrying Value at December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$281,265	$–	$–	$281,265

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2012 and 2013:

Balance at December 31, 2011	$647,977
Increase in liability due to debt modification	456,073
Change in fair value	(647,977)
Balance at December 31, 2012	$456,073
Increase in liability due to debt modification	–
Change in fair value	(174,808)
Balance December 31, 2013	$281,265

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term. The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2013 and 2012:

Assumptions	December 31, 2013	December 31, 2012
Expected term	0.0	1.0
Expected Volatility	134%	113%
Risk free rate	0.02%	0.16%
Dividend Yield	0.00%	0.00%

There were no changes in the valuation techniques during 2013. The Company did however compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results. The weighted average interest rate for short term notes as of December 31, 2013 was 10%.

10.	COMMITMENTS AND CONTINGENCIES

Leases:

Prior to 2010, the Company entered into litigation with a previous landlord related to leased office space that the Company abandoned prior to its lease expiration. (See Legal Matters below). In 2010, a legal judgment was entered awarding the landlord legal possession of premises as well as $94,170, plus interest at 10%, as satisfaction of all claims. During 2013, the Company entered into a further settlement arrangement with the debtor such that monthly payments amounting to $10,000 per month will be made by the Company until the obligation is satisfied. The Company has recorded a liability for this obligation, with the unpaid balance amounting to $101,839 and $122,421 as of December 31, 2013 and December 31, 2012 respectively.

In December 2009, the Company entered into a new 4-year lease for new premises. The lease agreement includes a $100,000 note payable feature as discussed in Note 9, for the first year, and then includes rent increases each year thereafter. As of December 31, 2013, the original lease term had expired and the lease has converted into a month to month instrument. As such, there is no remaining financial obligation.

Rent expense was $107,168 and $104,156 for the years ended December 31, 2013 and 2012, respectively.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except for the following:

The Company was a party to a lawsuit with its former landlord whereby the landlord claims that the Company broke its lease with respect to the rental of office space, which housed the Company’s headquarters. The Company vacated premises on December 20, 2009 and the landlord repossessed premises on January 1, 2010. In 2010, a judgment was entered whereby Envision was ordered to pay $94,170 plus 10% interest until paid in satisfaction of all claims. The Company entered into a further settlement agreement with the debtor such that monthly payments amounting to $10,000 per month will be made by the Company until the obligation is satisfied. As of December 31, 2013, the accrued and unpaid portion of this liability amounted to $101,839. (See “Leases” above)

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. During 2013 and 2012, the Company has agreements to act as a reseller for certain vendors; joint development contracts with third parties; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties have agreed to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for advising and raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, other than revenue generating sales contracts, there are no firm commitments in such agreements as of December 31, 2013.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

11.	COMMON STOCK

Shares Issued

Issuances of the Company’s common stock during the years ended December 31, 2013 and 2012, respectively, are as follows:

2013

Stock Issued in Cash Sales

During the year ended December 31, 2013 pursuant to private placements, the Company issued 12,901,333 shares of common stock for cash with a per share price of $0.15 per share or $1,935,200 and the Company incurred $154,816 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

In March 2013, the Company issued 250,000 shares of common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $37,500, for professional services to be rendered. The shares were fully vested and were expensed over the six month term of the payment.

In September 2013, the Company issued 304,000 shares of common stock with a per share value of $0.18 (based on market price at the time of the transaction) or $54,720, for professional services. $6,480 was expensed for services rendered while $48,240 was recorded as a prepaid asset and is being expensed over the remaining six month term of the agreement.

Stock Issued in Settlement of Note Payable

In October 2013, the Company issued 150,000 shares of common stock with a per share value of $0.19 (based on market price at time of transaction) or $28,500 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $23,967, a reduction of accrued interest of $6,033 and a gain on debt settlement of $1,500 related to this transaction. (See Note 8)

2012

Stock Issued in Cash Sales

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

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

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. The Company’s stock option compensation expense was $435,028 and $766,732 for the years ended December 31, 2013 and 2012, respectively, and there was $410,588 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2013. This stock option expense will be recognized through July 2017.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

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

From January 1, 2012 through December 31, 2012, the Company issued 600,000 stock options under the plans with a total valuation of $101,632.

From January 1, 2013 through December 31, 2013, the Company issued 1,000,000 stock options under the plan with a total valuation of $164,935.

We used the following assumptions for options granted in fiscal 2013 and 2012:

	2013	2012
Expected volatility	128.75 -134.02%	106.70%
Expected lives	5 -10 Years	3 -5.5 Years
Risk-free interest rate	0.02%	0.21%
Expected dividend yield	None	None

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Option activity for the years ended December 31, 2013 and 2012 under the 2008 and 2011 Plans is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	22,755,291	$0.31
Granted	600,000	0.24
Exercised	–	–
Forfeited	–	–
Expired	(305,429)	0.33
Outstanding at December 31, 2012	23,049,862	$0.31
Exercisable at December 31, 2012	13,887,006	$0.29
Weighted average grant date fair value		$0.17
Granted	1,000,000	0.19
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding at December 31, 2013	24,049,862	$0.30
Exercisable at December 31, 2013	14,555,583	$0.29
Weighted average grant date fair value		$0.16

The following table summarizes information about employee stock options outstanding at December 31, 2013:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.165-1.31	24,049,862	6.85 Years	$0.30	$–	14,555,583	$0.29	$–
	24,049,862	6.85 Years	$0.30	$–	14,555,583	$0.29	$–

As the Company’s stock price was lower than the weighted average exercise price at December 31, 2013, there is no aggregate intrinsic value of the options.

Options exercisable have a weighted average remaining contractual life of 6.32 years as of December 31, 2013.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Warrants

2013

In connection with the private placement which occurred in 2013, purchasing stockholders were entitled to receive warrants to purchase shares of the Company equal to the number of units that were purchased. Based on the number of units sold, the Company issued 6,450,667 warrants to purchase one share of common stock for each warrant. The warrants have an exercise price of $0.20 per share and expire one year from the date of issuance.

Further, as a part of the Company’s private placement in 2013, the Company issued 645,067 warrants to the placement agents.  These warrants, valued at $130,402, are exercisable for 5 years at an exercise price of $0.25. There was no financial statement accounting effects for the issuance of these warrants as the value has been fully charged to Additional Paid-in-Capital as an offering cost against the offering proceeds. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include:

Assumptions
Expected term	5 yrs
Expected Volatility	30.96%
Risk free rate	0.14%
Dividend Yield	0.00%

2012

In conjunction with the conversion of the Hickson convertible promissory note in March 2012 (See note 9), the Company paid a cash fee of $40,000 and an issuance of 68,966 warrants, each with a 5 year term and an exercise price of $0.29, for a total warrant valuation of $12,274 based on the Black-Scholes pricing model to Allied Beacon, the registered placement agent of the note.  The assumptions used in the valuation of these warrants include:

Assumptions
Expected term	5 yrs
Expected Volatility	105.82%
Risk free rate	0.214%
Dividend Yield	0.00%

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Warrant activity for the years ended December 31, 2013 and 2012 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2011	10,537,003	$0.46
Granted	278,966	0.28
Exercised	–	–
Forfeited	–	–
Expired	(3,009,814)	0.50
Outstanding at December 31, 2012	7,806,155	$0.44
Exercisable at December 31, 2012	7,806,155	$0.44
Weighted average grant date fair value		$0.15
Granted	7,095,734	0.43
Exercised	–	–
Forfeited	–	–
Expired	(5,050,349)	0.52
Outstanding at December 31, 2013	9,851,540	$0.23
Exercisable at December 31, 2013	9,851,540	$0.23
Weighted average grant date fair value		$0.20

Warrants exercisable have a weighted average remaining contractual life of 1.15 years as of December 31, 2013.

13.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2013 and 2012 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

The blended Federal and State tax rate of 40.2% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	Year ended December 31,
	2013	2012
Computed “expected” tax expense (benefit)	$(949,929)	$(843,193)
State taxes, net of federal benefit	(173,132)	(180,827)
Goodwill impairment and other non-deductible items	76,599	(155,420)
Change in deferred tax asset valuation allowance	1,048,062	1,181,188
Income tax expense	$1,600	$1,748

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2013	2012
Deferred tax assets:
Accrued vacation	$–	$12,430
Accrued salaries	–	27,386
Charitable contributions	4,128	2,731
Reserve for bad debt	30,006	18,684
Stock options	4,411,279	4,237,988
Inventory Adjustment	3,326	–
Other	7,502	3,751
Net operating loss carryforward	6,183,779	5,193,118
Total gross deferred tax assets	10,640,020	9,496,088
Less: Deferred tax asset valuation allowance	(10,528,703)	(9,480,641)
Total net deferred tax assets	111,317	15,447

Deferred tax liabilities:
Depreciation	(111,317)	(15,447)
Total deferred tax liabilities	(111,317)	(15,447)
Total net deferred taxes	$–	$–

The valuation allowance at December 31, 2013 was $10,528,703. The increase in the valuation allowance during 2013 was $1,048,062.

At December 31, 2013, the Company has a net operating loss carry forward of $15,523,716 available to offset future net income through 2033. The NOL expires during the years 2014 to 2033. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

14.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

During 2013, the Company made payments totaling $56,750 to GreenCore Capital, LLC for professional services provided to the Company. Jay Potter, our director, is the managing member of GreenCore Capital LLC.

Desmond Wheatley, the current CEO and President of the Company, is the owner of a consulting firm that provided services to the Company during 2010, including his own personal services. As of December 31, 2011, the Company had a balance owed to this consulting firm of $109,145 that is included in Accounts Payable –Related Party. This balance was paid during 2012.

Prior to November 2012, Jay Potter, our director, was a registered representative of Allied Beacon and had been engaged through Allied Beacon to provide capital raising services to the Company as it related to the Company’s 2012 private offering. In 2012, the Company has paid $84,000 of cash offering costs related to these services all of which have been accounted for as a reduction of additional paid in capital. Further, in March 2012, in conjunction with the conversion of this loan to common stock of the Company, the Company paid a cash fee of $40,000 to Allied Beacon and an issuance of 68,966 warrants, each with a 5 year term for a total warrant valuation of $12,274. (See notes 9 and 12)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note Payable to Officer

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2014. During the fiscal year ended December 31, 2013, in lieu of interest payments, the Company made principal payments on this note amounting to $12,067. The balance of the note as of December 31, 2013 is $110,616 with accrued and unpaid interest amounting to $12,273. (See Note 7)

15.	SUBSEQUENT EVENTS

During the period from January 1, 2014 to the date of this report, pursuant to private placements, the Company issued 6,050,000 shares of common stock for cash with a per share price of $0.15 per share or $907,500, and the Company incurred $24,000 of capital raising fees that will be paid in cash and charged to additional paid in capital. The Company also issued 6,050,000 warrants included in the offering price and is obligated to issue 100,000 warrants to the placement agent.

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.17 per share (based on market price at the time of the transaction) or $170,000. The share value will be expensed proportionately as the shares vest.

On February 7, 2014, the Company issued 200,000 stock options to each of its three non executive directors other than Mr. Feller, for a total of 600,000 stock options.  All of these stock options will vest over the current year of board service and were valued using the Black-Scholes option pricing methodology.  Jay Potter and John Evey each received 200,000 options with a term of 10 years and a strike price of $0.17 with a combined total valuation of $57,159.  Robert Noble received 200,000 options with a term of 5 years and a strike price of $0.187 for a total valuation of $25,996.  The assumptions used in the valuation of these options include volatility of 138.71%, expected dividends of 0.0%, a discount rate of 1.52%, and expected terms, applying the simplified method, of 5.5 years for Mr. Potter and Mr. Evey and 3 years for Mr. Noble.

As of February 28, 2014 the Company entered into a fourth extension and amendment agreement with a simultaneous principal conversion agreement related to the convertible notes payable to Gemini Master Fund (“Gemini”). With this agreement, all outstanding notes have been merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company will record $618,536 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which will be recorded as debt discount and amortized over the remaining term of the loan. The Company also issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which will be recorded as debt discount and amortized over the remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which will be capitalized as an asset on the balance sheet as “Debt issue costs” and will be amortized over the remaining term of the note. Simultaneously, Gemini will convert $550,000 of principal convertible debt and additional 2014 interest on such principal debt into 3,727,778 shares of common stock of the Company at the contracted conversion price of $0.15 per share. The conversion will be recorded to equity with no gain or loss on such conversion related to the principal portion and the Company will record a loss of $1,222 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company agreed to issue 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants will be valued at $482,300 using the Black-Scholes valuation methodology and will be expensed at the date of the transaction. Further, the Company issued 973,278 shares of common stock in settlement of the 2013 accrued interest on the Gemini notes. The Company will record a $19,462 loss on conversion related to this piece of the transaction.

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital, LLC (“GreenCore”) and effectively cancelled all prior agreements between the companies.  GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products.  Related to the professional services provided, GreenCore will receive a payment amounting to $30,000 and the issuance of 260,000 shares of the Company’s common stock (valued at $39,000 based on contemporaneous sales of equity securities) payable upon the execution of this agreement.  These payments will be expensed as incurred. Further, in months in which the Company requests the professional services, GreenCore will receive a monthly payment of $9,000 in cash and the equivalent of $9,000 of the Company’s common stock, as defined by a contract formula.  Related to the services for which GreenCore is acting as a sales channel for Envision, the Company will pay a cash fee between 1-5% of gross revenue receipts received by the Company, dependent upon the involvement of Consultant in such sale, as defined.  Jay Potter, our director, is the managing member of GreenCore and the individual performing the services.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2012, we had identified the following material weaknesses which still existed as of December 31, 2013 and through the date of this report:

As of December 31, 2012 and 2013 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness and therefore affects disclosure controls and procedures.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2013. Based on this assessment, management believes that, as of December 31, 2013, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting, nor have certain IT controls been developed and adhered to.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2013 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Our Board of Directors is seeking a candidate with audit committee financial expertise to serve as an independent director of the Company and as the Chairman of our audit committee. Management plans to make future investments in the continuing education of our accounting and financial staff. Specifically, we plan to seek specific public company accounting training. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for our anticipated audit committee. We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of all current executive officers and members of the Board of Directors and certain information regarding them are set forth in this section of the annual report. Our directors hold office until the earlier of their death, resignation, removal by stockholders, or until their successors have been qualified. Our officers are selected by, and serve at the pleasure of, our Board of Directors.

The following table sets forth information regarding our executive officers and directors as of March 28, 2014:

Name	Age	Position

Desmond Wheatley	48	Chief Executive Officer, President and Director

Chris Caulson	45	Chief Financial Officer

Robert Noble	61	Chairman of the Board of Directors

Jay Potter	49	Director

John Evey	64	Director

Paul Feller	49	Director

Biographies of Directors and Officers

DESMOND WHEATLEY has served as our President and Chief Operating Officer since September 2010 and was named Chief Executive Officer and a Director in August 2011. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Envision Solar, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and chief executive officer of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions, fka Wireless Facilities with the last five years as president of ENS, the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries; deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the United States. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500M in debt and equity. Mr. Wheatley sits on the boards of Admonsters, San Francisco California and the Human Capital Group, Los Angeles, California and was formerly a board member at DNI in Dallas, Texas.

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

CHRIS CAULSON has been our Chief Financial Officer since August 2011 and previously led our accounting and finance functions since June 2010. Mr. Caulson brings over 22 years of financial management experience including security infrastructure and technology integration, wireless communications, and telecommunications industries. From 2004 into 2009, Mr. Caulson held various positions including Vice President of Operations and Finance of ENS, the largest independent technology systems integrator in the United States and a wholly-owned division of Kratos Defense & Security Solutions, Inc. In this role, Mr. Caulson was responsible for the operational and financial execution of multiple subsidiaries and well over $100 million of integration projects including networks for security, voice and data, video, life safety and other integrated applications.  Prior to 2004, Mr. Caulson was chief financial officer of Titan Wireless, Inc., a $200 million international telecommunications division of Titan Corp (subsequently purchased by L-3.).  Mr. Caulson, who has a Bachelors of Accountancy from the University of San Diego, began his career with the public accounting firm Arthur Andersen.

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

ROBERT NOBLE has served as Chairman of the Board of Directors since 2006 and was our prior Chief Executive Officer and Chief Financial Officer, resigning both positions in August 2011. Prior to founding Envision, Mr. Noble served as the Chief Executive Officer of Tucker Sandler Architects, an architecture firm located in San Diego, California, from 2000 through 2007. Since its inception in 1998 through today, Mr. Noble has served as the chief executive officer of Noble Environmental Technologies, Inc., a materials company. He further served as chief executive officer of Ecoinvestment Network, a California company, since 2007, Envision Regenerative Health, a California company, since 2008, Noble Environmental Europe, AG, a Swiss company, and the Noble Group, Inc., a California company, since 2007. Mr. Noble is an accomplished architect, environmental designer, industrial designer and environmental technology entrepreneur. Mr. Noble and his work have won numerous awards, including awards from Popular Science Magazine (Best of What's New), Entrepreneur Magazine (Innovator of the Year, Environmental Category), National Public Radio (E-chievement Environmental Award), the Urban Land Institute (San Diego Smart Growth Award, Innovation Category) and The American Institute of Architects - San Diego Chapter (Energy Efficiency Award). He received his undergraduate degree in architecture from the University of California - Berkeley, and his Master of Architecture from Harvard University Graduate School of Design. Mr. Noble also completed graduate work at Cambridge University and Harvard Business School.

Mr. Noble’s qualifications:

•	Leadership experience – Mr. Noble has been our chairman and through August 2011 was chief executive officer since inception and has held similar positions in multiple other companies.
•	Finance experience – Mr. Noble founded the Company and was our chief executive officer of until August 2011, as well as other companies, supervising the financial management of such as a part of his responsibilities.
•	Industry experience – Mr. Noble is an accomplished and award winning architect and has served as a community leader in the eco-friendly space. He is an international speaker on the subject.
•	Education experience – Mr. Noble received his undergraduate degree in architecture from the University of California - Berkeley, and a Master of Architecture from Harvard University Graduate School of Design. Mr. Noble also completed graduate work at Cambridge University and Harvard Business School.

JAY POTTER has served as a Director of the Company since 2007. Mr. Potter has been active in the financial and energy industries for over 20 years and has participated, directed or placed over two hundred million dollars of capital in start-up and early stage companies. In 2006, Mr. Potter served as the interim Chief Executive Officer of EAU Technologies Inc. (Symbol: EAUI:OB), a publicly traded company specializing in non-toxic sanitation and disinfectant technologies. In 2007, he founded an early stage venture fund in GreenCore Capital, Inc. and serves as that company's Chairman and Chief Executive Officer. He has served as Chairman, President and Chief Executive Officer of Nexcore Capital, Inc. and its financial service affiliates since co-founding the company in 1996. Prior to December 2012, he was a registered representative with Allied Beacon Partners, Inc., a registered securities broker dealer firm that has served as the placement agent on certain of the Company’s private placements of securities. Effective December 2012, without admitting or denying the findings, Mr. Potter entered into a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority (FINRA) to settle alleged violations of FINRA Rules 2010, 1122, IM-1000 and Article V, Section 2(c) of the Bylaws that impose certain reporting obligations on FINRA members, resulting in a fine and temporary suspension.  Mr. Potter serves as the Chairman of Sterling Energy Resources, Inc. (symbol: SGER:PK), a public oil and gas company involved in the acquisition, exploration and development of oil and natural gas from its numerous leases. Mr. Potter serves as a Director of Envision, Noble Environmental Europe, AG, and Noble Environmental Technologies, and Fulcrum Enterprises among others.

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

JOHN EVEY has served as a Director of the Company since April 2010. Since 2012, Mr. Evey has provided independent strategic assistance to corporations with a special focus on companies in the life science and clean technology sectors that can do well financially while also producing substantial social benefit. Prior to this, from 2011 to 2012, Mr. Evey was Executive Vice President of Nature and Culture International, an organization that has directly catalyzed the protection of more than ten million acres of large tropical forest ecosystems. Prior to accepting that role, Mr. Evey served for four years as Vice President for Development at the J. Craig Venter Institute (“JCVI”), for which he was responsible for generating collaborative partnerships and financial resources from all sources except federal research agencies for this major institute that is advancing genomic research to benefit human health and the environment. Beginning in 2002, Mr. Evey served as Assistant Director of the Scripps Institution of Oceanography and Executive Director of Development for the Marine Sciences at University of California, San Diego (“UCSD”).  Prior to that, he was Vice President for Institutional Advancement at University of the Pacific after having served for more than a decade as Director of Development at Oregon State University. His earliest professional experience includes roles as founding director of the Office for Resource Development at the Oregon Shakespeare Festival and as the initial association executive for the statewide arts lobby, Oregon Advocates for the Arts. As a volunteer, he catalyzed creation of the Southern Oregon Land Conservancy. As an officer of the Travel Industry Council of Oregon, Mr. Evey and two colleagues successfully advocated the creation and funding of a Tourism Division in the Oregon Department of Economic Development. Mr. Evey is a member of the Host Committee for the Kyoto Prize Symposium in San Diego, which features the Kyoto Prize laureates each spring.

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

PAUL FELLER has served as a Director of the Company since January 2014. Mr. Feller has been involved with the management of live entertainment events for over 18 years. Since August 2012, Mr. Feller has been an independent consultant to various companies. From 2008 to 2012, he was the Chairman of the Board of Directors, president, and chief executive officer of Stratus Media Group, Inc., a global live entertainment company that owned and operated such premier events as the Mille Miglia, Perugia International Film Festival, Elite XC MMA, and Concours d’ Elegance. Mr. Feller was the Chairman of Pro Elite, Inc. from 2010 from 2012. In 2001, Mr. Feller founded Pro Sports & Entertainment. During 1999, he served as the mergers and acquisitions officer of SFX Entertainment, Inc. a global live entertainment company acquired by Clear Channel Communications. From 1998 to 1999, he served as the chief operating officer with PSI/API International; a live entertainment business, which operated, sports events in Asia, Europe and North America. Mr. Feller had responsibility for developing global markets in China, Europe, and the United States. He negotiated agency rights and television broadcast agreements with such properties as the America’s Cup syndicate, Association of Volleyball Professionals Tour, Disney’s Pigskin Classic, NCAA’s Freedom Bowl, Andretti Indy Racing Team, Long Beach Marathon, Toshiba Senior PGA, Formula , FIFA World Cup Soccer, Wimbledon, Pro Elite/Elite XC MMA, and both the Vancouver Open and ATP Shanghai Open Tennis Tournaments. As head of PSI’s Asia division, Mr. Feller managed a $135 million revenue operation and expanded it to a $300 million valuation, and developed agreements with STAR Television and China’s CCTV and operated the first international professional soccer tournament in China bringing in AC Milan, Jueventus and Manchester United to Asia. He has been a member of the Los Angeles Sports Council, Orange County Sports Association, Asia International Business and Entertainment Association, US Professional Cycling Association, and the UK Professional Cycling Association. Mr. Feller was knighted in 2011 by the Swedish monarchy. He attended Purdue University earning credits toward a bachelor’s degree in Mechanical Engineering with an Aerospace emphasis and currently is attending Lincoln/Northwestern Law School earning credits toward a Juris Doctor.

Mr. Feller’s qualifications are:

•	Leadership experience – Mr. Feller has held various senior executive positions with multiple companies and has sat on various boards of directors.
•	Industry experience – Mr. Feller has held executive level positions for companies focusing on media and media placement.
•	Finance Experience – Mr. Feller has been involved in significant capital raises, and has managed multiple mergers and acquisitions creating positive, increased valuations through the process and management of the entities.
•	Education experience – Mr. Feller attended Purdue University

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2013 have been complied with on a timely basis except for Keshif Ventures, LLC.

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

The Elements of Envision’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee or Board of Directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by our compensation committee and Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2013, all executive officer base salary decisions were approved by the Board of Directors.

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

From January 1, 2013 through December 31, 2013, the Company granted 600,000 stock options under the 2011 Plan with a total valuation of $80,152 to the members of the Board of Directors. From January 1, 2013 through December 31, 2013, the Company granted 400,000 stock options under the 2011 Plan with a total valuation of $84,783 to non executive employees and contractors of the Company.

Additionally, although there were no new awards under the 2008 Plan granted during 2013, there are prior awards outstanding under the 2008 Plan to former officers and advisors.

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

There were no other employment agreements outstanding as of December 31, 2013.

Executive Officer Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services rendered in all capacities by our Chief Executive Officer and all other compensated executive officers, as determined by reference to total compensation for the fiscal year ended December 31, 2013 and 2012, who were serving as executive officers at the end of the 2013 and former executive officers, who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and principal position	Year	Salary ($)	Deferred Comp ($)	Bonus ($)	Stock awards ($)	Option Awards ($)	All other Compensation ($)	Total ($)
Desmond Wheatley (1)	2013	200,000	–	–	–	–	–	200,000
President and Chief	2012	200,000	–	–	–	–	–	200,000

Chris Caulson (2)	2013	165,000	–	–	–	–	–	165,000
Chief Financial Officer	2012	165,000	–	–	–	–	–	165,000

_______________

(1)	Mr. Wheatley joined the Company full time in December 2010 at which time he was appointed President. On August 10, 2011, Mr. Wheatley was appointed Chief Executive Officer of the Company.
(2)	Mr. Caulson joined the Company full time in November 2010. On August 10, 2011, Mr. Caulson was appointed Chief Financial Officer of the Company.

Agreements with Executive Officers

Desmond Wheatley

On August 10, 2011, the Board of Directors appointed Desmond Wheatley (then the Company’s President and Chief Operating Officer) as its new Chief Executive Officer, President, and Corporate Secretary and approved and entered into an employment agreement with him, effective on August 10, 2011. This agreement calls for an annual salary of $200,000. Further, Mr. Wheatley was granted 4,320,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012. The term of the employment agreement ends on January 1, 2016.

Chris Caulson

On August 10, 2011, the Company appointed Chris Caulson as its new Chief Financial Officer and approved and entered into an employment agreement with him, effective on August 10, 2011. This agreement calls for an annual salary of $165,000. Further, Mr. Caulson was granted 2,700,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012. The term of the employment agreement ends on January 1, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding incentive equity awards as of December 31, 2013, for each named executive officer:

Name	Number of securities underlying unexercised options - number exercisable	Number of securities underlying unexercised options - number unexercisable	Option exercise price ($)	Option expiration date
Desmond Wheatley	4,320,000(1)	–	$0.27	August 9, 2021

Chris Caulson	2,700,000(2)	–	$0.27	August 9, 2021

_______________

(1)	On August 10, 2011, Mr. Wheatley received 4,320,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.

(2)	On August 10, 2011, Mr. Caulson was granted 2,700,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2013.

Director Compensation

The following table sets forth all compensation paid, distributed, or accrued for services rendered in the capacities of non executive Board members.

Name	Fees earned or cash paid	Year	Option Awards ($)(1)	All other compensation	Total ($)
Robert Noble	0	2013	22,993(2)	0	22,993
	0	2012	28,916(3)	0	28,916

Jay Potter	0	2013	28,579(4)	0	28,579
	0	2012	36,358(5)	0	36,358

John Evey	0	2013	28,579(6)	0	28,579
	0	2012	36,358(7)	0	36,358

_______________

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.

(2)	On December 18, 2013, Mr. Noble received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.1815 per share exercisable for a period of five years from the date of grant in consideration for his services to us. These stock options vested on December 18, 2013.

(3)	On January 1, 2012, Mr. Noble received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.253 per share exercisable for a period of five years from the date of grant in consideration for his services to us. These stock options vested throughout, 2012.

(4)	On December 18, 2013, Mr. Potter received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.165 per share exercisable for a period of ten years from the date of grant in consideration for his services to us. These stock options vested on December 18, 2013.

(5)	On January 1, 2012, Mr. Potter received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.23 per share exercisable for a period of five years from the date of grant in consideration for his services to us. These stock options vested throughout 2012.

(6)	On December 18, 2013, Mr. Evey received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.165 per share exercisable for a period of ten years from the date of grant in consideration for his services to us. These stock options vested on December 18, 2013.

(7)	On January 1, 2012, Mr. Evey received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.23 per share exercisable for a period of five years from the date of grant in consideration for his services to us. These stock options vested throughout 2012.

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.17 per share (based on market price at the time of the transaction) or $170,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 21, 2014 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or become exercisable within 60 days of March 21, 2014 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 7675 Dagget Street, Suite 150, San Diego, California 92111.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (2)
Robert Noble	13,202,272	(3)	16.76%
Jay Potter	2,644,391	(4)	3.36%
John Evey	1,474,420	(5)	1.87%
Desmond Wheatley	2,880,000	(6)	3.66%
Chris Caulson	1,800,000	(7)	2.29%
Paul Feller	1,000,000	(8)	1.27%
Keshif Ventures, LLC	10,000,000	(9)	12.70%
Gerald Hickson	4,893,276	(10)	6.21%
All officers and directors as a group (5 persons)	23,001,083		29.21%

_______________

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise by such person of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 21, 2014.
(2)	Based on 78,752,942 shares of our common stock outstanding as of March 21, 2014.
(3)	Includes 11,587,440 shares of common stock, 476,712 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 21, 2014, and 1,138,120 shares of common stock issuable upon the exercise of warrants that are exercisable within 60 days of March 21, 2014.
(4)	Includes 791,167 shares of common stock, 676,712 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 21, 2014, 576,512 shares of common stock issuable upon the exercise of warrants that are exercisable within 60 days of March 21, 2014,and 600,000 shares issuable upon the exercise of warrants held by Fulcrum Enterprises, Inc. that are exercisable within 60 days of March 21, 2014. Mr. Potter is the chairman and president of Fulcrum Enterprises, Inc.
(5)	Includes 183,261 shares of common stock, 676,712 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 21, 2014, and 614,447 shares of common stock issuable upon the conversion of balances owed through convertible note.
(6)	Shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 21, 2014.
(7)	Shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 21, 2014.
(8)	Includes 1,000,000 shares issued for a three year service period as a director. Of these shares 166,672 shares vested on January 24, 2014 and then 69,444 shares will vest on the last day of each calendar quarter thereafter commencing on March 31, 2014.
(9)	Includes 4,000,000 shares issuable in 2014 pursuant to the Company’s private placement. The address for this holder is 4445 Eastgate Mall, San Diego, California 92121.
(10)	The address for this holder is 403 Hazeltine Drive, Austin Texas 78734

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 10, 2013, Envision entered into a consulting agreement with GreenCore Capital, LLC (“GreenCore”) pursuant to which GreenCore will provide professional services to the Company in addition to acting as a sales channel for the Company’s products. Jay Potter, our Director, is the managing member of GreenCore. The Company made payments totaling $56,750 to GreenCore during 2013.

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore and effectively cancelled all prior agreements between the companies. GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to the professional services provided, GreenCore will receive a payment amounting to $30,000 and the issuance of 260,000 shares of the Companys common stock payable upon the execution of this agreement. Further, in months in which the Company requests the professional services, a monthly payment of $9,000 in cash and the equivalent of $9,000 of the Company’s common stock, as defined. Related to the services for which GreenCore is acting as a sales channel for Envision, the Company will pay a cash fee between 1-5% of gross revenue receipts received by the Company dependent upon the involvement of Consultant in such sale, as defined.

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2014. During the fiscal year ended December 31, 2013, in lieu of interest payments, the Company made principal payments on this note amounting to $12,067. The balance of the note as of December 31, 2013 is $110,616 with accrued and unpaid interest amounting to $12,273.

On February 21, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cronus Equity LLC, a Delaware limited liability company (“Cronus”), to be effective as of February 1, 2014, pursuant to which Cronus will provide professional services to the Company. Paul Feller, a director of Envision, is a managing partner of Cronus and the individual performing such professional services on behalf of Cronus. In consideration for providing these services to the Company, Cronus will receive a monthly fee amounting to $10,000 unless such amount is otherwise jointly agreed by the parties. Cronus may also be asked to perform additional services as it relates to the raising of capital by the Company, and if so, will be compensated with additional consulting fees that will be mutually agreed to by the parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2013 and 2012 were approved by the Board of Directors.  The following table shows the fees for the years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees (1)	$56,200	$55,600
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

_______________

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2013 and 2012.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2013 and 2012.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Board of Director’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The Board of Directors has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are included in Item 8 of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and December 31, 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

None

The following exhibits are included with this filing:

3.	Exhibits

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)

10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	Restricted Stock Agreement between the Company and Paul H. Feller, dated January 23, 2014(7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits
10.26	Consulting Agreement with GreenCore Capital, LLC, dated March 28, 2014
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Section 906 Certification of Principal Accounting Officer

XBRL Instance Document

XBRL Schema Document

XBRL Calculation Linkbase Document

XBRL Definition Linkbase Document

XBRL Label Linkbase Document

XBRL Presentation Linkbase Document

_______________

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 9, 2011.
(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, filed on March 28, 2012.
(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 11, 2013.
(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 16, 2013.
(7)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 28, 2014.
(8)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 26, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: March 31, 2014	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Robert Noble	Dated: March 31, 2014
Robert Noble, Chairman

By: /s/Jay S. Potter	Dated: March 31, 2014
Jay S. Potter, Director

By: /s/John Evey	Dated: March 31, 2014
John Evey, Director

By: /s/Paul Feller	Dated: March 31, 2014
Paul Feller, Director

