Form 10-Q
period 2014-03-31
Envision Solar International, Inc.
filed 2014-05-15
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2014

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of May 15, 2014 was 83,616,805.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets
Cash	$827,515	$392,098
Accounts Receivable, net	13,125	179,459
Prepaid and other current assets	4,961	38,255
Inventory, net	99,578	19,472
Costs and estimated earnings in excess of billings on uncompleted contracts	39,529	–
Total Current Assets	984,708	629,284

Property and Equipment, net	77,840	88,865

Other Assets
Debt issue costs, net	6,094	–
Deposits	12,122	9,407
Total Other Assets	18,216	9,407

Total Assets	$1,080,764	$727,556

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$603,767	$458,933
Accrued Expenses	437,073	603,300
Sales Tax Payable	36,828	36,828
Billings in excess of costs and estimated earnings on uncompleted contracts	–	163,129
Convertible Note Payable -Related Party	107,616	110,616
Notes Payable	73,033	73,033
Convertible Notes Payable, net of discount of $630,174 and $0 at March 31, 2014 and December 31, 2013 respectively	326,151	1,506,326
Embedded Conversion Option Liability	524,427	281,265

Total Current Liabilities	2,108,895	3,233,430

Commitments and Contingencies (Note 7)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 83,083,467 and 71,702,942 shares issued or issuable and outstanding at March 31, 2014 and December 31, 2013, respectively	83,083	71,703
Additional Paid-in-Capital	27,522,114	25,038,521
Accumulated Deficit	(28,633,328)	(27,616,098)

Total Stockholders' Deficit	(1,028,131)	(2,505,874)

Total Liabilities and Stockholders' Deficit	$1,080,764	$727,556

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2014	2013

Revenues	$202,659	$155,528

Cost of Revenues	219,365	195,746

Gross Profit (Loss)	(16,706)	(40,218)

Operating Expenses (including stock based compensation expense of $207,654 and $114,080 for the three months ended March 31, 2014 and 2013, respectively)	650,505	512,900

Loss From Operations	(667,211)	(553,118)

Other Income (Expense)
Other Income	73	350
Gain (loss) on Debt Settlement	(20,689)	112,667
Interest Expense	(564,802)	(160,705)
Change in fair value of embedded conversion option liability	235,399	(444,961)
Total Other Income (Expense)	(350,019)	(492,649)

Loss Before Income Tax	(1,017,230)	(1,045,767)

Income Tax Expense	–	–

Net Loss	$(1,017,230)	$(1,045,767)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding- basic and diluted	74,791,650	64,091,372

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,017,230)	$(1,045,767)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	11,025	12,201
Shares issued for services	74,417	–
Warrants issued as debt conversion inducement fees	482,300	–
Amortization of prepaid expenses paid in common stock	17,956	28,995
(Gain) loss on debt settlement	20,689	(112,667)
Compensation expense related to grant of stock options	115,281	85,085
Change in fair value of embedded conversion option liability	(235,399)	444,961
Amortization of debt issue costs	406	1,250
Amortization of debt discount	42,011	114,018
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	166,334	252,837
Prepaid expenses and other current assets	15,338	(46,406)
Inventory	(80,106)	(3,129)
Costs and estimated earnings in excess of billings on uncompleted contracts	(39,529)	–
Deposits	(2,715)	–
Increase (decrease) in:
Accounts payable	144,834	(90,551)
Accrued expenses	(11,066)	76,655
Accrued rent	–	2,354
Sales tax payable	–	(2,014)
Billings in excess of costs and estimated earnings on uncompleted contracts	(163,129)	(22,176)
NET CASH USED IN OPERATING ACTIVITIES	(458,583)	(304,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	927,500	1,843,700
Payments of offering costs related to sale of common stock	(24,000)	(147,496)
Repayments on convertible notes payable	(3,000)	(3,067)
Payments of debt issue costs	(6,500)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	894,000	1,693,137

NET INCREASE IN CASH	435,417	1,388,783

CASH AT BEGINNING OF PERIOD	392,098	257,396

CASH AT END OF PERIOD	$827,515	$1,646,179

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$550,000	$–
Accrued interest converted to common stock	$175,850	$–
Warrants issued as debt extension fee	$193,625	$–
Embedded conversion option based effective interest	$478,561	$–
Shares of common stock issued for services	$–	$37,500

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, is a developer of solar products and proprietary technology solutions targeting three vehicles: electric vehicle charging infrastructures; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on renewably energized platforms for EV charging and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes the Company's chief differentiator is its ability to design and engineer architecturally accretive products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Management believes that Envision's products deliver multiple layers of value such as media and advertising platforms, architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking existed previously.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2014 and 2013, and our financial position as of March 31, 2014, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013. The December 31, 2013 consolidated balance sheet is derived from those statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, and revenues.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2014. As of March 31, 2014, there was $757,193 greater than the federally insured limits.

Concentration of Accounts Receivable

As of March 31, 2014, one customer represented 94% of the Company’s net accounts receivable balance.

Concentration of Revenues

For the three months ended March 31, 2014, one customer represented 96% of our net revenues.

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2014 and December 31, 2013 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At March 31, 2014, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it may offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2014, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Convertible notes payable that are convertible into 6,899,159 common shares, options to purchase 24,649,863 common shares and warrants to purchase 15,223,651 common shares were outstanding at March 31, 2014. These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2014 because the effects would have been anti-dilutive. These instruments may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2013 and 2014, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three month periods ended March 31, 2014 that affect the consolidated financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after March 31, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2014, the Company had net losses of $1,017,230. Additionally, at March 31, 2014, the Company had a working capital deficit of $1,124,187, an accumulated deficit of $28,633,328 and a stockholders’ deficit of $1,028,131. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the upcoming months, the Company intends to raise additional working capital through a private offering and other capital sources. We further expect to have growth in revenues through new contracts in the upcoming periods that may provide net gross profits. All such actions and funds, if successful, are expected to be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	March 31, 2014	December 31, 2013
Accrued vacation	$109,407	$100,304
Accrued salary	68,749	68,749
Accrued interest	84,440	201,688
Accrued estimated losses on contracts	76,922	96,096
Accrued settlement	74,009	101,839
Other accrued expense	23,546	34,624
Total accrued expenses	$437,073	$603,300

4.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

Prior to fiscal 2011, the Company was advanced monies by John Evey, our director, and executed a 10% convertible promissory note which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the Gemini Master Funds notes. Through a series of extensions, the convertible note matured on December 31, 2012.

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

Effective December 31, 2013, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2014. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The note continues to bear interest at a rate of 10%. The balance of the note as of December 31, 2013 was $110,616.

After principal payments totaling $3,000 during the three month period ended March 31, 2014, the balance of the note as of March 31, 2014 is $107,616 with accrued interest amounting to $15,346. The note continues to bear interest at a rate of 10%. (See note 10)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

5.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of March 31, 2014, the following summarizes amounts owed under short-term convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Third Amended and Restated secured bridge Note	856,325	630,174	226,151
	$956,325	$630,174	$326,151

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of the first year’s rent for office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share. There was no beneficial conversion feature at the note date. The Company entered into a series of amendments extending the maturity date of the note to December 31, 2012 and waiving the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance.

Effective December 31, 2012, the Company entered into an additional modification extending the term of the note to December 31, 2013, and waiving, through December 31, 2012, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. No proceeds of a financing have been used to pay down the note balance.

Effective December 31, 2013, the Company entered into an additional modification extending the term of the note to June 30, 2014, and waiving, through December 31, 2013, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of March 31, 2014 is $100,000 with accrued and unpaid interest amounting to $42,822.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Gemini Third Amended and Restated Secured Bridge Note

At the end of 2010, the Company had a series of outstanding convertible notes to Gemini Master Fund, Ltd. which were due December 31, 2011. These notes bore interest at a rate of 12% per annum and, with the exception of one note, had a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock at $0.25 per share. Interest under these notes is due on the first business day of each calendar quarter, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity. With regard to the conversion feature of these notes, the conversion rights contain price protection whereby if the Company sold equity or converted existing instruments to common stock at a price less than the effective conversion price, the conversion price will be adjusted downward to the sale price. Furthermore, if the Company issues new rights, warrants, options or other common stock equivalents at an exercise price that is less than the stated conversion price, then the conversion price shall be adjusted downward to a new price based on a stipulated formula. The holder may not convert the debt if it results in the holder beneficially holding more than 4.9% of the Company’s common stock. The note is secured by substantially all assets of the Company and its subsidiary, and is unconditionally guaranteed by the subsidiary.

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

On December 31, 2011, the Company entered into an extension and amendment agreement modifying certain terms of all of the notes so that the terms for all the notes became equivalent. The interest rate was reduced to 10%; the conversion price was reduced from $0.25 to $0.20; and the term was extended to December 31, 2012.

On December 31, 2012, the Company entered into a further extension and amendment agreement pursuant to which the term of the notes was extended to December 31, 2013. As a part of this amendment, the Company agreed to cause Robert Noble, its chairman, to execute a lock-up agreement pursuant to which Mr. Noble agreed not to sell or transfer any shares of Envision common stock until a defined restriction period expires. Mr. Noble delivered such lock-up agreement. No other terms were modified, but the Company paid a $5,000 fee to cover legal and document fees which was capitalized as an asset on the balance sheet as “Debt issue costs” and was amortized over the term of the note. This change was accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative. As a result of this transaction, the Company had recorded $456,073 of embedded conversion option based effective interest, based on the increase in the fair value of the embedded conversion option due to the modification, which was recorded as debt discount and was amortized over the term of the loan. Further, at the modification date, a $20,000 accounts payable balance was converted into the note balance and $130,383 of accrued interest was added to the loan balance.

In January 2013, in conjunction with receiving funds from the Company’s private offering, and due to the price protection provisions of the notes as discussed above, the conversion price of the notes was reduced to $0.15 per share.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

As of February 28, 2014 the Company entered into a fourth extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes have been merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which will be recorded as debt discount and amortized over the remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which is capitalized as an asset on the balance sheet as “Debt issue costs” and will be amortized over the remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt and additional 2014 interest on such principal debt into 3,727,778 shares of common stock of the Company at the contracted conversion price of $0.15 per share. The conversion will be recorded to equity with no gain or loss on such conversion related to the principal portion and the Company recorded a loss of $1,222 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes valuation methodology and were expensed at the date of the transaction. Further, the Company issued 973,298 shares of common stock in settlement of the 2013 accrued interest on the Gemini notes. The Company recorded a $19,467 loss on conversion related to this piece of the transaction. (See Note 8)

At March 31, 2014, the note had a total balance of $856,325, a net balance of $226,151, and accrued interest of $21,048.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2014:

	Carrying Value at	Fair value Measurements at March 31, 2014
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Embedded Conversion Option Liability	$524,427	$–	$–	$524,427

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

The following is a summary of activity of Level 3 liabilities for the period ended March 31, 2014:

Balance December 31, 2013	$281,265
Additional liability recorded	478,561
Change in Fair Value	(235,399)
Balance March 31, 2014	$524,427

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at March 31, 2014:

Assumptions
Expected term	1.25
Expected Volatility	137.57%
Risk free rate	0.66%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three month period ended March 31, 2014. The Company did however compute the valuation of this derivative liability using the binomial lattice model noting no material differences in valuation results.

6.	NOTES PAYABLE

The Company has an outstanding Promissory Note with one of its vendors that was entered into in exchange for the vendor cancelling its open invoices to the Company. The original loan amount was for $160,633 and bears interest at 10%. The note can be converted only at the option of the Company, at any time, into common stock with an original conversion price of $0.33 per share. Partial conversions of the note occurred in 2011 and 2012, and further, through a series of amendments, the note, plus the accrued interest became due and payable on December 31, 2012. No other terms of the note were changed.

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

As of March 31, 2014, the note had a remaining balance due of $73,033 with accrued and unpaid interest amounting to $4,864.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through March 31, 2014. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements, other than a monthly forgivable draw arrangement with certain sales representatives, as of March 31, 2014.

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

Stock Issued in Cash Sales

During the three months ended March 31, 2014 pursuant to private placements, the Company issued 6,183,333 shares of common stock for cash with a per share price of $0.15 per share or $927,500, and the Company incurred $24,000 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital LLC (“GreenCore”) and effectively cancelled all prior agreements between the companies. GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to these professional services provided, the Company issued 260,000 shares of the Company’s common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $39,000 and expensed the payment at issuance. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See note 10)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 236,116 of these shares, with a value of $35,417, during the three month period ended March 31, 2014. (See note 10)

Stock Issued in Settlement of Convertible Notes Payable and related Interest

On February 28, 2014, the Company issued 3,666,666 shares of common stock with a value of $0.15 (based on contractual terms), or $550,000, for the conversion of principal owed on its convertible debt. There was no gain or loss recorded for this transaction. Further, also on February 28, 2014, the Company issued an additional 1,034,410 shares of common stock with a per share value of $0.15 (based on contractual terms), or $175,850, related to the conversion of accrued interest owed on this convertible debt. The Company recorded a $20,689 loss related to this piece of this transaction. (See note 5)

9.	STOCK OPTIONS AND WARRANTS

Stock Options

On February 7, 2014, the Company issued 200,000 stock options to each of its three non executive directors other than Mr. Feller, for a total of 600,000 stock options.  All of these stock options will vest over the current year of board service and were valued using the Black-Scholes option pricing methodology.  Jay Potter and John Evey each received 200,000 options exercisable at a price of $0.17 per share for a period of 10 years from date of grant, with a combined total valuation of $61,228.  Robert Noble received 200,000 options exercisable at a price of $0.187 per share for a period of 5 years from the date of grant for a total valuation of $25,996.  The assumptions used in the valuation of these options include volatility of 138.71%, expected dividends of 0.0%, a discount rate of 1.52%, and expected terms, applying the simplified method, of 5.5 years for Mr. Potter and Mr. Evey and 3 years for Mr. Noble.

During the three months ended March 31, 2014, the Company recorded stock option based compensation of $115,281.

Warrants

During the three months ended March 31, 2014, pursuant to a private placement, the Company issued 6,183,333 warrants to purchase common stock which is based on the number of units sold in the private offering. These warrants have an exercise price of $0.15 per share and expire 3 years from the date of issuance.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

As a part of the Company’s private placement, the Company effectively issued 106,667 warrants in the three months ended March 31, 2014 to the placement agents. These warrants, valued at $22,945, are exercisable for 3 years at an exercise price of $0.25 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these options include volatility of 138.71%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

As a fee to extend the term of the Gemini Master Fund convertible debt, the Company issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and will be amortized over the remaining term of the note. The assumptions used in the valuation of these options include volatility of 140.80%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. (See note 5)

As an inducement to Gemini Master Fund to convert the principal debt amount discussed above, the Company agreed to issue 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants will be valued at $482,300 using the Black-Scholes valuation methodology and were expensed at the date of the transaction. The assumptions used in the valuation of these options include volatility of 140.80%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. (See note 5)

During the three months ended March 31, 2014, 6,145,667 warrants have expired.

10.	RELATED PARTY TRANSACTIONS

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2014. During the three month period ended March 31, 2014, the Company made principal payments totaling $3,000 on this note. The balance of the note as of March 31, 2014 is $107,616 with accrued interest amounting to $15,346 (See note 4).

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.17 per share (based on market price at the time of the transaction) or $170,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 236,116 of these shares, with a value of $35,417, during the three month period ended March 31, 2014. (See note 8)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital LLC (“Greencore”) and effectively cancelled all prior agreements between the companies. GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to the professional services provided, GreenCore received a payment amounting to $30,000 and was issued 260,000 shares of the Company’s common stock payable upon the execution of this agreement. Further, in months in which the Company requests the professional services, the Company will make a monthly payment of $9,000 in cash and the equivalent of $9,000 of the Company’s common stock, as defined. Related to the services for which GreenCore is acting as a sales channel for Envision, the Company will pay a cash fee between 1-5% of gross revenue receipts received by the Company dependent upon the involvement of GreenCore in such sale, as defined. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See note 8)

On February 21, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cronus Equity LLC, a Delaware limited liability company (“Cronus”), to be effective as of February 1, 2014, pursuant to which Cronus will provide professional services to the Company. This contract was cancelled subsequent to March 31, 2014. Paul Feller, a director of Envision, is a managing partner of Cronus and the individual performing such professional services on behalf of Cronus. In consideration for services provided to the Company during the three months ended March 31, 2014, Cronus received payments amounting to $20,000. Prior to this agreement with Cronus, the Company had a similar agreement with Fellco LLC, an entity also operated by Mr. Feller, to provide the same services. This was cancelled in January 2014. During the three month period ended March 31, 2014, the Company paid $5,135 to Fellco LLC.

11.	SUBSEQUENT EVENTS

Subsequent to March 31, 2014, pursuant to a private placement, the Company issued 366,666 shares of common stock for cash with a per share price of $0.15 per share or $55,000. Additionally, as a part of the offering price, the Company issued 366,666 warrants, each with an exercise price of $0.15 per share and a 3 year term.

On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest.

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

Overview

Envision is a developer of solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Management believes that Envision's products deliver multiple layers of value such as media, branding, and advertising platforms, architectural enhancement of the parking lot, reduction of heat islanding and improved parking experiences through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking previously existed.

Products and Technologies

The Company's Solar Tree® structure has been in deployment and continued improvement for over six years. During the last few years, the Solar Tree® structure was redesigned from the ground up to try to incorporate what management felt was the best attributes of previous designs. We believe the resulting product has become the standard of quality in solar shaded parking and while there are an increasing number of competitors in the space, we believe there is no competing product which includes all of the important attributes of the Solar Tree® structure. We understand it to be the only single column, bio mimicked, tracking, and architectural solar support structure designed specifically for parking lots.

The Company has designed and incorporated EnvisionTrak™, its proprietary and patented tracking solution, to the Solar Tree® structure, furthering the unique nature of the product and we believe increasing the Company's technological leadership within the industry. We believe EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated to increase electrical production, but perhaps a greater value is the high visual appeal created by Solar Tree® structures which are tracking the sun in perfect synchronicity.

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

Leveraging the structural and technological attributes of its existing products, the Company has developed a product called EV ARC™. We believe EV ARC™ (Electric Vehicle Autonomous Renewable Charger) could solve many of the problems associated with electric vehicle charging infrastructure deployments and is a product with a potentially large addressable market. Until now, the deployment of EV chargers has been hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is mounted to a poured concrete foundation which first requires excavation. Chargers also require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases and other site acquisition requirements will slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and at times, more expensive demand charges. Landlords often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and can be delivered to the site ready to operate. Its ballasted pad contains battery storage and creates a structurally sound platform which will support the rest of the structure. The solar array structure is similar to our Socket™ product, and through our EnvisionTrak™ tracking solution, is column mounted to the ballasted pad. There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity which is stored in batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that EV ARC™ can charge day or night. EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Envision Solar continues to maintain a vendor agnostic stance in regards to EV charging, and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses. The EV ARC™ can be set up to charge a single EV or multiple electric scooters or smaller electric vehicles. In this early stage of the production evolution for the EV ARC™ and low volumes, the Company believes the appropriate selling price point is lower than the actual initial costs of production. Management believes that certain production elements will mature allowing for gross profit on future sales possibly later in 2014. These elements include possible production economies of scale, lower costs of components including the cost of battery storage which is currently a significant cost contributor, as well as design changes to allow for improved production processes and transportation.

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

The Company’s current list of products include:

1.	The Solar Tree® Standard structure, a thirty five foot square solar array mounted on a single column,
2.	The Solar Tree® HVBA (High Value Branding Asset) structure which includes customized branding, finishes and signage,
3.	The Solar Tree® SMA (Sustainable Media Asset) structure, which includes static and digital advertising displays,
4.	The Solar Tree® DCFC (DC Fast Charge) structure which allows for rapidly deployed, grid independent DC fast charging (or Level II) which is entirely renewably energized.
5.	The Solar Tree® HVLC (High Value Low Cost) structure, a lower cost version of the standard Solar Tree® structure,
6.	The Solar Tree® Socket structure, a single space version of the Solar Tree® structure,
7.	The patent pending EV ARC™ (Electric Vehicle Autonomous Renewable Charger).

All Envision products can be upgraded with the addition of:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	SunCharge™ solar powered EV charging,
3.	ARC™ technology energy storage,
4.	LED lighting,
5.	Media and Branding Screens.

Envision leverages a combination of in-house and outsourced resources to create its products. We believe that the Company has significant operating leverage through the deliberate separation of intellectual property creation (in-house) and the actual deployment of the Company's products (outsourced). All intellectual property is developed in-house by the Company's design team. Product designs are then vetted by third-party structural and electrical engineering firms to ensure that the designs meet the jurisdictional requirements and codifications for the deployment locations. We believe this further helps dissipate any potential liabilities for the structural and electrical elements in providing additional insured professional parties with partial responsibility for the designs. Architectural, structural, and electrical design elements are combined into shop and deployment documents that can be exported to a vetted, qualified stable of fabrication and deployment resources.

It is the Company’s intention to explore the idea of creating a limited fabrication facility in the future in which the structural components of its mainstay products can be optimized and fabricated. We believe an in-house fabrication facility may enable the Company to reduce direct costs associated with individual products with the right scale. We believe the facility may further enable the Company to make improvements to existing products and also to introduce new products in a much more timely and efficient manner. Management believes that the product development process could be significantly faster and less expensive when carried out by an in-house fabrication facility. The standardized and broadly repurposed components which comprise the Company’s product set do not require an expensive fabrication facility. In fact, the line required can be narrow, limited and highly efficient, thus not requiring significant investment or human resources. The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources.

Management believes that the continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered as a kit of parts to the customer site, and which require minimal field labor activities, is further positioning the Company as a provider of products which are complex but can be standardized and easily deployable and which could reduce the exposure of the Company to the risks and inherent margin erosion that are incumbent in field deployments. The Company intends to continue to work with its existing fabrication partners and also qualify new resources so that spikes in product demand can be buffered through the use of multiple outsourced resources when required. We believe the growth which the Company anticipates in the future is attainable through this highly scalable model. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company is creating are highly detailed and explanatory, thus enabling a growing pool of qualified sub-contracted resources to fabricate and deploy the products without being dilutive to quality. The Company places high emphasis on qualifying and vetting sub-contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2014, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended March 31, 2014.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue. For the three months ended March 31, 2014, our revenues were $202,659 compared to $155,528 for the same period in 2013. In the three month period ended March 31, 2014, revenues were derived from two active projects entailing the installation of our Solar Tree® arrays while there was one active project in the 2013 period. Additionally, at March 31, 2014, the Company had contracted backlog of $662,137 including a contracted order for two more EV ARC units. Further, management believes that its sales efforts, which have historically included long sales cycles, are showing positive results in the market as, since March 31, 2014 the Company has secured or is awaiting final contract signature on an additional $380,000 of orders.

Gross Loss.  For the three months ended March 31, 2014, we had a gross loss of $16,706 compared to a gross loss of $40,218 for the same period in 2013. In 2014, the gross loss related primarily to certain manufacturing tooling costs which may be utilized in future production runs. Certain losses associated with the direct projects worked on in the quarter were recorded in the previous quarter. In 2013, the gross loss related primarily to the then new Cadillac branded Solar Tree® array which was deployed for the first time.

Operating Expenses.  Total operating expenses were $650,505 for the three months ended March 31, 2014 compared to $512,900 for the same period in 2013, an overall increase of $137,605. A large portion of this increase resulted from the non cash stock based compensation expenses which increased to $207,654 in 2014 from $114,080 during the same period in 2013. Included in such amounts are the Company’s stock option expense which increased by approximately $30,000 in the 2014 period, and the payment, using the Company’s common stock, of director fees amounting to approximately $35,000 which did not occur in 2013. Additionally, other increases in operating expenses for the period ended March 31, 2014 as compared to March 31, 2013 include research and development costs which increased by approximately $20,000 in 2014 and consulting expenses which increased by $38,000 in 2014 and which mainly related to increased investor relations expenses.

Interest Expense. Interest expense was $564,802 for the three months ended March 31, 2014 compared to $160,705 for the same period in 2013. The increase was primarily derived from the expensing of stock purchase warrants to interest expense valued at $482,300 issued as an inducement to convert principal owed on certain convertible debt to shares of the Company’s common stock in the period ended March 31, 2014. Amortization of debt discount decreased from $114,018 in the period ended March 31, 2013 to $42,011 in the same period in 2014.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $235,399 during the three month period ended March 31, 2014 compared to a loss of $444,961 during the same period in 2013. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $1,017,230 for the three months ended March 31, 2014 compared to net loss of $1,045,767 for the same period in 2013. All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At March 31, 2014, we had cash of $827,515. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of $458,583 for the three months ended March 31, 2014, compared to cash used by operations of $304,354 for the same period in 2013. The principal elements of cash flow from operations for the three months ended March 31, 2014 included a net loss of $1,017,230 offset by depreciation expense of $11,025, and other net noncash items amounting to $517,661. Further, accounts receivable decreased by $166,334 as a result of monies collected on earlier billings; prepaid expenses decreased by $15,338 related primarily to insurance premium amortization; inventory increased by $80,106 for work in process items; costs an estimated earnings in excess of billings on uncompleted contracts increased by $39,529 for work completed prior to billing milestones; accounts payable increased by $144,834; and billings in excess of costs and estimated earnings on uncompleted contracts decreased by $163,129 related to costs incurred on projects that were previously billed for but not incurred.

Cash received from our financing activities was $894,000 for the three months ended March 31, 2014 compared to cash received of $1,693,137 in the same period in 2013.  This cash received from financing activities is primarily net monies invested into the Company through private financings that were open in the periods.

As of March 31, 2014, current liabilities exceeded current assets by $1,124,187. Current assets increased to $984,708 at March 31, 2014 from $629,284 at December 31, 2013, while current liabilities decreased to $2,108,895 at March 31, 2014 from $3,233,430 at December 31, 2013. Net accounts receivable decreased from $179,459 at December 31, 2013 to $13,125 at March 31, 2014, while accounts payable increased from $458,933 to $603,767 in the same periods, respectively, due to the timing of project milestones, billings, and payments. Accrued expenses decreased from $603,300 at December 31, 2013 to $437,073 at March 31, 2014 primarily as a result of the conversion of certain interest into common stock of the Company. Convertible Notes Payable decreased to $326,151 at March 31, 2014 from $1,506,326 due to the net recording of $630,174 of debt discount as of March 31, 2014 but also because of the conversion of $550,000 of such convertible debt into common stock of the Company. Further, the embedded conversion option liability increased from $281,265 at December 31, 2013 to $524,427 at March 31, 2014 as a function of the market valuation of our publically traded stock between these two dates resulting in increased premiums to be recognized in possible future conversions of this convertible debt.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements, systemization of its products leading to decreased field deployment measures, increased public awareness of the Company and its products, the addition of products with lower entry prices or higher revenue potential, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these changes may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and continue the Company's growth. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2013. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out and sign contracts for new projects and product sales that should provide additional revenues and gross profits. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of December 31, 2013, we had identified the following material weaknesses which still exist as of March 31, 2014 and through the date of this report:

•	We did not maintain effective controls over the control environment. The Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.
•	Because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been implemented.
•	Controls and procedures designed to ensure the effective communication to management of all information required to be disclosed in it’s reports have not been implemented or adhered to.
•	We have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.

Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.              OTHER INFORMATION

Item 1.         Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014 pursuant to a private placement, the Company issued 6,183,333 shares of common stock and 6,183,333 warrants exercisable at a price of $0.15 per share for a period of three years from the date of issuance for cash with a per share price of $0.15 or $927,500. The Company incurred $24,000 of capital raising fees that were paid in cash and charged to additional paid-in capital.

During the three months ended March 31, 2014, the Company issued 496,116 shares of common stock with a per share value of $0.15 (based contemporaneous cash sales prices) or $74,417, for professional services to two entities. The shares were fully vested.

On February 28, 2014, the Company issued 3,666,666 shares of common stock with a value of $0.15 (based on contractual terms), or $550,000, for the conversion of principal owed on its convertible debt. Further, also on February 28, 2014, the Company issued an additional 1,034,410 shares of common stock with a per share value of $0.15 (based on contractual terms), or $175,850, related to the conversion of accrued interest owed on this convertible debt.

Subsequent to March 31, 2014 but prior to the date of this report, pursuant to a private placement, the Company issued 366,666 shares of common stock and 366,666 warrants exercisable at a price of $0.15 per share for a period of three years from the date of issuance for cash with a per share price of $0.15 or $55,000. The Company incurred $3,600 of capital raising fees that were paid in cash and charged to additional paid in capital.

Subsequent to March 31, 2014 but prior to the date of this report, the Company issued 166,672 shares of common stock for services. The shares were fully vested.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

EXHIBIT NO	DESCRIPTION
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	Restricted Stock Agreement between the Company and Paul H. Feller, dated January 23, 2014(7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits
10.26	Consulting Agreement with GreenCore Capital, LLC, dated March 28, 2014
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 9, 2011.
(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, filed on March 28, 2012.
(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 11, 2013.
(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 16, 2013.
(7)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 28, 2014.
(8)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 26, 2014.
(9)	Incorporated by reference to the Annual Report on form 10K filed with the Securities and Exchange Commission, dated March 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2014	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Robert Noble	Dated: May 15, 2014
Robert Noble, Executive Chairman

By: /s/Jay S. Potter	Dated: May 15, 2014
Jay S. Potter, Director

By: /s/John Evey	Dated: May 15, 2014
John Evey, Director

By: /s/Paul Feller	Dated: May 15, 2014
Paul Feller, Director

By: /s/John Schneider	Dated: May 15, 2014
John Schneider, Director

