Form 10-Q
period 2014-06-30
Envision Solar International, Inc.
filed 2014-08-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2014

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of August 14, 2014 was 85,425,694.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets
Cash	$208,687	$392,098
Accounts Receivable, net	297,299	179,459
Prepaid and other current assets	62,205	38,255
Inventory, net	53,299	19,472
Costs and estimated earnings in excess of billings on uncompleted contracts	134,450	–
Total Current Assets	755,940	629,284

Property and Equipment, net	67,128	88,865

Other Assets
Debt issue costs, net	4,875	–
Deposits	12,122	9,407
Total Other Assets	16,997	9,407

Total Assets	$840,065	$727,556

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$591,260	$458,933
Accrued Expenses	387,822	603,300
Sales Tax Payable	73,344	36,828
Billings in excess of costs and estimated earnings on uncompleted contracts	–	163,129
Convertible Note Payable -Related Party	104,616	110,616
Notes Payable	73,033	73,033
Convertible Notes Payable, net of discount of $504,139 and $0 at June 30, 2014 and December 31, 2013, respectively	452,186	1,506,326
Embedded Conversion Option Liability	713,760	281,265

Total Current Liabilities	2,396,021	3,233,430

Commitments and Contingencies (Note 7)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 84,922,356 and 71,702,942 shares issued or issuable and outstanding at June 30, 2014 and December 31, 2013, respectively	84,922	71,703
Additional Paid-in-Capital	27,892,466	25,038,521
Accumulated Deficit	(29,533,344)	(27,616,098)

Total Stockholders' Deficit	(1,555,956)	(2,505,874)

Total Liabilities and Stockholders' Deficit	$840,065	$727,556

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

 Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$421,745	$2,282	$624,404	$157,810
Cost of Revenues	441,443	24,874	660,808	220,620
Gross Loss	(19,698)	(22,592)	(36,404)	(62,810)
Operating Expenses (including stock based compensation expense of $849,745 and $279,887 for the six months ended June 30, 2014 and 2013, respectively)	532,869	504,949	1,183,374	1,017,849
Loss From Operations	(552,567)	(527,541)	(1,219,778)	(1,080,659)
Other Income (Expense)
Other Income	69	487	142	837
Gain (loss) on Debt Settlement, net	–	–	(20,689)	112,667
Interest Expense	(156,585)	(161,638)	(721,387)	(322,343)
Change in fair value of embedded conversion option liability	(189,333)	(18,700)	46,066	(463,661)
Total Other Income (Expense)	(345,849)	(179,851)	(695,868)	(672,500)
Loss Before Income Tax	(898,416)	(707,392)	(1,915,646)	(1,753,159)
Income Tax Expense	1,600	1,600	1,600	1,600
Net Loss	$(900,016)	$(708,992)	$(1,917,246)	$(1,754,759)
Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Shares Outstanding- Basic and Diluted	83,622,666	70,894,547	79,231,553	67,886,818

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,917,246)	$(1,754,759)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	21,986	24,404
Common Stock issued for services	120,251	37,500
Warrants issued as debt conversion inducement fees	482,300	–
Amortization of prepaid expenses paid in common stock	17,956	72,217
(Gain) loss on debt settlement	20,689	(112,667)
Compensation expense related to grant of stock options	229,238	170,170
Change in fair value of embedded conversion option liability	(46,066)	463,661
Amortization of debt issue costs	1,625	2,500
Amortization of debt discount	168,046	228,036
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(117,840)	329,516
Prepaid expenses and other current assets	(41,906)	(99,329)
Inventory, net	(33,827)	(12,024)
Costs and estimated earnings in excess of billings on uncompleted contracts	(134,450)	–
Deposits	(2,715)	–
Increase (decrease) in:
Accounts payable	132,327	(118,031)
Accrued expenses	(60,317)	107,666
Sales tax payable	36,516	(2,036)
Billings in excess of costs and estimated earnings on uncompleted contracts	(163,129)	(26,838)
NET CASH USED IN OPERATING ACTIVITIES	(1,286,562)	(690,014)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(250)	–
NET CASH USED IN INVESTING ACTIVITIES	(250)	–
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,157,500	1,935,200
Payments of offering costs related to sale of common stock	(41,600)	(154,816)
Repayments on convertible notes payable	(6,000)	(6,067)
Payments of debt issue costs	(6,500)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,103,400	1,774,317
NET INCREASE (DECREASE) IN CASH	(183,412)	1,084,303
CASH AT BEGINNING OF PERIOD	392,098	257,396
CASH AT END OF PERIOD	$208,687	$1,341,699
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income tax	$1,600	$1,600
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$550,000	$–
Accrued interest converted to common stock	$175,850	$–
Warrants issued as debt extension fee	$193,625	$–
Embedded conversion option based effective interest	$478,561	$–
Shares of common stock issued for services	$–	$37,500

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, is a developer of solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on renewably energized platforms for EV charging and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes the Company's chief differentiator is its ability to design and engineer architecturally accretive products which are a complex integration of simple, commonly available, engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Management believes that Envision's products deliver multiple layers of value such as media and advertising platforms, architectural enhancement of the parking lot, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and the creation of an iconic luxury landmark where simple parking existed previously.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2014 and 2013, and our financial position as of June 30, 2014, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2014. As of June 30, 2014, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of June 30, 2014, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	54%
Customer B	31%

Concentration of Revenues

For the six months ended June 30, 2014, customers that each represented more than 10% of our net revenues were as follows:

Customer A	47%
Customer B	32%
Customer C	21%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2014 and December 31, 2013 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At June 30, 2014, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2014, the Company has no product warranty accrual given its lack of historical warranty experience.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

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

Convertible notes payable that are convertible into 7,053,373 common shares, options to purchase 24,549,863 common shares and warrants to purchase 16,518,646 common shares were outstanding at June 30, 2014. These shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2014 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2013 and 2014, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three and six month periods ended June 30, 2014 that affect the consolidated financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after June 30, 2014, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ASU 2014 - 09

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

ASU 2014-12

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2014, the Company had net losses of $1,917,246. Additionally, at June 30, 2014, the Company had a working capital deficit of $1,640,081, an accumulated deficit of $29,533,344 and a stockholders’ deficit of $1,555,956. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital.. In the upcoming months, Management's plans include seeking additional working capital through a combination of possible private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that currently become due in 2014. All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30, 2014	December 31, 2013
Accrued vacation	$121,586	$100,304
Accrued salary	68,749	68,749
Accrued interest	113,771	201,688
Accrued estimated losses on contracts	23,697	96,096
Accrued settlement	44,009	101,839
Other accrued expense	16,010	34,624
Total accrued expenses	$387,822	$603,300

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

4.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

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

After principal payments totaling $6,000 during the six month period ended June 30, 2014, the balance of the note as of June 30, 2014 is $104,616 with accrued interest amounting to $18,420. The note continues to bear interest at a rate of 10%. (See note 10)

5.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of June 30, 2014, the following summarizes amounts owed under short-term convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Third Amended and
Restated secured bridge Note	856,325	504,139	352,186
	$956,325	$504,139	$452,186

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

Effective December 31, 2013, the Company entered into an additional modification extending the term of the note to June 30, 2014, and waiving, through December 31, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of June 30, 2014 is $100,000 with accrued and unpaid interest amounting to $45,315.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

As of February 28, 2014 the Company entered into a fourth extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes have been merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and is being amortized over the remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which is capitalized as an asset on the balance sheet as “Debt issue costs” and is being amortized over the remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt and additional 2014 interest on such principal debt into 3,727,778 shares of common stock of the Company at the contracted conversion price of $0.15 per share. The conversion will be recorded to equity with no gain or loss on such conversion related to the principal portion and the Company recorded a loss of $1,222 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes valuation methodology and were expensed at the date of the transaction. Further, the Company issued 973,298 shares of common stock in settlement of the 2013 accrued interest on the Gemini notes. The Company recorded a $19,467 loss on conversion related to this piece of the transaction. (See Note 8)

At June 30, 2014, the note had a total balance of $856,325, a net balance of $352,186, and accrued interest of $43,351.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2014:

	Carrying Value at	Fair value Measurements at June 30, 2014
	June 20, 2014	(Level 1)	(Level 2)	(Level 3)

Embedded Conversion Option Liability	$713,760	$–	$–	$713,760

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

The following is a summary of activity of Level 3 liabilities for the period ended June 30, 2014:

Balance December 31, 2013	$281,265
Additional liability recorded	478,561
Change in Fair Value	(46,066)
Balance June 30, 2014	$713,760

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term. The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at June 30, 2014:

Assumptions
Expected term	1.0
Expected Volatility	172.66%
Risk free rate	0.66%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three or six month period ended June 30, 2014. The Company did however compute the valuation of this derivative liability using the binomial lattice model noting no material differences in valuation results.

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

As of June 30, 2014, the note had a remaining balance due of $73,033 with accrued and unpaid interest amounting to $6,685.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through June 30, 2014. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements, other than a monthly forgivable draw arrangement with certain sales representatives, as of June 30, 2014.

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

Stock Issued in Cash Sales

During the six months ended June 30, 2014 pursuant to private placements, the Company issued 7,716,662 shares of common stock for cash with a per share price of $0.15 per share or $1,157,500, and the Company incurred $41,600 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital LLC (“GreenCore”) and effectively cancelled all prior agreements between the companies. GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to these professional services provided, the Company issued 260,000 shares of the Company’s common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $39,000 and expensed the payment at issuance. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See note 10)

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 236,116 of these shares, with a value of $35,417, during the three month period ended March 31, 2014, and released an additional 69,444 of these shares, with a value of $10,416, during the three month period ended June 30, 2014. (See note 10)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 236,116 of these shares, with a value of $35,418, during the three month period ended June 30, 2014. (See note 10)

Stock Issued in Settlement of Convertible Notes Payable and related Interest

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

Stock Options

On February 7, 2014, the Company issued 200,000 stock options to each of its three non executive directors at the time other than Mr. Feller, for a total of 600,000 stock options.  All of these stock options will vest over the current year of board service and were valued using the Black-Scholes option pricing methodology.  Jay Potter and John Evey each received 200,000 options exercisable at a price of $0.17 per share for a period of 10 years from the date of grant, with a combined total valuation of $61,228.  Robert Noble received 200,000 options exercisable at a price of $0.187 per share for a period of 5 years from the date of grant for a total valuation of $25,996. The assumptions used in the valuation of these options include volatility of 138.71%, expected dividends of 0.0%, a discount rate of 1.52%, and expected terms, applying the simplified method, of 5.5 years for Mr. Potter and Mr. Evey and 3 years for Mr. Noble.

During the six months ended June 30, 2014, the Company recorded stock option based compensation of $229,238.

Warrants

During the six months ended June 30, 2014, pursuant to a private placement, the Company issued 7,716,662 warrants to purchase common stock which is based on the number of units sold in the private offering. These warrants have an exercise price of $0.15 per share and expire 3 years from the date of issuance.

As a part of the Company’s private placement, the Company effectively issued 173,333 warrants in the six months ended June 30, 2014 to the placement agents. These warrants, valued at $34,113, are exercisable for 3 years at an exercise price of $0.25 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of 106,667 of these warrants include volatility of 138.71%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. The assumptions used in the valuation of 66,666 of these warrants include volatility of 172.66%, expected dividends of 0.0%, a discount rate of 0.66%, and expected term of 3 years. There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

As a fee to extend the term of the Gemini Master Fund convertible debt, the Company issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and will be amortized over the remaining term of the note. The assumptions used in the valuation of these options include volatility of 140.80%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. (See note 5)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

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

During the six months ended June 30, 2014, 6,450,667 warrants have expired.

10.	RELATED PARTY TRANSACTIONS

Notes Payable to Director

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2014. During the six month period ended June 30, 2014, the Company made principal payments totaling $6,000 on this note. The balance of the note as of June 30, 2014 is $104,616 with accrued interest amounting to $18,420 (See note 4).

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 305,560 of these shares, with a value of $45,833, during the six month period ended June 30, 2014. (See note 8)

On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 236,116 of these shares, with a value of $35,418, during the three month period ended June 30, 2014. (See note 8)

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital LLC (“Greencore”) and effectively cancelled all prior agreements between the companies. GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to the professional services provided, GreenCore received a payment amounting to $30,000 and was issued 260,000 shares of the Company’s common stock payable upon the execution of this agreement. Further, in months in which the Company requests the professional services, the Company will make a monthly payment of $9,000 in cash and the equivalent of $9,000 of the Company’s common stock, as defined. Related to the services for which GreenCore is acting as a sales channel for Envision, the Company will pay a cash fee between 1-5% of gross revenue receipts received by the Company dependent upon the involvement of GreenCore in such sale, as defined. In consideration of services provided to the Company during the six month period ended June 30, 2014, Greencore received cash payments amounting to $39,000. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See note 8)

On February 21, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cronus Equity LLC, a Delaware limited liability company (“Cronus”), to be effective as of February 1, 2014, pursuant to which Cronus will provide professional services to the Company. Paul Feller, a director of Envision, is a managing partner of Cronus and the individual performing such professional services on behalf of Cronus. This agreement was cancelled in May 2014. In consideration for services provided to the Company during the six months ended June 30, 2014, Cronus received payments amounting to $41,818. Prior to this agreement with Cronus, the Company had a similar agreement with Fellco LLC, an entity also operated by Mr. Feller, to provide the same services. This agreement was cancelled in January 2014. During the three month period ended March 31, 2014, the Company paid $5,135 to Fellco LLC.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (Unaudited)

11.	SUBSEQUENT EVENTS

Subsequent to June 30, 2014, pursuant to a private placement, the Company issued 336,666 shares of common stock for cash with a per share price of $0.15 per share or $50,500. Additionally, as a part of the offering price, the Company issued 336,666 warrants, each with an exercise price of $0.15 per share and a 3 year term.

On July 11, 2014, Mr. Donald Moody accepted an appointment as a new director of the Company effective July 11, 2014. In consideration for Mr. Moody’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest.

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

OVERVIEW:

Overview

Envision is a developer of solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Management believes that Envision's products deliver multiple layers of value such as media, branding, and advertising platforms, renewable and reliable energy production, renewably energized EV charging, architectural enhancement, reduction of heat islanding and improved parking experiences through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills, and revenue creation opportunities through the sales of digital out of home (DOOH) media.

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

The Company has designed and incorporated EnvisionTrak™, its proprietary and patented tracking solution, to the Solar Tree® structure, furthering the unique nature of the product and we believe, increasing the Company's technological leadership within the industry. We believe EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated to increase electrical production, but perhaps a greater value is the high visual appeal created by Solar Tree® structures which are tracking the sun in perfect synchronicity.

The Company has recently and successfully deployed its latest generation of Solar Tree® products, the Solar Tree® HVLC (High Value, Low Cost) array. This new Solar Tree® product incorporates our latest engineering and fabrication improvements. The first deployment of this product was for Kohl’s Department Stores in Dallas, Texas. We believe that this newly engineered product will allow us to reduce costs and time to deploy Solar Tree® structures and we have observed many improvements in the fabrication and installation process during this first deployment of the product. We anticipate further improvements in future deployments of the product.

The Solar Tree® structure’s canopy measures 35'X35' and can cover between six and eight parking spaces. Envision has also developed a single parking space version of the product that leverages the same technology, components, and architectural qualities, but is one eighth the size and less expensive. The Solar Tree® Socket is designed for tight locations and offers customer budget flexibility. It has been produced by the Company to broaden the addressable market for its technology.

Envision continues to identify other complimentary product offerings and enhancements to current offerings, and is in the design phase on certain such products.

Leveraging the structural and technological attributes of its existing products, the Company has developed a product called EV ARC™. We have observed that the EV ARC™ (Electric Vehicle Autonomous Renewable Charger) solves many problems associated with electric vehicle charging infrastructure deployments and, we believe, is a product with a potentially large addressable market. Until now, the deployment of EV chargers could be hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is mounted to a poured concrete foundation which first requires excavation. Chargers also typically require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases and other site acquisition requirements will slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and at times, more expensive demand charges. Landlords often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and can be delivered to the site ready to operate. Its ballasted base pad creates a structurally sound platform which will support the rest of the structure. The solar array structure is similar to our Socket™ product, and with our EnvisionTrak™ tracking solution, is column mounted to the ballasted pad. There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity which is stored in on-board batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that EV ARC™ can charge day or night. EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Envision Solar continues to maintain a vendor agnostic stance in regards to EV charging, and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses. The EV ARC™ can be set up to charge a single EV or multiple electric scooters or smaller electric vehicles. In this early stage of the production evolution for the EV ARC™ and low volumes, the Company believes the appropriate selling price point is lower than the actual initial costs of production. Management believes that certain production elements will mature allowing for gross profit on future sales possibly later in 2014. These elements include possible production economies of scale, lower costs of components including the cost of battery storage which is currently a significant cost contributor, as well as design changes to allow for improved production processes and transportation.

The Company has recently integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. This advertising screen is weather, theft and vandalism resistant and is powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we have observed that this makes EV ARC™ a more attractive product for certain prospective customers. As a result, we believe that the economic implications of this product improvement could be very positive for the Company. The first successful deployment of this new product was for FIAT at a dealership in Kearny Mesa. We believe that this deployment could lead to multiple other similar uses of our products.

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
21

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

Services

The Company manages and controls the entire turn-key deployment of its products and supervises any field activities performed by qualified subcontracted vendors. Increasingly, the Company's involvement in the deployments can be performed from its office locations. Design, engineering, entitlement, and program management are all conducted primarily in the office while installation management is performed in the field to ensure that the highest standards and efficiencies are being met throughout the deployment. Nevertheless, as the products become more standardized and systematized and as they require less field activities to perform the deployments, so too should the level of Company supervision decrease, and the existing construction management skill sets resident at the Company can be leveraged over an increasing volume of deployments.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. As the Company expands its product offerings, it will offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2014, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three or six months ended June 30, 2014.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenue.  For the three months ended June 30, 2014, our revenues were $421,745 compared to $2,282 for the same period in 2013. In the three month period ended June 30, 2014, revenues were derived from two active projects entailing the installation of our Solar Tree® arrays as well as the delivery of two of our EV ARC™ products to a large search engine customer in Silicon Valley. The revenues for the three month period ended June 30, 2013 we derived solely from the closeout of a project in the period. Additionally, at June 30, 2014, the Company had contracted backlog of approximately $295,000 including a contracted order for an EV ARC unit.

Gross Loss. For the three months ended June 30, 2014, we had a gross loss of $19,698 compared to a gross loss of $22,592 for the same period in 2013. In 2014, the gross loss included certain manufacturing tooling costs which may be utilized in future production runs. Further, the Company recorded losses related the manufacturing of its’ contracted sale of the EV ARC™ unit as current sales volumes and selling price points have not allowed for the achievement of production economies which allow us to overcome current production costs. In 2013, the gross loss related primarily to the production cost overruns of the first ever EV ARC™ units.

Operating Expenses. Total operating expenses were $532,869 for the three months ended June 30, 2014 compared to $504,949 for the same period in 2013, an overall increase of $27,920. During the three month period ended June 30, 2014, as compared to the three month period ended June 30, 2013, payroll expenses decreased by approximately $35,000 due to a reduction in employee count in 2014; sales consulting expense increased by approximately $25,000 in 2014 due to an increase in the number of sales consultants in such period; and consulting expense increased by approximately $15,000 primarily related to an increase in board of director fees, paid in company stock, but amortized in the period; offset by a decrease in investor relations expenses after the termination of a contract for such services.

Interest Expense. Interest expense was $156,585 for the three months ended June 30, 2014 compared to $161,638 for the same period in 2013. As the outstanding notes payable in the three month period ended June 30, 2014 were significantly lower than the three month period ended June 30, 2013, coupon interest decreased to $29,331 compared to $44,016 in such periods respectively. This decrease was offset by an increase in the amortization of debt discount in the three month period ended June 30, 2014 as compared to the same period in 2013.

Change in Fair Value of Embedded Conversion Option Liability. We recorded an expense of $189,333 during the three month period ended June 30, 2014 compared to an expense of $18,700 during the same period in 2013. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss. We had a net loss of $900,016 for the three months ended June 30, 2014 compared to net loss of $708,992 for the same period in 2013. All significant elements deriving these losses have been discussed above.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue. For the six months ended June 30, 2014, our revenues were $624,404 compared to $157,810 for the same period in 2013. In the six month period ended June 30, 2014, revenues were derived primarily from two active projects entailing the installation of our Solar Tree® arrays as well as the delivery of two of our EV ARC™ products to a large search engine customer in Silicon Valley. The revenues for the six month period ended June 30, 2013 derived solely from the installation of our first ever Cadillac branded Solar Tree® array.

Gross Loss. For the six months ended June 30, 2014, we had a gross loss of $36,404 compared to a gross loss of $62,810 for the same period in 2013. In 2014, the gross loss included certain manufacturing tooling costs which may be utilized in future production runs. Further, the Company recorded losses related the manufacturing of its’ contracted sale of the EV ARC™ unit as current sales volumes and selling price points have not allowed for the achievement of production economies which allow us to overcome current production costs. There were further smaller losses on separate installations of our Solar Tree® arrays. In 2013, the gross loss related primarily to the production cost overruns of the first ever EV ARC™ units.

Operating Expenses. Total operating expenses were $1,183,374 for the six months ended June 30, 2014 compared to $1,017,849 for the same period in 2013, an overall increase of $165,525. During the six month period ended June 30, 2014, as compared to the six month period ended June 30, 2013, payroll expenses decreased by approximately $65,000 due to a reduction in employee count in 2014; sales consulting expense increased by approximately $59,000 in 2014 due to an increase in the number of sales consultants in such period; stock option expense increased by $59,068 due to increased stock options given to certain employees; consulting expense increased by approximately $83,000 primarily related to an increase in board of director fees, paid in company stock, but amortized in the period; promotional events increased by approximately $24,000 related to the marketing of the new EV ARC™ product; and increase of approximately $18,000 for research and development costs.

Interest Expense. Interest expense was $721,387 for the six months ended June 30, 2014 compared to $322,343 for the same period in 2013. This increase was primarily derived from the 2014 expensing of stock purchase warrants to interest expense valued at $482,300 issued as an inducement to convert principal owed on certain convertible debt to shares of the Company’s common stock. Further, as a result of this conversion, the outstanding notes payable balances in the six month period ended June 30, 2014 were significantly lower than the six month period ended June 30, 2013, resulting in a coupon interest decrease approximating $20,000 in the periods. In the six month period ended June 30, 2014, the amortization of debt discount amounted to approximately $168,000 compared to $228,000 in the same period in 2013.

Change in Fair Value of Embedded Conversion Option Liability. We recorded income of $46,066 during the six month period ended June 30, 2014 compared to an expense of $463,661 during the same period in 2013. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss. We had a net loss of $1,917,246 for the six months ended June 30, 2014 compared to net loss of $1,754,759 for the same period in 2013. All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At June 30, 2014, we had cash of $208,687. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $1,286,562 for the six months ended June 30, 2014, compared to cash used by operations of $690,014 for the same period in 2013. The principal elements of cash flow from operations for the six months ended June 30, 2014 included a net loss of $1,917,246 offset by depreciation expense of $21,986, and other net non cash items amounting to $994,039. Further, accounts receivable decreased by $117,840 as a result of timing issues of billings for milestones on ongoing projects; prepaid expenses increased by $41,906 related primarily to our annual insurance premium payments; net inventory values increased by $33,827 for work in process on the building of an EV ARC™ that will be sold when completed; costs and estimated earnings in excess of billings on uncompleted contracts increased by $134,450 for work completed prior to billing milestones on an active project; accounts payable increased by $132,327; cash related accrued expenses decreased related to payments for a accrued debt settlement, sales tax payable increased by $36,516 for timing differences for sales tax owed at the end of the periods and billings in excess of costs and estimated earnings on uncompleted contracts decreased by $163,129 related to costs incurred on projects that were previously billed for but not incurred.

Cash received from our financing activities was $1,103,400 for the six months ended June 30, 2014 compared to cash received of $1,774,317 in the same period in 2013.  This cash received from financing activities is primarily net monies invested into the Company through private financings that were open in the periods.

As of June 30, 2014, current liabilities exceeded current assets by $1,640,081. Current assets increased to $755,940 at June 30, 2014 from $629,284 at December 31, 2013, while current liabilities decreased to $2,396,021 at June 30, 2014 from $3,233,430 at December 31, 2013. Net accounts receivable increased from $179,459 at December 31, 2013 to $297,299 at June 30, 2014, while accounts payable increased from $458,933 to $591,260 in the same periods, respectively, due to the timing of project milestones, billings, and payments. Accrued expenses decreased from $603,300 at December 31, 2013 to $387,822 at June 30, 2014 primarily as a result of the conversion of certain interest into common stock of the Company as well as payments made on an accrued debt settlement matter. Convertible Notes Payable, net of discount, decreased to $452,186 at June 30, 2014 from $1,506,326 due to the net recording of $504,139 of debt discount as of June 30, 2014 but also because of the conversion of $550,000 of such convertible debt into shares of the Company’s common stock. Further, the embedded conversion option liability increased from $281,265 at December 31, 2013 to $713,760 at June 30, 2014 as a function of the market valuation of our publicly traded stock between these two dates resulting in increased premiums to be recognized in possible future conversions of this convertible debt.

During the last two years while the Company has been in a period of product development with new product releases,the Company has not earned a gross profit on its sales of products and services.  It has been pricing its products and services to forge durable long term customer relationships, to gain market share and to establish its brand.  Management believes that with increased volumes of sales, efficiencies will improve and production costs will decrease thus allowing for gross profits in the future. The Company will continue to rely on capital infusions from the placement of its securities until it achieves positive cash flow from its business, which is predicated in part on raising its prices and reducing its costs. Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements, systemization of its products leading to decreased field deployment measures, increased public awareness of the Company and its products, the addition of products with lower entry prices or higher revenue potential, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these changes, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and/or long term debt financing to attempt to overcome its working capital deficit. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings, as needed, and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2013. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas. As of December 31, 2013, we had identified the following material weaknesses which still exist as of June 30, 2014 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 1.       Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014 pursuant to a private placement under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), the Company issued 1,533,329 units (each a “Unit”) consisting of (i) one share of common stock and (ii) one common stock purchase warrant exercisable at a price of $0.15 per share for a period of three years from date of issuance, at a purchase price of $0.15 per unit or $230,000. The Company incurred $16,000 of offering costs that were paid in cash and charged to additional paid-in capital.

During the three months ended June 30, 2014, the Company issued 305,560 shares of common stock pursuant to Rule 506(b) of Regulation D of the Securities Act with a per share value of $0.15 (based on contemporaneous cash sales prices) or $45,834 for director services to two directors. The shares were fully vested.

Subsequent to June 30, 2014 but prior to the date of this report, pursuant to a private placement under Rule 506(b) of Regulation D of the Securities Act, the Company issued 336,666 units (each a “Unit”) consisting of (i) one share of common stock and (ii) one common stock purchase warrant excercisable at a price of $0.15 per share for a period of three years from the date of issuance for cash with a per unit price of $0.15 or $50,500. The Company incurred $4,040 of offering costs that were paid in cash and charged to additional paid in capital.

Subsequent to June 30, 2014, but prior to the date of this report, the Company issued 166,672 shares of common stock to directors pursuant to Rule 506(b) of Regulation D of the Securities Act for director services. The shares were fully vested.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

Item 6.       Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)

EXHIBIT NO.	DESCRIPTION
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	Restricted Stock Agreement between the Company and Paul H. Feller, dated January 23, 2014(7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits
10.26	Consulting Agreement with GreenCore Capital, LLC, dated March 28, 2014
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBXBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.

(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.

(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 9, 2011.

(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, filed on March 28, 2012.

(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 11, 2013.

(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 16, 2013.

(7)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 28, 2014.

(8)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 26, 2014.

(9)	Incorporated by reference to the Annual Report on form 10K filed with the Securities and Exchange Commission, dated March 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2014	Envision Solar International, Inc.

By: /s/ Desmond Wheatley
Desmond Wheatley
Chief Executive Officer,
(Principal Executive Officer)

By: /s/ Chris Caulson
Chris Caulson,
Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Robert Noble	Dated: August 14, 2014
Robert Noble, Executive Chairman

By: /s/Jay S. Potter	Dated: August 14, 2014
Jay S. Potter, Director

By: /s/John Evey	Dated: August 14, 2014
John Evey, Director

By: /s/Paul Feller	Dated: August 14, 2014
Paul Feller, Director

By: /s/John Schneider	Dated: August 14, 2014
John Schneider, Director

By: /s/Don Moody	Dated: August 14, 2014
Don Moody, Director

