Form 10-Q
period 2014-09-30
Envision Solar International, Inc.
filed 2014-11-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2014

Commission File Number 333-147104

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

9270 Trade Place

San Diego, California 92126

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of November 14, 2014 was 95,197,421.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets
Cash	$605,286	$392,098
Accounts Receivable, net	371,548	179,459
Prepaid and other current assets	41,456	38,255
Inventory, net	220,022	19,472
Costs and estimated earnings in excess of billings on uncompleted contracts	22,855	–
Total Current Assets	1,261,167	629,284

Property and Equipment, net	55,261	88,865

Other Assets
Debt issue costs, net	3,656	–
Deposits	37,993	9,407
Total Other Assets	41,649	9,407

Total Assets	$1,358,077	$727,556

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$694,845	$458,933
Accrued Expenses	356,817	603,300
Sales Tax Payable	38,094	36,828
Billings in excess of costs and estimated earnings on uncompleted contracts	37,893	163,129
Deferred Revenue	31,122	–
Convertible Note Payable -Related Party	101,616	110,616
Notes Payable	43,033	73,033
Convertible Notes Payable, net of discount of $378,105 and $0 at September 30, 2014 and December 31, 2013, respectively	578,220	1,506,326
Embedded Conversion Option Liability	509,379	281,265

Total Current Liabilities	2,391,019	3,233,430

Commitments and Contingencies (Note 7)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 91,497,422 and 71,702,942 shares issued or issuable and outstanding at September 30, 2014 and December 31, 2013, respectively	91,497	71,703
Additional Paid-in-Capital	28,964,769	25,038,521
Accumulated Deficit	(30,089,208)	(27,616,098)

Total Stockholders' Deficit	(1,032,942)	(2,505,874)

Total Liabilities and Stockholders' Deficit	$1,358,077	$727,556

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$237,604	$80,000	$862,008	$237,810

Cost of Revenues	287,525	134,634	948,333	355,254

Gross Loss	(49,921)	(54,634)	(86,325)	(117,444)

Operating Expenses (including stock based compensation expense of $1,046,953 and $359,888 for the nine months ended September 30, 2014 and 2013, respectively)	559,153	539,539	1,742,527	1,557,388

Loss From Operations	(609,074)	(594,173)	(1,828,852)	(1,674,832)

Other Income (Expense)
Other Income	12	265	154	1,102
Gain (loss) on Debt Settlement, net	6,000	1,500	(14,689)	114,167
Interest Expense	(157,183)	(162,595)	(878,570)	(484,938)
Change in fair value of embedded conversion option liability	204,381	431,017	250,447	(32,644)
Total Other Income (Expense)	53,210	270,187	(642,658)	(402,313)

Loss Before Income Tax	(555,864)	(323,986)	(2,471,510)	(2,077,145)

Income Tax Expense	–	–	1,600	1,600

Net Loss	$(555,864)	$(323,986)	$(2,473,110)	$(2,078,745)

Net Loss Per Share- Basic and Diluted	$(0.01)	$–	$(0.03)	$(0.03)

Weighted Average Shares Outstanding- Basic and Diluted	86,524,498	71,401,616	81,689,249	69,075,647

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,473,110)	$(2,078,745)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	33,854	33,332
Common Stock issued for services	203,502	6,480
Warrants issued as debt conversion inducement fees	482,300	–
Amortization of prepaid expenses paid in common stock	17,956	92,339
(Gain) loss on debt settlement	14,689	(114,167)
Compensation expense related to grant of stock options	343,195	261,069
Change in fair value of embedded conversion option liability	(250,447)	32,644
Amortization of debt issue costs	2,844	3,750
Amortization of debt discount	294,080	342,055
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(192,089)	326,861
Prepaid expenses and other current assets	(21,157)	(28,073)
Inventory, net	(200,550)	3,800
Costs and estimated earnings in excess of billings on uncompleted contracts	(22,855)	–
Deposits	(28,586)	–
Increase (decrease) in:
Accounts payable	235,912	(17,423)
Accrued expenses	(91,322)	124,921
Sales tax payable	1,266	(806)
Deferred revenue	31,122	(60,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(125,236)	(26,838)
NET CASH USED IN OPERATING ACTIVITIES	(1,744,632)	(1,098,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, net	(250)	(40,000)
NET CASH USED IN INVESTING ACTIVITIES	(250)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	2,038,010	1,935,200
Payments of offering costs related to sale of common stock	(64,440)	(154,816)
Repayments on convertible notes payable	(9,000)	(9,067)
Payments of debt issue costs	(6,500)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,958,070	1,771,317

NET INCREASE (DECREASE) IN CASH	213,188	632,516

CASH AT BEGINNING OF PERIOD	392,098	257,396

CASH AT END OF PERIOD	$605,286	$889,912

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income tax	$1,600	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$550,000	$–
Accrued interest converted to common stock	$175,850	$–
Warrants issued as debt extension fee	$193,625	$–
Embedded conversion option based effective interest	$478,561	$–
Shares of common stock issued for services	$–	$85,740
Common stock issued for debt settlement	$24,000	$28,500

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, is a developer of solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on renewably energized platforms for EV charging and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes the Company's chief differentiator is its ability to design and engineer architecturally accretive products which are a complex integration of simple, commonly available, engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Management believes that Envision's products deliver multiple layers of value such as media and advertising platforms, renewable and reliable energy production, renewably energized EV charging, architectural enhancement, reduction of heat islanding through shading, improved parking through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills and revenue creation opportunities through the sales of digital out of home (DOOH) media.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013, and our financial position as of September 30, 2014, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Principals of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Envision Solar International, Inc. and its wholly-owned subsidiary, Envision Solar Construction Company, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of derivative liabilities, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2014. As of September 30, 2014, there was $390,834 greater than the federally insured limits.

Concentration of Accounts Receivable

As of September 30, 2014, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	50%
Customer B	43%

Concentration of Revenues

For the nine months ended September 30, 2014, customers that each represented more than 10% of our net revenues were as follows:

Customer A	58%
Customer B	32%
Customer C	10%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2014 and December 31, 2013 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At September 30, 2014, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Revenue Recognition

Revenues are primarily derived from the direct sales of products in addition to construction projects for the construction and installation of our integrated solutions and proprietary products. Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

Revenues from design services and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts.” Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor, allocable depreciation, and other allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. Any recognizable revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts.” Any billings to customers in excess of recognizable revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.” However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a one year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one year period. As the Company expands its product offerings, it may offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2014, the Company has no product warranty accrual given its lack of historical warranty experience.

Stock-Based Compensation

The Company follows ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The fair value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non Employees.”

The Company estimates the fair value of each stock-based award at the grant date by using the Black-Scholes option pricing model.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents.

Convertible notes payable that are convertible into 7,211,337 common shares, options to purchase 24,549,863 common shares and warrants to purchase 22,483,874 common shares were outstanding at September 30, 2014. These shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2014 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2014 and 2013, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three and nine month periods ended September 30, 2014 that affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after September 30, 2014, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

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

ASU 2014-15

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2014, the Company had net losses of $2,473,110. Additionally, at September 30, 2014, the Company had a working capital deficit of $1,129,852, an accumulated deficit of $30,089,208 and a stockholders’ deficit of $1,032,942. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional working capital through a combination of private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that currently become due in 2014 and 2015. All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30, 2014	December 31, 2013
Accrued vacation	$121,369	$100,304
Accrued salary	68,749	68,749
Accrued interest	143,700	201,688
Accrued estimated losses on contracts	8,990	96,096
Accrued settlement	14,009	101,839
Other accrued expense	–	34,624
Total accrued expenses	$356,817	$603,300

4.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

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

September 30, 2014

(Unaudited)

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

After principal payments totaling $9,000 during the nine month period ended September 30, 2014, the balance of the note as of September 30, 2014 is $101,616 with accrued interest amounting to $21,496. The note continues to bear interest at a rate of 10%. (See note 10)

5.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of September 30, 2014, the following summarizes amounts owed under short-term convertible notes:

		Convertible
		Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Third Amended and Restated secured bridge Note	856,325	378,105	478,220
	$956,325	$378,105	$578,220

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

Effective December 31, 2013, the Company entered into an additional modification extending the term of the note to June 30, 2014, and waiving, through December 31, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of September 30, 2014 is $100,000 with accrued and unpaid interest amounting to $47,835.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Gemini Third Amended and Restated Secured Bridge Note

At the end of 2010, the Company had a series of outstanding convertible notes to Gemini Master Fund, Ltd which were due December 31, 2011. These notes bore interest at a rate of 12% per annum and, with the exception of one note, had a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock at $0.25 per share. Interest under these notes is due on the first business day of each calendar quarter, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity. With regard to the conversion feature of these notes, the conversion rights contain price protection whereby if the Company sold equity or converted existing instruments to common stock at a price less than the effective conversion price, the conversion price will be adjusted downward to the sale price. Furthermore, if the Company issues new rights, warrants, options or other common stock equivalents at an exercise price that is less than the stated conversion price, then the conversion price shall be adjusted downward to a new price based on a stipulated formula. The holder may not convert the debt if it results in the holder beneficially holding more than 4.9% of the Company’s common stock. The note is secured by substantially all assets of the Company and its subsidiary, and is unconditionally guaranteed by the subsidiary.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

As of February 28, 2014 the Company entered into a fourth extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes have been merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and will be amortized over the remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and is being amortized over the remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which is capitalized as an asset on the balance sheet as “Debt issue costs” and is being amortized over the remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt and additional 2014 interest on such principal debt into 3,727,778 shares of common stock of the Company at the contracted conversion price of $0.15 per share. The conversion will be recorded to equity with no gain or loss on such conversion related to the principal portion and the Company recorded a loss of $1,222 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes valuation methodology and were expensed at the date of the transaction. Further, the Company issued 973,298 shares of common stock in settlement of the 2013 accrued interest on the Gemini notes. The Company recorded a $19,467 loss on conversion related to this piece of the transaction. (See Note 8)

At September 30, 2014, the note had a total balance of $856,325, a net balance of $478,220, and accrued interest of $65,843.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at September 30, 2014:

	Carrying Value at	Fair value Measurements at September 30, 2014
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$509,379	$–	$–	$509,379

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

The following is a summary of activity of Level 3 liabilities for the period ended September 30, 2014:

Balance December 31, 2013	$281,265
Additional liability recorded	478,561
Change in Fair Value	(250,447)
Balance September 30, 2014	$509,379

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term. The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at September 30, 2014:

Assumptions
Expected term	0.75
Expected Volatility	171.32%
Risk free rate	0.66%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three or nine month period ended September 30, 2014. The Company did however compute the valuation of this derivative liability using the binomial lattice model noting no material differences in valuation results.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

During the quarter ended September 30, 2014, the Company made a partial conversion of this note into 150,000 shares of the Company’s common stock. The shares were valued at their quoted trade prices aggregating to $24,000. The Company recorded the payment as a reduction of principal of $30,000, and a gain on settlement of debt of $6,000 related to this transaction (See note 8). As of September 30, 2014, the note had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $8,526.

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through September 30, 2014. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements, other than monthly forgivable draw arrangements with certain sales representatives, as of September 30, 2014.

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

Stock Issued in Cash Sales

During the nine months ended September 30, 2014 pursuant to private placements, the Company issued 13,586,724 shares of common stock for cash with a per share price of $0.15 per share or $2,038,010, and the Company incurred $64,440 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital LLC (“GreenCore”) and effectively cancelled all prior agreements between the companies. GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to these professional services provided, and during the nine month period ended September 30, 2014, the Company issued 440,000 shares of the Company’s common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $66,000 and expensed the payments at issuance. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See note 10)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 236,116 of these shares, with a value of $35,417, during the three month period ended March 31, 2014, and released an additional 138,888 of these shares, with a value of $20,832, during the six month period ended September 30, 2014. (See note 10)

On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 236,116 of these shares, with a value of $35,417, during the three month period ended June 30, 2014, and released 69,444 of these shares, with a par value of $10,417, during the three month period ended September 30, 2014. (See note 10)

On July 11, 2014, Mr. Don Moody accepted an appointment as a new director of the Company effective July 11, 2014. In consideration for Mr. Moody’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 236,116 of these shares, with a value of $35,417, during the three month period ended September 30, 2014. (See note 10)

Stock Issued in Settlement of Convertible Notes Payable and related Interest

On February 28, 2014, the Company issued 3,666,666 shares of common stock with a value of $0.15 (based on contractual terms), or $550,000, for the conversion of principal owed on its convertible debt. There was no gain or loss recorded for this transaction. Further, also on February 28, 2014, the Company issued an additional 1,034,410 shares of common stock with a per share value of $0.15 (based on contractual terms), or $175,850, related to the conversion of accrued interest owed on this convertible debt. The Company recorded a $20,689 loss related to this piece of this transaction. (See note 5)

Stock Issued in Settlement of Note Payable

In September 2014, the Company issued 150,000 shares of common stock with a per share value of $0.16 (based on market price at the time of the transaction) or $24,000 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $30,000, and a gain on debt settlement of $6,000 related to this transaction. (See note 6)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

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

During the nine months ended September 30, 2014, the Company recorded stock option based compensation of $343,195.

Warrants

During the nine months ended September 30, 2014, pursuant to a private placement, the Company issued 13,586,724 warrants to purchase common stock which is based on the number of units sold in the private offering. These warrants have an exercise price of $0.15 per share and expire 3 years from the date of issuance.

As a part of the Company’s private placement, the Company effectively issued 268,499 warrants in the nine months ended September 30, 2014 to the placement agents.  These warrants, valued at $46,758, are exercisable for 3 years at an exercise price of $0.25 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of 106,667 of these warrants include volatility of 138.71%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. The assumptions used in the valuation of 66,666 of these warrants include volatility of 172.66%, expected dividends of 0.0%, a discount rate of 0.66%, and expected term of 3 years. The assumptions used in the valuation of 95,166 of these warrants include volatility of 171.32%, expected dividends of 0.0%, a discount rate of 0.66%, and expected term of 3 years. There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

As a fee to extend the term of the Gemini Master Fund convertible debt, the Company issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and will be amortized over the remaining term of the note. The assumptions used in the valuation of these options include volatility of 140.80%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. (See note 5)

As an inducement to Gemini Master Fund to convert the principal debt amount discussed above, the Company agreed to issue 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants will be valued at $482,300 using the Black-Scholes valuation methodology and were expensed at the date of the transaction. The assumptions used in the valuation of these options include volatility of 140.80%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. (See note 5)

During the nine months ended September 30, 2014, 6,450,667 warrants have expired.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

10.	RELATED PARTY TRANSACTIONS

Notes Payable to Director

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2014. During the nine month period ended September 30, 2014, the Company made principal payments totaling $9,000 on this note. The balance of the note as of September 30, 2014 is $101,616 with accrued interest amounting to $21,496 (See note 4).

Shares Issued for Services

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 375,004 of these shares, with a value of $56,249, during the nine month period ended September 30, 2014. (See note 8)

On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 305,520 of these shares, with a value of $45,834, during the nine month period ended September 30, 2014. (See note 8)

On July 11, 2014, Mr. Don Moody accepted an appointment as a new director of the Company effective July 11, 2014. In consideration for Mr. Moody’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value will be expensed proportionately as the shares vest. The Company issued and released 236,116 of these shares, with a value of $35,417, during the nine month period ended September 30, 2014. (See note 8)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital LLC (“Greencore”) and effectively cancelled all prior agreements between the companies. GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to the professional services provided, GreenCore received a payment amounting to $30,000 and was issued 260,000 shares of the Company’s common stock payable upon the execution of this agreement. Further, in months in which the Company requests the professional services, the Company will make a monthly payment of $9,000 in cash and the equivalent of $9,000 of the Company’s common stock, as defined. Related to the services for which GreenCore is acting as a sales channel for Envision, the Company will pay a cash fee between 1-5% of gross revenue receipts received by the Company dependent upon the involvement of GreenCore in such sale, as defined. In consideration of services provided to the Company during the nine month period ended September 30, 2014, GreenCore received cash payments amounting to $66,000, and received 440,000 shares of common stock valued at $66,000. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See note 8)

On February 21, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cronus Equity LLC, a Delaware limited liability company (“Cronus”), to be effective as of February 1, 2014, pursuant to which Cronus will provide professional services to the Company. Paul Feller, a director of Envision, is a managing partner of Cronus and the individual performing such professional services on behalf of Cronus. This agreement was cancelled in May 2014. In consideration for services provided to the Company during the six months ended June 30, 2014, Cronus received payments amounting to $41,818. Prior to this agreement with Cronus, the Company had a similar agreement with Fellco LLC, an entity also operated by Mr. Feller, to provide the same services. This agreement was cancelled in January 2014. During the three month period ended March 31, 2014, the Company paid $5,135 to Fellco LLC.

11.	SUBSEQUENT EVENTS

Subsequent to September 30, 2014, pursuant to a private placement, the Company issued 3,699,999 shares of common stock for cash with a per share price of $0.15 per share or $555,000. Additionally, as a part of the offering price, the Company issued 3,699,999 warrants, each with an exercise price of $0.15 per share and a 3 year term.

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

Overview

Envision is a developer of solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering a highly appealing architectural enhancement to our customer’s locations. Management believes that Envision's products deliver multiple layers of value such as media, branding, and advertising platforms, renewable and reliable energy production, renewably energized EV charging architectural enhancement, reduction of heat islanding and improved parking experiences through shading, high visibility "green halo" branding, reduction of net operating costs through reduced utility bills, and revenue creation opportunities through the sales of digital out of home (DOOH) media.

Products and Technologies

The Company's Solar Tree® structure has been in deployment and continued improvement for over six years. During the last few years, the Solar Tree® structure was redesigned from the ground up to try to incorporate what management felt were the best attributes of previous designs. We believe the resulting product has become the standard of quality in solar shaded parking and while there are an increasing number of competitors in the space, we believe there is no competing product which includes all of the important attributes of the Solar Tree® structure. We understand it to be the only single column, bio mimicked, tracking, and architectural solar support structure designed specifically for parking lots.

The Company has designed and incorporated EnvisionTrak™, its proprietary and patented tracking solution, to the Solar Tree® structure, furthering the unique nature of the product and we believe, increasing the Company's technological leadership within the industry. We believe EnvisionTrak™ is a complex integration of the highest quality gearing, electrical motors and controls which are combined in a robust, highly engineered and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated to increase electrical production, but perhaps a greater value is the high visual appeal created by Solar Tree® structures which are tracking the sun in perfect synchronicity.

The Company has recently deployed its latest generation of Solar Tree® products, the Solar Tree® HVLC (High Value, Low Cost) array. This new Solar Tree® product incorporates our latest engineering and fabrication improvements. The first deployment of this product was for Kohl’s Department Stores in Dallas, Texas. We believe that this newly engineered product will allow us to reduce costs and time to deploy Solar Tree® structures and we have observed many improvements in the fabrication and installation process during this first deployment of the product. We anticipate further improvements in future deployments of the product.

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

Leveraging the structural and technological attributes of its existing products, the Company has developed a product called EV ARC™ (patent pending). We have observed that the EV ARC™ (Electric Vehicle Autonomous Renewable Charger) can solve many problems associated with electric vehicle charging infrastructure deployments and, we believe, is a product with a potentially large addressable market. Until now, the deployment of EV chargers could be hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is mounted to a poured concrete foundation which first requires excavation. Chargers also typically require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements will slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and at times, more expensive demand charges. Landlords often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and can be delivered to the site ready to operate. Its ballasted base pad creates a structurally sound platform which will support the rest of the structure. This solar array structure is similar to our Socket™ product, and with our EnvisionTrak™ tracking solution, is column mounted to the ballasted pad. There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity which is stored in on-board batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that EV ARC™ can charge day or night. EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Envision Solar continues to maintain a vendor agnostic stance in regards to EV charging, and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses. The EV ARC™ can be set up to charge a single EV or multiple electric scooters or smaller electric vehicles. In this early stage of the production evolution for the EV ARC™ and low volumes, the Company believes the appropriate selling price point is lower than the actual initial costs of production. Management believes that certain production elements will mature allowing for gross profit on future sales. These elements include possible production economies of scale, lower costs of components including the cost of battery storage which is currently a significant cost contributor, as well as design changes to allow for improved production processes and transportation. In an exciting development, the Company, as of October 2014, has opened up its own limited manufacturing facility. With this new facility, management believes it will be able to better control its costs of production in such a controlled environment and realize potential manufacturing economies of scale as orders for the product continue to be accepted and thus decreasing our costs and ultimately leading to positive gross margin impacts.

The Company had recently integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. This advertising screen was weather, theft, and vandalism resistant and was powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we have observed that this makes EV ARC™ a more attractive product for certain prospective customers. The first successful deployment of this new product was at a FIAT dealership in Kearny Mesa. This deployment could lead to multiple other similar uses of our products.

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

As discussed, the Company has opened a limited fabrication facility in which the structural components of its mainstay products will be optimized and fabricated. We believe this fabrication facility may enable the Company to reduce direct costs associated with individual products with the right scale while enabling us to better control quality. We believe the facility may further enable the Company to make improvements to existing products and also to introduce new products in a much more timely and efficient manner. Management believes that the product development process could be significantly faster and less expensive when carried out by an in-house fabrication facility. The standardized and broadly repurposed components which comprise the Company’s product set do not require an expensive fabrication facility, and in fact, the line requirements have been narrow, limited and highly efficient, thus not requiring significant investment or human resources. The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources.

Management believes that the continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered as a kit of parts to the customer site, and which require minimal field labor activities, is further positioning the Company as a provider of products which are complex but can be standardized and easily deployable and which could reduce the exposure of the Company to the risks and inherent margin erosion that are incumbent in field deployments. The Company intends to continue to work with its existing partners and also qualify new resources so that spikes in product demand can be buffered through the use of multiple outsourced resources when required. We believe the growth which the Company anticipates in the future is attainable through this highly scalable model. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company is creating are detailed and explanatory, thus enabling a growing pool of qualified sub-contracted resources to fabricate and deploy the products without being dilutive to quality. The Company places high emphasis on qualifying and vetting sub-contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

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

Revenues and related costs on construction projects are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts.” Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. Any recognizable revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts.” Any billings to customers in excess of recognizable revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.” However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a one year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one year period. As the Company expands its product offerings, it may offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2014, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three or nine months ended September 30, 2014.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue.   For the three months ended September 30, 2014, our revenues were $237,604 compared to $80,000 for the same period in 2013. In the three month period ended September 30, 2014, revenues were derived primarily from two active projects involving the installation of our Solar Tree® arrays. The revenues for the three month period ended September 30, 2013 were derived from the delivery of our first ever EV ARC™ units to an end customer. Additionally, at September 30, 2014, the Company had a contracted backlog of approximately $2,000,000 including contracted orders for 22 EV ARC™ units.

Gross Loss.  For the three months ended September 30, 2014, we had a gross loss of $49,921 compared to a gross loss of $54,634 for the same period in 2013. In 2014, the gross loss related primarily to cost overruns on the deployment of our Solar Trees® where the mandated use of union labor increased expected costs. In 2013, the gross loss related primarily to the production cost overruns of the first ever EV ARC™ units.

Operating Expenses.  Total operating expenses were $559,153 for the three months ended September 30, 2014 compared to $539,539 for the same period in 2013, an overall increase of $19,614.  During the three month period ended September 30, 2014, as compared to the three month period ended September 30, 2013, payroll expenses decreased by approximately $43,000 due to a reduction in employee count in 2014 as well as the classification of some equivalent expense as cost of revenues for certain employees that had a more direct role in the installation process during the period; consulting expense increased by approximately $60,000 primarily related to an increase in board of director fees, paid in company stock, but amortized in the period, and for which there were zero expense in the three month period ended September 30, 2013; an increase in stock option expense of approximately $23,000; a decrease in marketing expenses of approximately $16,000 primarily related to trade show attendance; and a decrease of approximately $16,000 for travel expense reimbursements.

Interest Expense. Interest expense was $157,183 for the three months ended September 30, 2014 compared to $162,595 for the same period in 2013. As the outstanding notes payable in the three month period ended September 30, 2014 were significantly lower than the three month period ended September 30, 2013, coupon interest decreased to approximately $29,000 compared to approximately $44,000, respectively. This decrease was offset by an increase in the amortization of debt discount in the three month period ended September 30, 2014 as compared to the same period in 2013.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $204,381 during the three month period ended September 30, 2014 compared to a gain of $431,017 during the same period in 2013. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $555,864 for the three months ended September 30, 2014 compared to net loss of $323,986 for the same period in 2013. All significant elements deriving these losses have been discussed above.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue.   For the nine months ended September 30, 2014, our revenues were $862,008 compared to $237,810 for the same period in 2013. In the nine month period ended September 30, 2014, revenues were derived primarily from two active projects entailing the installation of our Solar Tree® arrays as well as the delivery of two of our EV ARC™ products to a large search engine customer in Silicon Valley. The revenues for the nine month period ended September 30, 2013 were derived from the installation of our first ever Cadillac branded Solar Tree® array and the delivery of our first ever EV ARC™ units.

Gross Loss.  For the nine months ended September 30, 2014, we had a gross loss of $86,325 compared to a gross loss of $117,444 for the same period in 2013. In 2014, the gross loss included losses on project installations, certain manufacturing tooling costs which may be utilized in future production runs, and losses related the manufacturing of the EV ARC™ units as sales volumes and selling price points have not allowed for the achievement of production economies which allow us to overcome current production costs. Management believes that these losses will be reduced and ultimately eliminated in the future with improvements to the production economies the Company should achieve with larger production runs required of our current contracted backlog and expected future orders along with the gains we intend to achieve with the limited fabrication facility opened in October 2014. In 2013, the gross loss related primarily to the production cost overruns of the first ever EV ARC™ units as well as the deployment of the first ever Cadillac branded Solar Tree® array.

Operating Expenses.  Total operating expenses were $1,742,527 for the nine months ended September 30, 2014 compared to $1,557,388 for the same period in 2013, an overall increase of $185,139.  During the nine month period ended September 30, 2014, as compared to the nine month period ended September 30, 2013, payroll expenses decreased by approximately $108,000 due to a reduction in employee count in 2014 and increased recording of labor as cost of revenues in 2014 as compared to their recoding as operating expenses in 2013 for direct installation work; sales consulting expense increased by approximately $63,000 in 2014 due to an increase in the number of sales consultants in such period; stock option expense increased by approximately $82,000 due to increased stock options given to certain employees; consulting expense increased by approximately $137,000 primarily related to an board of director fees, paid in company stock, but amortized in the period, that were not granted in 2013; reimbursed travel expenses decreased by approximately $17,000; and there was an increase of approximately $35,000 for research and development costs.

Interest Expense. Interest expense was $878,570 for the nine months ended September 30, 2014 compared to $484,938 for the same period in 2013. This increase was primarily derived from the 2014 expensing of stock purchase warrants to interest expense valued at $482,300 issued as an inducement to convert principal owed on certain convertible debt to shares of the Company’s common stock. Further, as a result of this conversion, the outstanding notes payable balances in the nine month period ended September 30, 2014 were significantly lower than the nine month period ended September 30, 2013, resulting in a coupon interest decrease approximating $33,000 between the periods. In the nine month period ended September 30, 2014, the amortization of debt discount amounted to approximately $294,000 compared to approximately $342,000 in the same period in 2013.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $250,447 during the nine month period ended September 30, 2014 compared to an expense of $32,644 during the same period in 2013. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $2,473,110 for the nine months ended September 30, 2014 compared to net loss of $2,078,745 for the same period in 2013. All significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At September 30, 2014, we had cash of $605,286. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $1,744,632 for the nine months ended September 30, 2014, compared to cash used by operations of $1,098,801 for the same period in 2013. The principal elements of cash flow from operations for the nine months ended September 30, 2014 included a net loss of $2,473,110 offset by depreciation expense of $33,854, and other net non cash items amounting to $1,108,119. Further, accounts receivable increased by $192,089 as a direct result of timing issues of billings and payments for milestones on ongoing projects with no increase in bad debt expectations; prepaid expenses used cash amounting to $21,157 related primarily to our annual insurance premium payments; net inventory values increased by $200,550 for work in process on the building of an EV ARC™ that will be sold when completed, the building of an EV ARC™ unit that will be used by the Company for marketing purposes, as well as the purchase of extra units of battery packs for future EV ARC™ builds; costs and estimated earnings in excess of billings on uncompleted contracts increased by $22,855 for work completed prior to billing milestones on active projects; accounts payable increased by $235,912 and generally fluctuates with payments received for accounts receivable; cash related accrued expenses decreased related to payments for a accrued debt settlement, and billings in excess of costs and estimated earnings on uncompleted contracts decreased by $125,236 related to costs incurred on projects that were previously billed for but not incurred.

Cash received from our financing activities was $1,958,070 for the nine months ended September 30, 2014 compared to cash received of $1,771,317 in the same period in 2013.  This cash received from financing activities is primarily net monies invested into the Company through private financings that were open in the periods.

As of September 30, 2014, current liabilities exceeded current assets by $1,129,852. Current assets increased to $1,261,167 at September 30, 2014 from $629,284 at December 31, 2013, while current liabilities decreased to $2,391,019 at September 30, 2014 from $3,233,430 at December 31, 2013. Net accounts receivable increased from $179,459 at December 31, 2013 to $371,548 at September 30, 2014, while accounts payable increased from $458,933 to $694,845 in the same periods, respectively, due to the timing of project milestones, billings, and payments. Accrued expenses decreased from $603,300 at December 31, 2013 to $356,817 at September 30, 2014 primarily as a result of the conversion of certain interest into common stock of the Company, a reduction in accrued contract losses as projects moved toward completion and thus the losses were realized in the recording of actual expense billings, as well as payments made on an accrued debt settlement matter. Convertible Notes Payable, net of discount, decreased to $578,220 at September 30, 2014 from $1,506,326 due to the net recording of $378,105 of debt discount as of September 30, 2014 but also because of the conversion of $550,000 of such convertible debt into shares of the Company’s common stock. Further, the embedded conversion option liability increased from $281,265 at December 31, 2013 to $509,379 at September 30, 2014 as a function of the market valuation of our publically traded stock between these two dates resulting in increased premiums to be recognized in possible future conversions of this convertible debt.

During the last two years while the Company has been in a period of product development with new product releases, the Company has not earned a gross profit on its sales of products and services.  It has been pricing its products and services to forge durable long term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased volumes of sales, efficiencies will improve and production costs will decrease thus allowing for gross profits in the future. The Company will continue to rely on capital infusions from the placement of its securities until it achieves positive cash flow from its business, which is predicated in part on raising its prices and reducing its costs.  Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements, systemization of its products leading to decreased field deployment measures, increased public awareness of the Company and its products, the addition of products with lower entry prices or higher revenue potential, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these changes, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and/or long term debt financing to attempt to overcome its working capital deficit. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of December 31, 2013, we had identified the following material weaknesses which still exist as of September 30, 2014 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014 pursuant to a private placement under Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), the Company issued 5,870,062 units, each unit (“Unit”) consisting of (i) one share of common stock and (ii) one common stock purchase warrant exercisable at a price of $0.15 per share for a period of three years from date of issuance at a purchase price of $0.15 per Unit or a total of $880,510. The Company incurred $22,840 of offering costs that were paid in cash and charged to additional paid-in capital.

During the three months ended September 30, 2014, the Company issued 375,004 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act with a per share value of $0.15 (based contemporaneous cash sales prices) or a total of $56,251 for director services to three directors. The shares were fully vested.

During the three months ended September 30, 2014, the Company issued 180,000 shares of common stock with a per share value of $0.15 (based contemporaneous cash sales prices) or a total of $27,000, for professional services to an entity controlled by Jay Potter, our director. The shares were fully vested.

During the three months ended September 30, 2014, the Company issued 150,000 shares of common stock with a per share value of $0.16 (based on market price at the time of the transaction) or a total of $24,000 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $30,000, and a gain on debt settlement of $6,000 related to this transaction.

Subsequent to September 30, 2014 but prior to the date of this report, pursuant to a private placement under the Securities Act, the Company issued 3,699,999 Units consisting of (i) one share of common stock and (ii) one common stock purchase warrant exercisable at a price of $0.15 per share for a period of three years from the date of issuance at a purchase price of $0.15 per Unit or a total of $555,000. The Company incurred $4,400 of offering costs that were paid in cash and charged to additional paid in capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO	DESCRIPTION
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)

EXHIBIT NO	DESCRIPTION
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	Restricted Stock Agreement between the Company and Paul H. Feller, dated January 23, 2014(7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits (9)
10.26	Consulting Agreement with GreenCore Capital, LLC, dated March 28, 2014 (9)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBXBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 9, 2011.
(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, filed on March 28, 2012.
(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 11, 2013.
(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 16, 2013.
(7)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 28, 2014.
(8)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 26, 2014.
(9)	Incorporated by reference to the Annual Report on form 10K filed with the Securities and Exchange Commission, dated March 31, 2014.
31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2014	Envision Solar International, Inc.

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

By: /s/ Robert Noble	Dated: November 14, 2014
Robert Noble, Executive Chairman

By: /s/ Jay S. Potter	Dated: November 14, 2014
Jay S. Potter, Director

By: /s/ John Evey	Dated: November 14, 2014
John Evey, Director

By: /s/ Paul Feller	Dated: November 14, 2014
Paul Feller, Director

By: /s/ John Schneider	Dated: November 14, 2014
John Schneider, Director

By: /s/ Don Moody	Dated: November 14, 2014
Don Moody, Director

