Form 10-K
period 2014-12-31
Envision Solar International, Inc.
filed 2015-03-31
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [_]	Accelerated Filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $11,669,785 as of June 30, 2014 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

The number of registrant's shares of common stock, $0.001 par value, outstanding as of March 27, 2015 was 98,482,611.

i

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) and its subsidiary.

ITEM 1. BUSINESS

Envision invents, designs, and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and possible revenue opportunities for our customers. Management believes that Envision's products deliver multiple layers of value such as: renewably energized EV charging; media, branding, and advertising platforms; renewable and reliable energy production; architectural enhancement; reduced carbon footprint; reduction of heat islanding and improved parking experiences through shading; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (DOOH) media. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses. Envision’s products can qualify for various Federal, State and local incentives which can reduce by over 50% final out-of-pocket costs, from the Company’s selling price, for eligible customers.

Products and Technologies

The Company produces two categories of product: the EV ARC™ product (Electric Vehicle Autonomous Renewable Charger) and the Solar Tree® product. Both product lines incorporate the same underlying technology and value, but one in a transportable format and one in a fixed format.

Leveraging the structural and technological attributes of its existing products, the Company has developed a product called EV ARC™ (patent pending). We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments and, we believe, is a product with a potentially large addressable market. Until now, the deployment of EV chargers could be hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is typically mounted to a poured concrete foundation which first requires excavation. Chargers also typically require a trench run to deliver grid connected electricity, and may require local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements may slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and at times, more expensive demand charges. Landlords often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them, or to install EV Chargers for their own employees and guests, because the costs and disruption associated with grid tied chargers can be prohibitive.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works and can be deployed in minutes. Its ballasted base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity which is stored in on-board batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ operates day and night. An EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Envision Solar continues to maintain a vendor agnostic stance in regards to EV charging, and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses. The EV ARC™ can be set up to charge up to three EVs at a time or multiple electric scooters or smaller electric vehicles.

The Company has recently integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. This advertising screen is weather, theft, and vandalism resistant and will be powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we have observed that this makes EV ARC™ a more attractive product for certain prospective customers. This advancement could lead to multiple other similar uses of our products.

EV ARC™ also provides a highly reliable source of energy that is not susceptible to grid interruptions. Because EV ARC™ has on-board energy storage; it can be used as a disaster preparedness tool. It is a reliable back up source of energy in times of emergency or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow only a select group, such as first responders, access the solar generated and stored energy. A fireman or police officer will be able to connect, safely, to the EV ARC™ shore power cable and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable and cleaner source of energy. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator does and there is much less chance that it will not be operational in times of emergency as the first responders are not required to start it or fill it with fuel. We believe, and we have been told by our customers and prospects, that the triple use of EV charging, digital advertising and emergency energy production make the EV ARC™ an extremely compelling value proposition.

EV ARC™ is designed to address the sizable market of EV charging infrastructure. The current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the United States and elsewhere. A standardized, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those entities which are interested in the proliferation of EV charging infrastructure. Management believes that the EV ARC™ could generate significant volumes of sales in the coming periods. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a share in the market interest. The State of California recently released an RFI (Request for Information) seeking vendors of “transportable, solar powered, EV chargers”. The State described the required solution and went on to cite Envision Solar’s EV ARC™ as exemplary of what they seek. The RFI closed in early March 2015 and we have been told by the State of California that no other vendors have produced a product which does what EV ARC™ does.

Current EV ARC™ customers include, Google, Genentec, Johnson and Johnson, The City of Boulder, The City of Shasta and others.

In this early stage of the production evolution for the EV ARC™ and low volumes, the Company does believe the appropriate selling price point is lower than the actual initial costs of production. Management believes that certain production and selling elements will mature allowing for gross profit on future sales. These elements include possible production economies of scale, lower costs of components including the cost of battery storage which is currently a significant cost contributor, as well as design changes to allow for improved production processes and transportation. In an exciting development, the Company, as of October 2014, has opened up its own fabrication facility. With this new facility, management believes it will be able to better control its costs of production in such an environment and realize potential manufacturing economies of scale as orders for the product continue to be accepted and thus decreasing our costs and ultimately leading to positive gross margin impacts.

The Company's Solar Tree® structure has been in deployment and continued improvement for over seven years. During the last few years, the Solar Tree® structure was redesigned from the ground up to try to incorporate what management felt were the best attributes of previous designs. We believe the resulting product has become the standard of quality in solar shaded parking, and while there are an increasing number of competitors in the space, we believe there is no competing product which includes all of the important attributes of the Solar Tree® structure. We understand it to be the only single column, bio mimicked, tracking, and architectural solar support structure designed specifically for parking lots.

The Company has invented and incorporated EnvisionTrak™, its patented and proprietary tracking solution, to the Solar Tree® structure, furthering the unique nature of the product, and we believe, increasing the Company's technological leadership within the industry. We believe EnvisionTrak™ to be a complex integration of the highest quality gearing, electrical motors, and controls which are combined in a robust, highly engineered, and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our past customers, to significantly increase electrical production, but perhaps a greater value is the high visual appeal created by Solar Tree® structures which are tracking the sun in perfect synchronicity.

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

The Company has also began deploying its latest generation of Solar Tree® products; the Solar Tree® HVLC (High Value, Low Cost) array. This new Solar Tree® product incorporates our latest engineering and fabrication improvements. This newly engineered product has allowed us to reduce costs and time to deploy Solar Tree® structures and we have observed many improvements in the fabrication and installation process during the initial deployments of this product. We anticipate further improvements in future deployments of the product.

Envision continues to identify other complimentary product offerings, as well as enhancements to current offerings, and will continue to design such items in the future.

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

The Company’s current list of products include:

1.	EV ARC™ Electric Vehicle Charger,
2.	EV ARC™ Digital Electric Vehicle Charger with Digital advertising screen,
3.	EV ARC™ Motorcycle Charger,
4.	EV ARC™ Bicycle Charger,
5.	The Solar Tree® Standard structure, a thirty five foot square solar array mounted on a single column,
6.	The Branded Solar Tree® (HVBA) structure which includes customized branding, finishes and signage,
7.	The Solar Tree® SMP (Sustainable Media Platform) structure, which includes static and digital advertising displays,
8.	The Solar Tree® HVLC (High Value Low Cost) structure, a lower cost version of the standard Solar Tree® structure,
9.	The Solar Tree® Socket structure, a single space version of the Solar Tree® structure.

All Envision products can be upgraded with the addition of:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	SunCharge™ solar powered EV charging,
3.	ARC™ technology energy storage,
4.	LED lighting,
5.	Media and Branding Screens,
6.	Security cameras, WiFi, Sound, and Emergency call boxes.

Operations

The Company is headquartered in San Diego, California in a 31,350 sq/ft building located in an industrial park. The building houses the Company’s corporate operations, sales, design, engineering and product manufacturing.

In the current location the design, engineering and fabrication disciplines are housed under one roof. Changes, improvements and developments in the product can be quickly communicated between the disciplines such that opportunities to improve efficiency and quality or to reduce costs can be more readily taken advantage of. Scheduling of product fabrication is under the Company’s control allowing management, rather than a third party vendor, to make decisions about priorities.

The challenges associated with setting up the fabrication facility, and with finding the human capital to make it operational, have been significant and are ongoing, but management believes that we are already experiencing improvements in our products and processes, as well as cost decreases in many of the components and processes required to produce them.

One good example of this has been the prototyping and testing of our new transportation trailer for our EV ARC™ products. ARC Mobility is a specialized trailer which, when finished, is meant to carry an EV ARC™ structure to the customer location and set it in a parking space without using specialized equipment like 18 wheeled trucks or forklifts. The ARC Mobility™ trailer will be towed to the site behind a pick-up truck much like a boat trailer. It is intended that the driver will “park” the unit in a space and is single handedly able to disconnect the trailer and drive away. This development should allow us to significantly reduce the delivery costs of these products in most circumstances.

ARC Mobility is being designed, engineered and fabricated in our new facility. This is a fine example of the impact our new facility is having on our ability to grow the Company successfully.

The EV ARC® and Solar Tree® structures are being built and assembled in this new facility. We believe this fabrication facility may enable the Company to reduce direct costs associated with individual products with the right scale while enabling us to better control quality. We believe the facility may further enable the Company to make improvements to existing products and also to introduce new products in a much more timely and efficient manner. Management believes that the product development process could be significantly faster and less expensive when carried out by an in-house fabrication facility. The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources.

Management believes that the continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered as a kit of parts to the customer site, and which require minimal field labor activities, is further positioning the Company as a provider of products which are complex, but standardized and readily deployable, and which reduces the exposure of the Company to the risks and inherent margin erosion that are incumbent in field deployments. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company continues to create and improve upon will enable a growing pool of qualified sub-contracted resources to deploy the products without being dilutive to quality. The Company places emphasis on qualifying and vetting sub-contracted resources because of the significant portion of the Company's shareholder value attributable to brand value.

The Company intends to systematize the fabrication of its products such that during times of rapid expansion the Company could export its designs and fabrication processes to a variety of subcontracted fabricators. Product and process development will continue to be undertaken at the Company headquarters, but spikes in demand can be processed by qualified subcontractors using Envision designs and fabrication processes.

The Company continues to bring engineering and design improvements to its products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. The EV ARC™ is the ultimate embodiment of this strategy in that it requires almost no field activity beyond “parking” it in a space. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to the sites with a regularly decreasing level of field installation activity required. This allows the Company to reduce risks associated with field work such as weather, labor deficiencies, and accidents. Our strategy also helps enable us to better control future labor costs through mass production in a factory environment and the avoidance of prevailing wage, union, or other labor related conditions which may be outside of the Company's control on deployment sites. This improvement in products, standardization, and modularization has enabled the Company to significantly reduce field deployment timeframes.

Management believes that the Company has significant operating leverage through the deliberate continued leveraging of certain outsourced resources. All intellectual property is developed in-house. Product designs are then vetted by third-party structural and electrical engineering firms to ensure that the designs meet the jurisdictional requirements and codifications for the deployment locations. We believe this further helps dissipate any potential liabilities for the structural and electrical elements by providing additionally insured experts with partial responsibility for the designs.

Envision's proprietary technology is described and covered through various patented and patent-pending intellectual properties. Management believes innovation and the ability to create multiple layers of value beyond competing with utility-produced electricity are key differentiators for the Company.

Services

The Company will manage and control the deployment of its products and can supervise any field activities performed by qualified subcontracted vendors. Design, engineering, entitlement, and program management are all primarily conducted in the office while installation management is performed in the field to ensure that the highest standards and efficiencies are being met throughout the deployment. Nevertheless, as the products become more standardized and systematized, and as they require less field activities to deploy, the level the Company’s required supervision will also decrease, and therefore existing construction management skill sets resident at the Company can be leveraged over an increasing volume of deployments.

Sales and Marketing

Leading up to the current period, the Company concentrated a sizable portion of its resources on product development and engineering. Management believes that we now have a reproducible suite of products which address the three market verticals we address (EV charging infrastructure; out of home advertising infrastructure; and renewable energy production), and as a result, we intend to increase our focus on sales and marketing efforts in 2015.

Our current sales activities are undertaken in the following manners:

•	Direct sales efforts undertaken by our “in-house” sales team,
•	Direct sales efforts undertaken by other independent contractors,
•	Direct sales efforts as a result of management relationships.

Our marketing efforts are responsible for the generation of many of our sales leads and have consisted of the following:

•	Web Site and limited search engine optimization,
•	Direct electronic mailings to prospects within our target markets,
•	Social Media outreach on Facebook, Twitter, and Linkedin,
•	Video postings on YouTube and Vimeo,
•	Distribution of printed materials promoting our products,
•	Attendance at trade shows and conferences, often with live demonstrations of EV ARC™,
•	Industry speaking engagements and SME panel participation across the United States,
•	Media interviews in print, radio and TV,
•	Industry specific trade magazine advertising.

Examples of the audiences we target are:

•	Corporations,
•	Outdoor advertising companies,
•	Automotive related companies,
•	Municipalities,
•	State government,
•	Utilities,
•	Commercial real estate.

Leads come to the company through the “Contact Us” page on our web site or through direct calls to our 800 and local phone line as well as through direct introductions and “cold calling”. When leads are received, they are distributed to one of our sales and business development managers. The sales manager contacts the customer prospect, ascertains their needs, and develops a proposal to address those needs. In most cases where EV ARC™ sales are concerned, the sales manager can prepare and present a proposal without input from management or technical teams because EV ARC™ pricing is set and there are generally no site or installation considerations. In the case of our Solar Tree® products, proposals are generated using a set format and with input from the technical and operational teams with input and final sign-off by management.

Sales and business development team members may receive a mixture of base and performance based pay. They are paid a percentage of revenue only when the company actually receives payment from our customers.

We also have independently contracted sales resources that are purely paid based upon performance. They are paid a percentage of revenue only when the company actually receives payment from our customers. Our team will assist such contractors in the creation of proposal documents when the prospective sale appears to warrant the commitment of resources to such an activity. These contractors are responsible for their own costs except in some instances where the Company’s management pre-approves an expenditure aimed at winning a sales contract.

We are increasingly exploring the use of sales channels to communicate the value of and sell our products. Examples of the types of channels we seek are:

•	Upstream vendors such as solar module manufacturers, inverter manufacturers, EVSE manufactures,
•	EV charging service providers,
•	General contractors,
•	Architects,
•	Engineers and consultants.

Our channel sales initiative is intended to significantly increase the exposure of our product to a broader audience without investment or other resource allocations on the part of the Company. We are currently working with a solar module vendor who has included our EV ARC™ in a sales presentation they have made to a major global retail brand. We are in preliminary discussions with general contractors who wish to offer our products as part of their offering. We have deployed many of the top EV charging station brands, and are increasingly attempting to educate their teams as to the value of increasing their own sales through the offering of our products as a means to execute deployments which might not otherwise be possible.

We intend to employ interns in early sales activities such as telemarketing and email marketing.

During the summer of 2015 we plan to deliver the EV ARC™ on our ARC Mobility™ trailer to a variety of locations during a “Gorilla” marketing road show. The EV ARC™ will be delivered to corporate campuses in major California cities such as San Diego, Los Angeles, San Francisco and Silicon Valley. We will pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the human resource and marketing departments of the host companies. It is hoped that the host companies and their employees will see the ease of deployment and the value of highly visible solar powered EV charging, and as a result, buy our products. We believe that this will be an exciting manner in which to raise awareness about the unique values our products deliver. We believe that we will be able to attract the attention of local news media and dignitaries which will further increase our exposure.

Intellectual Property

Envision owns the registered trademarks Solar Grove® and Solar Tree® structures.

The Company has been issued two patents: one for our Solar Tree ® structure (patent No. 7,705,277) and one recently issued for EnvisionTrak™ (a dual-synchronous tracking system for its Solar Tree® structures) (patent No. 8,648,551). Further, the Company has a patent pending for its EV ARC™ product.

Key Initiatives

ARC Mobility™ - We believe that the commercialization of our ARC Mobility transportation solution will revolutionize the way that we deliver our EV ARC™ product to our customers. We believe that EV ARC™ is already the most easily deployed EV charging solution available today. ARC Mobility should make it even easier and as a result, we believe it could help increase the product’s penetration and sales. We intend to have multiple ARC™ Mobility trailers in service transporting EV ARC™ products all over the country. We have already sold the first ARC Mobility unit to a large customer and we hope to sell many more to customers who are interested in moving EV ARC™ around their facilities.

Out Door Advertising (OOH) - We are in discussions with two outdoor advertising companies with whom we hope to collaborate to deploy EV ARC™ Digital in multiple locations. We have secured an agreement with ACE Parking to deploy EV ARC™ Digital in their parking lots across San Diego and more broadly. We are currently seeking advertising partners to monetize the value of the advertising screens. So far we have agreement with one OOH company to sell the advertising space and we will continue to develop further relationships with other OOH providers. Management believes that the combination of our transportable, solar powered EV chargers with digital and static advertising may present a very significant growth opportunity for the Company.

State and Local Government – Envision Solar’s EV ARC™ product was recently named in a State of California RFI for transportable, solar powered EV chargers. As far as we are aware, there were no other respondents, which further supports our belief that EV ARC™ is a product which is unique to the Company. Members of staff of the State of California have commented to us that they believe that they are behind goals where the deployment of EV charging infrastructure is concerned. We believe that the major impediments to the deployment of EV chargers are the requirements for civil works such as trenching and foundations, as well as limited access to sufficient electrical circuits to support EV charging in the locations where it is needed. Envision Solar’s products do not require access to utility grid circuits, and as such are perfect for remote locations such as rest areas and park & rides. Our EV ARC™ products can be deployed in minutes and our Solar Tree® DCFC can provide over 600 e miles per day through DC fast chargers which will deliver a full charge to a Nissan Leaf (for example) in approximately 20 minutes. We believe that this makes our products ideal for many of the State of California’s goals around the electrification of transportation, and as such, we are aggressively targeting the state with face to face meetings and educational materials. We believe that if we are successful with the state of California and Caltrans, then it is not unreasonable to expect that we can expand sales to other states, the federal government, and the Department of Defense. During a recent meeting with the City of New York, city officials informed Envision’s CEO that being listed on California’s state approved vendor’s list would make a purchase by the city of New York easier.

EV ARC™ Containerized – We are starting to see increased interest from overseas markets for our products. We are in the process of extending elements of our IP protection to Europe and China. We have recently announced a sale of EV ARC™ to the government of the US Virgin Islands and have received several inquiries from Caribbean island communities as a result of that sale. We have designed EV ARC™ to be transportable, and within the Continental United States, we can now transport it using either our ARC Mobility™ trailer or commercial trucking companies. EV ARC™ can currently be placed in a standard shipping container but re-assembly is required at the destination which reduces the “ready to operate” value of the product. Management and the technology team have thought about a design modification which will allow us to effectively collapse the EV ARC™ for containerization with a possible simple expansion process at the destination which should not require sophisticated personnel, tools or significant time. We plan to further this product development during 2015.

New Fabrication Facility – the Company moved into a new fabrication facility in October 2014 which also houses the Company’s corporate headquarters. With this new facility, the Company self performs a significant portion of the manufacturing, as well as assembly, of our products. Management believes that this facility, with the right scale, will help to reduce the direct costs associated with manufacturing our products, while allowing maximum flexibility and control in the delivery and quality of the finished goods. Further, it will allow us to make improvements to existing products and introduce new products in a much more timely and efficient manner.

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

ARC™ Technology is the integration of storage into all existing Envision Solar products. Battery storage removes the intermittency of electrical delivery often cited as a reason for not taking advantage of renewable energy. We believe Envision Solar is positioning itself to be a leader in the convergence of renewable energy generation and storage. We believe our EV ARC™ product is an elegant embodiment of this convergence. The Company plans to continue to commit engineering resources to this space with the intention of making all products storage capable starting with the Solar Tree® array, which already has a large hollow space in its existing column which we believe could be suited for the elegant placement of battery storage technologies. The battery storage market is nascent, and according to industry analysts, poised for growth in the coming months and years. Management intends that the Company be a leader in the integration of renewable energy products with battery storage solutions.

The Market and the Verticals addressed

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

Outdoor Advertising

As the value of traditional advertising media such as television, radio, and print diminishes, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. Management believes there will be significant growth in spending on outdoor advertising platforms such as billboards. We believe this is particularly true relative to digital content. The DOOH (digital out of home) industry, from what we understand, is enjoying a period of rapid growth and may continue to do so for the foreseeable future. Management has seen statistics suggesting DOOH and other outdoor advertising spending were to have exceed $7B in the United States and $25B globally in 2014, with massive potential markets such as China just beginning to enter the marketplace.

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

Because the Envision Solar products are renewably energized, they are shrouded in what is often referred to as the “Green Halo.” We believe that the green/sustainable aspect of our products makes them more likely to win approval through the entitlement process, while also making them more popular with an increasingly environmentally-conscious public. The dual effect, we believe, is that our products may be deployable in locations where traditional billboards may be denied. We believe these products will be more popular with an advertisers’ intended audience and, as a result, advertisers may be willing to pay for them either as a capital purchase or through any existing payment schedule they have with vendors such as Lemar, Clear Channel or JC Decaux. Envision plans to sell product either directly to the end user or to one of the brokerages. We do not currently intend to sell space to content providers as there are other well established companies doing that to which we can sell.

Because our products produce more energy than they consume through the displaying of advertising content, they do not have ongoing operating expenses associated with energy costs. In fact, they can also support other local energy requirements such as lighting or, even more politically important, EV charging infrastructure or disaster preparedness.

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

Electric Vehicle Charging

While we believe the growth rates in electric vehicle sales and the resulting requirements for supporting infrastructure are impressive, to date, we do not believe the deployment of electric vehicle service equipment (“EVSE”) has met the goals set by the Department of Energy (“DoE”) or the larger companies currently engaged in the space. The reasons for the delays could be manifold but the main impediments probably include the following:

a)	Site Acquisition – identifying and leasing/controlling locations,
b)	Entitlement – permitting and zoning requirements,
c)	Civil Works – foundations and trenching,
d)	Inability to move the EVSE once deployed,
e)	Energy – sources and cost of energy,
f)	Telemetry – communications with the EV chargers.

We believe the Envision Solar EV ARC™ is the world’s first and only transportable, solar powered EVSE. Because it produces and stores its own energy, it does not need a grid connection and therefore needs no trenching, switch gear, or transformer upgrades. Management believes the lack of a foundation or trench means that in most jurisdictions the EV ARC™ will not need a building permit. It is immune to grid interruptions such as black outs or brown outs. As such, it will allow for vehicle charging even in times of emergency. It can be moved at any time because it is not connected to the ground or the grid, and we believe, creates an attractive and highly visible branding asset for the host. There are no utility bills to pay and, as the number of EVs increase on the host campuses; more EV ARC™ units can be added with a continued lack of disruption.

EV ARC™ can also be set to provide emergency power to users such as first responders during times of emergency or other grid failures. Because the EV ARC™ replenishes its batteries every day, even during cloudy conditions, we believe that it is one of the most robust and reliable back up energy sources available today.

EV ARC™ can be grid connected if the customer wishes. In the beginning of Q3, 2015, it is anticipated that we will deliver the first EV ARC™ products sold to a utility. The utility intends to connect the EV ARC™ units to the grid. The EV ARC™ products will be used to provide solar powered EV charging, but they will also serve as grid stability tools. During times of low energy usage on the grid, the utility will charge the EV ARC™ on board batteries. During times of grid stress, the utility will take energy from EV ARC™ batteries thus reducing the stress on their generation assets and grid infrastructure. We believe that “Grid Balancing” offers a potentially significant market opportunity for Envision’s products as electrical grids become increasingly unstable due to increased demand, aging infrastructure, and extreme weather events.

We believe these factors make the EV ARC™ a very compelling value proposition to anyone who intends to install such devices. With our product, a corporate customer can deploy EV charging quickly, efficiently, and without digging up its’ parking lots. The positive carbon footprint impact is also greater than a grid connected EV charger because the EV ARC™ uses sunlight to charge the electric vehicles and, we believe, the marketing and branding impact is far greater because the enterprise has a highly visible demonstration of its commitment to the environment.

We believe Envision Solar’s larger Solar Tree® structures also make perfect EVSE locations. Considering the list of impediments to EV infrastructure deployments, we believe that the Solar Tree® structure with column integrated CleanCharge™ EV chargers offers significant advantages over a typical grid tied EV charger. We believe that they offer the most attractive and practical mounting assets for fixed EV charging stations. The single column design is ideal for centrally locating multiple chargers and making them available to the maximum number of spaces. Entitlement might go more smoothly because the Solar Tree® structures contribute more benefits to the local environment than simple EV chargers. Those additional benefits include shade, reduction in heat islanding, reduction in light pollution, architectural accretion, reduction in grid stress, and even disaster preparedness when equipped with ARC™ technology. We believe that commercial real estate owners and corporate campuses will recognize the multiple layers of increased value delivered by Solar Tree® structures and CleanCharge™ deployed with little disruption to their facilities.

Solar Tree® structures with ARC™ technology energy storage could generate and possibly store enough energy to provide over 600 e miles per day through any high quality EV charger including DC fast chargers. They could be deployed in any location that is not shaded and will not require any utility grid connection. We believe that this vital factor makes them a compelling choice for remote locations where there is inadequate utility grid connection (e.g. remote rest areas) or where the requirement is for charging of mission critical vehicles (e.g. first responders, hospitals). It is our further contention that any campus environment with an EV charging need and a wish for a high degree of reliability in its electrical supply can benefit from our Solar Tree® structures with ARC™ on-board energy storage because, we believe, in times of grid instability (e.g. natural disaster, terrorism, capacity constraints), the Envision Solar products could provide the most reliable source of energy at the location.

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

Shade, Renewable Energy Production and Energy Resilience

Envision Solar was initially conceived as an entity structured to provide architectural and design services to customers looking for shaded parking solutions. The Company invented the Solar Tree® product line that we believe still provides the best option for solar and shade generation in parking lots. Now, with the introduction of the newest Envision product, the Solar Tree® HVLC (high value low cost) array, we believe that we can be competitive in many purely energy focused projects as well. Management believes that the opportunity in energy resilience offers opportunities for differentiation from our competition and growth in sales. We believe that many customers already view reliable energy as more important than cheap energy.

Using solar generation to reduce an entity’s utility bill is not new and is now a highly competitive market. Envision Solar believes that the growth in energy resiliency products will create a significant opportunity for the Company. We have overcome many hurdles inherent in the production of reliable, cost effective, stand alone, renewable energy generation and storage solutions. Our EV ARC™ product is essentially a micro-grid which generates, stores, and makes available, day or night, clean, reliable electrical energy. This technology is already offering our customers an option to back up generators or other expensive measures which they feel compelled to take to safeguard their increasingly important energy supplies. Many of our customers have expressed that they view the fact that EVs can charge from our products even when the utility grid fails as one of the key components in their decision to buy. Their ability to connect external devices to the EV ARC™ power outlets and “shore power” cable may allow them to eliminate the need for gasoline or diesel generators where EV ARC™ is deployed.

Power outages cost the United States $80 billion per year according to the Lawrence Berkely National Laboratories. A report in the Wall Street Journal stated that the United States is nine key sub stations away from a total black out, and further reported that if one of a few transformer companies who could supply the hardware to repair the sub stations was also disabled, that the black outs would last 18 months. We believe that energy resiliency will be an important growth market and that our Solar Tree® and EV ARC™ products with ARC technology energy storage can address this and provide possible growth opportunities.

Distributed generation photovoltaic solar projects have historically been rooftop or adjacent property installations. Rooftops have a number of inherent problems that are avoided by utilizing parking lots and the top levels of parking structures for solar installations. Rooftops are populated with mechanical equipment, vents, skylights, elevator overruns and most importantly, roofing materials and systems including waterproof membranes, that require maintenance, are warranted, and must be replaced often – more often than solar PV products. Rooftops are also limited in the area which is required for large scale energy production by PV systems. The low returns generated by many roof top and adjacent property solar deployments are often not sufficient inducement to a real estate owner to expose themselves to the encumbrance and risks associated with those sorts of deployments, which in part, might explain the relatively low adoption of this otherwise beneficial technology.

There are over 800 million parking spaces in the United States. We believe there are numerous reasons that parking lots are preferable locations, in many cases, to building rooftops, which we believe accounts for the rapid growth of the solar parking array market. Parking lots are large, unobstructed, sun-drenched areas that are easily accessible during project construction. They have no waterproofing issues and benefit significantly from shade for both cars and drivers. In addition, our products emphasize “Solar You Can See!” as rooftop solar can’t be seen in most cases. Solar parking arrays, on the other hand, are experienced and enjoyed by employees and visitors. With the installation of a solar parking array, a previously barren and unpleasant parking lot could become a cool, shady, area where everyone can directly experience clean solar energy generation, shade, and soft safe lighting at night. We believe property owners will enjoy the benefits of the positive demonstration such a visible display of sustainable design that their properties are and assist in turning cost centers into revenue centers. As the adoption of Electric Vehicles increase, we believe parking lots will be ideal locations for EV charging infrastructure and Envision’s products with SunCharge™ will offer a very attractive option to any entity considering the deployment of such solutions.

We believe, globally, solar deployments are growing significantly. While much of the growth has been focused on low-cost solutions, we believe that there will be a shift towards quality over cost as the market matures and the reduced costs of commoditized components allow for higher quality deployments while still approaching or even surpassing grid parity. Our deployment speed is also important to our marketing efforts. In most cases, we deploy our Solar Tree® products in active parking lots of active businesses. Whether we are deploying for shade or for marketing purposes, our prospective customers often consider business disruption in their analysis and buying decisions. We believe that our teams can perform the fastest deployments in the industry, making deployment of Envision products less negatively impactful than the deployment of our competitor’s products. The potential loss of revenue or opportunity caused by a torn-up parking lot can, over time, be quite substantial. We believe our deployment speed will increasingly contribute to Envision’s competitive edge.

Customer Concentration

During 2014, the Company had two customers that each exceeded 10% of our revenue. Although we will continue to market and sell to these same entities, the revenues were for independent product sales or project based sales which conclude with installations, and there is no continued effect or relationship to any future revenues from these sources or others.

Competition

The solar energy industry is intensely competitive. We are subject to competition from a number of other companies manufacturing, selling, and installing solar power products in the commercial market, many of which have longer operating histories and greater financial and other resources than the Company. Our competitors include but are not limited to Baja Carports, Solaire, ViSole Energy, and Wattlotts. These companies, among many others, compete with us in the business of designing, assembling, selling, and installing solar power production facilities for parking lots and parking structures. While we believe that our proprietary designs and our deployment strategies differentiate us from our competitors in the market, there is no assurance that our business, operating results, and financial condition will not be materially adversely affected by our competitors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 9270 Trade Place, San Diego, California 92126. We lease approximately 31,500 square feet of office and warehouse space pursuant to a sublease that extends through July 28, 2016.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2014, the Company is not involved in any open litigation matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2010, we received our listing for quotation on OTC-QB market under the symbol "EVSI". Prior to our reverse merger, there was no public market for our common stock.

The range of high and low last sale closing price quotations for each fiscal quarter during the most recent two years is as follows:

	High	Low
Year Ended December 31, 2013
First Quarter ended March 31, 2013	$0.29	$0.16
Second Quarter ended June 30, 2013	$0.25	$0.16
Third Quarter ended September 30, 2013	$0.22	$0.14
Fourth Quarter ended December 31, 2013	$0.18	$0.13

Year Ended December 31, 2014
First Quarter ended March 31, 2014	$0.21	$0.13
Second Quarter ended June 30, 2014	$0.21	$0.07
Third Quarter ended September 30, 2014	$0.20	$0.14
Fourth Quarter ended December 31, 2014	$0.17	$0.11

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on March 20, 2015 was $0.14 per share.

On March 20, 2015, there were approximately 445 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014 pursuant to a private placement, the Company issued 20,186,725 shares of common stock for cash at a purchase price of $0.15 per share or $3,028,010, and the Company incurred $102,840 of capital raising fees that were paid in cash and charged to additional paid-in capital. Additionally, as a part of the offering price, the Company issued 20,186,725 warrants, each with an exercise price of $0.15 per share and a three year term. Further, the Company effectively issued 428,499 warrants, each with a 3 year term and $0.25 per share exercise price, to the placement agents.

Stock Issued for Services – Related Party

During the year ended December 31, 2014, the Company issued 440,000 shares of the Company’s common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $66,000, and issued an additional 176,856 shares of the Company’s common stock with a per share value average of $0.15 (based on market price at the time of the transaction) or $26,528 to GreenCore Capital LLC for professional services rendered. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services.

Stock Issued for Director Services

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 444,448 of these shares, with a value of $66,667, during the twelve month period ended December 31, 2014.

On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 375,004 of these shares, with a value of $56,251, during the twelve month period ended December 31, 2014. Mr. Schneider resigned from the Board on March 5, 2015.

On July 11, 2014, Mr. Don Moody accepted an appointment as a new director of the Company effective July 11, 2014. In consideration for Mr. Moody’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 305,560 of these shares, with a value of $45,834, during the twelve month period ended December 31, 2014.

Stock Issued in Settlement of Convertible Notes Payable and Related Interest

On February 28, 2014, the Company issued 3,666,666 shares of common stock with a value of $0.15 per share (based on contractual terms), or $550,000, for the conversion of principal owed on its convertible debt. Further, and also on February 28, 2014, the Company issued an additional 1,034,410 shares of common stock with a per share value of $0.15 (based on contractual terms), or $175,850, related to the conversion of accrued interest owed on this convertible debt.

As an inducement to convert the principal debt amount discussed above, the Company agreed to issue 3,727,778 common stock purchase warrants, each with a strike price of $0.20 per share and a three year term. These warrants were valued at $482,300 using the Black-Scholes valuation methodology.

As a fee to extend the term of the convertible debt discussed above, the Company issued 1,500,000 common stock purchase warrants to the holder valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 per share strike price.

Stock Issued in Settlement of Note Payable

In September 2014, the Company issued 150,000 shares of common stock with a per share value of $0.16 (based on market price at the time of the transaction) or $24,000 as a partial payment of outstanding debt.

Equity Compensation Plans

2008 Stock Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan of Envision CA (the “2008 Plan”) pursuant to which 6,108,571 shares (200,000 pre-split) of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2008 Plan, which we believe was ratified by the shareholders, will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. On a post-Merger basis, 5,867,007 stock options have been granted to date and remain outstanding under the 2008 Plan.

2011 Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its Board of Directors, adopted a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares (plus annual increases as defined in the plan) of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2011 Plan is administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. The 2011 Plan was ratified by our shareholders in 2012. To date, 9,520,000 stock options have been granted and remain outstanding under the 2011 Plan.

Incentive Plan Awards

From January 1, 2014 through December 31, 2014, the Company issued a total of 600,000 stock options under the 2011 Plan, which were issued to three of its Board members.

The following table sets forth certain information regarding our 2008 Plan and 2011 Plan as of December 31, 2014:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

15,387,007	$0.28	21,380,000

Warrants

All warrants granted in 2014 are included and discussed above.

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

OVERVIEW:

Business Overview

Envision invents, designs, and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and possible revenue opportunities for our customers. Management believes that Envision's products deliver multiple layers of value such as: renewably energized EV charging; media, branding, and advertising platforms; renewable and reliable energy production; architectural enhancement; reduced carbon footprint; reduction of heat islanding and improved parking experiences through shading; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (DOOH) media.

The Company’s premier product is the Solar Tree® array for which the canopy footprint measures an approximate 35 ft by 35 ft and covers 6-8 parking stalls. We have also developed various models of this product to help meet what we believe to be different market demands including the HVBA (high value branding asset), SMP (sustainable media platform), HVLC (high value, low cost) and the smaller Socket array. These products can also be engineered to accommodate different sizing while still using our basic backbone design. The Company has focused significant efforts over the past few years attempting to build out and also to standardize our main product offerings. We believe these efforts will assist us in establishing economies of scale in the purchasing of the components that makeup the product, reducing continued design costs, and developing efficiencies and risk reduction strategies in the deployment of the products. Although these efforts have added to expenses in both the direct costs of deployments as well as additional operating costs in the current periods, we believe the Company will be able to capitalize on these improvements and see cost reductions in the future leading to gross profits. These improvements include items such as a factory built steel columns of the array, the development of pre-engineered purlin sections that can be assembled and installed in the field as completed sections, pre installation and wiring of various electrical components of the system onto the structure in the factory, as well as prefabricated pads for inverters and electrical equipment. Not only should this help reduce deployment time and field activities and thus reduce costs, but we believe the improvements will also help minimize disruption at customer sites which will help the Company in its sales efforts.

Further, the Company has developed a product called the EVARC™. This is a standalone, islanded version of a solar array with integrated electric vehicle charging infrastructure and battery storage. There is no requirement to connect to the electrical grid and thus deployments will be as direct as delivering the finished good product to the customer site and turning it on. As these units are free standing and not connected into the electrical grid or other fixed infrastructure, these units can be redeployed to other locations thus offering significant flexibility and value to an end customer. Based on initial and continuing market feedback, management believes this will have the potential to significantly increase future revenues of the Company as well as generating a broader recognition of the Company in the market.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a one year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2014, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue. For the year ended December 31, 2014, our revenue was $1,033,438 compared to $281,014 for the same period in 2013. During 2014, our revenues were primarily derived from three active projects for two customers entailing the manufacture and installation of our new HVLC Solar Tree® arrays. Further, we manufactured and delivered three of our newest EV ARC™ units. During 2013, the revenues derived from the successful installation of our first ever Cadillac branded Solar Tree® array for a dealership, and, more importantly, we were able to design, build, and deliver the first three units of our new EVARC™ product to end customers.

As of March 15, 2015, the Company has approximately $2.4 million in contracted backlog. We believe we will be able to fulfill this backlog in the following two quarters.

Gross Profit.  For the year ended December 31, 2014, we had a gross loss of $100,118 compared to a gross loss of $244,538 for the same period in 2013. In 2014, the gross loss included losses on project installations, certain manufacturing tooling costs which may be utilized in future production runs, and losses related the manufacturing of the EV ARC™ units. Sales volumes and selling price points have not allowed for the achievement of production economies which would allow us to overcome current production costs and thus we have experienced negative gross margins on such product sales. Management believes that these losses will be reduced and ultimately eliminated in the future with improvements to the production process as well as the economies the Company could achieve with larger production runs. We believe that we may see these cost reductions and production economies with fabrication improvements that will come with our establishment and improvement of the fabrication facility opened in October 2014. In 2013, the gross loss related primarily to the production cost overruns of the first ever EV ARC™ units as well as the deployment of the first ever Cadillac branded Solar Tree® array.

Operating Expenses.  Total operating expenses were $2,396,699 for the year ended December 31, 2014, compared to $2,190,133 for the same period in 2013.  Of these amounts, non-cash, stock based compensation expense increased to $736,388 in the 2014 fiscal year as compared to $557,967 in 2013. In addition to stock option expense increasing by approximately $22,000 between 2014 and 2013, a large portion of this increase, amounting to $187,016, is attributed to the value of common stock issued by the Company for services, a large portion of which is further attributed to director services of which there was no such expense in 2013. Although other operating expenses remained fairly consistent between the years, there were a few items of note. General labor expense decreased by approximately $100,000 due to the direct allocation of some of this labor cost to cost of revenues, while sales labor increased by approximately $80,000. Office rent increased to $130,939 in 2014 as compared to $107,168 in 2013 as a direct result of the Company moving into its new fabrication facility and corporate headquarters. Further, marketing and travel expenses decreased by approximately $37,000 in 2014 as compared to 2013, while research and development increased by roughly the same amount.

Provision for Income Taxes.  Our income taxes for the years ended December 31, 2014 and December 31, 2013 remained consistent and related to a $1,600 charge for the California Franchise Tax Board based on the minimum tax due to the state for each year. We did not incur any federal tax liability for the years ended December 31, 2014 and 2013 because we incurred operating losses in these periods.

Interest Expense. Interest expense was $1,037,700 for the year ended December 31, 2014, compared to $647,854 for the same period in 2013. The increase was primarily derived from expensing the $482,300 value of stock purchase warrants granted to the holder of a convertible note as an inducement to convert a partial balance of the note. As a result of this conversion and the associated decrease of the balance outstanding on this convertible note, coupon interest decreased accordingly.

Gain (loss) on debt Settlement. For the period ended December 31, 2014, we had a loss on debt settlement of $14,688 compared to a gain on debt settlement of $114,167 for the same period in 2013. In 2014, the loss primarily related to the conversion of interest associated with our convertible note. In 2013, the gain derived from the successful efforts in negotiating settlements of historical obligations of the Company.

Change in Fair Value of Embedded Conversion Option Liability. The income associated with the change in fair value of our embedded conversion option liability increased to $404,215 for the year ended December 31, 2014, compared to $174,808 for the period ended December 31, 2013. The amounts represent the change in fair value of the embedded conversion option attached to the Gemini Master Fund notes and are in large part due to the fluctuation of our stock price in relation to the conversion strike price of the debt.

Net Loss.  We generated net losses of $3,146,302 for the year ended December 31, 2014, compared to $2,793,910 for the same period in 2013. The major components that derive these losses, and the changes of such between years, are discussed in the above paragraphs.

Liquidity and Capital Resources

General. At December 31, 2014, we had cash of $1,380,554. We have historically met our cash needs through proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash of $1,817,122 for the year ended December 31, 2014, and we used cash in operations of $1,591,667 for the same period in 2013. The use of cash was primarily driven by the $3,146,302 net loss we experienced in the period offset by various net changes in the balance sheet items and other non cash items in such loss. In 2014, we had a non-cash charge of $482,300 related to the value of stock purchase warrants granted to the holder of our convertible debt as an inducement to convert a certain portion of the outstanding balance on such note. Also in 2014, we had a non-cash charge of $457,152 related to the amortization of stock option expense for stock options that were primarily granted in prior years, and had a non-cash expense of $261,280 related to stock issued for professional services of which approximately $169,000 related to director services. In 2014, increases in inventory accounted for a use of cash of $328,431 as we started to build product for the fulfillment of contracted sales, and increases in prepaid expenses accounted for a use of cash of $114,479 primarily related to a deposit given to a vendor for future raw materials, while deferred revenue stemming from deposits from customers for product sales provided $717,291 of cash. Deposits created a use of cash of $154,940 and related to monies we deposited with our new landlord primarily for future rent.

Cash used in investing activities during the year ended December 31, 2014 was $76,092, compared to $41,948 during the same period in 2013. In 2014, these costs related to new equipment and leasehold improvements for our new fabrication facility.

Cash received in our financing activities was $2,881,670 for the year ended December 31, 2014, compared to cash received of $1,768,317 during the same period in 2013.  These cash flows are primarily attributable to the sale of common stock in private placements in each of the applicable years, less offering costs for such period. Additionally, in 2014 and 2013, the Company made principal payments of $12,000 and $12,067 respectively, on a debt instrument in lieu of interest.

Current assets increased to $2,084,118 at December 31, 2014 from $629,284 at December 31, 2013 (primarily related to the increase of cash, prepaid assets and inventory) while current liabilities decreased to $2,957,267 at December 31, 2014 from $3,233,430 at December 31, 2013 (notably related to the decrease in convertible note payable and accrued liabilities offset by an increase in deferred revenue). As a result, our working capital deficit was reduced from prior year to a deficit of $873,149 at December 31, 2014 from a deficit of $2,604,146 at December 31, 2013.

As of December 31, 2014, the Company had $1,097,974 in short term borrowings. All of our borrowings incur interest at a rate of 10% per annum. Payments on the Company’s borrowings will restrict cash used for operations during 2015. One of the short term borrowing arrangements is secured by substantially all assets of the Company and its subsidiary.

Management believes that as more of our products are sold into the marketplace, and as the public awareness of our products and our company continues to grow, that increased sales opportunities will follow. The introduction of our EV ARC product line has proven to be beneficial as we believe the demand for this product will be significant and we believe we have seen this begin to materialize with the positive responses we are receiving from our potential customers. We believe that the evolution of this process, the maturation of other long sales cycle opportunities and continued changes we strive to make to improve our processes and prospects will allow us to experience profitable growth in the future. The opening of our fabrication facility should allow us the opportunity to better control the costs and quality of the products we deliver. This facility should also allow us the opportunity to better manage the timing and delivery of our products. As we believe that change for improvement is a constant goal, other changes that we continue to evolve include: increases in external sales relationships, increases in internal sales personnel, process improvements, standardization and improved product design, cost reductions to be achieved with deployment and manufacturing velocities and improved vendor relationships. Management believes that these improvements and changes will help enable the Company to generate sufficient revenue and gross margins and raise additional capital to allow the Company to manage its debt burden, operating capital needs and assist the Company towards growth in the future. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs which the Company estimates, excluding any debt burden, to be approximately $2,000,000 for 2015, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and both short and long term debt financing to attempt to overcome its working capital deficit, but there is no assurance that the Company can raise sufficient additional capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company also intends to endeavor to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s need for additional financing are likely to persist.

Contractual Obligations

Please refer to Note 11 in the consolidated financial statements for further information on the Company’s contractual obligations.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the year ended December 31, 2014. In addition, the Company has limited operating and working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Envision Solar International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2014 and 2013

Envision Solar International, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Envision Solar International, Inc.

We have audited the accompanying consolidated balance sheets of Envision Solar International, Inc. and its Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Solar International, Inc. and its Subsidiary as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $3,146,302 and $2,793,910 in 2014 and 2013, respectively, and used cash for operating activities of $1,817,122 and $1,591,667 in 2014 and 2013, respectively. At December 31, 2014, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $873,149, $582,799 and $30,762,400 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 31, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Envision Solar International, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets

Current Assets
Cash	$1,380,554	$392,098
Accounts Receivable, net	103,217	179,459
Subscription Receivable	25,000	–
Prepaid and other current assets	134,778	38,255
Inventory, net	347,903	19,472
Costs and estimated earnings in excess of billings on uncompleted contracts	92,666	–
Total Current Assets	2,084,118	629,284

Property and Equipment, net	123,565	88,865

Other Assets
Debt issue costs, net	2,438	–
Deposits	164,347	9,407
Total Other Assets	166,785	9,407

Total Assets	$2,374,468	$727,556

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$567,834	$458,933
Accrued Expenses	368,226	603,300
Sales Tax Payable	96,787	36,828
Deferred Revenue	717,291	–
Billings in excess of costs and estimated earnings on uncompleted contracts	5,614	163,129
Convertible Note Payable -Related Party	98,616	110,616
Notes Payable	43,033	73,033
Convertible Notes Payable, net of discount of $252,070 and $0 at December 31, 2014 and 2013 respectively	704,255	1,506,326
Embedded Conversion Option Liability	355,611	281,265

Total Current Liabilities	2,957,267	3,233,430

Commitments and Contingencies (Note 11)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 98,482,611 and 71,702,942 shares issued or issuable and outstanding at December 31, 2014 and 2013, respectively	98,483	71,703
Additional Paid-in-Capital	30,081,118	25,038,521
Accumulated Deficit	(30,762,400)	(27,616,098)

Total Stockholders' Deficit	(582,799)	(2,505,874)

Total Liabilities and Stockholders' Deficit	$2,374,468	$727,556

The accompanying notes are an integral part of these Consolidated Financial Statements.

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013
Revenues	$1,033,438	$281,014

Cost of Revenues	1,133,556	525,552

Gross Loss	(100,118)	(244,538)

Operating Expenses (including stock based compensation expense of $736,388 for the year ended December 31, 2014 and $557,967 for the year ended December 31, 2013)	2,396,699	2,190,133

Loss From Operations	(2,496,817)	(2,434,671)

Other Income (Expense)
Other Income	288	1,240
Gain (Loss) on Debt Settlement, net	(14,688)	114,167
Interest Expense	(1,037,700)	(647,854)
Change in fair value of embedded conversion option liability	404,215	174,808
Total Other Expense	(647,885)	(357,639)

Loss Before Income Tax	(3,144,702)	(2,792,310)

Income Tax Expense	1,600	1,600

Net Loss	$(3,146,302)	$(2,793,910)

Net Loss Per Share- Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Shares Outstanding- Basic and Diluted	85,220,350	69,548,621

The accompanying notes are an integral part of these Consolidated Financial Statements.

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Balance December 31, 2012	58,097,609	$58,098	$22,715,994	$(24,822,188)	$(2,048,096)

Stock Issued for Cash	12,901,333	12,901	1,922,299	–	1,935,200

Cash Offering Costs	–	–	(154,816)	–	(154,816)

Stock Issued for Services	554,000	554	91,666	–	92,220

Stock Issued in Settlement of Note Payable	150,000	150	28,350	–	28,500

Stock Option Expense	–	–	435,028	–	435,028

Net Loss 2013	–	–	–	(2,793,910)	(2,793,910)

Balance December 31, 2013	71,702,942	$71,703	$25,038,521	$(27,616,098)	$(2,505,874)

Stock Issued for Cash	20,186,725	20,187	3,007,823	–	3,028,010

Cash Offering Costs	–	–	(102,840)	–	(102,840)

Stock Issued for Services - Related Party	616,856	617	91,911	–	92,528

Stock Issued for Director Services	1,125,012	1,125	167,627	–	168,752

Stock Issued in Conversion of Convertible Note	3,666,666	3,667	546,333	–	550,000

Stock Issued in Settlement of Note Payable	150,000	150	23,850	–	24,000

Stock Issued in Settlement of Interest	1,034,410	1,034	174,816	–	175,850

Warants Issued as Conversion Inducement	–	–	482,300	–	482,300

Warrants Issued for Debt Extension Fee	–	–	193,625	–	193,625

Stock Option Expense	–	–	457,152	–	457,152

Net Loss 2014	–	–	–	(3,146,302)	(3,146,302)

Balance December 31, 2014	98,482,611	$98,483	$30,081,118	$(30,762,400)	$(582,799)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,146,302)	$(2,793,910)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	41,392	44,359
Bad debt expense	–	11,700
Warrants issued as debt conversion inducement fee	482,300	–
Common Stock issued for Services	261,280	74,264
Amortization of prepaid expenses paid in common stock	17,956	48,675
Gain (loss) on debt Settlement, net	14,688	(112,667)
Gain on settlement of debt for common stock	–	(1,500)
Compensation expense related to grant of stock options	457,152	435,028
Change in fair value of embedded conversion option liability	(404,215)	(174,808)
Amortization of debt discount	420,116	456,073
Amortization of debt issue costs	4,062	5,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	76,242	138,357
Prepaid Expenses and other current assets	(114,479)	(5,793)
Costs and estimated earnings in excess of billings on uncompleted contracts	(92,666)	–
Inventory	(328,431)	36,853
Deposits	(154,940)	–
Increase (decrease) in:
Accounts Payable	108,901	(58,436)
Accrued Expenses	(79,913)	250,883
Sales Tax Payable	59,959	(2,036)
Deferred Revenue	717,291	(80,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(157,515)	136,291
NET CASH USED IN OPERATING ACTIVITIES	(1,817,122)	(1,591,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(76,092)	(41,948)
NET CASH USED IN INVESTING ACTIVITIES	(76,092)	(41,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on convertible notes payable	(12,000)	(12,067)
Proceeds from Sale of Common Stock	3,003,010	1,935,200
Payments of offering costs related to sale of common stock	(102,840)	(154,816)
Payments of Debt Issue Costs	(6,500)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,881,670	1,768,317

NET INCREASE IN CASH	988,456	134,702

CASH AT BEGINNING OF YEAR	392,098	257,396

CASH AT END OF YEAR	$1,380,554	$392,098

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income tax	$1,600	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$550,000	$–
Accrued interest converted to common stock	$175,850	$–
Warrants issued as debt extension fee	$193,625	$–
Embedded conversion option based effective interest	$478,561	$–
Prepaid common stock issued for services	$–	$85,740
Common stock issued in conversion of note payable and accrued interest	$24,000	$28,500
Subscription receivable	$25,000	$–

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

The Company was incorporated on June 12, 2006 as a limited liability company (“LLC”), under the name Envision Solar, LLC. In September 2007, the company was reorganized as a California C Corporation and issued one share of common stock for each outstanding member unit in the LLC. Also during 2007, the Company formed various wholly owned subsidiaries to account for its planned future operations, but these entities were mostly dissolved over the subsequent years. The only remaining subsidiary included in these consolidated financial statements is Envision Solar Construction Company, Inc.

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

NATURE OF OPERATIONS

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, invents, designs, and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and possible revenue opportunities for our customers. Management believes that Envision's products deliver multiple layers of value such as: renewably energized EV charging; media, branding, and advertising platforms; renewable and reliable energy production; architectural enhancement; reduced carbon footprint; reduction of heat islanding and improved parking experiences through shading; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (DOOH) media.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2014. Bank balances in excess of FDIC insured levels amounted to $1,132,553 as of December 31, 2014.

Concentration of Accounts Receivable

At December 31, 2014 and 2013, customers that each accounted for more than 10% of our accounts receivable were as follows:

	2014	2013
Customer 1	44%	87%
Customer 2	36%	–
Customer 3	20%	12%

Concentration of Revenues

For the years ended December 31, 2014 and 2013, customers that each represented more than 10% of our revenues were as follows:

	2014	2013
Customer A	59%	–
Customer B	27%	–
Customer C	–	56%
Customer D	–	28%
Customer E	–	14%

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2014 or December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2014, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See note 10 for further discussion of fair value measurements.)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

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

INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of December 31, 2013, inventory consists entirely of raw materials. As of December 31, 2014, inventory consists of the following:

Work in Process	$42,120
Raw Materials	$305,783
Total Inventory	$347,903

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

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a one year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2014, the Company has no product warranty accrual given its lack of historical warranty experience.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $57,267 for the year ending December 31, 2014 and $18,548 for the year ending December 31, 2013.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred; such amounts aggregated $94,065 in 2014 and $120,525 in 2013.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2014, tax years 2011 through 2014 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

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

Convertible debt convertible into 7,373,058 common shares, options to purchase 15,387,007 common shares and warrants to purchase 29,219,441 common shares were outstanding at December 31, 2014. Convertible debt convertible into 4,734,243 common shares, options to purchase 24,049,862 common shares and warrants to purchase 9,851,540 common shares were outstanding at December 31, 2013. Dilutive common stock equivalents were not included in the computation of diluted net loss per share in 2014 and 2013 because the effects would have been anti-dilutive due to the net losses. Due to the net loss in 2014 and 2013, basic and diluted net loss per share amounts are identical. These potential common shares may dilute future earnings per share.

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

SEGMENTS

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2014 and 2013, the Company only operated in one segment; therefore, segment information has not been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements during the period ended December 31, 2014 that affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after December 31, 2014, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

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

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

2.	GOING CONCERN

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2014 and 2013, the Company had net losses of $3,146,302 (which includes $736,388 of stock based compensation expense) and $2,793,910 (which includes $557,967 of stock based compensation expense), respectively and cash used in operations of $1,817,122 and $1,591,667, respectively. Additionally, at December 31, 2014, the Company had a working capital deficit of $873,149, stockholders’ deficit of $582,799, and accumulated deficit of $30,762,400. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision plans to pursue a capital raise to raise funds during the upcoming months and will look to raise additional funds for further operating capital and working capital later in the fiscal year. Further, the Company will seek additional sales that may provide additional revenues and operating profits. All such actions and funds, if successful, may or may not be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital. From January 1, 2014 through December 31, 2014, the Company raised $3,028,010 from an earlier offering that ended in the fiscal 2014 period.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	CONTRACT ACCOUNTING, ACCOUNTS RECEIVABLE, AND DEFERRED REVENUE

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method (See Note 1).

At December 31, 2014, costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method of accounting:

Costs and estimated earnings recognized	$882,716
Less: Billings or cash received	(790,050)
Costs and estimated earnings in excess of billings on uncompleted contracts	$92,666

There were no costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2013.

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method (See Note 1).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

At December 31, 2014, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method of accounting:

Billings and/or cash receipts on uncompleted contract	$15,000
Less: Revenues recognized	(9,386)
Billings in excess of costs and estimated earnings on uncompleted contracts	$5,614

At December 31, 2013, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method of accounting:

Billings and/or cash receipts on uncompleted contract	$166,334
Less: Revenues recognized	(3,205)
Billings in excess of costs and estimated earnings on uncompleted contracts	$163,129

Accounts Receivable

The Company records accounts receivable related to its construction contracts and its design services based on billings or on amounts due under the contractual terms. The allowance for doubtful accounts is based upon the Company’s policy. Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

At December 31, 2014 and 2013, accounts receivable were as follows:

	December 31, 2014	December 31, 2013
Accounts receivable	$114,917	$191,159
Less: Allowance for doubtful accounts	(11,700)	(11,700)
Accounts receivable, Net	$103,217	$179,459

Bad debt expense for 2014 and 2013 was $0 and $11,700, respectively.

Deferred Revenue

Deferred revenue is deposits from customers for product sales for which the purchased product has yet to be delivered (see Note 1). Deferred revenue was $717,291 and $0 for the periods ended December 31, 2014 and December 31, 2013, respectively.

4.	SUBSCRIPTIONS RECEIVABLE

Subscriptions receivable are subscriptions made for the purchase of shares of the Company’s common stock in a private offering whereupon the subscription was made but the cash payment for the subscription was in transit. The balance of this account was $25,000 and $0 as of December 31, 2014 and 2013, respectively. The monies for the December 31, 2014 balance were received by the Company in January 2015.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2014	December 31, 2013
Prepaid Insurance	$20,707	$20,299
Deposit on future raw materials	114,071	–
Prepaid Investment Advisory Services	–	17,956
Total prepaid expenses and other current assets	$134,778	$38,255

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2014	December 31, 2013
Computer equipment and software	5 years	$155,620	$152,317
Furniture and fixtures	7 years	197,169	197,169
Office equipment	5 years	28,289	28,289
Machinery and equipment	5 years	129,360	68,160
Leasehold improvements	19 months	11,394	–
Total property and equipment		521,832	445,935
Less accumulated depreciation		(398,267)	(357,070)

Property and Equipment, Net		$123,565	$88,865

Total depreciation expense for 2014 and 2013 was $41,392 and $44,359, respectively.

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2014	December 31, 2013
Accrued vacation	$122,537	$100,304
Accrued officers’ salary	68,749	68,749
Accrued interest	173,437	201,688
Accrued estimated losses on contracts	1,590	96,096
Accrued Rent	–	101,839
Other accrued expense	1,913	34,624
Total accrued expenses	$368,226	$603,300

8.	CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During 2009, John Evey advanced $100,000 to the Company and on October 1, 2009, the Company executed a 10% convertible promissory note for $102,236, which included the total $100,000 principal advanced plus $2,236 of accrued interest.  This note was due December 31, 2010 and was convertible to common shares at $0.33 per share.  There was no beneficial conversion feature at the note date.   In a series of later extensions, this note was extended until December 31, 2012. This note is subordinate to the Gemini Master Funds notes. On April 27, 2010, Mr. Evey was added to the Board of Directors of Envision (See Note 15).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

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

Effective December 31, 2013, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2014. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. During the fiscal year ended December 31, 2014, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000.

Effective December 31, 2014, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2015. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded.

The note continues to bear interest at a rate of 10%. The balance of the note as of December 31, 2014 is $98,616 with accrued and unpaid interest amounting to $24,573.

9.	NOTES PAYABLE

On June 1, 2010, the Company entered into a Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of conversion were $179,702. The note amount was for $160,633 and bears interest at 10%. The note can be converted only at the option of the Company, at any time, into common stock with an original conversion price of $0.33 per share. During 2011 and 2012, the company made partial conversions of this note. Further, through a series of amendments, the note was extended to December 31, 2012.

Effective as of December 31, 2012, the Company entered into a further amendment to this note extending the maturity date of the note to December 31, 2013 as well as reducing the conversion price of the note to $0.20 per share of common stock and amending the balance of the note, including accrued interest of $2,005 through December 31, 2012 and a modification fee of $15,464, to $97,000. This modification was treated as a debt extinguishment and the Company recorded a loss on the debt extinguishment of $15,464 related to this amendment.

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

During 2014, the Company made partial conversions of this note into 150,000 shares of the Company’s common stock. The shares were valued at their quoted trade prices aggregating to $24,000. The Company recorded a reduction of principal of $30,000, and a gain on settlement of debt of $6,000 related to this transaction. Further, effective as of December 31, 2014, the Company entered into an amendment to this note extending the maturity date of the note to December 31, 2015. There was no accounting effect for this extension.

As of December 31, 2014, the note had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $9,610. (See Note 12)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

10.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary:

As of December 31, 2014, the following summarizes principal amounts owed under convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Third Amended and Restated secured bridge Note	856,325	252,070	604,255
	$956,325	$252,070	$704,255

As of December 31, 2013, the following summarizes principal amounts owed under convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Second Amended Not and Note Five	1,313,877	–	1,313,877
Gemini Master Fund – Note 2010-3	92,449	–	92,449
	$1,506,326	$–	$1,506,326

Pegasus Note:

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010 and subsequently extended until December 31, 2012. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share and there was no beneficial conversion feature at the note date.

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

Effective December 31, 2014, the Company entered into an additional modification extending the term of the note to December 31, 2015, and waiving, through December 31, 2014, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded.

The balance of the note as of December 31, 2014 is $100,000 with accrued and unpaid interest amounting to $50,356.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

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

Effective February 28, 2014 the Company entered into an additional extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes have been merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and is being amortized over the remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and is being amortized over the remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which is capitalized as an asset on the balance sheet as “Debt issue costs” and is being amortized over the remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt, and all accrued interest through 2013, and further, the accrued interest through the conversion date for the converted debt, totaling $155,161, into 4,701,076 shares of common stock of the Company (3,666,666 shares for principal and 1,034,410 for interest) at the contracted conversion price of $0.15 per share. The conversion was recorded to equity with no gain or loss on such conversion related to the principal portion, while the Company recorded a loss of $20,689 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes valuation methodology and were expensed at the date of the transaction. (See Notes 12 and 13)

At December 31, 2014, the note had a total balance of $856,325, a net balance of $604,255, and accrued interest of $88,898.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2013 and 2014:

	Carrying Value at	Fair value Measurements at December 31, 2013
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$281,265	$–	$–	$281,265

	Carrying Value at	Fair value Measurements at December 31, 2014
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$355,611	$–	$–	$355,611

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2013 and 2014:

Balance at December 31, 2012	$456,073
Increase in liability due to debt modification	–
Change in fair value	(174,808)
Balance at December 31, 2013	$281,265
Increase in liability due to debt modification	478,561
Change in fair value	(404,215)
Balance December 31, 2014	$355,611

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2014 and 2013:

Assumptions	December 31, 2014	December 31, 2013
Expected term	0.50	0.0
Expected Volatility	174%	134%
Risk free rate	0.66%	0.02%
Dividend Yield	0.00%	0.00%

There were no changes in the valuation techniques during 2014. The Company did however compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results. The weighted average interest rate for short term notes as of December 31, 2014 was 10%.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

11.	COMMITMENTS AND CONTINGENCIES

Leases:

In October 2014, the Company entered into a sublease for Its current corporate headquarters and manufacturing facility. The sublease expires in July 2016 which is the same term of the master lease for which the Company is the subtenant. As part of the sublease, the Company provided a $154,242 deposit to the landlord which will be reduced in each of the last five months of the sublease in lieu of rent payments. At the end of the lease period, $25,707 of the deposit will remain as security for the surrender of the premises.

Future minimum lease payments as of December 31, 2014 for lease agreements with non-cancelable terms in excess of one year are as follows:

2015	$304,095
2016	51,414
Total	$355,509

Rent expense was $130,939 and $107,168 for the years ended December 31, 2014 and 2013, respectively.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. During 2014 and 2013, the Company has agreements to act as a reseller for certain vendors; joint development contracts with third parties; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties have agreed to cooperate and provide business opportunities to each other; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for advising and raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, other than sales agent agreements and revenue generating sales contracts, there are no firm commitments in such agreements as of December 31, 2014.

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

12.	COMMON STOCK

Shares Issued

Issuances of the Company’s common stock during the years ended December 31, 2014 and 2013, respectively, are as follows:

2014

Stock Issued in Cash Sales

During the year ended December 31, 2014 pursuant to private placements, the Company issued 20,186,725 shares of common stock for cash with a per share price of $0.15 per share or $3,028,010 and the Company incurred $102,840 of capital raising fees that were paid in cash and charged to additional paid-in capital.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

Stock Issued for Services – Related Party

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital LLC (“GreenCore”) and effectively cancelled all prior agreements between the companies. GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to these professional services provided, and during the twelve month period ended December 31, 2014, the Company issued 440,000 shares of the Company’s common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $66,000, and issued an additional 176,856 shares of the Company’s common stock with a per share value average of $0.15 (based on market price at the time of the transaction) or $26,528. These payments were expensed at time of issuance. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See Note 15)

Stock Issued for Director Services

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value is being expensed proportionately as the shares vest. The Company issued and released 444,448 of these shares, with a value of $66,667, during the twelve month period ended December 31, 2014.

On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value is being expensed proportionately as the shares vest. The Company issued and released 375,004 of these shares, with a value of $56,251, during the twelve month period ended December 31, 2014. Mr. Schneider resigned as a director on March 5, 2015.

On July 11, 2014, Mr. Don Moody accepted an appointment as a new director of the Company effective July 11, 2014. In consideration for Mr. Moody’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value is being expensed proportionately as the shares vest. The Company issued and released 305,560 of these shares, with a value of $45,834, during the twelve month period ended December 31, 2014.

The total unrecognized restricted stock grant expense related to the above discussed 2014 stock issuances amounted to $281,248 at December 31, 2014.

Stock Issued in Settlement of Convertible Notes Payable and Related Interest

On February 28, 2014, the Company issued 3,666,666 shares of common stock with a value of $0.15 (based on contractual terms), or $550,000, for the conversion of principal owed on its convertible debt. There was no gain or loss recorded for this transaction. Further, and also on February 28, 2014, the Company issued an additional 1,034,410 shares of common stock with a per share value of $0.15 (based on contractual terms), or $175,850, related to the conversion of accrued interest owed on this convertible debt. The Company recorded a $20,689 loss related to this piece of this transaction. (See Note 10)

Stock Issued in Settlement of Note Payable

In September 2014, the Company issued 150,000 shares of common stock with a per share value of $0.16 (based on market price at the time of the transaction) or $24,000 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $30,000, and a gain on debt settlement of $6,000 related to this transaction. (See Note 9)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

2013

Stock Issued in Cash Sales

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

Stock Issued in Settlement of Note Payable

In October 2013, the Company issued 150,000 shares of common stock with a per share value of $0.19 (based on market price at time of transaction) or $28,500 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $23,967, a reduction of accrued interest of $6,033 and a gain on debt settlement of $1,500 related to this transaction. (See Note 9)

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

Stock Options

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. The Company’s stock option compensation expense was $457,152 and $435,028 for the years ended December 31, 2014 and 2013, respectively, and there was $23,551 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2014. This stock option expense will be recognized through July 2016.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

From January 1, 2013 through December 31, 2013, the Company issued 1,000,000 stock options under the plan with a total valuation of $164,935.

From January 1, 2014 through December 31, 2014, the Company issued 600,000 stock options under the plans with a total valuation of $87,224.

We used the following assumptions for options granted in fiscal 2014 and 2013:

	2014	2013
Expected volatility	138.71%	128.75 -134.02%
Expected term	3-5.5 Years	5 -10 Years
Risk-free interest rate	1.52%	0.02%
Expected dividend yield	None	None

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

Option activity for the years ended December 31, 2014 and 2013 under the 2008 and 2011 Plans is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	23,049,862	$0.31
Granted	1,000,000	0.19
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding at December 31, 2013	24,049,862	$0.30
Granted	600,000	0.19
Exercised	–	–
Forfeited	9,262,855	0.33
Expired	–	–
Outstanding at December 31, 2014	15,387,007	$0.28
Exercisable at December 31, 2014	15,275,896	$0.28
Weighted average grant date fair value		$0.15

The following table summarizes information about employee stock options outstanding at December 31, 2014:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.165-1.31	15,387,007	5.45 Years	$0.28	$–	15,275,876	$0.28	$–
	15,387,007	5.45 Years	$0.28	$–	15,275,876	$0.28	$–

As the Company’s stock price was lower than the weighted average exercise price at December 31, 2014, there is no aggregate intrinsic value of the options.

Options exercisable have a weighted average remaining contractual life of 5.45 years as of December 31, 2014.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

Warrants

2014

During the twelve months ended December 31, 2014, pursuant to a private placement, the Company issued 20,186,725 warrants to purchase common stock which is based on the number of units sold in the private offering. These warrants have an exercise price of $0.15 per share and expire 3 years from the date of issuance.

As a part of the Company’s private placement, the Company effectively issued 428,499 warrants in the twelve months ended December 31, 2014 to the placement agents.  These warrants, valued at $68,124, are exercisable for 3 years at an exercise price of $0.25 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of 106,667 of these warrants include volatility of 138.71%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. The assumptions used in the valuation of 66,666 of these warrants include volatility of 172.66%, expected dividends of 0.0%, a discount rate of 0.66%, and expected term of 3 years. The assumptions used in the valuation of 95,166 of these warrants include volatility of 171.32%, expected dividends of 0.0%, a discount rate of 0.66%, and expected term of 3 years. The assumptions used in the valuation of 160,000 of these warrants include volatility of 172.22%, expected dividends of 0.0%, a discount rate of 0.66%, and expected term of 3 years. There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

As a fee to extend the term of the Gemini Master Fund convertible debt, the Company issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and will be amortized over the remaining term of the note. The assumptions used in the valuation of these options include volatility of 140.80%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. (See Note 10)

As an inducement to Gemini Master Fund to convert the principal debt amount discussed above, the Company agreed to issue 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants were valued at $482,300 using the Black-Scholes valuation methodology and were expensed at the date of the transaction. The assumptions used in the valuation of these options include volatility of 140.80%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. (See Note 10)

During the twelve months ended December 31, 2014, 6,475,101 warrants have expired.

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

Assumptions
Expected term	5 yrs
Expected Volatility	130.96%
Risk free rate	0.14%
Expected Dividend Yield	0.00%

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

Warrant activity for the years ended December 31, 2014 and 2013 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2012	7,806,155	$0.44
Granted	7,095,734	0.20
Exercised	–	–
Forfeited	–	–
Expired	(5,050,349)	0.52
Outstanding at December 31, 2013	9,851,540	$0.23
Granted	25,843,002	$0.43
Exercised	–	–
Forfeited	–	–
Expired	(6,475,101)	0.20
Outstanding at December 31, 2014	29,219,441	$0.18
Exercisable at December 31, 2014	29,219,441	$0.18
Weighted average grant date fair value		$0.13

Warrants exercisable have a weighted average remaining contractual life of 2.47 years as of December 31, 2014.

14.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2014 and 2013 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

The blended Federal and State tax rate of 39.83% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	Year ended December 31,
	2014	2013
Computed “expected” tax expense (benefit)	$(1,069,743)	$(949,929)
State taxes, net of federal benefit	(206,901)	(173,132)
Goodwill impairment and other non-deductible items	(192,514)	76,599
Change in deferred tax asset valuation allowance	1,470,758	1,048,062
Income tax expense	$1,600	$1,600

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2014	2013
Deferred tax assets:
Charitable contributions	$4,128	$4,128
Reserve for bad debt	20,684	30,006
Stock options	4,593,382	4,411,279
Inventory Adjustment	–	3,326
Other	15,702	7,502
Net operating loss carryforward	7,485,682	6,183,779
Total gross deferred tax assets	12,119,578	10,640,020
Less: Deferred tax asset valuation allowance	(11,999,461)	(10,528,703)
Total net deferred tax assets	120,117	111,317

Deferred tax liabilities:
Accrued salaries	(96,704)	(88,259)
Accrued vacation	(13,848)	(4,924)
Depreciation	(9,565)	(18,134)
Total deferred tax liabilities	(120,117)	(111,317)
Total net deferred taxes	$–	$–

The valuation allowance at December 31, 2014 was $11,999,461. The increase in the valuation allowance during 2014 was $1,470,758.

At December 31, 2014, the Company has a net operating loss carry forward of $18,792,003 available to offset future net income through 2034. The NOL expires during the years 2014 to 2034. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

15.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

During 2014, the Company made cash payments totaling $93,000, and additionally issued 616,856 shares of the Company’s common stock with a total value of $92,528 to GreenCore Capital, LLC for professional services provided to the Company as detailed in a March 28, 2014 consulting agreement. Jay Potter, our director, is the managing member of GreenCore Capital LLC. (See Note 12)

During 2013, the Company made payments totaling $56,750 to GreenCore Capital, LLC for professional services provided to the Company. Jay Potter, our director, is the managing member of GreenCore Capital LLC.

On February 21, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cronus Equity LLC, a Delaware limited liability company (“Cronus”), to be effective as of February 1, 2014, pursuant to which Cronus provided professional services to the Company. Paul Feller, a director of the Company, is a managing partner of Cronus and the individual performing such professional services on behalf of Cronus. In consideration for services provided to the Company during 2014, Cronus received payments amounting to $41,817. This agreement with Cronus was cancelled in May 2014. Prior to this agreement with Cronus, the Company had a similar agreement with Fellco LLC, an entity also operated by Mr. Feller, to provide the same services. This agreement was cancelled in January 2014. During 2014, the Company paid $5,135 to Fellco LLC.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

Note Payable to Officer

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2015. During the fiscal year ended December 31, 2013, in lieu of interest payments, the Company made principal payments on this note amounting to $12,067. During the fiscal year ended December 31, 2014, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000. The balance of the note as of December 31, 2014 is $98,616 with accrued and unpaid interest amounting to $24,573. (See Note 8)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2013, we had identified the following material weaknesses, although not comprehensive, which still existed as of December 31, 2014 and through the date of this report:

As of December 31, 2013 and 2014 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company and the Company’s administrative staff, controls related to the segregation of certain duties, and additionally controls involving the communication, dissemination and disclosure of information, have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness and therefore affects disclosure controls and procedures.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2014. Based on this assessment, management believes that, as of December 31, 2014, we did not maintain effective controls over the financial reporting control environment. Specifically, although not comprehensive, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting, nor have certain IT controls been developed and adhered to.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2014 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Our Board of Directors continues to seek a candidate with audit committee financial expertise to serve as an independent director of the Company and as the Chairman of our audit committee. Management plans to make future investments in the continuing education of our accounting and financial staff. Specifically, we plan to seek specific public company accounting training. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for our anticipated audit committee. We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

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

The following table sets forth information regarding our executive officers and directors as of March 30, 2015:

Name	Age	Position

Desmond Wheatley	49	Chief Executive Officer, President and Director

Chris Caulson	46	Chief Financial Officer

Robert Noble	62	Chairman of the Board of Directors

Jay Potter	50	Director

John Evey	65	Director

Paul Feller	50	Director

Don Moody	60	Director

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
26

CHRIS CAULSON has been our Chief Financial Officer since August 2011 and previously led our accounting and finance functions since June 2010. Mr. Caulson brings over 24 years of financial management experience including security infrastructure and technology integration, wireless communications, and telecommunications industries. From 2004 into 2009, Mr. Caulson held various positions including Vice President of Operations and Finance of ENS, the largest independent technology systems integrator in the United States and a wholly-owned division of Kratos Defense & Security Solutions, Inc. In this role, Mr. Caulson was responsible for the operational and financial execution of multiple subsidiaries and well over $100 million of integration projects including networks for security, voice and data, video, life safety and other integrated applications.  Prior to 2004, Mr. Caulson was chief financial officer of Titan Wireless, Inc., a $200 million international telecommunications division of Titan Corp (subsequently purchased by L-3.).  Mr. Caulson, who has a Bachelors of Accountancy from the University of San Diego, began his career with the public accounting firm Arthur Andersen.

Mr. Caulson’s qualifications:

•	Leadership experience – Mr. Caulson has been our Chief Financial Officer since August 2011 and has held similar positions in multiple other companies.
•	Finance experience – Mr. Caulson has over 24 years experience in financial related positions and was an external auditor in the public accounting firm of Arthur Andersen.
•	Industry experience – Mr. Caulson has held multiple financial related executive positions in publically traded companies.
•	Education experience – Mr. Caulson has his bachelors of accountancy degree from the University of San Diego.

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

Mr. Potter’s qualifications are:

•	Leadership experience – Mr. Potter has held various executive positions at multiple companies and is a Board member of Envision, Noble Environmental Europe, AG, and Noble Environmental Technologies, Inc.
•	Industry experience – Mr. Potter has held numerous executive level positions for companies focusing on renewable energies and other environmentally focused ventures.
•	Finance Experience – Mr. Potter raised and placed over $200 million of capital into early stage companies.
•	Education experience – Mr. Potter attended San Diego State University.

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

DONALD MOODY was the president and general manager of Nuconsteel Corporation, a Division of Nucor Corporation located in Denton, Texas, from 2001 until his retirement in 2014.  Mr. Moody was recruited by Nucor Corporation to develop a market for light gauge galvanized steel sheet products in load bearing framing applications in residential and commercial building construction.  He has developed dozens of products to provide efficient framing systems and several pre-engineered product lines for which he has been granted nine patents.  From 1998 to 2001, Mr. Moody was the president of North American Steel Framing Alliance in Washington DC where he developed a comprehensive business plan to guide the industry’s efforts in pursuing market share in residential construction.  From 1993 to 1998, he was the president and chief executive officer of Western Metal Lath in Riverside, California where he reworked the company’s entire product line of more than 6,000 products, redefined purchasing specifications and manufacturing procedures, and established systems and operating procedures to track utilization, scrap, and purchase price variances.  From 1990 to 1993, Mr. Moody was the principal, president, and chief executive officer of Residential Steel Framing, Inc. located in Dallas, Texas.  From 1987 to 1990, he was the president and from 1985 to 1987 he was the vice president of technical services and manufacturing of Tri-Steel Structures, Inc. located in Denton, Texas. From 1983 to 1985, he was the owner, president, and chief executive officer of Moody Consultants, Inc. located in Grapevine, Texas.  Mr. Moody sold Moody Consultants, Inc, to Tri-Steel Structures, Inc, in 1985.  Mr. Moody received his Bachelor of Science degree in structural engineering from the University of Missouri, Columbia in 1977.  He is the recipient of a Special Citation from the Board of Directors of the American Iron and Steel Institute in recognition of vision and leadership in developing and implementing an industry business plan to grow the market for light gauge steel framing and the recipient of the 2004 Steel Framing Alliance Leadership Award.  He is former Chairman of the Executive Committee of the Steel Framing Alliance, the former Chairman of the Board of Directors of the Steel Framing Alliance, the former Chairman of the Commercial Task Group of the Steel Framing Alliance, the former Chairman of the Residential Work Group of the International Iron and Steel Institute, the past Chairman of the Steel Stud Manufacturers Association, the past Chairman of the Metal Lath and Steel Framing Association, the past Chairman of the Technology and Research Committee of the American and Iron Steel Institute Residential Advisory Group, and the past Chairman of the Committee on Design of Cold Formed Steel Structures.

Mr. Moody’s qualifications are:

•	Leadership experience – Mr. Moody has held various executive level positions, including Chief Executive Officer, at multiple companies and is a Board member of Envision, and Noble Environmental Technologies, Inc.
•	Industry experience – Mr. Moody has held numerous executive level positions for companies focusing on steel framing systems. He has significant involvement, including board membership, with multiple industry organizations and has been the recipient of various awards for his leadership in the industry.
•	Finance Experience – Mr. Moody has had profit and loss responsibilities in several organizations and successfully sold a private venture to a larger consolidated organization.
•	Education experience – Mr. Moody received his Bachelors degree from the University of Missouri, Columbia.

Family Relationships

There are no family relationships among our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have recently determined that it is in the best interests of the Company and its shareholders to separate these roles.

Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2014 have been complied with on a timely basis except for Keshif Ventures, LLC.

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

The Elements of Envision’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee or Board of Directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by our compensation committee and Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2014, all executive officer base salary decisions were approved by the Board of Directors.

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

From January 1, 2014 through December 31, 2014, the Company granted 600,000 stock options under the 2011 Plan with a total valuation of $87,224 to the three members of the Board of Directors.

Additionally, although there were no new awards under the 2008 Plan granted during 2014, there are prior awards outstanding under the 2008 Plan to former officers and advisors.

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 444,448 of these shares, with a value of $66,667, during the twelve month period ended December 31, 2014.

On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 375,004 of these shares, with a value of $56,251, during the twelve month period ended December 31, 2014. Mr. Schneider resigned from the Board on March 5, 2015.

On July 11, 2014, Mr. Don Moody accepted an appointment as a new director of the Company effective July 11, 2014. In consideration for Mr. Moody’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 305,560 of these shares, with a value of $45,834, during the twelve month period ended December 31, 2014.

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

There were no other employment agreements outstanding as of December 31, 2014.

Executive Officer Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services rendered in all capacities by our Chief Executive Officer and all other compensated executive officers, as determined by reference to total compensation for the fiscal year ended December 31, 2014 and 2013, who were serving as executive officers at the end of the 2014 and former executive officers, who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal Position	Year	Salary	Deferred Comp	Bonus	Stock Awards	Option Awards	All other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)

Desmond Wheatley (1)	2014	200,000	–	–	–	–	–	200,000
President and Chief Executive Officer	2013	200,000	–	–	–	–	–	200,000

Chris Caulson (2)	2014	165,000	–	–	–	–	–	165,000
Chief Financial Officer	2013	165,000	–	–	–	–	–	165,000

__________

(1)	Mr. Wheatley joined the Company full time in December 2010 at which time he was appointed President. On August 10, 2011, Mr. Wheatley was appointed Chief Executive Officer of the Company.
(2)	Mr. Caulson joined the Company full time in November 2010. On August 10, 2011, Mr. Caulson was appointed Chief Financial Officer of the Company.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding incentive equity awards as of December 31, 2014, for each named executive officer:

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

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2014.

Director Compensation

The following table sets forth all compensation paid, distributed, or accrued for services rendered in the capacities of non executive Board members.

Name	Fees earned or cash paid	Year	Option Awards ($)(1)	Stock Awards ($)(2)	All other compensation	Total ($)
Robert Noble	0	2014	25,996(3)	0	0	25,996
	0	2013	22,993(4)	0	0	22,993

Jay Potter	0	2014	30,614(5)	0	0	30,614
	0	2013	28,579(6)	0	0	28,579

John Evey	0	2014	30,614(7)	0	0	30,614
	0	2013	28,579(8)	0	0	28,579

Paul Feller	0	2014	0	66,667(9)	0	66,667
	0	2013	0	0	0	0

Don Moody	0	2014	0	45,834(10)	0	45,834
	0	2013	0	0	0	0

Jack Schneider	0	2014	0	56,251(11)	0	56,251
	0	2013	0	0	0	0

All Directors as a Group	0	2014	87,224	168,752	0	255,976
	0	2013	80,151	0	0	80,151

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.

(2)	This represents the value of stock released to the Director during the identified period which is a portion of a larger multiple year award issued to the Director for applicable multiple year services.

(3)	On February 7, 2014, Mr. Noble received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.187 per share exercisable for a period of five years from the date of grant in consideration for his services to us. These stock options vested pro-ratably throughout 2014.

(4)	On December 18, 2013, Mr. Noble received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.1815 per share exercisable for a period of five years from the date of grant in consideration for his services to us. These stock options vested on December 18, 2013.

(5)	On February 7, 2014, Mr. Potter received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.17 per share exercisable for a period of ten years from the date of grant in consideration for his services to us. These stock options vested pro-ratably throughout 2014.

(6)	On December 18, 2013, Mr. Potter received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.165 per share exercisable for a period of ten years from the date of grant in consideration for his services to us. These stock options vested on December 18, 2013.

(7)	On February 7, 2014, Mr. Evey received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.17 per share exercisable for a period of ten years from the date of grant in consideration for his services to us. These stock options vested pro-ratably throughout 2014.
36

(8)	On December 18, 2013, Mr. Evey received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.165 per share exercisable for a period of ten years from the date of grant in consideration for his services to us. These stock options vested on December 18, 2013.

(9)	On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 444,448 of these shares, with a value of $66,667, during the twelve month period ended December 31, 2014.

(10)	On July 11, 2014, Mr. Don Moody accepted an appointment as a new director of the Company effective July 11, 2014. In consideration for Mr. Moody’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 305,560 of these shares, with a value of $45,834, during the twelve month period ended December 31, 2014.

(11)	On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 375,004 of these shares, with a value of $56,251, during the twelve month period ended December 31, 2014. Mr. Schneider resigned from the Board on March 5, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 20, 2015 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or become exercisable within 60 days of March 20, 2015 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 9270 Trade Place, San Diego, California 92126.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)

Robert Noble	13,325,560 (3)	13.30%
Jay Potter	3,384,535 (4)	3.37%
John Evey	1,599,208 (5)	1.60%
Desmond Wheatley	4,320,000 (6)	4.20%
Chris Caulson	2,700,000 (6)	2.67%
Paul Feller	444,448 (7)	0.45%
Don Moody	305,560 (7)	0.31%
Keshif Ventures, LLC	16,666,667 (8)	16.92%
Gemini Master Fund	16,230,341 (9)	14.75%
All officers and directors
as a group (7 persons)	26,079,311	23.57%

__________

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise by such person of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2015.

(2)	Based on 98,482,611 shares of our common stock outstanding as of March 20, 2015.

(3)	Includes 11,587,440 shares of common stock, 600,000 shares of common stock issuable upon the exercise of options and 1,138,120 shares of common stock issuable upon the exercise of warrants.

(4)	Includes 791,167 shares of common stock, 800,000 shares of common stock issuable upon the exercise of options, 576,512 shares of common stock issuable upon the exercise of warrants, 616,856 shares of common stock issued to GreenCore Capital LLC for which Mr. Potter is managing member and 600,000 shares issuable upon the exercise of warrants held by Fulcrum Enterprises, Inc. Mr. Potter is the chairman and president of Fulcrum Enterprises, Inc.

(5)	Includes 183,261 shares of common stock, 800,000 shares of common stock issuable upon the exercise of options and 615,947 shares of common stock issuable upon the conversion of balances owed through a convertible note.

(6)	Includes shares of common stock issuable upon exercise of options.

(7)	Includes shares released to the Director representing the earned portion of a stock grant for a three year term of board service.

(8)	The address of this shareholder is 4445 Eastgate Mall Rd. Suite 200, San Diego, CA 92121

(9)	Includes 4,701,076 shares of common stock, 5,227,778 shares of common stock issuable upon the exercise of warrants and 6,301,487 shares issuable upon the conversion of outstanding amounts owed on convertible notes. The provisions of the convertible notes prohibit the investor from obtaining any ownership interest in excess of 9.9% of the total outstanding shares of voting stock of the Company. The address for this holder is 619 S. Vulcan Ave, #203, Encinitas, California 92024.
38

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital LLC (“GreenCore”) and effectively cancelled all prior agreements between the companies. Jay Potter, our Director, is managing member of GreenCore and the individual providing the services. GreenCore provides financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to the professional services provided, GreenCore received a payment amounting to $30,000 and the issuance of 260,000 shares of the Company’s common stock paid upon the execution of that agreement. Further, in months in which the Company requests the professional services, a monthly payment of $9,000 in cash and the equivalent of $9,000 of the Company’s common stock, as defined, will be paid and issued to GreenCore. Related to the services for which GreenCore is acting as a sales channel for Envision, the Company will pay a cash fee between 1-5% of gross revenue receipts received by the Company dependent upon the involvement of GreenCore in such sale, as defined. During the twelve months ended December 31, 2014, the Company made cash payments totaling $93,000 and additionally issued 616,856 shares of the Company’s common stock with a total value of $92,528 to GreenCore.

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2015. During the fiscal year ended December 31, 2014, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000. The balance of the note as of December 31, 2014 is $98,616 with accrued and unpaid interest amounting to $24,573.

On February 21, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cronus Equity LLC, a Delaware limited liability company (“Cronus”), to be effective as of February 1, 2014, pursuant to which Cronus provided professional services to the Company. Paul Feller, a director of the Company, is a managing partner of Cronus and the individual performing such professional services on behalf of Cronus. In consideration for services provided to the Company during 2014, Cronus received payments amounting to $41,817. This agreement with Cronus was cancelled in May 2014. Prior to this agreement with Cronus, the Company had a similar agreement with Fellco LLC, an entity also operated by Mr. Feller, to provide the same services. This agreement was cancelled in January 2014. During 2014, the Company paid $5,135 to Fellco LLC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2014 and 2013 were approved by the Board of Directors.  The following table shows the fees for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees (1)	$57,000	$56,200
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2014 and 2013.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2014 and 2013.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and December 31, 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

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
42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015	Envision Solar International, Inc.

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

By: /s/Robert Noble	Dated: March 31, 2015
Robert Noble, Chairman

By: /s/Jay S. Potter	Dated: March 31, 2015
Jay S. Potter, Director

By: /s/John Evey	Dated: March 31, 2015
John Evey, Director

By: /s/Paul Feller	Dated: March 31, 2015
Paul Feller, Director

By: /s/Don Moody	Dated: March 31, 2015
Don Moody, Director

