Form 10-Q
period 2015-03-31
Envision Solar International, Inc.
filed 2015-05-15
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2015

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of May 15, 2015 was 98,824,070.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets
Cash	$798,534	$1,380,554
Accounts Receivable, net	129,203	103,217
Subscription Receivable	–	25,000
Prepaid and other current assets	157,010	134,778
Inventory, net	739,248	347,903
Costs and estimated earnings in excess of billings on uncompleted contracts	111,718	92,666
Total Current Assets	1,935,713	2,084,118

Property and Equipment, net	151,236	123,565

Other Assets
Debt issue costs, net	1,219	2,438
Deposits	163,491	164,347
Total Other Assets	164,710	166,785

Total Assets	$2,251,659	$2,374,468

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$491,717	$567,834
Accrued Expenses	478,118	368,226
Sales Tax Payable	115,346	96,787
Deferred revenue	1,036,466	717,291
Billings in excess of costs and estimated earnings on uncompleted contracts	–	5,614
Convertible Note Payable -Related Party	95,616	98,616
Notes Payable	43,033	43,033
Convertible Notes Payable, net of discount of $126,035 and $252,070 at March 31, 2015 and December 31, 2014 respectively	830,290	704,255
Embedded Conversion Option Liability	148,200	355,611

Total Current Liabilities	3,238,786	2,957,267

Commitments and Contingencies (Note 8)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 shares authorized, 98,824,070 and 98,482,611 shares issued or issuable and outstanding at March 31, 2015 and December 31, 2014, respectively	98,824	98,483
Additional Paid-in-Capital	30,135,674	30,081,118
Accumulated Deficit	(31,221,625)	(30,762,400)

Total Stockholders' Deficit	(987,127)	(582,799)

Total Liabilities and Stockholders' Deficit	$2,251,659	$2,374,468

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2015	2014

Revenues	$100,651	$202,659

Cost of Revenues	106,824	219,365

Gross Loss	(6,173)	(16,706)

Operating Expenses (including stock based compensation expense of $54,897 and $207,654 for the three months ended March 31, 2015 and 2014, respectively)	503,194	650,505

Loss From Operations	(509,367)	(667,211)

Other Income (Expense)
Other Income	184	73
Gain (loss) on Debt Settlement	–	(20,689)
Interest Expense	(157,453)	(564,802)
Change in fair value of embedded conversion option liability	207,411	235,399
Total Other Income (Expense)	50,142	(350,019)

Loss Before Income Tax	(459,225)	(1,017,230)

Income Tax Expense	–	–

Net Loss	$(459,225)	$(1,017,230)

Net Loss Per Share- Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding- basic and diluted	98,482,611	74,791,650

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(459,225)	$(1,017,230)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	8,700	11,025
Shares issued for services	47,832	74,417
Warrants issued as debt conversion inducement fees	–	482,300
Amortization of prepaid expenses paid in common stock	–	17,956
(Gain) loss on debt settlement	–	20,689
Compensation expense related to grant of stock options	7,065	115,281
Change in fair value of embedded conversion option liability	(207,411)	(235,399)
Amortization of debt issue costs	1,219	406
Amortization of debt discount	126,035	42,011
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(25,986)	166,334
Prepaid expenses and other current assets	(42,213)	15,338
Inventory	(427,716)	(80,106)
Costs and estimated earnings in excess of billings on uncompleted contracts	(19,052)	(39,529)
Deposits	856	(2,715)
Increase (decrease) in:
Accounts payable	(76,117)	144,834
Accrued expenses	129,873	(11,066)
Sales tax payable	18,559	–
Deferred revenue	319,175	–
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,614)	(163,129)
NET CASH USED IN OPERATING ACTIVITIES	(604,020)	(458,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	–	927,500
Proceeds from subscription receivable	25,000	–
Payments of offering costs related to sale of common stock	–	(24,000)
Repayments on convertible notes payable	(3,000)	(3,000)
Payments of debt issue costs	–	(6,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,000	894,000

NET (DECREASE) INCREASE IN CASH	(582,020)	435,417

CASH AT BEGINNING OF PERIOD	1,380,554	392,098

CASH AT END OF PERIOD	$798,534	$827,515

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$–	$550,000
Accrued interest converted to common stock	$–	$175,850
Warrants issued as debt extension fee	$–	$193,625
Embedded conversion option based effective interest	$–	$478,561
Transfer of inventory to property and equipment	$41,229	$–
Prepaid insurance financed by a third party	$19,981	$–

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2015 and 2014, and our financial position as of March 31, 2015, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014. The December 31, 2014 consolidated balance sheet is derived from those statements.

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

MARCH 31, 2015

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, and revenues.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2015. As of March 31, 2015, there was $673,645 greater than the federally insured limits.

Concentration of Accounts Receivable

As of March 31, 2015, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	53%
Customer B	29%
Customer C	17%

Concentration of Revenues

For the three months ended March 31, 2015, customers that each represented more than 10% of our net revenues were as follows:

Customer A	83%
Customer B	13%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2015 and December 31, 2014 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At March 31, 2015, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 6 for further discussion of fair value measurements.)

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

MARCH 31, 2015

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

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet. At March 31, 2015 and December 31, 2014, deferred revenue amounted to $1,036,466 and $717,291 respectively. At March 31, 2015, the Company had received full and partial deposits for twenty nine EV ARC™ units.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2015, the Company has no product warranty accrual given its lack of historical warranty experience.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

Convertible notes payable that are convertible into 7,538,279 common shares, options to purchase 15,387,007 common shares and warrants to purchase 29,219,441 common shares were outstanding at March 31, 2015. These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2015 because the effects would have been anti-dilutive. These instruments may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2014 and 2015, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the three month period ended March 31, 2015 that affect the consolidated financial position of the Company or the results of its operations. Any Accounting Standard Updates which are not effective until after March 31, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

2.            GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2015, the Company had net losses of $459,225. Additionally, at March 31, 2015, the Company had a working capital deficit of $1,303,073, an accumulated deficit of $31,221,625 and a stockholders’ deficit of $987,127. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision plans to pursue debt instruments as well as a capital raise to raise funds during the upcoming months and will continue to look to raise additional funds for further operating capital and working capital later in the fiscal year. Additionally the Company continues to pursue sales transactions that would provide additional revenues and future operating profits. All such actions and funds, if successful, may or may not be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital required.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.            INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of March 31, 2015, inventory consists approximately of the following:

Work in Process	$460,600
Raw Materials	$278,648
Total Inventory	$739,248

4.            ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	March 31, 2015	December 31, 2014
Accrued vacation	$134,118	$122,537
Accrued officers’ salary	68,749	68,749
Accrued interest	203,637	173,437
Accrued estimated losses on contracts	824	1,590
Accrued insurance financing	19,981	–
Other accrued expense	50,809	1,913
Total accrued expenses	$478,118	$368,226

5.            CONVERTIBLE NOTE PAYABLE - RELATED PARTY

Prior to fiscal 2011, the Company was advanced monies by John Evey, our director, and executed a 10% convertible promissory note which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the Gemini Master Funds notes. Through a series of amendments, the conversion price of the convertible note was reduced to $0.20 and the maturity date was extended to December 31, 2013.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

After principal payments totaling $3,000 during the three month period ended March 31, 2015, the balance of the note as of March 31, 2015 is $95,616 with accrued interest amounting to $27,616. The note continues to bear interest at a rate of 10%. (See note 11)

6.          CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of March 31, 2015, the following summarizes amounts owed under short-term convertible notes:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Third Amended and Restated secured bridge Note	856,325	126,035	730,290
	$956,325	$126,035	$830,290

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of the first year’s rent for office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share. There was no beneficial conversion feature at the note date. The Company entered into a series of amendments extending the maturity date of the note to December 31, 2013 and waiving the requirement that 25% of the amount of any financing in excess of $1,000,000 be used to pay down the note balance.

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

Effective December 31, 2014, the Company entered into an additional modification extending the term of the note to December 31, 2015, and waiving, through December 31, 2014, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of March 31, 2015 is $100,000 with accrued and unpaid interest amounting to $52,822.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Through a series of amendments, the Company modified certain terms of all of the notes so that the terms for all the notes became equivalent. Further, the interest rate was reduced to 10%; the conversion price was reduced $0.15; and the term was extended to December 31, 2013.

Effective February 28, 2014 the Company entered into an additional extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes have been merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and is being amortized over the remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and is being amortized over the remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which is capitalized as an asset on the balance sheet as “Debt issue costs” and is being amortized over the remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt, and all accrued interest through 2013, and further, the accrued interest through the conversion date for the converted debt, totaling $155,161 into 4,701,076 shares of common stock of the Company (3,666,666 shares for principal and 1,034,410 for interest) at the contracted conversion price of $0.15 per share. The conversion was recorded to equity with no gain or loss on such conversion related to the principal portion, while the Company recorded a loss of $20,689 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes valuation methodology and were expensed at the date of the transaction.

At March 31, 2015, the note had a total balance of $856,325, a net balance of $730,290, and accrued interest of $112,528.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2015:

		Fair value Measurements at March 31, 2015
	Carrying Value at
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)

Embedded Conversion Option Liability	$148,200	$–	$–	$148,200

The following is a summary of activity of Level 3 liabilities for the period ended March 31, 2015:

Balance December 31, 2014	$355,611
Change in Fair Value	(207,411)
Balance March 31, 2015	$148,200

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at March 31, 2015:

Assumptions
Expected term	.25
Expected Volatility	169.83%
Risk free rate	0.66%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three month period ended March 31, 2015. The Company did however compute the valuation of this derivative liability using the binomial lattice model noting no material differences in valuation results.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

7.          NOTES PAYABLE

The Company has an outstanding Promissory Note with one of its vendors that was entered into in exchange for the vendor cancelling its open invoices to the Company. The original loan amount was for $160,633 and bears interest at 10%. The note can be converted only at the option of the Company, at any time, into common stock with an original conversion price of $0.33 per share. Partial conversions of the note occurred in 2011 and 2012, and further, through a series of amendments, the note, plus the accrued interest became due and payable on December 31, 2013. No other terms of the note were changed.

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

As of March 31, 2015, the note had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $10,671.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

8.            COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services, vendor arrangements with non binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through March 31, 2015. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements, other than a monthly forgivable draw arrangement with certain sales representatives, as of March 31, 2015.

Upon the signing of customer contracts, the Company enters into various other agreements with third party vendors who will provide services and/or products to the Company. Such vendor agreements may call for a deposit along with certain other payments based on the delivery of goods or services. The Company may be contingently liable for other payments required under such agreements.

9.           COMMON STOCK

Stock Issued for Services

As partial payment for professional services provided by GreenCore Capital, LLC (“GreenCore’) during the period ended March 31, 2015, the Company issued 202,571 shares of the Company’s common stock with a per share value between $0.13 and $0.136 (based on an average market value of the stock when earned as defined in the agreement) or $27,000 and expensed the payment at issuance. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services. (See note 11)

During the period ended March 31, 2015, the Company released 138,888 shares of common stock with a per share value of $0.15, or $20,832 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

10.         STOCK OPTIONS AND WARRANTS

Stock Options

There was no stock option activity during the three months ended March 31, 2015.

Warrants

There was no warrant activity during the three months ended March 31, 2015.

11.          RELATED PARTY TRANSACTIONS

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2015. During the three month period ended March 31, 2015, the Company made principal payments totaling $3,000 on this note. The balance of the note as of March 31, 2015 is $95,616 with accrued interest amounting to $27,616. (See note 5)

As partial payment for professional services provided by GreenCore Capital, LLC (“GreenCore’) during the period ended March 31, 2015, the Company made a cash payment amounting to $27,000 and issued 202,571 shares of the Company’s common stock with a per share value between $0.13 and $0.136 (based on an average market value of the stock when earned as defined in the agreement) or $27,000 and expensed the payments at issuance. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services. (See note 9)

During the period ended March 31, 2015, the Company released 138,888 shares of common stock with a per share value of $0.15, or $20,832 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance.

12.	SUBSEQUENT EVENTS

On April 7, 2015, the Company issued a total of 150,000 stock options to two of its non-executive employees. These stock options vest monthly over a four year period, are exercisable at a price of $0.13 per share for a period of 10 years from the date of grant, and have a total valuation of $18,483. The assumptions used in the valuation of these options include volatility of 169.62%, expected dividends of 0.0%, a discount rate of 0.66%, and expected terms, applying the simplified method, of 6 years.

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

Overview

Envision invents, designs, and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, and media and branding which management believes are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to invent, design, engineer and manufacture solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potential revenue opportunities for our customers. Management believes that Envision's products deliver multiple layers of value such as: renewably energized EV charging; media, branding, and advertising platforms; renewable and reliable energy production; architectural enhancement; reduced carbon footprint; reduction of heat islanding and improved parking experiences through shading; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (DOOH) media. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses. Envision’s products can qualify for various Federal, State and local incentives which can reduce by over 50% final out-of-pocket costs, from the Company’s selling price, for eligible customers.

Products and Technologies

The Company produces two categories of product: the EV ARC™ product (Electric Vehicle Autonomous Renewable Charger) and the Solar Tree® product. Both product lines incorporate the same underlying technology and value, but one is in a transportable format and one is in a fixed format.

Leveraging the structural and technological attributes of its existing products, the Company has developed a product called EV ARC™. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments and, we believe, is a product with a potentially large addressable market. Until now, the deployment of EV chargers could be hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is typically mounted to a poured concrete foundation which first requires excavation. Chargers also typically require a trench run to deliver grid connected electricity, and may require local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements may slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and at times, more expensive demand charges. Hosts often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them, or to install EV Chargers for their own employees and guests, because the costs and disruption associated with grid tied chargers can be prohibitive.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works and can be deployed in minutes. Its high traction ballasted base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. The ballasted pad makes the EV ARC™ unit stable and prevents it from shifting even in winds as high as 120mph according to an independent structural engineering organization which is licensed to rate such products. There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity which is stored in on-board batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ operates day and night. An EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Envision Solar continues to maintain a vendor agnostic stance with respect to EV charging, and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses. The EV ARC™ can be set up to charge up to three EVs at a time or multiple electric scooters or smaller electric vehicles.

The Company has recently successfully tested a custom transportation trailer for the EV ARC™ product. The ARC Mobility™ trailer enables the EV ARC™ product to be delivered directly to a customer site and installed in a parking space without the use of forklifts, specialized trailers or third party transportation companies. This new transportation system has reduced our costs of delivering EV ARC™ products significantly while enabling us to deliver EV ARC™ products to tighter customer locations with more flexibility in timing and with less shipping caused damage. Multiple deliveries to the City of Shasta, Sacramento, San Francisco and Mountain View have been completed successfully using this new and proprietary system. The ARC Mobility™ trailer enables the EV ARC™ product to be towed behind a pickup truck much like a boat trailer and does not require a class A licensed driver to operate.

The Company has recently integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. This advertising screen is weather, theft, and vandalism resistant and will be powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we have observed that this makes EV ARC™ a more attractive product for certain prospective customers. We believe this advancement could lead to multiple other similar uses of our products.

EV ARC™ also provides a highly reliable source of energy that is not susceptible to grid interruptions. Because EV ARC™ has on-board energy storage; it can be used as a disaster preparedness tool. We believe it is a reliable back up source of energy in times of emergency or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow only select groups, such as first responders, access the solar generated and stored energy. A fireman or police officer will be able to connect, safely, to the EV ARC™ shore power cable and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable and cleaner source of energy. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator requires and we believe there is much less chance that it will not be operational in times of emergency as the first responders are not required to start it or fill it with fuel. The EV ARC™ is remotely monitored through a cellular data connection for energy production and state of health of its vital components. The cost of the data connection is borne by the end user. We believe, and we have been told by our customers and prospects, that the triple use of EV charging, digital advertising and emergency energy production make the EV ARC™ an extremely compelling value proposition.

EV ARC™ is designed to address the sizable market of EV charging infrastructure. We believe the current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the United States and elsewhere. A standardized, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those entities which are interested in the proliferation of EV charging infrastructure. Management believes that the EV ARC™ could generate significant volumes of sales in the coming periods. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a share in the market interest. The State of California recently released an RFI (Request for Information) seeking vendors of “transportable, solar powered, EV chargers”. The State described the required solution and went on to cite Envision Solar’s EV ARC™ as exemplary of what they seek. The RFI closed in early March 2015 and we have been told by the State of California that no other vendors have produced a product which does what EV ARC™ does. California leads the nation in EV ownership, accounting for 40% of all ZEVs (zero emission vehicles) on the road in the United States. Governor Brown has set a target of reducing emissions to 40 percent below 1990 levels over the next 15 years. The Governor targeted increasing renewable electricity sources and reducing petroleum use in vehicles amongst other areas in the plan. We believe that our EV ARC™ product is an ideal product to play a role in hitting the state’s targets, and as such there is a significant opportunity for our Company as a result. Additionally we believe that other states and cities will follow California’s lead in these efforts. We have recently been specified, exclusively, in a request for bids from New York City in which the city seeks vendors to supply only Envision Solar EV ARC™ products.

In this early stage of the production evolution for the EV ARC™ and low volumes, the Company does believe the appropriate selling price point is lower than the actual initial costs of production. Management believes that certain production and selling elements will mature allowing for gross profit on future sales. These elements include possible production economies of scale, lower costs of components including the cost of battery storage which is currently a significant cost contributor, as well as design changes to allow for improved production processes and transportation. In October 2014, the Company opened up its own fabrication facility. With this new facility, management believes it will be able to better control its costs of production in such an environment and realize potential manufacturing economies of scale as orders for the product continue to be accepted and thus decreasing our costs and ultimately leading to positive gross margin impacts.

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

The Company produces a series of product variations based on the two core products which management believes offer multiple layers of value to its customers leveraging the same underlying technology and fabrication techniques and infrastructure. This enables the Company to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products.

The Company’s current list of products includes:

1.	EV ARC™ Electric Vehicle Charger,
2.	EV ARC™ Digital Electric Vehicle Charger with Digital advertising screen,
3.	EV ARC™ Motorcycle Charger,
4.	EV ARC™ Bicycle Charger,
5.	ARC Mobility™ Trailer,
6.	The Solar Tree® Standard structure, a thirty five foot square solar array mounted on a single column,
7.	The Branded Solar Tree® (HVBA) structure which includes customized branding, finishes and signage,
8.	The Solar Tree® SMP (Sustainable Media Platform) structure, which includes static and digital advertising displays,
9.	The Solar Tree® HVLC (High Value Low Cost) structure, a lower cost version of the standard Solar Tree® structure, and
10.	The Solar Tree® Socket structure, a single space version of the Solar Tree® structure.

All Envision products can be upgraded with the addition of the following:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	SunCharge™ solar powered EV charging,
3.	ARC™ technology energy storage,
4.	LED lighting,
5.	Media and branding screens,
6.	Security cameras, WiFi, sound, and emergency call boxes.

Operations

The Company is headquartered in San Diego, California in a 31,350 sq/ft building located in an industrial park. The building houses the Company’s corporate operations, sales, design, engineering and product manufacturing.

In our current location design, engineering, and fabrication disciplines are housed under one roof. Accordingly, management believes that changes, improvements and developments in the product can be quickly communicated between the disciplines such that opportunities to improve efficiency and quality or to reduce costs can be more readily achieved. Scheduling of product fabrication is under the Company’s control allowing management, rather than a third party vendor, to make decisions about priorities.

The challenges associated with setting up the fabrication facility, and with finding the human capital to make it operational, have been significant and are ongoing, but management believes that we are experiencing improvements in our products and processes, as well as cost decreases in many of the components and processes required to produce them.

One good example of this has been the prototyping and testing of our new transportation trailer for our EV ARC™ products. ARC Mobility is a specialized trailer which is meant to carry an EV ARC™ structure to the customer location and set it in a parking space without using specialized equipment like 18 wheeled trucks or forklifts. The ARC Mobility™ trailer will be towed to the site behind a pick-up truck much like a boat trailer. It has been designed so the driver will “park” the unit in a space and is single handedly able to disconnect the trailer and drive away. This development should allow us to significantly reduce the delivery costs of these products in many circumstances. ARC Mobility is being designed, engineered and fabricated in our new facility. This is a fine example of the impact our new facility is having on our ability to grow the Company successfully.

The EV ARC® and Solar Tree® structures are being built and assembled in this new facility. We believe this fabrication facility is enabling the Company to reduce direct costs associated with individual products with the right scale while enabling us to better control quality. We believe the facility is further enabling the Company to make improvements to existing products and will allow it to introduce new products in a much more timely and efficient manner. Management believes that the product development process could be significantly faster and less expensive when carried out by an in-house fabrication facility. The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources.

Management believes that the continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered as a kit of parts to the customer site, and which require minimal field labor activities, is further positioning the Company as a provider of products which are complex, but standardized and readily deployable, and which reduces the exposure of the Company to the risks and inherent margin erosion that are incumbent in field deployments. The products are standardized, scalable and highly repeatable. The documentation and deployment processes that the Company continues to create and improve upon should enable qualified sub-contracted resources to deploy the products without being dilutive to quality.

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

Services

The Company plans to manage and control the deployment of its products and believes it can supervise any field activities performed by qualified subcontracted vendors. Design, engineering, entitlement, and program management are all primarily conducted in the office while installation management is performed in the field to ensure that the highest standards and efficiencies are being met throughout the deployment. Nevertheless, as the products become more standardized and systematized, and as they require less field activities to deploy, the level of the Company’s required supervision is also expected to decrease, and therefore existing construction management skill sets resident at the Company will likely be able to be leveraged over an increasing volume of deployments.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a one year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one year period. As the Company expands its product offerings, it may offer expanded warranties on certain components. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2015, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended March 31, 2015.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue.   For the three months ended March 31, 2015, our revenues were $100,651 compared to $202,659 for the same period in 2014. In the three month period ended March 31, 2015, revenues were derived from a few projects involving the installation of our Solar Tree® arrays. Additionally, at March 31, 2015, the Company has over $2,300,000 of contracted backlog and a $1,036,466 deferred revenue balance. A significant portion of this backlog relates to orders of our EV ARC™ product that are being manufactured in our new facility. From April 1, 2015 through May 10, 2015, the Company has successfully delivered eight units of this product to end customers representing over $400,000 in revenue and further expects to deliver at least five to eight additional units prior to June 30, 2015.

Gross Loss.  For the three months ended March 31, 2015, we had a gross loss of $6,173 compared to a gross loss of $16,706 for the same period in 2014. In 2015, per generally accepted accounting principles, the majority of our project work is being accounted for with no currently estimated profit and the gross loss in the current period represents certain warranty and upgrade costs for past projects incurred in the current period. In the period ended March 31, 2014, the gross loss related primarily to certain manufacturing tooling costs which were utilized in subsequent production runs.

Operating Expenses.  Total operating expenses were $503,194 for the three months ended March 31, 2015 compared to $650,505 for the same period in 2014, an overall decrease of $147,311 or 22.6 percent year over year.  During the period ended March 31, 2015 as compared to March 31, 2014, in addition to increased sales expenses of approximately $25,000 incurred for an increased sales organization, the Company experienced notable increases in labor and certain other costs, including insurance, amounting to over $35,000 related to the administration of the growing organization and backlog. These costs were offset by a decrease in stock option expense of $108,216 to $7,065 due primarily to the end of the vesting period for forfeited stock options granted to our founder as part of the 2010 merger; a decrease of approximately $60,000 in consulting expenses; a decrease in research and development costs of approximately $21,000 as we moved into production and away from prototyping for our EV ARC™ product; and a decrease of administrative rent expense of approximately $18,000. Further, director fees were reduced by approximately $15,000 in the period ended March 31, 2015 as there were increased fees associated with new directors joining the Board in 2014.

Interest Expense. Interest expense was $157,453 for the three months ended March 31, 2015 compared to $564,802 for the same period in 2014. In the period ended March 31, 2014, the Company expensed as interest expense certain stock purchase warrants valued at $482,300 issued as an inducement to convert principal owed on certain convertible debt to shares of the Company’s common stock. No such transaction occurred in 2015. This decrease was offset by an increase of approximately $84,000 in the amortization of debt discount in the period ended March 31, 2015.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $207,411 during the three month period ended March 31, 2015 compared to a gain of $235,399 during the same period in 2014. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $459,225 for the three months ended March 31, 2015 compared to net loss of $1,017,230 for the same period in 2014. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At March 31, 2015, we had cash of $798,534. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $604,020 for the three months ended March 31, 2015, compared to cash used by operations of $458,583 for the same period in 2014. The principal elements of cash flow from operations for the three months ended March 31, 2015 included a net loss of $459,225 offset by depreciation expense of $8,700, and other net non cash items amounting to a decrease of $25,260. Further, accounts receivable increased by $25,986 as a direct result of timing issues of billings and payments for milestones on ongoing projects with no increase in bad debt expectations; prepaid expenses had a cash use which related primarily to our annual insurance premium payments; net inventory values increased by $427,716 primarily for work in process on the building of EV ARC™ units that will be sold when completed; costs and estimated earnings in excess of billings on uncompleted contracts increased by $19,052 for work completed prior to billing milestones on active projects; accounts payable decreased by $76,117 based on timing of payments; cash related accrued expense increases amounted to $129,873 and related primarily to the timing of payroll funding, the financing of insurance and increased vacation accrual; and deferred revenue increased $319,175 related to deposits received from customers for EV ARC purchases.

Cash received from our financing activities was $22,000 for the three months ended March 31, 2015 compared to cash received of $894,000 in the same period in 2014.  This cash received from financing activities is primarily net monies invested into the Company through private financings that were open in the periods. In the period ended March 31, 2015, the Company received funds that were subscribed in a 2014 equity financing but not received in such period.

As of March 31, 2015, current liabilities exceeded current assets by $1,303,073. Current assets decreased to $1,935,713 at March 31, 2015 from $2,084,118 at December 31, 2014, while current liabilities increased to $3,238,786 at March 31, 2015 from $2,957,267 at December 31, 2014. Other than the reduction in cash amounting to $582,020, the primary driver of the change in current assets was the increase in inventory value related to the work in process for EV ARC units for contracted customers. Related to current liabilities between December 31, 2014 and March 31, 2015, as discussed above, accounts payable decreased by $76,117, accrued expenses increased by approximately $110,000, and deferred revenue increased by approximately $319,000. Additionally, convertible notes payable, net of discount, increased by $126,035 related to the amortization of debt discount on the associated debt, and the embedded conversion option liability decreased to $148,200 from $355,611 as a function of the market valuation of our publically traded stock between these two dates resulting in decreased premiums to be recognized in possible future conversions of this convertible debt.

During the last two years while the Company has primarily been in a period of market awareness and product development with new product releases, the Company has not earned a gross profit on its sales of products and services.  It has been pricing its products and services to forge durable long term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased volumes of sales, efficiencies will improve and production costs will decrease thus allowing for gross profits in the future. The Company will continue to rely on capital infusions from the placement of its securities until it achieves positive cash flow from its business, which is predicated in part on raising its prices and reducing its costs.  Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements, systemization of its products leading to decreased field deployment measures, increased public awareness of the Company and its products, the addition of products with lower entry prices or higher revenue potential, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these changes, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and/or long and short term debt financing to attempt to overcome its working capital deficit. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2014. In addition, the Company has a working capital deficit at March 31, 2015. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of December 31, 2014, we had identified the following material weaknesses which still exist as of March 31, 2015 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.               Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, and other than a workers compensation appeals claim of a former employee, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company released 138,888 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act with a per share value of $0.15 (based on market price at the time of a restricted stock agreement) or a total of $20,832 for director services to two directors. The shares were fully vested.

During the three months ended March 31, 2015, the Company issued 202,571 shares of common stock with a per share value between $0.13 and $0.136 (based on an average market value of the stock when earned as defined in the service agreement) or a total of $27,000, for professional services to an entity controlled by Jay Potter, our director. The shares were fully vested.

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

___________

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

Dated: May 15, 2015	Envision Solar International, Inc.

By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer,
(Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Noble	Dated: May 15, 2015
Robert Noble, Executive Chairman

By:	/s/ Jay S. Potter	Dated: May 15, 2015
Jay S. Potter, Director

By:	/s/ John Evey	Dated: May 15, 2015
John Evey, Director

By:	/s/ Don Moody	Dated: May 15, 2015
Don Moody, Director

