Form 10-Q
period 2015-06-30
Envision Solar International, Inc.
filed 2015-08-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2015

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of August 14, 2015 was 100,560,180.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets
Cash	$78,467	$1,380,554
Accounts Receivable, net	426,511	103,217
Subscription Receivable	–	25,000
Prepaid and other current assets	112,032	134,778
Inventory, net	733,047	347,903
Costs and estimated earnings in excess of billings on uncompleted contracts	10,252	92,666
Total Current Assets	1,360,309	2,084,118

Property and Equipment, net	286,050	123,565

Other Assets
Debt issue costs, net	–	2,438
Deposits	163,284	164,347
Total Other Assets	163,284	166,785

Total Assets	$1,809,643	$2,374,468

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$586,760	$567,834
Accrued Expenses	444,535	368,226
Sales Tax Payable	135,969	96,787
Deferred Revenue	932,739	717,291
Billings in excess of costs and estimated earnings on uncompleted contracts	–	5,614
Convertible Note Payable -Related Party	92,616	98,616
Notes Payable	43,033	43,033
Convertible Notes Payable, net of discount of $0 and $252,070 at June 30, 2015 and December 31, 2014, respectively	956,325	704,255
Embedded Conversion Option Liability	194,874	355,611

Total Current Liabilities	3,386,851	2,957,267

Commitments and Contingencies (Note 8)	–	–

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 shares authorized, 98,893,514 and 98,482,611 shares issued or issuable and outstanding at June 30, 2015 and December 31, 2014, respectively	98,894	98,483
Additional Paid-in-Capital	30,148,944	30,081,118
Accumulated Deficit	(31,825,046)	(30,762,400)

Total Stockholders' Deficit	(1,577,208)	(582,799)

Total Liabilities and Stockholders' Deficit	$1,809,643	$2,374,468

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$599,222	$421,745	$699,873	$624,404

Cost of Revenues	666,416	441,443	773,240	660,808

Gross Loss	(67,194)	(19,698)	(73,367)	(36,404)

Operating Expenses (including stock based compensation expense of $68,237 and $367,445 for the six months ended June 30, 2015 and 2014, respectively)	331,559	532,869	834,753	1,183,374

Loss From Operations	(398,753)	(552,567)	(908,120)	(1,219,778)

Other Income (Expense)
Other Income	51	69	235	142
Gain (loss) on Debt Settlement, net	–	–	–	(20,689)
Interest Expense	(158,045)	(156,585)	(315,498)	(721,387)
Change in fair value of embedded conversion option liability	(46,674)	(189,333)	160,737	46,066
Total Other Income (Expense)	(204,668)	(345,849)	(154,526)	(695,868)

Loss Before Income Tax	(603,421)	(898,416)	(1,062,646)	(1,915,646)

Income Tax Expense	–	1,600	–	1,600

Net Loss	$(603,421)	$(900,016)	$(1,062,646)	$(1,917,246)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding- Basic and Diluted	98,824,070	83,622,666	98,654,284	79,231,553

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,062,646)	$(1,917,246)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	47,992	21,986
Common Stock issued for services	58,250	120,251
Warrants issued as debt conversion inducement fees	–	482,300
Amortization of prepaid expenses paid in common stock	–	17,956
(Gain) loss on debt settlement	–	20,689
Compensation expense related to grant of stock options	9,987	229,238
Change in fair value of embedded conversion option liability	(160,737)	(46,066)
Amortization of debt issue costs	2,438	1,625
Amortization of debt discount	252,070	168,046
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(323,294)	(117,840)
Prepaid expenses and other current assets	(52,133)	(41,906)
Inventory, net	(340,176)	(33,827)
Costs and estimated earnings in excess of billings on uncompleted contracts	82,414	(134,450)
Deposits	1,063	(2,715)
Increase (decrease) in:
Accounts payable	18,926	132,327
Accrued expenses	62,988	(60,317)
Sales tax payable	39,182	36,516
Deferred Revenue	215,448	–
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,614)	(163,129)
NET CASH USED IN OPERATING ACTIVITIES	(1,153,842)	(1,286,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(167,245)	(250)
NET CASH USED IN INVESTING ACTIVITIES	(167,245)	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	–	1,157,500
Proceeds from subscription receivable	25,000	–
Payments of offering costs related to sale of common stock	–	(41,600)
Repayments on convertible notes payable	(6,000)	(6,000)
Payments of debt issue costs	–	(6,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,000	1,103,400

NET DECREASE IN CASH	(1,302,087)	(183,412)

CASH AT BEGINNING OF PERIOD	1,380,554	392,098

CASH AT END OF PERIOD	$78,467	$208,686

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$–	$550,000
Accrued interest converted to common stock	$–	$175,850
Warrants issued as debt extension fee	$–	$193,625
Embedded conversion option based effective interest	$–	$478,561
Transfer of inventory to property and equipment	$52,989	$–
Prepaid insurance financed by third party	$13,321	$–

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2015 and 2014, and our financial position as of June 30, 2015, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2015

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2015. As of June 30, 2015, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of June 30, 2015, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	51%
Customer B	20%
Customer C	14%

Concentration of Revenues

For the six months ended June 30, 2015, customers that each represented more than 10% of our net revenues were as follows:

Customer A	31%
Customer B	30%
Customer C	17%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2015 and December 31, 2014 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At June 30, 2015, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 6 for further discussion of fair value measurements.)

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Revenue Recognition

Revenues are primarily derived from the direct sales of products in addition to construction projects for the construction and installation of integrated solutions and proprietary products, and on a limited basis, lease income from the lease of our products. Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

Revenues from leases, design services and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer.

Any deposits received from a customer prior to delivery of the purchased product and additionally, monies received for leases prior to a given lease period, are accounted for as deferred revenue on the balance sheet. At June 30, 2015 and December 31, 2014, deferred revenue amounted to $932,739 and $717,291 respectively. At June 30, 2015, the Company had received full and partial deposits for twenty one EV ARC™ units as well as being paid in full for the one year rental term of its sole lease.

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

June 30, 2015

(Unaudited)

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2015, the Company has no product warranty accrual given its lack of historical warranty experience.

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

Convertible notes payable that are convertible into 7,707,443 common shares, options to purchase 15,537,007 common shares and warrants to purchase 29,219,441 common shares were outstanding at June 30, 2015. These shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2015 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2014 and 2015, the Company only operated in one segment; therefore, segment information has not been presented.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

New Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2015-08

In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting,” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2015 - 11

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory.” This standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods and requires prospective adoption with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2015, the Company had a net loss and net cash used in operations of $1,062,646 and $1,153,842 respectively. Additionally, at June 30, 2015, the Company had a working capital deficit of $2,026,542, an accumulated deficit of $31,825,046 and a stockholders’ deficit of $1,577,208. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional operating and working capital through a combination of possible private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek out sales contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that currently become due in 2015.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

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

June 30, 2015

(Unaudited)

3.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of June 30, 2015, inventory consists approximately of the following:

Work in Process	$393,700
Raw Materials	$339,347
Total Inventory	$733,047

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30, 2015	December 31, 2014
Accrued vacation	$127,164	$122,537
Accrued officers’ salary	68,749	68,749
Accrued interest	234,429	173,437
Accrued estimated losses on contracts	417	1,590
Accrued insurance financing	13,321	–
Other accrued expense	455	1,913
Total accrued expenses	$444,535	$368,226

5.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

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

After principal payments totaling $6,000 during the six month period ended June 30, 2015, the balance of the note as of June 30, 2015 is $92,616 with accrued interest amounting to $30,659. The note continues to bear interest at a rate of 10% (See note 11).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

6.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

Summary – Short Term Convertible Debt:

As of June 30, 2015, the following summarizes amounts owed under short-term convertible notes:

Amount
Pegasus Note	$100,000
Gemini Master Fund – Third Amended and Restated secured bridge Note – Gemini portion	256,325
Gemini Master Fund – Third Amended and Restated secured bridge Note – Noble portion	600,000
$956,325

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

Effective December 31, 2014, the Company entered into an additional modification extending the term of the note to December 31, 2015, and waiving, through December 31, 2014, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of June 30, 2015 is $100,000 with accrued and unpaid interest amounting to $55,288.

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

June 30, 2015

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

In June 2015, Gemini sold a 70.0066819% stake in its’ note to Robert Noble, our Chairman, in a private transaction. The Company will issue two replacement notes for their respective ownership values based on this transaction. Each note will have the same terms and conditions as existed prior to this transaction and as discussed above. Each of Gemini and Robert Noble have agreed to a daily extension of their respective portion of the note(s) until further negotiations of the terms can be agreed to and finalized (See Note 11). There is no accounting effect for this transaction.

At June 30, 2015, the note(s) had a total combined balance of $856,325, and accrued interest of $136,750.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2015:

	Carrying Value	Fair value Measurements at June 30, 2015
	at
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Embedded Conversion Option Liability	$194,874	$–	$–	$194,874

The following is a summary of activity of Level 3 liabilities for the period ended June 30, 2015:

Balance December 31, 2014	$355,611
Change in Fair Value	(160,737)
Balance June 30, 2015	$194,874

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at June 30, 2015:

Assumptions
Expected term	.75-1.0
Expected Volatility	110.54%
Risk free rate	0.66%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three or six month period ended June 30, 2015. The Company did however compute the valuation of this derivative liability using the binomial lattice model noting no material differences in valuation results.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

7.	NOTES PAYABLE

The Company has an outstanding Promissory Note with one of its vendors that was entered into in exchange for the vendor cancelling its open invoices to the Company. The original loan amount was for $160,633 and bears interest at 10%. The note can be converted only at the option of the Company, at any time, into common stock with an original conversion price of $0.33 per share. Partial conversions of the note occurred in 2011, 2012 and 2013, and further, through a series of amendments, the note, plus the accrued interest became due and payable on December 31, 2014. No other terms of the note were changed.

During 2014, the Company made partial conversions of this note into 150,000 shares of the Company’s common stock. The shares were valued at their quoted trade prices aggregating $24,000. The Company recorded a reduction of principal of $30,000, and a gain on settlement of debt of $6,000 related to this transaction. Further, effective as of December 31, 2014, the Company entered into an amendment to this note extending the maturity date of the note to December 31, 2015. There was no accounting effect for this extension.

As of June 30, 2015, the note had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $11,733.

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services, vendor arrangements with non binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through June 30, 2015. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements, other than a monthly forgivable draw arrangement with certain sales representatives, as of June 30, 2015.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

9.	COMMON STOCK

Stock Issued for Services

During the six months ended June 30, 2015, as partial payment for professional services provided by GreenCore Capital, LLC (“GreenCore’), the Company issued 202,571 shares of the Company’s common stock with a per share value between $0.13 and $0.136 (based on an average market value of the stock when earned as defined in the agreement) or $27,000 and expensed the payment at issuance. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See note 11).

During the six month period ended June 30, 2015, the Company released 208,332 shares of common stock with a per share value of $0.15, or $31,250 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See note 11).

10.	STOCK OPTIONS AND WARRANTS

Stock Options

On April 7, 2015, the Company issued a total of 150,000 stock options to two of its non executive employees.  These stock options will vest over four years and were valued using the Black-Scholes option pricing methodology.  The options are exercisable at a price of $0.13 per share for a period of 10 years from the date of grant, with a combined total valuation of $18,483.  The assumptions used in the valuation of these options include volatility of 169.62%, expected dividends of 0.0%, a discount rate of 0.66%, and expected terms, applying the simplified method, of 7 years.

During the six months ended June 30, 2015, the Company recorded stock option based compensation of $9,987.

Warrants

There was no warrant activity during the six months ended June 30, 2015.

11.	RELATED PARTY TRANSACTIONS

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2015. During the six month period ended June 30, 2015, the Company made principal payments totaling $6,000 on this note. The balance of the note as of June 30, 2015 is $92,616 with accrued interest amounting to $30,659 (See note 5).

As partial payment for professional services provided by GreenCore Capital, LLC (“GreenCore’) during the six months ended June 30, 2015, the Company made cash payments amounting to $27,000 and issued 202,571 shares of the Company’s common stock with a per share value between $0.13 and $0.136 (based on an average market value of the stock when earned as defined in the agreement) or $27,000 and expensed the payments at issuance. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See note 9).

During the six month period ended June 30, 2015, the Company released 208,332 shares of common stock with a per share value of $0.15, or $31,250 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See note 9).

In June 2015, Robert Noble, our Chairman, purchased a 70.0066819% stake in the convertible note payable owed to Gemini Master Fund which became due on June 30, 2015. As of June 30, 2015, Mr. Noble’s stake in this note amounts to $600,000 in principal and $95,816 of accrued interest. Further, Mr. Noble has agreed to a daily extension of his portion of the debt until further negotiations of the terms of an extension can be agreed to and finalized (See note 6).

The Company entered into a lease agreement with Desmond Wheatley, our CEO, whereas the Company leases a pickup truck that the Company uses in its operations primarily in the delivery of EV ARC™ units. The lease calls for a payment of $1,850 per month plus $0.15 per mileage of usage. These amounts are based on third party market prices for similar vehicle leases. We have paid $6,963 during the six months ended June 30, 2015.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

12.	SUBSEQUENT EVENTS

Subsequent to June 30, 2015, pursuant to a private placement, the Company issued to two shareholders a total of 2,366,666 shares of common stock for cash with a per share price of $0.15 per share or $355,000.

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

Overview

Envision invents, designs, and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, and media and branding which management believes are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to invent, design, engineer and manufacture solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potential revenue opportunities for our customers. Management believes that Envision's products deliver multiple layers of value such as: renewably energized EV charging; media, branding, and advertising platforms; renewable and reliable energy production; architectural enhancement; reduced carbon footprint; reduction of heat islanding and improved parking experiences through shading; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (DOOH) media. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses. Envision’s products can qualify for various Federal, State and local incentives which could reduce by over 50% final out-of-pocket costs, from the Company’s selling price, for eligible customers.

Products and Technologies

The Company produces two categories of product: the EV ARC™ product (Electric Vehicle Autonomous Renewable Charger) and the Solar Tree® product. Both product lines incorporate the same underlying technology and value, but one is in a transportable format and one is in a fixed format.

Leveraging the structural and technological attributes of its existing products, the Company developed a product called EV ARC™. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments and, we believe, is a product with a potentially large addressable market. Until now, the deployment of EV chargers could be hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Entitlements, easements, leases, and other site acquisition requirements may slow, or prevent entirely, the deployment of large numbers of chargers. Hosts often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them, or to install EV Chargers for their own employees and guests, because the costs and disruption associated with grid tied chargers can be prohibitive.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works and can be deployed in minutes. Its high traction ballasted base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. An electrical cabinet integrated into the unit houses various components enabling the conversion of sunlight to electricity which is stored in on-board batteries, and delivers that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ can operate day and night. An EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Further, the EV ARC™ can be remotely monitored through a cellular data connection for energy production and the state of health of its vital components.

The Company integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we have observed that this makes EV ARC™ a more attractive product for certain prospective customers. We believe this advancement could lead to multiple other similar uses of our products.

EV ARC™ also provides a highly reliable source of energy that is not susceptible to grid interruptions. Because EV ARC™ has on-board energy storage; it can be used as a disaster preparedness tool. We believe it is a reliable back up source of energy in times of emergency or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator requires and we believe there is much less chance that it will not be operational in times of emergency. We believe, and we have been told by our customers and prospects, that the triple use of EV charging, digital advertising and emergency energy production make the EV ARC™ an extremely compelling value proposition.

The Company's Solar Tree® structure has been in deployment and continued improvement for over several years. We believe the resulting product has become the standard of quality in solar shaded parking, and while there are an increasing number of competitors in the space, we believe there is no competing product which includes all of the important attributes of the Solar Tree® structure. The Solar Tree® structure’s canopy measures 35'X35' and covers between six and eight parking spaces. We understand it to be the only single column, bio mimicked, tracking, and architectural solar support structure designed specifically for parking lots.

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

The Company has also began deploying its latest generation of Solar Tree® products; the Solar Tree® HVLC (High Value, Low Cost) array. This Solar Tree® product incorporates our latest engineering and fabrication improvements. This has allowed us to reduce costs and time to deploy Solar Tree® structures and we have seen improvements in the fabrication and installation processes. We anticipate further improvements in future deployments of the product.

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

Sales and Operations

In prior years, we have dedicated a large portion of our limited financial and human resources to product development and engineering. Sales during this time were primarily fostered by management as we developed sales channels through independent consultants and other external partners. We now believe we have a more mature product set and while we will continue to innovate, improve and add new products as a matter of course, we are now directing more resources towards internal sales and marketing channels. We have recently added a new marketing manager with a background in product and corporate messaging. We are redesigning our website to bring more focus to our core products. We are redesigning our marketing materials and will look to include product and corporate video sets. We continue to display at targeted trade shows. Further, many of our sales currently come from direct sales where prospects are identified through personal and company relationships or other customer referrals. We plan to grow where additional opportunities will come through other types of lead generation including media outreaches, an improved website, and targeted email and marketing campaigns.

We continue to build and strengthen various strategic relationships with our vendors and complementary businesses which we hope to leverage as sales channels in the future. Examples of such relationships we are fostering include, but are not limited to:

•	Solar Module vendors such as Solarworld and Sunpower
•	EV Charging companies such as Car Charging Group (CCGI) and ChargePoint
•	International players such as Aconfort in Spain

During the last few years, the Company has spent a lot of time and energy towards meeting and educating various California officials on our product set. These efforts culminated on June 12, 2015, where the Company was awarded what is potentially the largest contract we have ever received which is from the California Department of General Services (DGS) for the sale and supply of EVARC™ products to State of California Departments and all other governmental agencies in the state. This contract is valid for one year with two one-year renewal options. This contract allows all California government entities the ability and contract vehicle needed to purchase EV ARC™ units by issuing a Purchasing Authority Purchase Order against this contract. Although there are no definitive quantities associated with the contract, the State of California has assigned a total evaluated amount of $16,427,225 to this contract in its initial term. Shortly following this award, the Company received its first of what it believes will be many orders, for the purchase of 11 units totaling $691,240 by Caltrans. Caltrans is one of the world’s largest departments of transportation with a very significant budget. We understand that Caltrans’ requirements for EV charging are far greater than this initial purchase and that our opportunities to receive more significant orders from them are in front of us. Additionally, Company sales representatives are working with state employees on a purchasing user manual for our products. It is our intention to use this document to actively approach the many different agencies within the state that have a need for these products. California leads the nation in EV ownership, accounting for 40% of all ZEVs (zero emission vehicles) on the road in the United States. Governor Brown has set a target of reducing emissions to 40 percent below 1990 levels over the next 15 years. The Governor targeted increasing renewable electricity sources and reducing petroleum use in vehicles amongst other areas in the plan. We believe that our EV ARC™ product is an ideal product to play a role in hitting the state’s targets, and in conjunction with this contract award, we believe the Company is well positioned to execute on this significant opportunity as this contract vehicle will be an expedient mechanism to achieve these goals.

We further believe that the California contract could represent opportunities for the Company to win similar contracts from other states in the U.S. California has very stringent standards and is viewed by many other states as setting a high standard. Because of this, we will try to replicate our efforts in California with other states and, as a result, increase our addressable market. Government will continue to be a significant target for us for the foreseeable future. At the same time we will continue to pursue our private enterprise customers.

We successfully delivered 11 EV ARC units during the period to a solid base of customers that include government entities, Google, Genentec, and an electric utility end user. Our positive feedback from these customers leads us to believe that we are well positioned to get repeat orders from these customers. Google, as an example, is already a repeat customer, whereas they initially bought two EV ARC™ units, and after what we were told was rigorous testing on their part, they came back and placed an additional order for twenty (20) more units. Further, they purchased a ARC Mobility™ trailer allowing the opportunity to move the units throughout their campuses as they determine is necessary which they have indicated to us is a recognized benefit of our product. Genentec has reported to us that their employee base has significantly more electric vehicles than their charging infrastructure can support and that there has been “Charge rage” as it relates to our deployed EV ARC unit when employees find the unit occupied. Our discussions with Genentec lead us to believe that additional orders of EV ARC™ units may also be forthcoming from them.

We continue to experience long sales cycles for our products, including our Solar Tree® products. The sales cycle can be prolonged in part because we are educating a set of prospects in new industries in which customers do not have significant experience but also because of our strategic decision to target larger organizations with possible multiple campuses, such as Google.. It is our belief that while the sales cycle is longer for larger organizations, once won, the potential for sales and profits is far more significant.

The EV ARC™ and Solar Tree® structures are being built and assembled in our fabrication facility that was opened at the end of 2014. The learning curve challenges, which have been significant, have been addressed head on by our staff and Management believes that improvements are being made every day. We have identified and instituted many cost reducing processes and product development changes that are not only allowing for what we believe to be a better product, but are also resulting in decreased costs. Expected labor standards for the manufacturing and assembly of our product set have been significantly reduced as we produce and deliver more and more units. The delivery of our EV ARC ™ units have successfully been deployed using our proprietary trailer (ARC Mobility™) which has resulted in savings of thousands of dollars on such deliveries as compared to our prior capabilities. With increased sales and production, we believe we will continue to see economies of scale that will allow us continued opportunities to reduce the costs of components as well as gain other manufacturing efficiencies. Additionally, increased volume will allow us to spread our manufacturing overhead costs to increased product sales thus reducing the costs of individual sales and leading to increased margins. With all of the improvements we have already accomplished, coupled with continual improvements and expected volume increases in the coming periods, we believe that that our future EV ARC deliveries will result in positive gross margins impacts in the short term.

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

Revenues from leases, design services and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer.

Any deposits received from a customer prior to delivery of the purchased product and additionally, monies received for leases prior to a given lease period, are accounted for as deferred revenue on the balance sheet.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended June 30, 2015.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenue.   For the three months ended June 30, 2015, our revenues were $599,222 compared to $421,745 for the same period in 2014. In the three month period ended June 30, 2015, revenues were derived primarily from the delivery of EV ARC™ units to end customers while revenues for the period ended June 31, 2014 related primarily to performance on two larger projects involving the installation of our Solar tree® units. During the three months ended June 30, 2015, we were successful in delivering 11 EV ARC™ units of which 3 were delivered under a 12 month lease agreement. As of June 30, 2015, our backlog was approximately $1,500,000 and we have subsequently received additional orders amounting to $691,240. Management believes the Company will execute on the majority of this backlog in the current fiscal year.

Gross Loss.  For the three months ended June 30, 2015, we had a gross loss of $67,194 compared to a gross loss of $19,698 for the same period in 2014. In 2015, the majority of the gross loss came from cost overruns experienced in closing out certain projects involving the installation of our Solar tree® structures. Additionally, related to our EV ARC™ products, initial costs of production in our new manufacturing facility exceeded earlier sales prices for the product accounting for portions of this gross loss. As we have worked our way through some of the learning curve associated with manufacturing the product in-house, we continue to develop and improve upon our manufacturing processes. We have been successful in reducing certain costs of our components and reducing the labor associated with building each unit. Management believes that these continued reductions in costs, if coupled with the increased volumes of product sales, will allow for gross profits on these products moving forward.

Operating Expenses.  Total operating expenses were $331,559, for the three months ended June 30, 2015 compared to $532,869 for the same period in 2014, an overall decrease of $201,310 year over year.  The biggest component of this decrease related to stock option expense that decreased to approximately $2,900 for the period ended June 30, 2015 from $113,957 in the period ended June 30, 2014. Additionally, for the period ended June 30, 2015 as compared to June 30, 2014, labor expenses decreased by approximately $21,000 related to certain employees performing direct product work; rent expense decreased by approximately $20,000 due to a reduction in both space and cost for the administrative portion of our new facility; director compensation decreased by approximately $35,000 due to the non recurring initial compensation costs of new directors that joined our board in 2014 as well as a reduction of two board members in 2015; and other consulting fees decreased by approximately $35,000 due to a reduction in such services.

Interest Expense. Interest expense was $158,045 for the three months ended June 30, 2015 compared to $156,585 for the same period in 2014. This consistency resulted from similar debt structures and values between these two periods. All outstanding debt carries a 10% coupon interest rate.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a loss of $46,674 during the three month period ended June 30, 2015 compared to a loss of $189,333 during the same period in 2014. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $603,421 for the three months ended June 30, 2015 compared to net loss of $900,016 for the same period in 2014. Significant elements deriving these losses have been discussed above.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue.   For the six months ended June 30, 2015, our revenues were $699,873 compared to $624,404 for the same period in 2014. Although revenue values are consistent in the periods, the revenue earned in the period ended June 30, 2015 was more heavily weighted on the production and delivery of EV ARC™ units to our customers, while the revenues earned in the period ended June 30, 2014 are primarily related to projects for the installation of our Solar Tree® units. As discussed above, as of June 30, 2015, our backlog was approximately $1,500,000 and we have subsequently received additional orders amounting to $691,240. Management believes the Company will execute on the majority of this backlog in the current fiscal year.

Gross Loss.  For the six months ended June 30, 2015, we had a gross loss of $73,367 compared to a gross loss of $36,404 for the same period in 2014. In 2015, the majority of the gross loss related to cost overruns experienced in closing out certain projects involving the installation of our Solar tree® structures. Additionally, approximately $6,000 of the gross loss related to certain manufacturing tooling costs which will be utilized in subsequent production runs, $7,000 related to upgrade and warranty costs of previously sold units and $12,000 related to current deliveries of EV ARC™ units where initial costs of production in our new manufacturing facility exceeded earlier sales prices for the units. As we have worked our way through some of the learning curve associated with manufacturing the product in-house, we continue to develop and improve upon our manufacturing processes. We have been successful in reducing certain costs of our components and reducing the labor associated with building each unit. Management believes that these continued reductions in costs, if coupled with the increased volumes of product sales, will allow for gross profits on these products moving forward.

Operating Expenses.  Total operating expenses were $834,753 for the six months ended June 30, 2015 compared to $1,183,374 for the same period in 2014, an overall decrease of $348,621 or 29.5 percent year over year.  Approximately $219,000 of this decrease is associated with stock option expense that decreased to $9,987 in the six months ended June 30, 2015 from $219,251 in the period ended June 30, 2014 as a significant option grant vested (and was subsequently forfeited) prior to 2015. Additionally, during the period ended June 31, 2015 as compared to June 30, 2014, sales expenses increased by approximately $32,000 as a result of a larger sales organization; the company expended $7,500 in listing fees for the OTC exchange, the company expended $14,000 for its shareholder meeting and proxy voting; the company expended approximately $13,000 on small tools and equipment used in our new manufacturing facility; rent expense decreased by approximately $38,000 due to a reduction in both space and cost for the administrative portion of our new facility; director compensation decreased by approximately $50,000 due to the non recurring initial compensation costs of new directors that joined our board in 2014 as well as a reduction of two board members in 2015; other consulting fees decreased by approximately $116,000 due to a reduction in such services; and research and development decreased by 21,000.

Interest Expense. Interest expense was $315,498 for the six months ended June 30, 2015 compared to $721,387 for the same period in 2014. In the six month period ended June 30, 2014, the Company expensed as interest expense certain stock purchase warrants valued at $482,300 issued as an inducement to convert principal owed on certain convertible debt to shares of the Company’s common stock. No such transaction occurred in 2015. This decrease was offset by an increase of approximately $84,000 in the amortization of debt discount in the period ended June 30, 2015.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $160,737 during the six month period ended June 30, 2015 compared to a gain of $46,066 during the same period in 2014. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $1,062,646 for the six months ended June 30, 2015 compared to net loss of $1,917,246 for the same period in 2014. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $78,467. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $1,153,842 for the six months ended June 30, 2015, compared to cash used by operations of $1,286,562 for the same period in 2014. The principal elements of cash flow from operations for the six months ended June 30, 2015 included a net loss of $1,062,646 offset by depreciation expense of $47,992, and other net non cash items amounting to $162,008. Further, accounts receivable increased by $323,294 as a result of product shipments with no increase in bad debt expectations; prepaid expenses resulted in a cash use of $52,133 which related primarily to our annual insurance premium payments; increases in inventory resulted in cash use amounting to $340,176 primarily for work in process on the building of EV ARC™ units that will be sold when completed; costs and estimated earnings in excess of billings on uncompleted contracts decreased by $82,414 as milestone billings caught up to work progress; cash related accrued expense increases amounted to $62,988 and related primarily to the financing of insurance policies and increased interest accrual; and deferred revenue increased $215,448 related to deposits received from customers for EV ARC purchases.

Cash used in investing activities amounted to $167,245 and $250 for the six months ended June 30, 2015 and June 30, 2014, respectively. In 2015, these monies include items purchased for our new manufacturing facility as well as building three EV ARC™ units that were subsequently leased to a third party customer.

Cash received from our financing activities was $19,000 for the six months ended June 30, 2015 compared to cash received of $1,103,400 in the same period in 2014.  This cash received from financing activities is primarily net monies invested into the Company through private financings that were open in the periods. In the period ended June 30, 2015, the Company received funds that were subscribed in a 2014 equity financing but not received in such period.

As of June 30, 2015, current liabilities exceeded current assets by $2,026,542. Current assets decreased to $1,360,309 at June 30, 2015 from $2,084,118 at December 31, 2014, while current liabilities increased to $3,386,851 at June 30, 2015 from $2,957,267 at December 31, 2014. A significant driver of this change was the decrease in cash of $1,302,087. Other drivers of the change in current assets were the increase in inventory value of $385,144 related to the work in process for EV ARC units for contracted customers and an increase in accounts receivable of $323,294. Related to current liabilities between December 31, 2014 and June 30, 2015, accrued expenses increased by approximately $76,000, and deferred revenue increased by approximately $215,000 as customers provided deposits for the purchases of our EV ARC™ products. Additionally, convertible notes payable, net of discount, increased by $252,100 related to the amortization of debt discount on the associated debt while the debt itself remained the same, and the embedded conversion option liability decreased to $194,874 from $355,611 as a function of the market valuation of our publically traded stock between these two dates resulting in decreased premiums to be recognized in possible future conversions of this convertible debt.

During the last two years while the Company has primarily been in a period of market awareness and product development with new product releases, the Company has not earned a gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased volumes of sales, efficiencies will improve and production costs will decrease thus allowing for gross profits in the future. The Company will continue to rely on capital infusions from the private placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated in part on raising its prices and reducing its costs.  Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements leading to cost reductions, systemization of its products leading to decreased field deployment measures, increased public awareness of the Company and its products, the addition of products with lower entry prices or higher revenue potential, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these changes, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and/or long and short term debt financing to attempt to overcome its working capital deficit. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2014. In addition, the Company has a working capital deficit at June 30, 2015. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of December 31, 2014, we had identified the following material weaknesses which still exist as of June 30, 2015 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, the Company released 69,444 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act with a per share value of $0.15 (based on market price at the time of a restricted stock agreement) or a total of $10,417 for director services to one director. The shares were fully vested.

Subsequent to June 30, 2015 but prior to the date of this report, pursuant to a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 (b) of Regulation D of the Securities Act, the Company issued to two shareholders a total of 2,366,000 shares of common stock for cash with a per share price of $0.15 or $355,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	Restricted Stock Agreement between the Company and Paul H. Feller, dated January 23, 2014(7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits (9)
10.26	Consulting Agreement with GreenCore Capital, LLC, dated March 28, 2014 (9)
10.27	Contract 1-15-61-16 with the California Department of General Services, dated June 12,2015 (10)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBXBRL Presentation Linkbase Document

______________________

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 9, 2011.
(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, filed on March 28, 2012.
(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 11, 2013.
(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 16, 2013.
(7)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 28, 2014.
(8)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 26, 2014.
(9)	Incorporated by reference to the Annual Report on form 10K filed with the Securities and Exchange Commission, dated March 31, 2014.
(10)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated July 14, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Noble	Dated: August 14, 2015
Robert Noble, Executive Chairman

By:	/s/ Jay S. Potter	Dated: August 14, 2015
Jay S. Potter, Director

By:	/s/ John Evey	Dated: August 14, 2015
John Evey, Director

By:	/s/ Don Moody	Dated: August 14, 2015
Don Moody, Director

