Form 10-Q
period 2015-09-30
Envision Solar International, Inc.
filed 2015-11-16
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2015

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of November 13, 2015 was 105,138,257.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets
Cash	$116,340	$1,380,554
Accounts Receivable, net	393,626	103,217
Subscription Receivable	–	25,000
Prepaid Expenses and other current assets	65,301	134,778
Inventory, net	781,510	347,903
Costs and estimated earnings in excess of billings on uncompleted contracts	17,149	92,666
Total Current Assets	1,373,926	2,084,118

Property and Equipment, net	244,981	123,565

Other Assets
Debt issue costs, net	–	2,438
Patents	25,895	–
Deposits	163,284	164,347
Total Other Assets	189,179	166,785

Total Assets	$1,808,086	$2,374,468

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$892,908	$567,834
Accrued Expenses	428,438	368,226
Sales Tax Payable	127,946	96,787
Deferred Revenue	675,327	717,291
Billings in excess of costs and estimated earnings on uncompleted contracts	–	5,614
Notes Payable	43,033	43,033
Convertible Notes Payable -Related Parties	689,616	98,616
Convertible Note Payable, net of discount of $0 and $252,070 at September 30, 2015 and December 31, 2014, respectively	100,000	704,255
Embedded Conversion Option Liability	237,841	355,611

Total Current Liabilities	3,195,109	2,957,267

Commitments and Contingencies (Note 8)	–	–

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 shares authorized, 103,666,828 and 98,482,611 shares issued or issuable and outstanding at September 30, 2015 and December 31, 2014, respectively	103,667	98,483
Additional Paid-in-Capital	30,864,509	30,081,118
Accumulated Deficit	(32,355,199)	(30,762,400)

Total Stockholders' Deficit	(1,387,023)	(582,799)

Total Liabilities and Stockholders' Deficit	$1,808,086	$2,374,468

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$665,254	$237,604	$1,365,127	$862,008

Cost of Revenues	712,202	287,525	1,485,442	948,333

Gross Loss	(46,948)	(49,921)	(120,315)	(86,325)

Operating Expenses (including stock based compensation expense of $108,575 and $1,046,953 for the nine months ended September 30, 2015 and 2014, respectively)	412,675	559,153	1,247,428	1,742,527

Loss From Operations	(459,623)	(609,074)	(1,367,743)	(1,828,852)

Other Income (Expense)
Other Income	11	12	246	154
Gain (loss) on Debt Settlement, net	4,434	6,000	4,434	(14,689)
Interest Expense	(30,408)	(157,183)	(345,906)	(878,570)
Change in fair value of embedded conversion option liability	(42,967)	204,381	117,770	250,447
Total Other Income (Expense)	(68,930)	53,210	(223,456)	(642,658)

Loss Before Income Tax	(528,553)	(555,864)	(1,591,199)	(2,471,510)

Income Tax Expense	1,600	–	1,600	1,600

Net Loss	$(530,153)	$(555,864)	$(1,592,799)	$(2,473,110)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Shares Outstanding- Basic and Diluted	100,901,848	86,524,498	99,411,704	81,689,249

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,592,799)	$(2,473,110)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	89,445	33,854
Common Stock issued for services	95,666	203,502
Warrants issued as debt conversion inducement fees	–	482,300
Amortization of prepaid expenses paid in common stock	–	17,956
(Gain) loss on debt settlement	(7,358)	14,689
Compensation expense related to grant of stock options	12,909	343,195
Change in fair value of embedded conversion option liability	(117,770)	(250,447)
Amortization of debt issue costs	2,438	2,844
Amortization of debt discount	252,070	294,080
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(290,409)	(192,089)
Prepaid expenses and other current assets	(22,646)	(21,157)
Inventory, net	(370,322)	(200,550)
Costs and estimated earnings in excess of billings on uncompleted contracts	75,517	(22,855)
Deposits	1,063	(28,586)
Increase (decrease) in:
Accounts payable	332,432	235,912
Accrued expenses	53,552	(91,322)
Sales tax payable	31,159	1,266
Deferred Revenue	(41,964)	31,122
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,614)	(125,236)
NET CASH USED IN OPERATING ACTIVITIES	(1,502,631)	(1,744,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(175,363)	(250)
Funding of patent costs	(25,895)	–
NET CASH USED IN INVESTING ACTIVITIES	(201,258)	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	680,000	2,038,010
Proceeds from subscription receivable	25,000	–
Payments of offering costs related to sale of common stock	–	(64,440)
Repayments on convertible notes payable	(265,325)	(9,000)
Payments of debt issue costs	–	(6,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	439,675	1,958,070

NET (DECREASE) INCREASE IN CASH	(1,264,214)	213,188

CASH AT BEGINNING OF PERIOD	1,380,554	392,098

CASH AT END OF PERIOD	$116,340	$605,286

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$47,374	$–
Cash paid for income tax	$1,600	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debt converted to shares of common stock	$–	$550,000
Accrued interest converted to common stock	$–	$175,850
Warrants issued as debt extension fee	$–	$193,625
Embedded conversion option based effective interest	$–	$478,561
Common stock issued for Debt Settlement	$–	$24,000
Transfer of inventory to property and equipment	$52,989	$–
Prepaid insurance financed by third party	$6,660	$–

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014, and our financial position as of September 30, 2015, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014. The December 31, 2014 consolidated balance sheet is derived from those statements.

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

September 30, 2015

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2015. As of September 30, 2015, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of September 30, 2015, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	67%
Customer B	14%

Concentration of Revenues

For the nine months ended September 30, 2015, customers that each represented more than 10% of our net revenues were as follows:

Customer A	30%
Customer B	18%
Customer C	16%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2015 and December 31, 2014 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At September 30, 2015, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 5 for further discussion of fair value measurements.)

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

September 30, 2015

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

Any deposits received from a customer prior to delivery of the purchased product and additionally, monies received for leases prior to a given lease period, are accounted for as deferred revenue on the balance sheet. At September 30, 2015 and December 31, 2014, deferred revenue amounted to $675,327 and $717,291 respectively. At September 30, 2015, the Company has received full or partial deposits for sixteen undelivered EV ARC™ units as well as being paid in full for the one year rental term of its sole lease which has approximately six months remaining.

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

September 30, 2015

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2015, the Company has no product warranty accrual given its lack of historical warranty experience.

Patents

Effective January 2015, the company believes it is in a position to achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied, all accumulated administrative costs will be expensed in the period.

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

Convertible notes payable that are convertible into 5,849,380 common shares, options to purchase 15,337,007 common shares and warrants to purchase 29,219,441 common shares were outstanding at September 30, 2015. These shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2015 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2015, the Company had a net loss and net cash used in operations of $1,592,799 and $1,502,631 respectively. Additionally, at September 30, 2015, the Company had a working capital deficit of $1,821,183, an accumulated deficit of $32,355,199 and a stockholders’ deficit of $1,387,023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional operating and working capital through a combination of private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek out sales contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that currently become due in 2015.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of September 30, 2015, inventory consists approximately of the following:

Finished Goods	$109,845
Work in Process	387,240
Raw Materials	294,425
Inventory Allowance	(10,000)
Total Inventory	$781,510

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30, 2015	December 31, 2014
Accrued vacation	$134,401	$122,537
Accrued officers’ salary	68,749	68,749
Accrued interest	217,462	173,437
Accrued estimated losses on contracts	–	1,590
Accrued insurance financing	6,660	–
Other accrued expense	1,166	1,913
Total accrued expenses	$428,438	$368,226

5.	CONVERTIBLE NOTES PAYABLE - RELATED PARTIES AND FAIR VALUE MEASUREMENTS

As of September 30, 2015, the following summarizes amounts owed under short-term convertible notes–related parties:

Amount
Evey Note	$89,616
Gemini Master Fund – Third Amended and Restated secured bridge Note – Noble portion	600,000
$689,616

Evey Note

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

September 30, 2015

(Unaudited)

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

After principal payments totaling $9,000 during the nine month period ended September 30, 2015, the balance of the note as of September 30, 2015 is $89,616 with accrued interest amounting to $33,703. The note continues to bear interest at a rate of 10% (See note 11).

Gemini Third Amended and Restated Secured Bridge Note – Noble Portion

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

Effective February 28, 2014 the Company entered into an additional extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes have been merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and is being amortized over the remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and is being amortized over the remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which is capitalized as an asset on the balance sheet as “Debt issue costs” and is being amortized over the remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt, and all accrued interest through 2013, and further, the accrued interest through the conversion date for the converted debt, totaling $155,161 into 4,701,076 shares of common stock of the Company (3,666,666 shares for principal and 1,034,410 for interest) at the contracted conversion price of $0.15 per share. The conversion was recorded to equity with no gain or loss on such conversion related to the principal portion, while the Company recorded a loss of $20,689 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes option pricing model and were expensed at the date of the transaction.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

In June 2015, Gemini sold a 70.0066819% stake in its’ note to Robert Noble, our past Chairman and current director, in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. Each note has the same terms and conditions as existed prior to this transaction and as discussed above. There were no accounting effects for this transaction.

In September 2015, the Company made a payment of $306,624 which paid off the balance of the Gemini note and all of its associated accrued interest and recorded a loss on debt settlement of $2,925 on this transaction.

In regards to the remaining note and until further negotiations of the terms can be agreed to and finalized, Robert Noble has agreed to an extension subject to his right to terminate the extension at any time, giving the Company 48 hours written notice, in the case that the parties do not come to a satisfactory conclusion to the negotiations or for any other reason (See note 11). As Robert Noble is a Director, the note balance has been reclassified to Note Payable - Related Party in the accompanying September 30, 2015 balance sheet while it is classified as Convertible Note Payable in the accompanying December 31, 2014 balance sheet.

At September 30, 2015, the remaining note had a balance of $600,000, and accrued interest of $113,211.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at September 30, 2015:

	Carrying Value at September 30,	Fair value Measurements at September 30, 2015
	2015	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$237,841	$–	$–	$237,841

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The following is a summary of activity of Level 3 liabilities for the period ended September 30, 2015:

Balance December 31, 2014	$355,611
Change in Fair Value	(117,770)
Balance September 30, 2015	$237,841

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at September 30, 2015:

Assumptions
Expected term	1.0
Expected Volatility	124.62%
Risk free rate	0.66%
Dividend Yield	0.00%

There were no changes in the valuation techniques during the three or nine month period ended September 30, 2015. The Company did however compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results.

6.	CONVERTIBLE NOTE PAYABLE

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

Effective December 31, 2014, the Company entered into an additional modification extending the term of the note to December 31, 2015, and waiving, through December 31, 2014, the requirement to pay down the note with financing proceeds received by the Company in the period. Per generally accepted accounting principles, this modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. The balance of the note as of September 30, 2015 is $100,000 with accrued and unpaid interest amounting to $57,753.

See note 5 for additional information on a Convertible Note classified as Convertible Note Payable in 2014 but became a Convertible Note Payable - Related Party in 2015.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

As of September 30, 2015, the note had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $12,794.

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services, vendor arrangements with non binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through September 30, 2015. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements, other than monthly forgivable draw arrangements with certain sales representatives, as of September 30, 2015.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Stock Issued in Cash Sales

During the nine months ended September 30, 2015 pursuant to private placements, the Company issued 4,533,334 shares of common stock for cash with a per share price of $0.15 per share or $680,000 (See note 11).

Stock Issued for Services

During the nine months ended September 30, 2015, as partial payment for professional services provided by GreenCore Capital, LLC (“GreenCore’), the Company issued 373,107 shares of the Company’s common stock with a per share fair value between $0.13 and $0.18 (based on an average market value of the stock when earned as defined in the agreement) or $54,000 and expensed the payment at issuance. The difference between the grant date fair value and contractual value was de minimis. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See note 11).

During the nine months ended September 30, 2015, the Company released 277,776 shares of common stock with a per share fair value of $0.15, or $41,666 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See note 11).

10.	STOCK OPTIONS AND WARRANTS

Stock Options

On April 7, 2015, the Company issued a total of 150,000 stock options to two of its non executive employees.  These stock options will vest over four years and were valued using the Black-Scholes option pricing model.  The options are exercisable at a price of $0.13 per share for a period of 10 years from the date of grant, with a combined total valuation of $18,483.  The assumptions used in the valuation of these options include volatility of 169.62%, expected dividends of 0.0%, a discount rate of 0.66%, and expected terms, applying the simplified method, of 7 years.

During the nine months ended September 30, 2015, the Company recorded stock option based compensation of $12,909.

Warrants

There was no warrant activity during the nine months ended September 30, 2015.

11.	RELATED PARTY TRANSACTIONS

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2015. During the nine month period ended September 30, 2015, the Company made principal payments totaling $9,000 on this note. The balance of the note as of September 30, 2015 is $89,616 with accrued interest amounting to $33,703 (See note 5).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

As partial payment for professional services provided by GreenCore Capital, LLC (“GreenCore’) during the nine months ended September 30, 2015, the Company made cash payments amounting to $36,000, recorded additional payments of $18,000 in accounts payable and issued 373,107 shares of the Company’s common stock with a per share fair value between $0.13 and $0.18 (based on an average market value of the stock when earned as defined in the agreement) or $54,000 and expensed the payments at issuance. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See note 9).

During the nine month period ended September 30, 2015, the Company released 277,776 shares of common stock with a per share fair value of $0.15, or $41,666 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See note 9).

In June 2015, Robert Noble, our past Chairman and current director, purchased a 70.0066819% stake in the convertible note payable owed to Gemini Master Fund which became due on June 30, 2015. As of September 30, 2015, Mr. Noble’s stake in this note amounts to $600,000 in principal and $113,211 of accrued interest. Further, in regards to the remaining note and until further negotiations of the terms can be agreed to and finalized, Robert Noble has agreed to an extension subject to his right to terminate the extension at any time, giving the Company 48 hours written notice, in the case that the parties do not come to a satisfactory conclusion to the negotiations or for any other reason (See note 5).

During the nine months ended September 30, 2015, pursuant to a private placement, the Company issued 3,666,667 shares of common stock for cash with a per share price of $0.15 per share or $550,000 to Keshif Ventures LLC, a shareholder who owns approximately 20% of the Company’s common stock (see note 9).

The Company entered into a lease agreement with Desmond Wheatley, our CEO, whereas the Company leases a pickup truck that the Company uses in its operations primarily in the delivery of EV ARC™ units. The lease calls for a payment of $1,850 per month plus $0.15 per mileage of usage. These amounts are based on third party market prices for similar vehicle leases. We have accrued or paid $13,477 during the nine months ended September 30, 2015. This lease was subsequently terminated in October 2015.

12.	SUBSEQUENT EVENTS

Subsequent to September 30, 2015, pursuant to a private placement, the Company issued to two shareholders a total of 900,000 shares of common stock for cash with a per share price of $0.15 per share or $135,000.

On October 30, 2015, the Company entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to provide the Company with a revolving line of credit in the aggregate principal amount of $1,000,000, bearing interest at a floating per annum rate equal to the greater of three quarters of one percentage point (0.75%) above the Prime Rate (as that term is defined in the LSA) or four percent (4.00%). The line of credit is secured by a second priority perfected security interest in all of the assets of the Company in favor of the Bank. Under the terms of the LSA, the Bank received a non-refundable commitment fee of twenty five hundred dollars ($2,500) and reimbursement of all Bank expenses for documentation up to ten thousand dollars ($10,000). As a condition to the extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party based on ownership interest in the Company, agreed to guarantee all of the Borrower’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between Bank and Keshif, dated October 30, 2015 (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Borrower’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement, dated October 30, 2015 (“Subordination Agreement”). In consideration for the Guaranty, Envision agreed to issue 571,429 shares of its common stock, with a per share fair value of $0.16, or $91,429 (based on the market price at the time of the agreement) to Keshif pursuant to a stock purchase agreement, dated October 30, 2015 (“SPA”). These shares will be recorded as loan origination costs and will be presented as a direct deduction from the related debt liability. Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 30, 2015 (each, a “Measurement Period”) that Keshif guarantees the Company’s obligations under the LSA, Keshif will also receive the number of additional shares of the Company’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. The Company also issued a side letter to Keshif (the “Side Letter”), which in addition to confirming Keshif’s entitlement to the Shares, provided certain contractual rights to Keshif in consideration for the Guaranty, including a covenant by the Company to provide financial statements and other periodic reports to Keshif, an agreement to reimburse Keshif for payments made by Keshif to the Bank in accordance with the Guaranty (“Reimbursement Obligation”), and the grant of a security interest, subordinated to the Bank under the Subordination Agreement, to secure the Reimbursement Obligation. Keshif also has the right under the Side Letter to invite one representative to attend all meetings of Envision’s Board of Directors and, in the event Envision is unable to meet its obligations under the LSA, Keshif will immediately become entitled to elect one member to Envision’s Board of Directors.

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

Overview

Envision invents, designs, and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and energy security and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, media and branding and energy security which management believes are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to invent, design, engineer and manufacture solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potential revenue opportunities for our customers. Management believes that Envision's products deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (DOOH) media. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses. Envision’s products can qualify for various Federal, State and local incentives which could reduce by over 50% final out-of-pocket costs, from the Company’s selling price, for eligible customers.

Products and Technologies

The Company produces two categories of product: the EV ARC™ product (Electric Vehicle Autonomous Renewable Charger) and the Solar Tree® product. Both product lines incorporate the same underlying technology and value, but one is in a transportable format and one is in a fixed format.

Leveraging the structural and technological attributes of its existing products, the Company has developed a patent pending product called EV ARC™. EV ARC™ has been approved for a patent and we expect the patent to issue before December 31, 2015. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging and/or outdoor advertising infrastructure deployments and, we believe, is a product with a potentially large addressable market. Until now, the deployment of EV chargers could be hindered by complications in the site acquisition process caused by the complicated and invasive processes required to fulfill the installation. Entitlements, easements, leases, and other site acquisition requirements may slow, or prevent entirely, the deployment of large numbers of chargers. Hosts often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them, or to install EV Chargers for their own employees and guests, because the costs and disruption associated with grid tied chargers can be prohibitive. Outdoor advertising solutions face the same hurdles and are often also barred due to local jurisdictional prohibitions on the deployment of signs or billboards due to concerns about urban blight for profit.

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

The Company integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we have observed that this makes EV ARC™ a more attractive product for certain prospective customers. We believe this advancement could lead to multiple other similar uses of our products. Because The EV ARC™ product delivers valuable services such as solar powered EV charging and a secure energy source which can be used by first responders during grid failures, management believes that it may be eligible for permitting where straight advertising platforms would be prohibited.

Digital Out of Home Advertising is the third fastest growing advertising medium, after online video and mobile. Double digit growth and billions of dollars a year in US and Global spending make outdoor advertising an attractive opportunity for anyone who can make it work. There are, however, significant barriers to making it work.

In general, it is becoming harder to deploy outdoor advertising in most places where it is of value in the US. Similar to the EV charging vertical, the outdoor advertising industry seeks new solutions to overcome the significant barriers to entry such as planning, entitlement, electrical circuitry, and civil engineering. Industry veterans spend a good deal of time looking for the “new new” in advertising, a solution that is environmentally friendly, cost effective and most importantly, can make its way through the significant hurdles of permitting and zoning. We believe that our products are ideally placed to reduce many of the barriers to entry for outdoor advertising and as such we believe that significant opportunities may present themselves to us as we continue to address this market.

EV ARC™ also provides a highly reliable source of energy that is not susceptible to grid interruptions. Because EV ARC™ has on-board energy storage; it can be used as a disaster preparedness tool. We believe it is a reliable back up source of energy in times of emergency or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator requires and we believe there is much less chance that it will not be operational in times of emergency. According to the IEEE, power interruptions are increasing at a rate of 2% every year and the US experiences at least one major black out every ten years, also with increasing frequency. Power interruptions and power quality issues cost the US economy almost $200 billion per year. We are living in an era during which we rely more than ever on reliable power and yet the grid is becoming increasingly less reliable. This trend is expensive, disruptive and, often, life threatening. Because of the very high degree of importance of reliable and secure energy, we believe that the opportunity in energy security is very significant and an area where we can differentiate ourselves from the more commoditized area of the renewable energy industry. Companies and Governments are spending time and money addressing energy vulnerability. The US Military views current electrical generation and delivery infrastructure as one of the greatest threats to National Security. Envision Solar has products which deliver electricity, in all weather conditions and in a distributed, safe, and reliable manner which is impossible to disrupt on a large scale.

We believe, and we have been told by our customers and prospects, that the triple use of EV charging, digital advertising and emergency energy production make the EV ARC™ and Solar tree® products extremely compelling value propositions.

The Company's Solar Tree® structure has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in solar shaded parking, and while there are an increasing number of competitors in the space, we believe there is no competing product which includes all of the important attributes of the Solar Tree® structure. The Solar Tree® structure’s canopy measures 35'X35' and covers between six and eight parking spaces. We understand it to be the only single column, bio mimicked, tracking, and architectural solar support structure designed specifically for parking lots.

The Company has invented and incorporated EnvisionTrak™, its patented and proprietary tracking solution, into its Solar Tree® structure, creating EnvisionTrak™ which we believe increases the Company's technological leadership within the industry. We believe EnvisionTrak™ to be a complex integration of the highest quality gearing, electrical motors, and controls which are combined in a robust, highly engineered, and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvisionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our past customers, to significantly increase electrical production, but perhaps a greater value is the high visual appeal created by Solar Tree® structures which are tracking the sun in perfect synchronicity.

The Company has also deployed its latest generation of Solar Tree® products; the Solar Tree® HVLC (High Value, Low Cost) array. This Solar Tree® product incorporates our latest engineering and fabrication improvements. This has allowed us to reduce costs and time to deploy Solar Tree® structures and we have seen improvements in the fabrication and installation processes. We anticipate further improvements in future deployments of the product.

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

The Company produces a series of product variations based on its two core products which management believes offer multiple layers of value to its customers leveraging the same underlying technology and fabrication techniques and infrastructure. This enables the Company to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products.

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

Sales and Operations

In prior years, we have dedicated a large portion of our limited financial and human resources to product development and engineering. Sales during this time were primarily fostered by management as we developed sales channels through independent consultants and other external partners. We now believe we have a more mature product set and while we will continue to innovate, improve and add new products as a matter of course, we are looking at directing more resources toward internal sales and marketing channels. We redesigned and have re-launched our website to bring more focus to our core products. We are redesigning our marketing materials and have created corporate video sets. We plan to create and disseminate more videos which describe the values delivered by our products. We also continue to display at targeted trade shows. Further, many of our sales currently come from direct sales where prospects are identified through personal and Company relationships or other customer referrals. We plan to attract additional opportunities through the use of other types of lead generation including media outreaches, our improved website, and targeted email and marketing campaigns.

We continue to build and strengthen various strategic relationships with our vendors and other complementary businesses which we hope to leverage as sales channels in the future. Examples of the relationships we are fostering include, but are not limited to:

•	Solar Module vendors such as Solarworld and Sunpower
•	EV Charging companies such as Car Charging Group (CCGI) and ChargePoint
•	International players such as Aconfort in Spain
•	A respected Chinese distributor with access to Chinese government contracts

During the last few years, we have spent significant time and energy meeting and educating various California officials about our product set. These efforts and others culminated in the June 2015 award for what is potentially the largest contract we have ever received with the California Department of General Services (DGS) allowing for the sale and supply of EVARC™ products to State of California Departments and all other governmental agencies in the state. This contract is valid for one year with two one-year renewal options. This contract delivers to all California government entities the ability and contract vehicle needed to purchase EV ARC™ units by issuing a Purchasing Authority Purchase Order against this contract. Although there are no definitive quantities associated with the contract, the State of California assigned a total evaluated amount of $16,427,225 for its initial term. Since this award, we have received orders from three different agencies for the purchase of units totaling almost $900,000. One such agency is Caltrans, one of the world’s largest departments of transportation with a very sizable budget. We understand that Caltrans’ requirements for EV charging are far greater than their initial purchase and that we have the opportunities to receive more significant orders from Caltrans in the future. California leads the nation in EV ownership, accounting for 40% of all ZEVs (zero emission vehicles) on the road in the United States. Governor Brown has set a target of reducing emissions to 40 percent below 1990 levels over the next 15 years. The number of public/workplace charging outlets in California has grown by 652% since 2011. With 150,000 electric vehicles on its highways, California has 40% of the U.S. electric vehicle market, and the industry is expected to generate roughly $4.5 billion in California sales and services by 2023. Gov. Jerry Brown has called for one million zero-emission vehicles in California by 2020 and recently signed into law SB 350 to, among other positive steps, expand EV charging. The Governor targeted increasing renewable electricity sources and reducing petroleum use in vehicles amongst other areas in the plan. We believe that our EV ARC™ product is an ideal product to play a role in hitting the state’s targets, and in conjunction with this contract award, we believe we are well positioned to benefit from this significant opportunity as this contract vehicle will be an expedient mechanism to help achieve these goals.

We believe that our California contract could represent opportunities for us to win similar contracts from other states in the U.S. We believe California has very stringent standards and is viewed by many other states as setting a high standard. Because of this, we will try to replicate our efforts in California with other states and, as a result, increase our addressable market. Although through a different contractual mechanism, we recently sold and delivered our EV ARC™ product to the City of New York representing what we believe to be continued progress in seizing government opportunities which will continue to be a significant target for us for the foreseeable future. At the same time, we will continue to pursue our private enterprise customers.

Though we successfully delivered ten EV ARC units during the period, in the future, we believe that we can deliver at a rate of just over 2 per week and we believe that we will improve that pace as our processes evolve. A lack of operating capital was one cause of the reduced number of units being delivered during the period. We have recently secured a revolving line of credit from Silicon Valley Bank which will allow us to bridge our operating capital requirements and help us to complete more orders and in less time. As a result, we believe that we will deliver twice as many units in the fourth quarter as we did in the third.

The positive feedback we receive from our customers leads us to believe that we are well positioned to get repeat orders. Google, already a repeat customer, continues to communicate their appreciation of the product. In addition to buying units, Google will soon receive its ARC Mobility™ trailer allowing it the opportunity to move units throughout its campuses which Google has indicated is a recognized benefit of our product. Genentec, another customer, has reported to us that its employee base has significantly more electric vehicles than its charging infrastructure can support which lead us to believe that additional orders of EV ARC™ units may also be forthcoming.

In general, the growth of EV sales and lack of corresponding growth in EV charging infrastructure has lead to increasing incidents of what is being referred to as “charge rage”, particularly in work place charging environments where there may be 7 to 10 EVs for every charger. Because EV ARC™ products are easy to deploy, and highly scalable to help meet increasing demand, we believe that we will capture a fair share of future EV charger sales.

We continue to experience long sales cycles for our products, including our Solar Tree® products. The sales cycle can be prolonged in part because we are educating a set of prospects in new industries in which customers do not have significant experience but also because of our strategic decision to target larger organizations with possible multiple campuses, such as Google. It is our belief that while the sales cycle is longer for larger organizations, once won, the potential for sales and profits is far more significant.

The EV ARC™ and Solar Tree® structures are being built and assembled in our fabrication facility that was opened at the end of 2014. The learning curve challenges, which have been significant, are being addressed head on by our staff and management believes that improvements are regularly being made. We have identified and instituted cost reducing processes and product development changes that are not only allowing for what we believe to be a better product, but which should also result in decreased costs. The amount of direct labor necessary for the manufacturing and assembly of our product set has been reduced and we expect reductions in labor and other costs to continue as we as we produce and deliver more and more units. We have successfully delivered EV ARC ™ units using our proprietary transportation system (ARC Mobility™) which has resulted in the savings of thousands of dollars on such deliveries over the traditional outsourced models we previously employed. With increased sales and production, we believe we will continue to see economies of scale that will allow us continued opportunities to reduce the costs of components as well as gain other manufacturing efficiencies. Additionally, increased volume will allow us to spread our manufacturing overhead costs to larger numbers of product units thus reducing the costs of individual units and leading to positive and increasing margins. The improvements we have already incorporated, coupled with continual improvements and potential volume increases in the coming periods, we believe future EV ARC™ product deliveries will result in positive gross margins impacts in the upcoming year.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended September 30, 2015.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue.   For the three months ended September 30, 2015, our revenues were $665,254 compared to $237,604 for the same period in 2014. In the three month period ended September 30, 2015, revenues were derived primarily from the delivery of EV ARC™ units to end customers while revenues for the period ended September 30, 2014 related primarily to performance on two larger projects involving the installation of our Solar tree® units. During the three months ended September 30, 2015, we successfully delivered ten EV ARC™ units and recognized the quarterly rent for previously delivered units under a 12 month lease agreement. As of September 30, 2015, our backlog was approximately $1,300,000. Management believes the Company will execute on the majority of this backlog in the current fiscal year.

Gross Loss.  For the three months ended September 30, 2015, we had a gross loss of $46,948 compared to a gross loss of $49,921 for the same period in 2014. The majority of the gross loss came from costs associated with manufacturing our EV ARC™ products, including, in 2015, our manufacturing overhead costs. In conjunction with early sales and production volumes, initial costs of production in our new manufacturing facility currently exceed sales prices for the product accounting for a gross loss. Warranty costs remain low at $3,000 for the quarter. As we have worked our way through some of the learning curve associated with manufacturing our product in-house, we continue to develop and improve upon our manufacturing processes. We have been successful in reducing costs associated with some of our components and raw materials as well as reducing the direct labor associated with building each unit. Additionally, with increased production volumes, we expect our per unit allocated manufacturing overhead costs to be reduced driving even lower per unit total costs. Management believes that continued reductions in costs, when coupled with increased production volumes, will allow for gross profits on our products in the coming year.

Operating Expenses.  Total operating expenses were $412,675, for the three months ended September 30, 2015 compared to $559,153 for the same period in 2014, an overall decrease of $146,478 year over year.  The biggest component of this decrease related to stock option expense that decreased to approximately $2,900 for the three month period ended September 30, 2015 from $114,000 in the three month period ended September 30, 2014. Additionally, for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014, labor expenses increased by approximately $60,000 related to increases in employee count and their associated vacation expense coupled with a engineer who did research and development for the Company in the 2014 period who became an administrative employee in the 2015 period, thus shifting $21,000 of expense. Further, for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014, administrative rent expense decreased by approximately $20,000 due to a reduction in both space and cost for the administrative portion of our new facility; travel expenses increased due to increased travel of our chief executive officer in pursuit of new business, director compensation decreased by approximately $45,000 due to the non recurring initial compensation costs of a new director that joined our board in 2014 as well as a reduction of two board members in 2015; and marketing costs decreased by approximately $25,000 due to a series of tradeshows attended in 2014 and the associated higher costs to transport our EV ARC™ product prior to the creation of our ARC Mobility trailer.

Interest Expense. Interest expense was $30,408 for the three months ended September 30, 2015 compared to $157,183 for the same period in 2014 resulting from completion of debt discount amortization in June 2015 on certain debt that became due in June 2015. All outstanding debt carried a 10% coupon interest rate.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a loss of $42,967 during the three month period ended September 30, 2015 compared to a gain of $204,381 during the same period in 2014. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $530,153 for the three months ended September 30, 2015 compared to net loss of $555,864 for the same period in 2014. Significant elements deriving these losses have been discussed above.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenue.   For the nine months ended September 30, 2015, our revenues were $1,365,127 compared to $862,008 for the same period in 2014. Revenues earned in the period ended September 30, 2015 were more heavily weighted from the production and delivery of twenty one EV ARC™ units to our customers, while the revenues earned in the period ended September 30, 2014 were primarily related to projects for the installation of our Solar Tree® units. As discussed above, as of September 30, 2015, our backlog is approximately $1,300,000. Management believes the Company will execute on the majority of this backlog in the current fiscal year.

Gross Loss.  For the nine months ended September 30, 2015, we had a gross loss of $120,315 compared to a gross loss of $86,325 for the same period in 2014. In 2015, approximately $52,000 of the gross loss related to cost overruns experienced in closing out certain projects involving the installation of our Solar Tree® structures. Additionally, approximately $6,000 of the gross loss related to certain manufacturing tooling costs which will be utilized in subsequent production runs, $5,000 related to upgrades offered to earlier customers, warranty costs were minimal at approximately $4,500, and approximately $50,000 related to current deliveries of EV ARC™ units where, in conjunction with current sales volumes, the initial costs of production in our new manufacturing facility exceeded sales prices for the units. As we have worked our way through some of the learning curve associated with manufacturing our product in-house, we continue to develop and improve upon our manufacturing processes. We have been successful in reducing costs associated with some of our components and raw materials as well as reducing the direct labor associated with building each unit. Additionally, with increased production volumes, we expect our per unit allocated manufacturing overhead costs to be reduced driving even lower per unit total costs. Management believes that continued reductions in costs, when coupled with increased production volumes, will allow for gross profits on our products in the coming year.

Operating Expenses.  Total operating expenses were $1,247,428 for the nine months ended September 30, 2015 compared to $1,742,527 for the same period in 2014, an overall decrease of $495,009 or 28.4 percent year over year.  Approximately $330,000 of this decrease is associated with stock option expense that decreased to $12,909 in the nine months ended September 30, 2015 from $343,195 in the nine month period ended September 30, 2014 as a significant option grant vested (and was subsequently forfeited) prior to 2015. Additionally, during the nine month period ended September 30, 2015 compared to nine month period ended September 30, 2014, sales expenses increased by approximately $35,000 as a result of a larger sales organization; the Company expended $7,500 in listing fees for the OTC exchange, the Company expended $14,000 for its shareholder meeting and proxy voting; the Company expended approximately $18,000 on small tools and equipment used in our new manufacturing facility; administrative rent expense decreased by approximately $58,000 due to a reduction in both space and cost for the administrative portion of our new facility; director compensation decreased by approximately $95,000 due to the non recurring initial compensation costs of new directors that joined our board in 2014 as well as a reduction of two board members in 2015; other consulting fees decreased by approximately $116,000 due to a reduction in such services; marketing costs decreased by approximately $25,000 due to a series of tradeshows attended in 2014 and the associated higher costs to transport our EV ARC™ product prior to the creation of our ARC Mobility trailer; and research and development decreased by $43,000 due to the direct hiring in 2015 of a consultant which also accounted for, in addition to increased personnel to operate our new manufacturing facility, an increase in labor expense of approximately $55,000.

Interest Expense. Interest expense was $345,906 for the nine months ended September 30, 2015 compared to $878,570 for the same period in 2014. In the nine month period ended September 30, 2014, the Company expensed as interest expense certain stock purchase warrants valued at $482,300 issued as an inducement to convert principal owed on certain convertible debt to shares of the Company’s common stock. No such transaction occurred in 2015. Additionally, amortization of debt discount decreased by approximately $42,000 in the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014 due to certain debts becoming due in June 2015.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $117,770 during the nine month period ended September 30, 2015 compared to a gain of $250,447 during the same period in 2014. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $1,592,799 for the nine months ended September 30, 2015 compared to net loss of $2,473,110 for the same period in 2014. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At September 30, 2015, we had cash of $116,340. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $1,502,631 for the nine months ended September 30, 2015, compared to cash used by operations of $1,744,632 for the same period in 2014. The principal elements of cash flow from operations for the nine months ended September 30, 2015 included a net loss of $1,592,799 offset by depreciation expense of $89,445, and other net non cash items amounting to $151,855. Further, accounts receivable increased by $290,409 as a result of the timing of product shipments with no increase in bad debt expectations; prepaid expenses resulted in a cash use of $22,646 which related primarily to our annual insurance premium payments; increases in inventory resulted in cash use amounting to $370,322 primarily for work in process on the building of EV ARC™ units that will be sold when completed; costs and estimated earnings in excess of billings on uncompleted contracts decreased by $75,517 as milestone billings caught up to work progress as projects wind down; cash related accrued expense increases amounted to $53,522 and related primarily to increased interest and vacations accruals; and deferred revenue decreased $41,964 related to deliveries of EV ARC™ units where previous deposits were received for customer orders.

Cash used in investing activities amounted to $201,258 and $250 for the nine months ended September 30, 2015 and September 30, 2014, respectively. In 2015, these monies include items purchased for our new manufacturing facility, the costs to build three EV ARC™ units that were subsequently leased to a third party customer, and the costs associated with patenting product ideas.

Cash received from our financing activities was $439,675 for the nine months ended September 30, 2015 compared to cash received of $1,958,070 in the same period in 2014.  This cash received from financing activities is primarily net monies invested into the Company through private placements that were open in the periods. In the nine month period ended September 30, 2015, the Company also made payments of $265,325 to pay down certain debt facilities.

As of September 30, 2015, current liabilities exceeded current assets by $1,821,183. Current assets decreased to $1,373,926 at September 30, 2015 from $2,084,118 at December 31, 2014, while current liabilities increased to $3,195,109 at September 30, 2015 from $2,957,267 at December 31, 2014. A significant driver of this change was the decrease in cash of $1,264,214. Other drivers of the change in current assets were the increase in inventory value of $433,607 related to the work in process for EV ARC™ units for contracted customers and an increase in accounts receivable of $290,409. Related to current liabilities between December 31, 2014 and September 30, 2015, accrued expenses increased by approximately $60,000, and deferred revenue decreased by approximately $42,000 as product was delivered to customers who previously provided deposits for the purchases of our EV ARC™ products. Additionally, convertible notes payable, net of discount, decreased by approximately $4,000 related to the amortization of debt discount on the associated debt in addition to debt pay downs of a portion of our convertible note instrument. The embedded conversion option liability decreased as a result of the convertible note pay down to $237,841 at September 30, 2015 from $355,611 at December 31, 2014 as a function of the market valuation of our publically traded stock between these two dates resulting in decreased premiums to be recognized in possible future conversions of this convertible debt.

During the last three years while the Company has primarily been in a period of market awareness and product development with new product releases, the Company has not earned a gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased volumes of sales, efficiencies will improve and production costs will decrease thus allowing for gross profits in the future. The Company will continue to rely on capital infusions from the private placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated in part on raising its prices and reducing its costs.  Management cannot currently predict when or if it will achieve positive cash flow.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2014. In addition, the Company has a working capital deficit at September 30, 2015. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of December 31, 2014, we had identified the following material weaknesses which still exist as of September 30, 2015 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, and other than a worker’s compensation appeals claim of a former employee, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, the Company released 69,444 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 (based on market price at the time of a restricted stock agreement) or a total of $10,417 for director services to one director. The shares were fully vested.

During the three months ended September 30, 2015, pursuant to Rule 506 (b) of Regulation D of the Securities Act, the Company issued 170,536 shares of common stock with a per share value between $0.14 and $0.18 (based on an average market value of the stock as defined in the service agreement) or a total of $27,000, for professional services to an entity controlled by Jay Potter, our director. The shares were fully vested.

During the three months ended September 30, 2015, pursuant to a private placement made pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 4,533,334 shares of common stock for cash with a per share price of $0.15 or $680,000 to four investors.

Subsequent to September 30, 2015 but prior to the date of this report, pursuant to a private placement pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 900,000 shares of common stock for cash with a per share price of $0.15 or $135,000 to two investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	Restricted Stock Agreement between the Company and Paul H. Feller, dated January 23, 2014(7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits (9)
10.26	Consulting Agreement with GreenCore Capital, LLC, dated March 28, 2014 (9)
10.27	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 29, 2015 (10)
10.28	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 29, 2015 (10)
10.29	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 29, 2015 (10)
10.30	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 29, 2015 (10)
10.31	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 29, 2015 (10)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBXBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 9, 2011.
(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, filed on March 28, 2012.
(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 11, 2013.
(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 16, 2013.
(7)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 28, 2014.
(8)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 26, 2014.
(9)	Incorporated by reference to the Annual Report on form 10K filed with the Securities and Exchange Commission, dated March 31, 2014.
(10)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 5, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: November 16, 2015	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer, (Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Evey	Dated: November 16, 2015
John Evey, Chairman

By:	/s/ Jay S. Potter	Dated: November 16, 2015
Jay S. Potter, Director

By:	/s/ Robert Noble	Dated: November 16, 2015
Robert Noble, Director

By:	/s/ Don Moody	Dated: November 16, 2015
Don Moody, Director

