Form 10-K
period 2015-12-31
Envision Solar International, Inc.
filed 2016-03-30
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2015

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,524,122 as of June 30, 2015 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

The number of registrant's shares of common stock, $0.001 par value, outstanding as of March 23, 2016 was 107,502,938.

i

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) and its subsidiary.

ITEM 1. BUSINESS

Envision invents, designs, and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and energy security and disaster preparedness. We focus on creating renewable energized powered platforms for electric vehicle (“EV”) charging, media and branding, and energy security which management believes are attractive, rapidly deployable, and of the highest quality. Management believes that our chief differentiator is our ability to invent, design, engineer, and manufacture solar powered products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value including: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility “green-halo” branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through sales of digital out of home (“DOOH”) media. We believe our products can qualify for various federal, state and local incentives which could significantly reduce final out-of-pocket costs from our selling price for eligible customers. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses.

Products and Technologies

The Company produces two categories of product: the EV ARC™ product (Electric Vehicle Autonomous Renewable Charger) and the Solar Tree® product. Both product lines incorporate the same underlying technology and value, but one in a transportable format and one in a fixed format.

Leveraging the structural and technological attributes of its existing products, the Company has developed a patented product called EV ARC™. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments and, we believe, is a product with a potentially large addressable market. Until now, the deployment of EV chargers could be hindered by complications in the site acquisition processes caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is typically mounted to a poured concrete foundation which first requires excavation. Chargers also typically require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements may slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and at times, more expensive demand charges. Landlords, corporations, venues, and other hosts often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them, or to install EV Chargers for their own employees and guests, because the costs and disruption associated with grid tied chargers can be prohibitive.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works and is deployed in minutes. Its ballasted, high traction base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. There is an electrical cabinet which is attractively integrated into the unit and in which various components enable the conversion of sunlight to electricity which is stored in on-board batteries, and the delivery of that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ operates day and night. An EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Envision continues to maintain a vendor agnostic stance in regards to EV charging, and as such, EV ARC™ is designed to accept whichever EV charger the end customer chooses. The EV ARC™ can be set up to charge up to three EVs at a time or multiple electric scooters or smaller electric vehicles.

The Company has integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. This advertising screen is weather, theft, and vandalism resistant and will be powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we believe that this makes EV ARC™ a more attractive product for certain prospective customers. This advancement could lead to multiple other similar uses of our products.

EV ARC™ also provides a highly reliable source of energy that is not susceptible to grid interruptions. Because EV ARC™ has on-board energy storage, it can be used as a disaster preparedness tool. It is a reliable back up source of energy in times of emergency or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow only a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to connect, safely, to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable and cleaner source of energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator does and there is much less chance that it will not be operational in times of emergency as the first responders are not required to start it or fill it with fuel. We believe and, we have been told by our customers and prospects, that the triple use of EV charging, digital advertising and emergency energy production make the EV ARC™ an extremely compelling value proposition.

EV ARC™ is designed to address the sizable market of EV charging infrastructure. The current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the US and elsewhere. A standardized, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those that are interested in the proliferation of EV’s and EV charging infrastructure. Management believes that the EV ARC™ could generate significant sales in the coming months. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a share in the market interest. Last year, the State of California released an RFI (Request for Information) seeking vendors of “transportable, solar powered, EV chargers.” The State described the required solution and went on to cite Envision’s EV ARC™ as exemplary of what they seek. The RFI closed in early March 2015 and we have been told by the State of California that no other vendors have produced a product which does what EV ARC™ does.

In July 2015 the Department of General Services of the State of California awarded us a one year contract, with options for the State to have two one-year extensions, to produce and sell the EV ARC™ to any California state, local, or municipal agency that orders them from us. The State assigned an initial value of over $16 million for the first year of this contract and though we cannot be certain of how many orders we will receive, we believe initial indications are positive as evidenced by the purchase orders we are currently executing for Caltrans.

Current EV ARC™ customers include Google, Caltrans, New York City, Genentec, Johnson and Johnson, the City of Boulder, the City of Shasta and others.

In the early stage of the production evolution for the EV ARC™ with low volumes, the Company believed the appropriate selling price point would be lower than the actual initial costs of production. Management believes that certain production elements are maturing allowing for gross profit on future sales. These elements include possible production economies of scale, lower costs of components including the cost of battery storage which is currently a significant cost contributor, as well as design changes to allow for improved production processes and transportation. In October 2014, the Company opened up its own fabrication facility. With our own facility, management believes it is able to better control its production costs and realize potential manufacturing economies of scale as orders for the product continue to be accepted, thus decreasing our costs and ultimately leading to positive gross profit margins in the future.

The Company’s patented Solar Tree® structure has been in deployment and continued improvement for over seven years. During the last few years, the Solar Tree® structure was redesigned from the ground up to incorporate what management felt were the best attributes of previous designs. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, bio mimicked, tracking, and architectural solar support structure with integrated energy storage and media platforms available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can enable EV charging in locations where it would otherwise be impossible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging can be served by our Solar Tree® products which are optimized for direct current (“DC”) fast charging. The costs and environmental impact associated with delivering a 50kw circuit to a remote rest area may be prohibitive whereas a Solar Tree® direct current fast charger (“DCFC”) can be deployed in a matter of days with minimal site disturbance. Management believes that our relationship with Caltrans, which is currently limited to the sale of EV ARC™ systems, can be leveraged to enable sales of our larger and more expensive Solar Tree® products. We further believe that success with Caltrans might be leveraged with other departments of transportation across the United States and the rest of the world.

We believe Solar Tree® products with on-board battery storage can provide a highly reliable source of energy to be used in the event of a failure of the grid. Grid failures cost businesses in the United States approximately $200 billion per year and when those failures impact vital services such as hospitals, they have been responsible for loss of life. We believe that a hospital equipped with Solar Tree® energy security products could benefit both economically and from a life safety point of view. We believe that there are many other such instances where the reliable combination of renewable energy and energy storage can deliver value which exceeds simply competing with the utility.

The Company has invented and incorporated EnvisionTrak™, its patented and proprietary tracking solution, to all of its products, furthering the unique nature of the product and we believe increasing the Company’s technological leadership within the industry. We believe EnvisionTrak™ to be a complex integration of the highest quality gearing, electrical motors, and controls which are combined in a robust, highly engineered, and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our past customers, to significantly increase electrical production, but perhaps a greater value is the high visual appeal created by Solar Tree® structures which are tracking the sun in perfect synchronicity.

The Solar Tree® structure’s canopy measures 35’X35’ and covers between six and eight parking spaces. Envision has also developed a single parking space version of the product that leverages the same technology, components, and architectural qualities, but is one tenth the size and less expensive. The Solar Tree® Socket is designed for tight locations and offers customer budget flexibility. It has been produced by the Company to broaden the addressable market for its technology.

The Company has also began deploying its latest generation of Solar Tree® products, the Solar Tree® HVLC (High Value, Low Cost) array. This new Solar Tree® product incorporates our latest engineering and fabrication improvements. This newly engineered product has allowed us to reduce costs and time to deploy Solar Tree® structures. We have observed many improvements in the fabrication and installation process during the initial deployments of this product. We anticipate further improvements to Solar Tree® in the future.

We also believe that Solar Tree® products optimized for branding can create visually stunning platforms for the delivery of a business’s brand message with a less onerous planning and entitlement process than traditional signage might expect.

Envision continues to identify other complimentary product offerings and enhancements to current offerings, and is in the design, engineering, and patenting phase on certain such products.

We strive to produce products integrating only the highest quality components available. The Company’s production philosophy is to invest in quality design, components and integration so as to ensure the lowest costs of warranty and service in the industry, while maintaining and growing a brand which is already recognized as one of the leading producers of the highest quality solar products available.

The Company produces a series of products which management believes offer multiple layers of value to its customers leveraging the same underlying technology and fabrication techniques and infrastructure. This enables the Company to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products.

The Company’s current list of products includes:

1.	EV ARC™ Electric Vehicle Charger
2.	EV ARC™ Digital Electric Vehicle Charger with Digital Advertising Screen
3.	EV ARC™ Motorcycle Charger
4.	EV ARC™ Bicycle Charger
5.	The Solar Tree® DCFC product, equipped with a large array and on-board battery storage for DC fast charging and energy security
6.	The Branded Solar Tree® (“HVBA”) products which include customized branding, finishes and signage
7.	The Solar Tree® SMP (Sustainable Media Platform) products, which include static and digital advertising displays
8.	The Solar Tree® HVLC (High Value Low Cost) products, a rapidly deployable and highly modern structure
9.	The Solar Tree® Socket product, a single space version of the Solar Tree® structure

All Envision products can be upgraded with the addition of:

1.	EnvisionTrak™ sun tracking technology (patented)
2.	SunCharge™ solar powered EV charging
3.	ARC™ technology energy storage
4.	LED lighting
5.	Media and Branding Screens
6.	Security cameras, WiFi, sound, and emergency call boxes

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

One example of this has been the prototyping and testing of our new transportation trailer for our EV ARC™ products. ARC Mobility is a specialized trailer which carries an EV ARC™ structure to the customer location and will set it in a parking space without using specialized equipment like 18 wheeled trucks or forklifts. The ARC Mobility™ trailer is towed to the site behind a pick-up truck much like a boat trailer. The driver “parks” the unit in a space and is single handedly able to disconnect the trailer and drive away. This development has allowed us to significantly reduce the delivery costs of these products.

ARC Mobility was designed, engineered and fabricated in our new facility. This is a example of the impact our new facility is having on our ability to grow the Company successfully.

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

Management believes that the continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered complete or as a kit of parts to the customer site, and which require minimal planning, entitlement, or field labor activities, is further positioning the Company as a leader in the provision of unique and highly scalable solutions to the three market verticals it targets. The Company’s products are complex but standardized and readily deployable and reduce the exposure of the Company and its customers to the risks and inherent margin erosion that are incumbent in field deployments. The Company continues to execute in its transition away from being involved in the field installation of its Solar Tree® products, instead selling them as a kit to be installed by others. The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by the Company for a fee.

The Company intends to systematize the fabrication of its products such that during times of rapid or international expansion the Company could export its designs and fabrication processes to a variety of subcontracted or subsidiary fabricators. Product and process development will continue to be undertaken at the Company headquarters, but spikes in demand can be processed by qualified subcontractors using Envision designs and fabrication processes.

The Company continues to bring engineering improvements to its products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. The EV ARC™ is the embodiment of this strategy in that it requires almost no field activity beyond “parking” it in a space. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to customer sites with a regularly decreasing level of field installation activity required. This allows the Company to reduce risks associated with field work such as weather, labor deficiencies, and accidents. Our strategy also helps enable us to better control future labor costs through mass production in a factory environment and the avoidance of prevailing wage, union, or other labor related conditions which may be outside of the Company’s control on deployment sites. This improvement in products, standardization, and modularization has enabled the Company to significantly reduce field deployment timeframes.

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

Sales and Marketing

Leading up to the current period, the Company concentrated a sizable portion of its resources on product development and engineering. Management believes that we now have a reproducible suite of products which address the three market verticals we address (EV charging infrastructure; out of home advertising infrastructure; and renewable energy production), and as a result, we intend to increase our focus on sales and marketing efforts in 2016.

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

We are increasingly exploring the use of sales channels to communicate the value of and sell our products. Examples of the types of channels we seek are:

•	Upstream vendors such as solar module manufacturers, inverter manufacturers, EVSE manufactures,
•	EV charging service providers,
•	Outdoor advertising companies
•	General contractors,
•	Architects,
•	Engineers and consultants.

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

During 2016 we plan to deliver the EV ARC™ on our ARC Mobility™ trailer to a variety of locations during a “Gorilla” marketing road show. The EV ARC™ will be delivered to corporate campuses in major California cities such as San Diego, Los Angeles, San Francisco and Silicon Valley. We will pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the human resource and marketing departments of the host companies. It is hoped that the host companies and their employees will see the ease of deployment and the value of highly visible solar powered EV charging, and as a result, buy our products. We believe that this will be an exciting manner in which to raise awareness about the unique values our products deliver. We intend to attract the attention of local news media and dignitaries which will further increase our exposure.

During the holiday season of 2015 our EV ARC™ product was featured at Westfield Shopping Towns in San Diego, California. Westfield offered free solar powered EV charging to guests at the mall and enabled donations to veterans’ causes with Envision. We arranged for this activity to draw attention to the Company and the EVARC™ product which was equipped with a digital screen to promote both the EV ARC™ and our ability to enable outdoor advertising. We believe that the veterans’ cause with which we are working will further enhance the Company's image. We believe that the installation of the EV ARC™ digital in these circumstances will create opportunities in the retail market and in the outdoor advertising market.

Intellectual Property

Envision owns the registered trademarks Solar Grove® and Solar Tree® structures.

The Company has been issued three patents: one for our Solar Tree ® structure (patent No. 7,705,277) one for EnvisionTrak™ (a dual-synchronous tracking system for its Solar Tree® structures) (patent No. 8,648,551) and as of December 8, 2015, we were granted a patent for our EV ARC™ product (patent No. 9209648).

Key Initiatives

International – We believe that our products solve the same problems globally that they solve in the United States and in the same ways. We believe our ability to export our intellectual property and our knowledge is better than it has ever been. We have adapted our products so that they are shipped in a standard shipping container. We have moved away from a project sales model to a product sales model so that we do not have to be on site when our products are installed which, we believe, means that we can ship products anywhere in the world leaving any installation work to local resources. We also believe that the learning we gained in putting a fabrication facility in place, inexpensively, to fabricate our products could allow us to rapidly scale in international markets.

Our current international focuses are in Spain, the European Union (“EU”), and Fujian Province in China. In Spain, we continue to work with Aconfort, a Spanish company with whom we have a three-year relationship. Acnfort recently secured a building in Andalusia, which is very similar to ours. Aconfort has represented that the sole purpose of this decision on its part (and at its cost) is to sell EV ARC™ units in Europe. We have registered the name Envision Europe SA and we plan to send the EV ARC™ to Spain early in 2016. We expect that initially, EV ARC™ will be shipped in pieces to Spain where it will be reassembled by Envision Europe personnel (these will be Aconfort employees in the early stages). Certain components such as solar modules and gears, which are subject to tariffs when imported to the EU, will be sourced locally to reduce costs. Because the units arrive in the EU in pieces and are assembled by EU employees, we believe that we will not be subjected to completed product duties. As the market for our products expands, we plan to hire employees and take on more of the fabrication tasks in Spain while reducing the components we ship from the United States. As quickly as the market will support this, we intend to become self-sufficient in the EU. It is our intention to form a subsidiary in Spain and we are currently working with lawyers in the United States and EU to help ensure that we choose the most efficient and safest structure which will maximize our European opportunities while shielding us in the United States from any risk associated with the EU venture to the greatest extent possible.

According to the government, China will spend $200 billion on EV charging infrastructure over the next decade. According to industry publications, China is the fastest growing market for digital outdoor advertising in the world. China’s requirements for energy security products are massive and growing rapidly due to electricity interruptions according to Chinese governmental agencies.

In China, we are working with Fuzhou Rongzheng Technology Company (“Fuzhou”) in Fujian Province. Our initial relationship with this group is for business development. We believe that Fuzhou is currently doing business with state owned companies and regional government players who we would like to target as customers for our products, and as such, have existing relationships. We intend to test the market through these relationships and then expand our capabilities in China as demand dictates. The terms of our brokerage contract dictate that we pay our Chinese partners a success fee only when we sign contracts and sell products. We have sole discretion over whether or not we sign contracts. We believe that there may be opportunities to partner with companies in Fujian to produce our products jointly. There may also be opportunities to create Envision China with combinations of Chinese and other investment. For this reason, we have entered into a separate agreement (the “Cooperation Agreement”) with our partners to enlist their aid in discovering opportunities to partner with existing entities or to set up a new venture to produce our products in Fujian. The terms of the Cooperation Agreement only call for us to pay our partners in the event that we are successful in our endeavors. They will be paid with equity in the resulting entity only and we believe they have, as a result, parallel interests to ours where the success of Envision in China is concerned. We have specifically targeted partners who are not currently engaged in solar or EV charging, but do business with our target audience, as a means to reduce the threat of intellectual property infringement, circumvention, or competition. Our strategy relies on our ability to ally ourselves with Chinese partners who are powerful, well positioned, and see an opportunity to grow with our help (rather than use our intellectual property without us). We believe that our Chinese partners, who include the president of the Fujian Chamber of Commerce, are well respected and well connected. We engaged a United States based attorney with 25 years of experience in crafting relationships between United States and Chinese companies to ensure that the agreements we signed were as safe as possible and matched or exceeded historical standards of fairness and equity.

We believe that our international efforts could represent a significant set of new, large, and growing opportunities for the Company.

ARC Mobility™ - We have observed that the commercialization of our ARC Mobility transportation solution has revolutionized the way that we deliver our EV ARC™ product to our customers. We believe that EV ARC™ is already the most easily deployed EV charging solution available today. ARC Mobility makes it even easier and as a result, we believe, it could help increase the product’s penetration and sales. We intend to have multiple ARC™ Mobility trailers in service transporting EV ARC™ products all over the country. We have already sold the first ARC Mobility unit to a large customer and we hope to sell many more to customers who are interested in moving EV ARC™ systems around their facilities. For example, ARC Mobility™ has reduced our cost to deliver EV ARC™ products to the San Francisco Bay Area from approximately $5,000 to approximately $1,000. This level of cost reduction is typical for ARC Mobility™ deliveries when compared to our previous method which involved renting forklifts at both ends of the delivery and using commercial trucking companies with specialized trailers to deliver the units.

Out Door Advertising (OOH) - We are in discussions with two outdoor advertising companies with whom we hope to collaborate to deploy EV ARC™ Digital in multiple locations. We have secured an agreement with ACE Parking to deploy EV ARC™ Digital in their parking lots across San Diego and more broadly. We seek an advertising partner to monetize the value of the advertising screens. To date, we have an agreement with one OOH company to sell the advertising space. We have an agreement with ACE Parking to deploy our EV ARC™ Digital products in key locations in downtown San Diego, California, free of charge. We have walked these locations with an OOH company which has confirmed that they will allow for sufficient visibility of our screens to make an attractive advertising platform. The OOH company identified 60 initial locations in San Diego which the company believes will generate advertising revenue using our EV ARC™ Digital. We will continue to develop relationships with OOH providers and we are currently working with a senior executive in the advertising operations (“AdOps”) industry to explore other methods of securing advertising content (revenue) for our EV ARC™ Digital in San Diego locations. With success in San Diego, management plans to endeavor to expand our EV ARC™ Digital network to other cities. Management believes that the combination of our transportable, solar powered EV chargers with digital and static advertising may present a very significant growth opportunity for the Company.

State and Local Government – Envision’s EV ARC™ product was recently named in a State of California RFI for transportable, solar powered EV chargers. As far as we are aware, there were no other respondents with products which qualified, which further supports our belief that EV ARC™ is a product which is unique to the Company. Members of staff of the State of California have commented to us that they believe that they are behind goals where the deployment of EV charging infrastructure is concerned. In June 2015, we were awarded a contract to supply EV ARCS™ to California state agencies (to the extent ordered by them) by the Department of General Services of the State of California, for a term of one year with two optional one year renewal periods. We believe that the major impediments to the deployment of EV chargers are the requirements for civil works such as trenching and foundations, as well as limited access to sufficient electrical circuits to support EV charging in the locations where it is needed. Envision’s products do not require access to utility grid circuits, and as such are perfect for remote locations such as rest areas and park & rides. Our EV ARC™ products can be deployed in minutes and our Solar Tree® DCFC can provide over 600 e miles per day through DC fast chargers which will deliver a full charge to a Nissan Leaf (for example) in 20 minutes or so. We believe that this makes our products ideal for many of the State of California’s goals for the electrification of transportation, and as such, we are aggressively targeting the state with face to face meetings and educational materials. We believe that if we are successful with the State of California and Caltrans, then it is not unreasonable to expect that we can expand sales to other states, the federal government, and the Department of Defense. During a meeting with the City of New York, city officials informed Envision’s CEO that being listed on California’s state approved vendor’s list will make a purchase by the City of New York easier. New York City made its first purchase of EV ARC™ products during the third quarter of 2015. New York’s Mayor Deblasio recently announced what the city believes is the most aggressive EV adoption targets of any major city anywhere. The city’s goals call for over 2,000 EVs to enter the city’s fleets during the next few years with an investment of $50 to $80 million over the next 10 years to support additional charging infrastructure. Based on our relationship with New York City, we believe that our products are ideal for New York City’s infrastructure plans due to our lack of requirements for trenching, foundations, or electrical circuitry which can be hard to find in a city with aging infrastructure. Management believes that New York City and other similar large metropolises constitute a potentially significant growth opportunity for the Company.

EV ARC™ Containerized – We are starting to see increased interest from overseas markets for our products. We are in the process of extending elements of our IP protection to Europe and China. We have designed EV ARC™ to be transportable, and within the Continental United States, we can now transport it using either our ARC Mobility™ trailer or commercial trucking companies. Management and the technology team have invented, tested, and delivered a design modification which allows us to effectively collapse the EV ARC™ for containerization with a simple expansion process at the destination which does not require sophisticated personnel, tools or significant time. Our first successful delivery of such a unit was made to New York City during the third quarter of 2015. We are producing more EV ARC™ “Transformers” for the Caribbean and Europe. Management believes that our ability to ship EV ARC™ products in commercial container units will allow us to address overseas and distant markets in a way which has not been possible up until the successful testing and delivery of Transformer ARC™. We believe global growth in EV charging, Out Of Home advertising, and energy security is vibrant. We believe that our ability to ship product worldwide will allow us to take advantage of these global opportunities.

New Fabrication Facility – The Company moved into a new fabrication facility in October 2014 which also houses the Company’s corporate headquarters. With this facility, the Company itself performs a significant portion of the manufacturing, as well as assembly, of our products. Management has observed that this facility has reduced the direct labor costs associated with manufacturing our individual products. Management also believes that, with the right scale, the direct cost reductions on individual products will translate to overall positive gross margin, while allowing maximum flexibility and control in the delivery and quality of the finished goods. Further, the facility is allowing us to make improvements to existing products and introduce new products in a more timely and efficient manner.

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

The Market and the Verticals addressed

Envision has created a suite of products which management believes are unique, compelling, and ideally suited to address the following market verticals:

1.	Outdoor Advertising,
2.	Electric Vehicle Charging, and
3.	Energy Security.

Management has observed that industry analysts and experts believe that each of these market verticals has:

a)	Annual spending in the billions,
b)	A global marketplace,
c)	Significant growth, and

d)	A compelling need for the products Envision produces.

Outdoor Advertising

As the value of traditional advertising media such as television, radio, and print diminishes, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. Management believes that industry experts believe that there will be significant growth in spending on outdoor advertising platforms such as billboards. We believe this is particularly true relative to digital content. The DOOH (digital out of home) industry, from what we understand, is enjoying a period of rapid growth and may continue to do so for the foreseeable future. Management has seen statistics suggesting DOOH and other outdoor advertising spending exceeded $7B in the United States and $25B globally in 2014, with massive potential markets such as China just beginning to enter the marketplace.

While we believe there is a great deal of pent up demand for billboard spending in the United States, there are also significant barriers to the widespread deployment of the infrastructure, which we believe enhance our competitive position:

a)	Entitlement – traditional billboards are increasingly difficult to take through the permitting and zoning process. Some jurisdictions have outlawed them entirely.
b)	Public perception – the value of billboard advertising becomes questionable when the constituency views the medium as anti-social, as is often the case with traditional billboards.
c)	Energy Costs – lit and digital billboards are major energy consumers.
d)	Content updates – billboards can be slow and costly to update.
e)	Civil engineering and construction – billboards require costly installations and electrical connections.

We believe Envision has products that solve each of the above impediments to billboard and DOOH infrastructure deployments.

Because the Envision products are renewably energized, they are shrouded in what is often referred to as the “Green Halo.” We believe that the green/sustainable aspect of our products can make them more likely to win approval through the entitlement process, while also making them more popular with an increasingly environmentally-conscious public. The dual effect, we believe, is that our products may be deployable in locations where traditional billboards may be denied. We believe these products will be more popular with an advertisers’ intended audience and, as a result, advertisers may be willing to pay for them either as a capital purchase or through an existing payment schedule they have with vendors such as Lemar, Clear Channel or JC Decaux. Envision plans to sell products either directly to the end user or to one of the brokerages. We do not currently intend to sell space to content providers as there are other well established companies doing that to which we can sell. Technology advances in advertising operations are making it increasingly possible to place digital content on advertising screens through the leveraging of automated platforms. Google is piloting programs in the United Kingdom for place and time based advertising on digital screens. Management is meeting with various companies involved in the automatic placement of digital content on outdoor screens to ascertain whether there is a model which will allow us to successfully monetize the EV ARC™ Digital without the active involvement of a third party which will increase direct costs. Management also intends to endeavor to engage with Google in this space. Google is a current customer, buying and using EV ARC™ for workplace charging. We believe Google’s interest in transportation, renewable energy, and advertising potentially makes it a highly suitable partner with whom Envision can further its OOH aspirations.

Because our products produce more energy than they consume through the display of advertising content, they do not have ongoing operating expenses associated with energy costs. In fact, they can also support other local energy requirements such as lighting or, even more politically important, EV charging infrastructure or disaster preparedness.

Each of our products can be equipped with a WAN (Wide Area Network) connection that can be used to monitor the condition and performance of the unit. This WAN connection can be used equally to deliver content updates to our products’ advertising screens and to network the products so that they can be intelligently linked to one another as well as to local consumers through NFC (Near Field Communications). This means that our products can be deployed without any connection to power or telecommunications while delivering the same value as those that have gone through expensive construction processes to connect to power and data.

Electric Vehicle Charging

The growth rates in electric vehicle sales and, as a result, the requirements for supporting infrastructure are impressive. To date, the deployment of electric vehicle service equipment (“EVSE”) has not met the goals set by federal or state governments or any of the larger companies currently engaged in the space. The reasons for the delays are numerous but the main impediments include the following:

a)	Site Acquisition – identifying and leasing/controlling locations
b)	Entitlement – permitting and zoning requirements
c)	Civil Works – foundations and trenching
d)	Inability to move the EVSE once deployed
e)	Energy – sources and cost of energy
f)	Telemetry – communications with the EV chargers

We believe the Envision EV ARC™ is the world’s first and only transportable, solar powered EV charger. Because it produces and stores all its own energy, it does not need a grid connection and therefore needs no trenching, switch gear, or transformer upgrades. Management believes the lack of a foundation or trench means that in most jurisdictions the EV ARC™ will not need a building permit and we have found that to be the case in every jurisdiction in which it has been deployed to date. It is immune to grid interruptions such as black outs or brown outs. As such, it will allow for vehicle charging even in times of grid failure. It can be moved at any time because it is not connected to the ground or grid, and we believe, creates an attractive and highly visible branding asset for the host. There are no utility bills to pay and, as the number of EVs increase on the host campuses, more EV ARC™ units can be added with a continued lack of disruption.

EV ARC™ can also be set to provide emergency power to users such as first responders during times of emergency or other grid failures. Because the EV ARC™ replenishes its batteries every day, even during cloudy conditions, we believe that it is one of the most robust and reliable back up energy sources available today.

EV ARC™ can be grid connected if the customer wishes. In the second quarter of 2015, we delivered the first EV ARC™ products that we have sold to a utility. The utility connected the EV ARC™ units to the grid. The EV ARC™ products provide solar powered EV charging, but they also serve as grid stability tools. During times of low energy usage the utility will charge the EV ARC™ on board batteries. During times of grid stress, the utility takes energy from EV ARC™ batteries thus reducing stress on their generation assets and grid infrastructure. We believe that “Grid Balancing” offers a potentially significant market opportunity for Envision’s products as electrical grids become increasingly unstable due to increased demand, aging infrastructure, and extreme weather events. Experts from utilities such as San Diego Gas & Electric have told us that this is the case and that distributed storage is an important part of their future plans.

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

Solar Tree® structures with ARC™ technology energy storage could generate and store enough energy to provide over 600 e miles per day through any high quality EV charger including DC fast chargers. They could be deployed in any location that is not shaded and will not require any utility grid connection. We believe that this vital factor makes them a compelling choice for remote locations where there is inadequate utility grid connection (e.g. remote rest areas). Corridor charging, the term used to describe EV charging on highways between built up areas, is recognized as being very important, but also very difficult to achieve with traditional grid tied chargers because of the lack of electrical circuits and the environmental and economic impact of bringing infrastructure to remote sites. We believe that our Solar Tree® and EV ARC™ products are ideal for corridor charging because they do not need to connect to the electrical grid. Additionally, where the requirement is for charging of mission critical vehicles (e.g. first responders, hospitals), Solar Tree® and EV ARC™ products can provide a highly robust and secure source of energy even when the grid is not available. Unlike gasoline or diesel powered generators, our products are not reliant on external sources of fuel and, we believe, require much less maintenance, testing and service. It is our further contention that any campus environment with an EV charging need and a wish for a high degree of reliability in its electrical supply can benefit from our Solar Tree® structures with ARC™ on-board energy storage because, we believe, in times of grid instability (e.g. natural disaster, terrorism, capacity constraints), the Envision products could provide the most reliable source of energy at the location.

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

Energy Security

Envision was initially conceived as an entity structured to provide architectural and design services to customers looking for shaded parking solutions. The Company invented the Solar Tree® product line that we believe still provides the best option for solar and shade generation in parking lots. Now, with the introduction of the newest Envision product, the Solar Tree® HVLC (high value low cost) array, we believe that we can be competitive in many purely energy focused projects as well. Management believes that the opportunity in energy resilience offers opportunities for differentiation from our competition and growth in sales. We believe that many customers already view energy security as more important than cheap energy.

Using solar power to reduce an entity’s utility bill is not new and is now a highly competitive market. Envision believes that the growth in energy security products will create a significant opportunity for the Company. We have overcome many hurdles inherent in the production of reliable, cost effective, stand alone, renewable energy generation and storage solutions. Our EV ARC™ product is essentially a micro-grid which generates, stores, and makes available, day or night, clean, reliable electrical energy. This technology is already offering our customers an option to back up generators or other expensive measures which they feel compelled to take to safeguard their increasingly important energy supplies. Many of our customers have expressed that they view the fact that EVs can charge from our products even when the utility grid fails as one of the key components in their decision to buy. Their ability to connect external devices to the EV ARC™ power outlets and “shore power” cable may allow them to eliminate the need for gasoline or diesel generators where EV ARC™ is deployed.

Power outages cost the United States $200 billion per year according to the Department of Energy. A report in the Wall Street Journal stated that the United States is nine key sub stations away from a total black out, and further reported that if one of a few transformer companies who could supply the hardware to repair the sub stations was also disabled, that the black outs would last 18 months. We believe that energy security will be an important growth market and that our Solar Tree® and EV ARC™ products with ARC technology energy storage can address this and provide possible growth opportunities.

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

There are over 800 million parking spaces in the United States. We believe there are numerous reasons that parking lots are preferable locations, in many cases, to building rooftops, which we believe accounts for the rapid growth of the solar parking array market. Parking lots are large, unobstructed, sun-drenched areas that are easily accessible during project construction. They have no waterproofing issues and benefit significantly from shade for both cars and drivers. In addition, our products emphasize “Solar You Can See!” as rooftop solar can’t be seen in most cases. Solar parking arrays, on the other hand, are experienced and enjoyed by employees and visitors. With the installation of a solar parking array, a previously barren and unpleasant parking lot could become a cool, shady, area where everyone can directly experience clean solar energy generation, shade, and soft safe lighting at night. We believe property owners will enjoy the benefits of the positive demonstration such a visible display of sustainable design that their properties are and assist in turning cost centers into revenue centers. As the adoption of Electric Vehicles increase, we believe parking lots will be ideal locations for EV charging infrastructure and Envision’s products with SunCharge™ will offer an attractive option to any entity considering the deployment of such solutions.

We believe, globally, solar deployments are growing significantly. While much of the growth has been focused on low-cost solutions, we believe that there will be a shift towards quality over cost as the market matures and the reduced costs of commoditized components allow for higher quality deployments while still approaching or even surpassing grid parity. Our deployment speed is also important to our marketing efforts. In most cases, we deploy our Solar Tree® products in active parking lots of active businesses. Whether we are deploying for EV charging, shade, energy security, or for marketing purposes, our prospective customers often consider business disruption in their analysis and buying decisions. We believe that our products can be installed faster than any other products in the industry, making deployment of Envision products less negatively impactful than the deployment of our competitor’s products. The potential loss of revenue or opportunity caused by a torn-up parking lot can, over time, be quite substantial. We believe our deployment speed will increasingly contribute to Envision’s competitive edge.

Customer Concentration

During 2015, the Company had two customers that each exceeded 10% of our revenue.

Silicon Valley Bank Loan

On October 30, 2015, Envision and its wholly owned subsidiary Envision Solar Construction, Inc., a California corporation, entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank, a California corporation (“Bank”), pursuant to which the Bank agreed to provide Borrower with a revolving line of credit in the aggregate principal amount of $1,000,000, bearing interest at a floating per annum rate equal to the greater of three quarters of one percentage point (0.75%) above the Prime Rate (as that term is defined in the LSA) or four percent (4.00%). The loan is due and payable in full on or before October 30, 2016. The line of credit is secured by a second priority perfected security interest in all of the assets of the Company in favor of the Bank. Under the terms of the LSA, the Bank received a commitment fee of $2,500, reimbursement of Bank expenses for documentation of $10,000, and a reimbursement of filing fees amounting to $1,836. As of December 31, 2015 and the date of this report, the Company has $800,000 and $1,000,000 of borrowings under this line of credit, respectively.

As a condition to the extension of credit to us under the LSA, Keshif Ventures, LLC (“Keshif”) agreed to guarantee all of the our obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between the Bank and Keshif, dated October 30, 2015 (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of our indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement, dated October 30, 2015 (“Subordination Agreement”). In consideration for the Guaranty, Envision issued 571,429 shares of its common stock (the “Shares”) to Keshif pursuant to a stock purchase agreement, dated October 30, 2015 (“SPA”). Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 30, 2015 (each, a “Measurement Period”) that Keshif guarantees our obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. The Company also issued a side letter to Keshif (the “Side Letter”), which in addition to confirming Keshif’s entitlement to the Shares, provided certain contractual rights to Keshif in consideration for the Guaranty, including a covenant by the Company to provide financial statements and other periodic reports to Keshif, an agreement to reimburse Keshif for payments made by Keshif to the Bank in accordance with the Guaranty (“Reimbursement Obligation”), if any, and the grant of a security interest, subordinated to the Bank under the Subordination Agreement, to secure the Reimbursement Obligation. Keshif also has the right under the Side Letter to invite one representative to attend all meetings of Envision’s Board of Directors and, in the event Envision is unable to meet its obligations under the LSA, Keshif will immediately become entitled to elect one member to Envision’s Board of Directors.

Competition

The solar energy industry is intensely competitive. We are subject to competition from a number of other companies manufacturing, selling, and installing solar power products in the commercial market, many of which have longer operating histories and greater financial and other resources than the Company.

EV Charging

The EV charging sector is growing rapidly with many companies playing different roles in the space. Companies such as Schneider, Eaton, Aerovironment, and Bosch manufacture EV charging units, but do not offer charging services. Companies such as Chargepoint and Car Charging Group offer EV charging services and hardware, but not, typically, installation. There are many companies which offer installation services typically from electrical and general contracting backgrounds. There are one or two companies which are endeavoring to find ways to monetize EV charging beyond generating revenue from services or hardware. Volta is a San Francisco based EV charging company which derives revenue through the sale of advertising. Volta gives charging away for free. They are deployed in a small number of shopping malls and other locations. Many solar companies are now fixing EV chargers to their parking lot structures and some are offering packages combining solar rooftop installations and EV charger installations for the residential market place. These installations are almost always grid tied and do not include energy storage. We know of no other company that has a fully self-contained, transportable, autonomous, solar powered EV charging solution and we know of no other company that offers a product which delivers DC fast charging solely from solar generation.

Outdoor Advertising

Envision’s role in the outdoor advertising space is currently anticipated by management to be one of delivering hardware solutions in the billboard, street furniture, and digital signage space. There are large well established companies such as JC Decaux which specialize in the sale of advertising and also in the production of street furniture solutions. Other vendors in the space include Daktronics which makes digital billboards and street furniture. We have met with both companies and determined that neither has a transportable solar powered solution. Both companies have expressed that they recognize the value of EV charging infrastructure as a platform for DOOH. They have also expressed an interest in working with us though we have nothing definitive with either at this point. Either of them could compete with us if they determined to invest in developing solar powered products.

There are many companies which specialize in the placement of outdoor content on existing infrastructure, including but not limited to Capitol Outdoors, Vistar Media, EMC Outdoor and Outfront Media. We are in contact with some and intend to be in contact with all to educate them about our products. These companies can be seen as competition as they are in the business of taking as much of the market share as they can for digital content. However, they do not produce hardware and we currently do not intend to sell advertising space. With that in mind we see these companies more as potential partners than competitors. Perhaps one of the most interesting entrants into the outdoor digital content placement market is Google. With its recent announcement of time and place based content dispersal on outdoor digital screens, Google is taking its advertising placement technology outdoors. Google has several solar and energy projects underway and as such, could create solar powered outdoor advertising technologies. Google is currently a customer, purchasing EV ARC™ products for their campuses. We intend to pursue the outdoor advertising market with Google as well, but have yet to approach the subject with Google.

The large outdoor advertisers such as ClearChannel, CBS Outdoors, Lamar and JC Decaux have combinations of larger format billboards, digital billboards, screens and street furniture. They use combinations of in house and outsourced resources to acquire hardware. We are not aware that any of them currently have solar powered solutions such as those that we offer, however we have seen each of them pay close attention to sustainable options such as using solar panels adjacent to billboards to power them. We will endeavor, wherever possible to sell products to these companies. Each of them has greater financial and other resources than the Company and could create competing products to ours.

Energy Security

Our focus in energy security is to produce solar powered products which include battery energy storage and which can dispatch power during times of grid or carbon fueled generator failure. There are many companies, both large and small, with solar energy solutions, many with battery storage solutions, and many with combinations of both. As our focus is on the productization of the combination of solar generation and energy, we view the competition from companies producing these types of solutions to be most relevant to our business. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider and other large electrical component companies are also all working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same values and differentiators which our EV ARC™ product delivers.

While we believe that our proprietary designs and our deployment strategies differentiate us from our competitors in the market, there is no assurance that our business, operating results, and financial condition will not be materially adversely affected by our competitors.

Government Regulation

Businesses in general and solar energy companies in particular are subject to extensive regulation at the federal, state, and local level. We are subject to extensive government regulation of employment, health, safety, working conditions, labor relations, and the environment in the course of the conduct of our business. In order for our customers to enable the installation of some of our products, they generally are required to obtain permits from local and other governmental agencies. In order to access the utility grid for the solar power produced by our grid tied products, they must comply with the applicable rules and regulations of the relevant state public utility agencies. In order for our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. Government regulation may have a material adverse impact on our business, operating results, and financial condition.

Amendment to Articles of Incorporation

In order to have a sufficient number of authorized shares of common stock to make this offering, the Company (a) made an agreement (the “Deferral Agreement”) with certain holders of outstanding convertible securities of the Company that are convertible into shares of the Company’s common stock (i.e. outstanding stock options and warrants,) to defer the exercise of those securities until the Company can amend its Articles of Incorporation to increase its authorized common stock and to authorize preferred stock, and (b) agreed to call a special meeting of its shareholders to obtain their authorization to effect an amendment to the Company’s Articles of Incorporation (the “Amendment”) by recording it with the Nevada Secretary of State, to authorize 5,000,000 shares of preferred stock (currently no preferred stock is authorized), and to authorize 495,000,000 shares of common stock (currently 162,500,000 shares of common stock are authorized). Upon recording of the Amendment, the securities subject to the Deferral Agreement will have their reserve shares restored to them and thereby become exercisable in accordance with their original terms, and the Company will have additional capital stock authorized to accommodate its expected growth. Collectively, approximately 33 million potential shares of common stock are subject to and have been made available by the Deferral Agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 9270 Trade Place, San Diego, California 92126. We lease approximately 31,500 square feet of office and warehouse space pursuant to a sublease that extends through July 28, 2016.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2015, the Company is not involved in any open litigation matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2010, we received our listing for quotation on OTC-QB market under the symbol "EVSI". Prior to our reverse merger, there was no public market for our common stock.

The range of high and low last sale closing price quotations for each fiscal quarter during the most recent two years is as follows:

	High	Low
Year Ended December 31, 2014
First Quarter ended March 31, 2014	$0.21	$0.13
Second Quarter ended June 30, 2014	$0.21	$0.07
Third Quarter ended September 30, 2014	$0.20	$0.14
Fourth Quarter ended December 31, 2014	$0.17	$0.11

Year Ended December 31, 2015
First Quarter ended March 31, 2015	$0.13	$0.11
Second Quarter ended June 30, 2015	$0.13	$0.11
Third Quarter ended September 30, 2015	$0.20	$0.10
Fourth Quarter ended December 31, 2015	$0.16	$0.11

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on March 21, 2016 was $0.17 per share.

On March 21, 2016, there were approximately 450 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015 pursuant to private placements, the Company issued 5,433,334 shares of common stock for cash with a per share price of $0.15 per share or $815,000 and the Company incurred $8,900 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services – Related Party

During the year ended December 31, 2015 for professional services rendered pursuant to the terms of a consulting agreement with GreenCore Capital LLC (“GreenCore”), the Company issued 373,107 shares of the Company’s common stock with a per share fair value between $0.13 and $0.18 (based on an average market value of the stock when earned as defined in the agreement) or $54,000. The difference between the grant date fair value and contractual value was de minimis. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services.

Stock Issued for Director Services

During the year ended December 31, 2015, the Company released 347,220 shares of common stock with a per share fair value of $0.15, or $52,082 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance.

Stock Issued for Loan Guaranty

During the year ended December 31, 2015, and in consideration for the Guaranty of the Company’s obligations extended under the LSA, the Company issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 to Keshif Ventures LLC, a related party, pursuant to the SPA.

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

2011 Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its Board of Directors, adopted a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares (plus annual increases as defined in the plan) of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2011 Plan is administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. The 2011 Plan was ratified by our shareholders in 2012. To date, 9,470,000 stock options have been granted and remain outstanding under the 2011 Plan.

Incentive Plan Awards

From January 1, 2015 through December 31, 2015, the Company issued a total of 150,000 stock options under the 2011 Plan, which were issued to two of its employees.

The following table sets forth certain information regarding our 2008 Plan and 2011 Plan as of December 31, 2015:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
15,337,007	$ 0.28	21,730,000

Warrants

There were no warrants granted in 2015.

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

The Company’s original product is the Solar Tree® array for which the canopy footprint covers 6-8 parking stalls. We have also developed various models of this product to help meet what we believe to be different market demands including the HVBA (high value branding asset), SMP (sustainable media platform), HVLC (high value, low cost) and the smaller Socket array. These products can also be engineered to accommodate different sizing while still using our basic backbone design. The Company has focused significant efforts over the past few years attempting to build out and also to standardize our main product offerings. We believe these efforts will assist us in establishing economies of scale in the purchasing of the components that makeup the product, reducing continued design costs, and developing efficiencies and risk reduction strategies in the deployment of the products. Although these efforts have added to expenses in both the direct costs of deployments as well as additional operating costs in the current periods, we believe the Company will be able to capitalize on these improvements and see cost reductions in the future leading to gross profits. Not only should this help reduce deployment time and field activities and thus reduce costs, but we believe the improvements will also help minimize disruption at customer sites which will help the Company in its sales efforts.

Further, the Company has developed and patented a product called the EVARC™. This is a standalone, islanded version of a solar array with integrated electric vehicle charging infrastructure and battery storage. There is no requirement to connect to the electrical grid and thus deployments are as direct as delivering the finished good product to the customer site and turning it on. As these units are free standing and not connected into the electrical grid or other fixed infrastructure, the units can be redeployed to different locations thus offering significant flexibility and value to an end customer. Based on initial and continuing market feedback, management believes this will have the potential to significantly increase future revenues of the Company as well as generating a broader recognition of the Company in the market.

Critical Accounting Policies

Please refer to Note 1 in the consolidated financial statements for further information on the Company’s critical accounting policies which are summarized as follows:

Accounts Receivable. Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, our historical write-off experience, net of recoveries, and economic conditions. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. Further, the Company may record a general reserve in its allowance for doubtful accounts to account for future changes that may negatively impact our overall collections. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventory. Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method.

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

Use of Estimates. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of costs to complete and earnings on uncompleted contracts, estimates of loss contingencies, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

Revenue and Cost Recognition. Revenues are primarily derived from the direct sales of products in addition to construction contracts for the production and installation of integrated solutions and proprietary products. Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

Revenues from design services and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet.

Revenues and related costs on construction projects are recognized using the “percentage of completion method” in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor, allocable depreciation, and other allocable indirect costs and are charged to the periods as incurred. All unallocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts.” Any billings of customers in excess of recognized revenues are recorded as a liability in “Billings in excess of costs and estimated earnings on uncompleted contracts.” However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

For construction contracts that do not qualify for use of the percentage of completion method, the Company accounts for such contracts using the “completed contract method” in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor, allocable depreciation, and other allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.” The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”

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

Results of Operations

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue. For the year ended December 31, 2015, our revenues were $2,642,207 compared to $1,033,438 for the same period in 2014. Revenues earned in the period ended December 31, 2015 were more heavily weighted from the production and delivery of forty EV ARC™ units to our customers. During 2014, our revenues were primarily derived from three active projects for two customers entailing the manufacture and installation of our HVLC Solar Tree® arrays but also included the delivery of three of the EV ARC™ units. A significant portion of the 2015 revenues were derived from EV ARC sales to our two biggest customers and included 12 units ordered from the State of California contract vehicle. As of December 31, 2015, the Company had approximately $600,000 in contracted backlog. We believe we will be able to fulfill this backlog in the following two quarters.

Gross Loss.  For the year ended December 31, 2015, we had a gross loss of $78,230 compared to a gross loss of $100,118 for the same period in 2014. In 2015, approximately $52,000 of the gross loss related to cost overruns experienced in closing out certain projects involving the installation of our Solar Tree® structures. Additionally, approximately $7,000 of the gross loss related to certain manufacturing tooling costs which will be utilized in subsequent production runs, while $12,500 related to upgrades offered to earlier customers and warranty costs. As we work our way through the learning curve associated with manufacturing our product in-house, we continue to develop and improve upon our manufacturing processes. We have been successful in reducing costs associated with some of our components and raw materials as well as reducing the direct labor associated with building each unit. In the three month period ended December 31, 2015, we successfully delivered EV ARC units with positive associated gross margins. We believe this trend can continue, especially with increased production volumes, as we expect our per unit allocated manufacturing overhead costs to be reduced driving even lower per unit total costs. In 2014, the gross loss included losses on project installations, certain manufacturing tooling costs which may be utilized in future production runs, and losses related the manufacturing of the EV ARC™ units.

Operating Expenses.  Total operating expenses were $1,647,781 for the year ended December 31, 2015, compared to $2,396,699 for the same period in 2014.  Of these amounts, non-cash, stock based compensation expense decreased to $121,915 in the fiscal 2015 as compared to $736,388 in 2014. Stock option expense decreased from $457,152 in fiscal year 2014 to $15,833 in fiscal year 2015 related primarily to the 2014 amortization of stock options issued to our founder in relation to an earn out type provision in the reverse merger transaction that occurred in 2010. Stock issued for director services decreased from approximately $169,000 in 2014 to approximately $52,000 in 2015 as new directors were added to the board of directors in 2014 and were given stock grants with certain upfront vesting portions at the time of initially joining the board followed by the departure of such directors in early 2015. Further, stock issued for professional services decreased to $54,000 in 2015 from $93,000 in 2014 as such services decreased in 2015. Although other operating expenses remained fairly consistent in total between the years, there were a few items of note. General labor expense increased by approximately $90,000 in 2015 as compared to 2014 due to an increase in overhead associated with bringing the manufacturing process in-house in late 2014. Further, there was a shift of expense from research and development to general labor as the bulk of the development labor for the EV ARC was completed in 2014 by a consultant that we hired directly and who currently provides operational engineering support. Further, marketing expense decreased by approximately $45,000 in 2015 related to the decreased cost associated with transporting our EV ARC product to various trade shows.

Provision for Income Taxes.  Our income taxes for the years ended December 31, 2015 and December 31, 2014 remained consistent and related to a $1,600 charge for the California Franchise Tax Board based on the minimum tax due to the state for each year. We did not incur any federal tax liability for the years ended December 31, 2015 or 2014 because we incurred operating losses in these periods.

Interest Expense. Interest expense was $384,240 for the year ended December 31, 2015, compared to $1,037,700 for the same period in 2014. The decrease was primarily derived from the fiscal 2014 expensing of the $482,300 value of stock purchase warrants granted to the holder of a convertible note as an inducement to convert a partial balance of the note. This expense did not reoccur in 2015. Additionally, amortization of debt discount decreased by approximately $168,000 in the year ended December 31, 2015 as compared to the year ended December 31, 2014 related to certain debts that originally became due in June 2015. As a result of the previously mentioned conversion and the associated decrease of the balances outstanding on this convertible note, coupon interest decreased accordingly.

Gain (loss) on Debt Settlement. For the period ended December 31, 2015, we had a gain on debt settlement of $4,434 compared to a loss on debt settlement of $14,688 for the same period in 2014. In 2015, the gain was related to a past accounts payable that was forgiven offset by a small loss in the settlement of a portion of our convertible notes payable. In 2014, the loss primarily related to the conversion of interest associated with our convertible note.

Change in Fair Value of Embedded Conversion Option Liability. The income associated with the change in fair value of our embedded conversion option liability was $267,619 for the year ended December 31, 2015, compared to $404,215 for the period ended December 31, 2014. The amounts represent the change in fair value of the embedded conversion option attached to the Gemini Master Fund notes and are in large part due to the fluctuation of our stock price in relation to the conversion strike price of the debt.

Net Loss.  We generated net losses of $1,839,533 for the year ended December 31, 2015, compared to $3,146,302 for the same period in 2014. The major components that derive these losses, and the changes of such between years, are discussed in the above paragraphs.

Liquidity and Capital Resources

General.  At December 31, 2015, we had cash of $32,451. We have historically met our cash needs through proceeds from private placements of our securities, draws on an open line of credit, and from loans. Our cash requirements are generally for operating activities.  Further, as of December 31, 2015, we had access to $200,000 remaining on our $1,000,000 line of credit.

Our operating activities used cash of $2,469,343 for the year ended December 31, 2015, and we used cash in operations of $1,817,122 for the same period in 2014. The use of cash in 2015 was primarily driven by the $1,839,533 net loss we experienced in the period offset by various net changes in the balance sheet items and other non cash items recorded in such loss. In 2015, we had non-cash charges of $106,082 for services paid for using the Company’s common stock including approximately $52,000 for director services; $139,032 of depreciation expense; and $252,070 related to the amortization of debt discounts stemming from prior year modifications and extensions of convertible notes payable. Further we experienced a non cash gain related to the change in the fair value of the embedded conversion option liability associated with our convertible debt instrument. In 2015, increases in accounts receivable of $740,100 and a decrease in deferred revenue of $503,824, both the direct result of the increase in product deliveries during the 4th quarter, accounted for an equivalent use of cash. Accounts payable increases of $274,486 along with increases in sales tax payable of $55,651, also both a direct result of the increased revenues that were accomplished at the end of the year, represented equivalent cash provisions.

Cash used in investing activities during the year ended December 31, 2015 was $263,540, compared to $76,092 during the same period in 2014. In 2015, approximately half of these funds were used to build EV ARC units that were subsequently leased to an end customer, while the remaining funds related to the purchase of new equipment and leasehold improvements, including approximately $65,000 for a truck and ARC Mobility trailer used in the delivery of product to our customers and which significantly reduced previously equivalent delivery costs.

Cash received in our financing activities was $1,384,780 for the year ended December 31, 2015, compared to cash received of $2,881,670 during the same period in 2014.  These cash flows are primarily attributable to the sale of common stock in private placements in each of the applicable years, less offering costs for such period. Additionally, in 2015, the Company borrowed $800,000 on a $1,000,000 line of credit. Further, in 2015 and 2014, the Company made principal payments of $268,325 and $12,000 respectively, on a debt instruments.

Current assets decreased to $1,360,088 at December 31, 2015 from $2,084,118 at December 31, 2014 (primarily related to the decrease in cash amounting to $1,348,103, offset by an increase in accounts receivable of $728,400) while current liabilities increased to $3,275,772 at December 31, 2015 from $2,957,267 at December 31, 2014 (notably related to the increase in debt instruments and accounts payable of approximately $784,000 and $267,000, respectively offset by decreases in deferred revenue and embedded conversion option liabilities of approximately $504,000 and $267,000, respectively). As a result, our working capital deficit increased to $1,915,684 in 2015 from a prior year to a deficit of $873,149 at December 31, 2014.

As of December 31, 2015, the Company had $1,638,446 in short term borrowings. All of our borrowings other than the line of credit and auto loan incur interest at a rate of 10% per annum. Our line of credit has a floating per annum rate equal to the greater of three quarters of one percentage point (0.75%) above the Prime Rate (as that term is defined in the LSA) or four percent (4.00%). Our auto loan has a 5.99% interest rate. Payments on the Company’s borrowings will restrict cash used for operations during 2016. One of the short term borrowing arrangements is secured by substantially all assets of the Company and its subsidiary. The line of credit is secured by a second priority perfected security interest in all of the assets of the Company and its subsidiary.

Management believes that as more of our products are sold into the marketplace, and as the public awareness of our products and our company continues to grow, that increased sales opportunities will follow. The introduction of our EV ARC product line has proven to be beneficial as we believe the demand for this product will continue to increase. We believe that the evolution of this process and continued changes we strive to make to improve our processes and prospects will allow us to experience profitable growth in the future. The opening of our fabrication facility to bring manufacturing in house has allowed us the opportunity to better control the costs and quality of the products we deliver. It has allowed us the opportunity to better manage the timing and delivery of our products. As we believe that change for improvement is a constant goal, other changes that we continue to evolve include: increases in external sales relationships, increases in internal sales personnel, process improvements, standardization and improved product design, cost reductions to be achieved with deployment and manufacturing velocities and improved vendor relationships. Management believes that these improvements and changes will help enable the Company to generate sufficient revenue and gross margins and raise additional capital to allow the Company to manage its debt burden, operating capital needs, and assist the Company towards growth in the future. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs which the Company estimates, excluding any debt burden, to be approximately $2,000,000 for 2016, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is seeking additional capital and both short and long term debt financing to attempt to overcome its working capital deficit, but there is no assurance that the Company can raise sufficient additional capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company also intends to endeavor to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s need for additional financing are likely to persist.

Contractual Obligations

Please refer to Note 13 in the consolidated financial statements for further information on the Company’s contractual obligations.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the years ended December 31, 2015 and 2014. In addition, the Company has limited operating and working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Envision Solar International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2015 and 2014

Envision Solar International, Inc. and Subsidiary

28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Envision Solar International, Inc.

We have audited the accompanying consolidated balance sheets of Envision Solar International, Inc. and its Subsidiary as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Solar International, Inc. and its Subsidiary as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $1,839,533 and $3,146,302 in 2015 and 2014, respectively, and net cash used in operating activities of $2,469,343 and $1,817,122 in 2015 and 2014, respectively. At December 31, 2015, the Company had a working capital defict, stockholders’ deficit and accumulated deficit of $1,915,684, $1,408,603 and $32,601,933 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 29, 2016

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Envision Solar International, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets

Current Assets
Cash	$32,451	$1,380,554
Accounts Receivable, net	831,617	103,217
Subscription Receivable	–	25,000
Prepaid and other current assets	51,787	134,778
Inventory, net	422,175	347,903
Costs and estimated earnings in excess of billings on uncompleted contracts	22,058	92,666
Total Current Assets	1,360,088	2,084,118

Property and Equipment, net	243,961	123,565

Other Assets
Debt issue costs, net	102,194	2,438
Patents	36,620	–
Deposits	163,284	164,347
Total Other Assets	302,098	166,785

Total Assets	$1,906,147	$2,374,468

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$834,962	$567,834
Accrued Expenses	348,467	368,226
Sales Tax Payable	152,438	96,787
Deferred Revenue	213,467	717,291
Billings in excess of costs and estimated earnings on uncompleted contracts	–	5,614
Line of Credit	800,000	–
Convertible Notes Payable -Related Parties	686,616	98,616
Note Payable	43,033	43,033
Auto Loan	8,797	–
Convertible Notes Payable, net of discount of $0 and $252,070 at December 31, 2015 and 2014 respectively	100,000	704,255
Embedded Conversion Option Liability	87,992	355,611

Total Current Liabilities	3,275,772	2,957,267

Long-term portion of Auto Loan	38,978	–

Total Liabilities	3,314,750	2,957,267

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 million shares authorized, 105,207,701 and 98,482,611 shares issued or issuable and outstanding at December 31, 2015 and 2014, respectively	105,208	98,483
Additional Paid-in-Capital	31,088,122	30,081,118
Accumulated Deficit	(32,601,933)	(30,762,400)

Total Stockholders' Deficit	(1,408,603)	(582,799)

Total Liabilities and Stockholders' Deficit	$1,906,147	$2,374,468

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014

Revenues	$2,642,207	$1,033,438

Cost of Revenues	2,720,437	1,133,556

Gross Loss	(78,230)	(100,118)

Operating Expenses (including stock based compensation expense of $121,915 for the year ended December 31, 2015 and $736,388 for the year ended December 31, 2014)	1,647,781	2,396,699

Loss From Operations	(1,726,011)	(2,496,817)

Other Income (Expense)
Other Income	265	288
Gain (Loss) on Debt Settlement, net	4,434	(14,688)
Interest Expense	(384,240)	(1,037,700)
Change in fair value of embedded conversion option liability	267,619	404,215
Total Other Expense	(111,922)	(647,885)

Loss Before Income Tax	(1,837,933)	(3,144,702)

Income Tax Expense	1,600	1,600

Net Loss	$(1,839,533)	$(3,146,302)

Net Loss Per Share- Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Shares Outstanding- Basic and Diluted	100,739,141	85,220,350

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Amount	Capital	Deficit	Deficit

Balance December 31, 2013	71,702,942	$71,703	$25,038,521	$(27,616,098)	$(2,505,874)

Stock Issued for Cash	20,186,725	20,187	3,007,823	–	3,028,010

Cash Offering Costs	–	–	(102,840)	–	(102,840)

Stock Issued for Services - Related Party	616,856	617	91,911	–	92,528

Stock Issued for Director Services	1,125,012	1,125	167,627	–	168,752

Stock Issued in Conversion of Convertible Note	3,666,666	3,667	546,333	–	550,000

Stock Issued in Settlement of Note Payable	150,000	150	23,850	–	24,000

Stock Issued in Settlement of Interest	1,034,410	1,034	174,816	–	175,850

Warrants Issued as Conversion Inducement	–	–	482,300	–	482,300

Warrants Issued for Debt Extension Fee	–	–	193,625	–	193,625

Stock Option Expense	–	–	457,152	–	457,152

Net Loss 2014	–	–	–	(3,146,302)	(3,146,302)

Balance December 31, 2014	98,482,611	$98,483	$30,081,118	$(30,762,400)	$(582,799)

Stock Issued for Cash	5,433,334	5,433	809,567	–	815,000

Cash Offering Costs	–	–	(8,900)	–	(8,900)

Stock Issued for Services - Related Party	373,107	373	53,627	–	54,000

Stock Issued for Director Services	347,220	347	51,735	–	52,082

Shares Issued for Loan Guaranty - Related Party	571,429	572	85,142	–	85,714

Stock Option Expense	–	–	15,833	–	15,833

Net Loss 2015	–	–	–	(1,839,533)	(1,839,533)

Balance December 31, 2015	105,207,701	$105,208	$31,088,122	$(32,601,933)	$(1,408,603)

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,839,533)	$(3,146,302)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation	139,032	41,392
Bad debt expense	11,700	–
Reserve on inventory	27,783	–
Warrants issued as debt conversion inducement fee	–	482,300
Common Stock issued for Services	106,082	261,280
Amortization of prepaid expenses paid in common stock	–	17,956
Gain (loss) on debt Settlement, net	(7,358)	14,688
Compensation expense related to grant of stock options	15,833	457,152
Change in fair value of embedded conversion option liability	(267,619)	(404,215)
Amortization of debt discount	252,070	420,116
Amortization of debt issue costs	11,728	4,062
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(740,100)	76,242
Prepaid Expenses and other current assets	(31,080)	(114,479)
Costs and estimated earnings in excess of billings on uncompleted contracts	70,608	(92,666)
Inventory	(20,492)	(328,431)
Deposits	1,063	(154,940)
Increase (decrease) in:
Accounts Payable	274,486	108,901
Accrued Expenses	(19,759)	(79,913)
Sales Tax Payable	55,651	59,959
Deferred Revenue	(503,824)	717,291
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,614)	(157,515)
NET CASH USED IN OPERATING ACTIVITIES	(2,469,343)	(1,817,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment,net	(226,920)	(76,092)
Funding of Patent Costs	(36,620)	–
NET CASH USED IN INVESTING ACTIVITIES	(263,540)	(76,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on convertible notes payable	(268,325)	(12,000)
Proceeds from Sale of Common Stock	815,000	3,003,010
Proceeds from Subscription Receivable	25,000	–
Payments of offering costs related to sale of common stock	(8,900)	(102,840)
Borrowings on Auto Loan, net	47,775	–
Borrowings on Line of Credit	800,000	–
Payments of Debt Issue Costs	(25,770)	(6,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,384,780	2,881,670

NET (DECREASE) INCREASE IN CASH	(1,348,103)	988,456

CASH AT BEGINNING OF YEAR	1,380,554	392,098

CASH AT END OF YEAR	$32,451	$1,380,554

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$151,620	$–
Cash paid for income tax	$1,600	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for loan guarantee - related party	$85,714	$–
Reclassification of convertible note payable to convertible note payable - related party	$600,000	$–
Transfer from prepaid asset to inventory	$114,071	$–
Convertible debt converted to shares of common stock	$–	$550,000
Accrued interest converted to common stock	$–	$175,850
Warrants issued as debt extension fee	$–	$193,625
Embedded conversion option based effective interest	$–	$478,561
Common stock issued in conversion of note payable and accrued interest	$–	$24,000
Subscription receivable	$–	$25,000

The accompanying notes are an integral part of these Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

Envision Solar was incorporated on June 12, 2006 as a limited liability company (“LLC”), under the name Envision Solar, LLC. In September 2007, the company was reorganized as a California C Corporation and issued one share of common stock for each outstanding member unit in the LLC. Also during 2007, the Company formed various wholly owned subsidiaries to account for its planned future operations, but these entities were mostly dissolved over the subsequent years. The only remaining subsidiary included in these consolidated financial statements is Envision Solar Construction Company, Inc.

On February 11, 2010, Envision Solar International, Inc., a California corporation (Envision CA) was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the company with Envision CA being the surviving business and becoming our wholly-owned subsidiary. On March 11, 2010, Envision CA was merged into our publicly-held company and the name of the publicly-held company was changed to Envision Solar International, Inc. (along with its subsidiary, hereinafter the “Company”, "us", "we", "our" or "Envision"). The effects of the recapitalization have been retroactively applied to all periods presented in the accompanying consolidated financial statements and footnotes.

NATURE OF OPERATIONS

Envision, a Nevada corporation, invents, designs, and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and renewable energy production and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to design and engineer architecturally accretive solar products which are a complex integration of simple, commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and possible revenue opportunities for our customers. Management believes that Envision's products deliver multiple layers of value such as: renewably energized EV charging; media, branding, and advertising platforms; renewable and reliable energy production; architectural enhancement; reduced carbon footprint; reduction of heat islanding and improved parking experiences through shading; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (DOOH) media.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2015.  The Company did not have any bank balances in excess of FDIC insured levels as of December 31, 2015. Bank balances in excess of the FDIC insured levels amounted to $1,132,553 as of December 31, 2014.

Concentration of Accounts Receivable

At December 31, 2015 and 2014, customers that each accounted for more than 10% of our accounts receivable were as follows:

	2015	2014
Customer 1	56%	-
Customer 2	39%	-
Customer 3	2%	44%
Customer 4	-	36%
Customer 5	3%	20%

Concentration of Revenues

For the years ended December 31, 2015 and 2014, customers that each represented more than 10% of our revenues were as follows:

	2015	2014
Customer A	39%	9%
Customer B	26%	-
Customer C	-	59%
Customer D	-	27%

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were $14,376 and $0 cash equivalents at December 31, 2015 and December 31, 2014, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2015 and 2014, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 10 for further discussion of fair value measurements.)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, our historical write-off experience, net of recoveries, and economic conditions. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. Further, the Company may record a general reserve in its allowance for doubtful accounts to account for future changes that may negatively impact our overall collections. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with the manufacturing process. The Company regularly reviews inventory components and quantities on hand, and performs physical inventory counts. A reserve is established if this review process determines the market value of such inventory may be below the carrying value.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 7 years. Expenditures for maintenance and repairs, along with fixed assets below our capitalization threshold, are expensed as incurred.

PATENTS

Effective January 2015, the company believes it will achieve future economic value for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied, all accumulated administrative costs will be expensed in that period.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

REVENUE AND COST RECOGNITION

Revenues are primarily derived from the direct sales of products in addition to construction contracts for the production and installation of our integrated solutions and proprietary products. Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

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

For construction contracts that do not qualify for use of the percentage of completion method, the Company accounts for such contracts using the “completed contract method” in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor, allocable depreciation and other allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.” The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a one year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2015, the Company has no product warranty accrual given its lack of any material historical warranty experience.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $888 for the year ending December 31, 2015 and $57,267 for the year ending December 31, 2014.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred; such amounts aggregated $49,500 in 2015 and $94,065 in 2014.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2015, tax years 2012 through 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

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

Convertible debt convertible into 5,311,923 common shares, options to purchase 15,337,007 common shares and warrants to purchase 29,219,441 common shares were outstanding at December 31, 2015. Convertible debt convertible into 7,373,058 common shares, options to purchase 15,387,007 common shares and warrants to purchase 29,219,441 common shares were outstanding at December 31, 2014. Dilutive common stock equivalents were not included in the computation of diluted net loss per share in 2015 and 2014 because the effects would have been anti-dilutive due to the net losses. Due to the net losses in 2015 and 2014, basic and diluted net loss per share amounts are the same. These potential common shares may dilute future earnings per share.

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

SEGMENTS

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2015 and 2014, the Company only operated in one segment; therefore, segment information has not been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that became effective during the period ended December 31, 2015 that affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after December 31, 2015, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

ASU 2015-03

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This ASU did not have a material impact on its consolidated financial statements. The Company is conforming to Standard Update 2015-15 related to the classification of debt issuance costs associated with lines of credit.

ASU 2015-08

In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting,” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. This ASU did not have a material impact on its consolidated financial statements.

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

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2015 and 2014, the Company had net losses of $1,839,533 (which includes $121,915 of stock based compensation expense) and $3,146,302 (which includes $736,388 of stock based compensation expense), respectively, and net cash used in operating activities of $2,469,343 and $1,817,122, respectively. Additionally, at December 31, 2015, the Company had a working capital deficit of $1,915,684, stockholders’ deficit of $1,408,603, and accumulated deficit of $32,601,933. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision is pursuing a capital raise to provide funds during the upcoming months and will look to raise additional funds for further operating capital and working capital later in the fiscal year. Further, the Company will seek additional sales that would provide additional revenues and possible gross profits. All such actions and funds, if successful, may or may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months or providing additional working capital. From January 1, 2015 through December 31, 2015, the Company raised $815,000 from a securities offering and drew down $800,000 on a $1,000,000 line of credit that was established during the year.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

3.	CONTRACT ACCOUNTING, ACCOUNTS RECEIVABLE, AND DEFERRED REVENUE

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion method (See Note 1).

At December 31, 2015, costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method:

Costs and estimated earnings recognized	$511,108
Less: Billings or cash received	(489,050)
Costs and estimated earnings in excess of billings on uncompleted contracts	$22,058

At December 31, 2014, costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method:

Costs and estimated earnings recognized	$882,716
Less: Billings or cash received	(790,050)
Costs and estimated earnings in excess of billings on uncompleted contracts	$92,666

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion method (See Note 1).

As of December 31, 2015, there were no billings in excess of costs and estimated earnings on uncompleted contracts accounted for using the percentage of completion method.

At December 31, 2014, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method:

Billings and/or cash receipts on uncompleted contract	$15,000
Less: Revenues recognized	(9,386)
Billings in excess of costs and estimated earnings on uncompleted contracts	$5,614

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Accounts Receivable

The Company records accounts receivable related to its construction contracts and its design services based on billings or on amounts due under the contractual terms. The allowance for doubtful accounts is based upon the Company’s policy (See Note 1). Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

At December 31, 2015 and 2014, accounts receivable were as follows:

	December 31, 2015	December 31, 2014
Accounts receivable	$855,017	$114,917
Less: Allowance for doubtful accounts	(23,400)	(11,700)
Accounts receivable, Net	$831,617	$103,217

Bad debt expense for 2015 and 2014 was $11,700 and $0, respectively.

Deferred Revenue

Deferred revenues are deposits from customers for product sales which have not yet been delivered (See Note 1). Deferred revenue was $213,467 and $717,291 for the periods ended December 31, 2015 and December 31, 2014, respectively.

4.	SUBSCRIPTIONS RECEIVABLE

Subscriptions receivable are subscriptions made for the purchase of shares of the Company’s common stock in a private offering where the subscription was made but the cash payment was in transit. The balance of this account was $0 and $25,000 as of December 31, 2015 and 2014, respectively. The cash payment for the December 31, 2014 balance was received in January 2015.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2015	December 31, 2014
Prepaid Insurance	$20,035	$20,707
Deposit on future raw materials	31,752	114,071
Total prepaid expenses and other current assets	$51,787	$134,778

6.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of December 31, 2015 and 2014, inventory consists of the following:

	December 31,	December 31,
	2015	2014
Finished Goods	$85,487	$–
Work in Process	234,226	42,120
Raw Materials	130,245	305,783
Inventory Reserve	(27,783)	–
Inventory, net	$422,175	$347,903

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2015	December 31, 2014
Computer equipment and software	5 years	$155,620	$155,620
Furniture and fixtures	7 years	202,009	197,169
Office equipment	5 years	28,289	28,289
Machinery and equipment	1-5 years	348,045	129,360
Autos	3 years	49,238	–
Leasehold improvements	19 months	18,541	11,394
Total property and equipment		801,742	521,832
Less accumulated depreciation		(557,781)	(398,267)

Property and Equipment, Net		$243,961	$123,565

Depreciation expense for 2015 and 2014 was $139,032 and $41,392, respectively. In 2015, approximately $20,000 of depreciation was capitalized into inventory as manufacturing overhead costs.

8.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2015	December 31, 2014
Accrued vacation	$135,940	$122,537
Accrued officers’ salary	68,749	68,749
Accrued interest	142,261	173,437
Accrued estimated losses on contracts	–	1,590
Other accrued expense	1,517	1,913
Total accrued expenses	$348,467	$368,226

9.	LINE OF CREDIT

In October 2015, the Company entered into a one year Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“Bank”), pursuant to which the Bank agreed to provide the Company with a revolving line of credit in the aggregate principal amount of $1,000,000, bearing interest at a floating per annum rate equal to the greater of three quarters of one percentage point (0.75%) above the Prime Rate (as that term is defined in the LSA) or four percent (4.00%). The line of credit is secured by a second priority perfected security interest in all of the assets of the Company in favor of the Bank. The LSA contains certain restrictions, subject to certain exceptions and qualifications, on the conduct of the Company and its subsidiary, including, among other restrictions: incurring debt other than permitted indebtedness as defined, disposing of certain assets, making investments, creating or suffering liens, completing certain mergers, consolidations and sales of assets, acquisitions, declaring dividends to third parties, redeeming or prepaying other debt, and certain transactions with affiliates.

Under the terms of the LSA, the Bank received a commitment fee of $2,500, reimbursement of Bank expenses for documentation of $10,000, and a reimbursement of filing fees amounting to $1,836. These fees are recorded as Debt Issue Costs on the accompanying balance sheet and will be amortized over the one year term of the line of credit.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

As a condition to the extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party shareholder with more than 10% of the outstanding stock of the Company, agreed to guarantee all of the Company’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between Bank and Keshif (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Company’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement (“Subordination Agreement”). In consideration for the Guaranty, Envision issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 (the “Shares”) to Keshif pursuant to a stock purchase agreement (“SPA”). These shares, along with legal costs associated with the issuance of this guaranty amounting to $11,435, are recorded as Debt Issue Costs in the accompanying balance sheet and will be amortized over the one year term of the line of credit. Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 29, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. The Company also issued a side letter to Keshif (the “Side Letter”), which in addition to confirming Keshif’s entitlement to the Shares, provided certain contractual rights to Keshif in consideration for the Guaranty, including a covenant by the Company to provide financial statements and other periodic reports to Keshif, an agreement to reimburse Keshif for payments made by Keshif to the Bank in accordance with the Guaranty (“Reimbursement Obligation”), and the grant of a security interest, subordinated to the Bank under the Subordination Agreement, to secure the Reimbursement Obligation. Keshif also has the right under the Side Letter to invite one representative to attend all meetings of Envision’s Board of Directors and, in the event Envision is unable to meet its obligations under the LSA, Keshif will immediately become entitled to elect one member to Envision’s Board of Directors (see Notes 14 and 17).

The outstanding balance on the line of credit at December 31, 2015 is $800,000 leaving $200,000 of credit line available to the Company.

10.	CONVERTIBLE NOTES PAYABLE – RELATED PARTIES AND FAIR VALUE MEASUREMENTS

As of December 31, 2015 and 2014, the following summarizes amounts owed under short-term convertible notes –related parties:

	December 31, 2015	December 31, 2014
Evey Note	$86,616	$98,616
Gemini Master Fund - Third Amended and Restated Secured Bridge Note - Noble Portion	600,000	–
	$686,616	$98,616

Evey Note

Prior to 2011, the Company was advanced monies by John Evey, our director, and executed a 10% convertible promissory note which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the Gemini Master Funds notes. Through a series of amendments, the conversion price of the convertible note was reduced to $0.20 and the maturity date was extended to December 31, 2013.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Effective December 31, 2013, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2014. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as an extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. During the year ended December 31, 2014, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000.

Effective December 31, 2014, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2015. There were no additional fees or discounts associated with this extension. Per generally accepted accounting principles, this modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded. During the fiscal year ended December 31, 2015, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000.

Effective December 31, 2015, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2016. There were no additional fees or discounts associated with this extension. This modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The market price of the Company’s stock was below the conversion price at the time of the modification, therefore no beneficial conversion feature needed to be recorded.

The note continues to bear interest at a rate of 10%. The balance of the note as of December 31, 2015 is $86,616 with accrued and unpaid interest amounting to $36,749 (See Note 17).

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

Prior to June 30, 2010 all shares underlying the Gemini Master Fund convertible debt were subject to a lock-up agreement, and the shares were not easily convertible to cash thus, the embedded conversion option did not need to be bifurcated and recorded as a fair value derivative due to the price protection provision in the notes. Subsequent to June 30, 2010, such lock-up provisions expired and as such, the Company determined that the embedded conversion option met the definition of a derivative liability and needed to be bifurcated and recorded as a derivative at fair value.

Through a series of amendments, the Company modified terms of all notes so that the terms of these notes became equivalent. Further, the interest rates were reduced to 10%; the conversion prices were reduced $0.15; and the terms were extended to December 31, 2013.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Effective February 28, 2014 the Company entered into an additional extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes were merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and is being amortized over the remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and is being amortized over the remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which was capitalized as an asset on the balance sheet as “Debt issue costs” and was amortized over the remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt, and all accrued interest through 2013, and further, the accrued interest through the conversion date for the converted debt, totaling $155,161 into 4,701,076 shares of common stock of the Company (3,666,666 shares for principal and 1,034,410 for interest) at the contracted conversion price of $0.15 per share. The conversion was recorded to equity with no gain or loss on such conversion related to the principal portion, while the Company recorded a loss of $20,689 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes option pricing model and were expensed at the date of the transaction.

In June 2015, Gemini sold a 70.0066819% stake in its’ note to Robert Noble, our past Chairman, in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. Each note has the same terms and conditions as existed prior to this transaction and as discussed above. There were no accounting effects for this transaction.

In September 2015, the Company made a payment of $306,624 to pay off the balance of the Gemini note and its accrued interest, and recorded a loss on debt settlement of $2,925.

In regards to the remaining note, Robert Noble agreed to an extension to March 31, 2016. Additionally, during 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. As Robert Noble is a greater than 10% shareholder in the Company, the note balance has been reclassified to Convertible Notes Payable- Related Parties in the accompanying December 31, 2015 balance sheet, while it is classified as Convertible Notes Payable in the accompanying December 31, 2014 balance sheet (See Note 17).

At December 31, 2015, the remaining note had a balance of $600,000, and accrued interest of $31,438.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2014 and 2015:

	Carrying Value at	Fair value Measurements at December 31, 2014
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$355,611	$–	$–	$355,611

	Carrying Value at	Fair value Measurements at December 31, 2015
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$87,992	$–	$–	$87,992

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2014 and 2015:

Balance at December 31, 2013	$281,265
Increase in liability due to debt modification	478,561
Change in fair value	(404,215)
Balance at December 31, 2014	$355,611
Increase in liability due to debt modification	–
Change in fair value	(267,619)
Balance December 31, 2015	$87,992

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term. The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2014 and 2015:

Assumptions	December 31, 2014	December 31, 2015
Expected remaining term	0.50	0.25
Expected Volatility	174%	113%
Risk free rate	0.66%	0.16%
Dividend Yield	0.00%	0.00%

There were no changes in the valuation techniques during 2015. The Company did however compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results. The weighted average interest rate for short term notes as of December 31, 2015 was 10%.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

11.	NOTES PAYABLE AND AUTO LOAN

Note Payable

On June 1, 2010, the Company entered into a Promissory Note with one of its vendors in exchange for the vendor cancelling its open invoices to the Company. Total outstanding payables recorded by the Company at the time of settlement were $179,702. The note amount was for $160,633 and bears interest at 10%. The note can be converted only at the option of the Company, at any time, into common stock with an original conversion price of $0.33 per share. During 2011, 2012 and 2013, the company made partial conversions of this note. Further, through a series of amendments, the note was extended to December 31, 2014 and the conversion price of the note was reduced to $0.20 per share of common stock.

During 2014, the Company made partial conversions of this note into 150,000 shares of the Company’s common stock. The shares were valued at their quoted trade prices aggregating $24,000. The Company recorded a reduction of principal of $30,000, and a gain on settlement of debt of $6,000. Further, effective as of December 31, 2014, the Company entered into an amendment to extend the maturity date of the note to December 31, 2015. There was no accounting effect for this extension.

Effective December 31, 2015, the Company entered into a further amendment to this note extending the maturity date of the note to June 30, 2016. There was no accounting effect for this extension.

As of December 31, 2015, the note had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $13,855.

Auto Loan

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of December 31, 2015, the loan had a short-term portion of $8,797 and a long term portion of $38,978.

12.	CONVERTIBLE NOTES PAYABLE

Summary:

As of December 31, 2015, principal amounts owed under convertible notes consisted of only the Pegasus note.

As of December 31, 2014, the following summarizes principal amounts owed under convertible notes:

	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$–	$100,000
Gemini Master Fund – Third Amended and Restated secured bridge Note	856,325	252,070	604,255
	$956,325	$252,070	$704,255

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Pegasus Note:

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010 and subsequently extended until December 31, 2012. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $0.33 per share and had no beneficial conversion feature at the note date.

Through a series of amendments, the term of the note was extended until December 31, 2014, and waived, through December 31, 2013, the requirement to pay down the note with financing proceeds received by the Company.

Effective December 31, 2014, the Company entered into an additional modification extending the term of the note to December 31, 2015, and waived, through December 31, 2014, the requirement to pay down the note with financing proceeds received by the Company in the period. This modification was treated as a debt extinguishment, but as the market price of the Company’s stock was below the conversion price at the time of the modification, there was no beneficial conversion feature that needed to be recorded.

Effective December 31, 2015, the Company entered into an additional modification extending the term of the note to December 31, 2016, and waiving, through December 31, 2015, the requirement to pay down the note with financing proceeds received by the Company in the period. There was no accounting effect for this transaction.

The balance of the note as of December 31, 2015 is $100,000 with accrued and unpaid interest amounting to $60,219.

Gemini Third Amended and Restated Secured Bridge Note

See note 10 for additional information on a Convertible Note classified as Convertible Note Payable in 2014 but became a Convertible Note Payable - Related Party in 2015.

13.	COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2015 there are no lease agreements with non-cancelable terms in excess of one year.

Rent expense was $30,765 and $130,939 for the years ended December 31, 2015 and 2014, respectively. Further, for the years ended December 31, 2015 and 2014, respectively, $268,487 and $22,281 of rent was capitalized into inventory as manufacturing overhead costs.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. During 2015 and 2014, the Company has agreements to act as a reseller for certain vendors; joint development contracts with third parties; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties have agreed to cooperate and provide business opportunities to each other; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for advising and raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, other than sales agent agreements and revenue generating sales contracts, there are no firm commitments in such agreements as of December 31, 2015.

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

14.	COMMON STOCK

Shares Issued

Issuances of the Company’s common stock during the years ended December 31, 2015 and 2014, respectively, are as follows:

2015

Stock Issued in Cash Sales

During the year ended December 31, 2015 pursuant to private placements, the Company issued 5,433,334 shares of common stock for cash with a per share price of $0.15 per share or $815,000 and the Company incurred $8,900 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services – Related Party

For professional services provided per the terms of a consulting agreement with GreenCore Capital LLC (“GreenCore”), and during the year ended December 31, 2015, the Company issued 373,107 shares of the Company’s common stock with a per share fair value between $0.13 and $0.18 (based on an average market value of the stock when earned as defined in the agreement) or $54,000. The difference between the grant date fair value and contractual value was de minimis. These payments were expensed at time of issuance. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See Note 17)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Stock Issued for Director Services

During the year ended December 31, 2015, the Company released 347,220 shares of common stock with a per share fair value of $0.15, or $52,082 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 17).

The total unrecognized restricted stock grant expense related to the above discussed stock issuances amounted to $62,500 at December 31, 2015.

Stock Issued for Loan Guaranty

During the year ended December 31, 2015, and in consideration for the Guaranty of the Company’s obligations extended under a line of credit, the Company issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. These shares are recorded as Debt Issue Costs in the accompanying balance sheet and will be amortized over the one year term of the line of credit (See Note 9 and Note 17).

2014

Stock Issued in Cash Sales

During the year ended December 31, 2014 pursuant to private placements, the Company issued 20,186,725 shares of common stock for cash with a per share price of $0.15 per share or $3,028,010 and the Company incurred $102,840 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services – Related Party

On March 28, 2014, the Company entered into a new consulting agreement with GreenCore Capital LLC (“GreenCore”) and effectively cancelled all prior agreements between the companies. GreenCore will continue to provide financial advisory and analytical professional services to the Company as well as acting as a sales channel for Envision products. Related to these professional services provided, and during the twelve month period ended December 31, 2014, the Company issued 440,000 shares of the Company’s common stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $66,000, and issued an additional 176,856 shares of the Company’s common stock with a per share value average of $0.15 (based on market price at the time of the transaction) or $26,528. These payments were expensed at time of issuance. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See Note 17)

Stock Issued for Director Services

On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The share value is being expensed proportionately as the shares vest. The Company issued and released 444,448 of these shares, with a value of $66,667, during the twelve month period ended December 31, 2014. Mr. Feller resigned as a director on April 30, 2015.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

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

In September 2014, the Company issued 150,000 shares of common stock with a per share value of $0.16 (based on market price at the time of the transaction) or $24,000 as a partial payment of outstanding debt. The Company recorded a reduction of notes payable of $30,000, and a gain on debt settlement of $6,000 related to this transaction. (See Note 11)

15.	STOCK OPTIONS AND WARRANTS

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Stock Options

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. The Company’s stock option compensation expense was $15,833 and $457,152 for the years ended December 31, 2015 and 2014, respectively, and there was $19,139 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2015. This stock option expense will be recognized through March 2019.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

From January 1, 2014 through December 31, 2014, the Company issued 600,000 fully vested stock options under the plans with a total valuation of $87,224. Of these stock options, 200,000 have a 5 year term while the remaining 400,000 have a 10 year term.

From January 1, 2015 through December 31, 2015, the Company issued 150,000 stock options under the plans which all vest over 4 years, have a term of 10 years, and a total valuation of $18,483.

We used the following assumptions for options granted in fiscal 2015 and 2014:

	2015	2014
Expected volatility	169.62%	138.71%
Expected term	7 Years	3-5.5 Years
Risk-free interest rate	0.66%	1.52%
Expected dividend yield	None	None

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Option activity for the years ended December 31, 2015 and 2014 under the 2008 and 2011 Plans are as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	24,049,862	$0.30
Granted	600,000	0.19
Exercised	–	–
Forfeited	9,262,855	0.33
Expired	–	–
Outstanding at December 31, 2014	15,387,007	$0.28
Granted	150,000	0.13
Exercised	–	–
Forfeited	200,000	0.22
Expired	–	–
Outstanding at December 31, 2015	15,337,007	$0.28
Exercisable at December 31, 2015	15,195,688	$0.28
Weighted average grant date fair value		$0.12

The following table summarizes information about employee stock options outstanding at December 31, 2015:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2015	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.13-1.31	15,337,007	4.45 Years	$0.28	$–	15,195,688	$0.28	$–
	15,337,007	4.45 Years	$0.28	$–	15,195,688	$0.28	$–

As the Company’s stock price was lower than the weighted average exercise price at December 31, 2015, there is no aggregate intrinsic value of the options.

Options exercisable have a weighted average remaining contractual life of 4.41 years as of December 31, 2015.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Warrants

2015

There was no new warrant activity during 2015.

2014

During the year ended December 31, 2014, pursuant to a private placement, the Company issued 20,186,725 warrants to purchase common stock which is based on the number of units sold in the private offering. These warrants have an exercise price of $0.15 per share and expire 3 years from the date of issuance.

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

As a fee to extend the term of the Gemini Master Fund convertible debt, the Company issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and will be amortized over the remaining term of the note. The assumptions used in the valuation of these options include volatility of 140.80%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. (See Note 10)

As an inducement to Gemini Master Fund to convert the principal debt amount discussed above, the Company agreed to issue 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants were valued at $482,300 using the Black-Scholes valuation methodology and were expensed at the date of the transaction. The assumptions used in the valuation of these options include volatility of 140.80%, expected dividends of 0.0%, a discount rate of 1.52%, and expected term of 3 years. (See Note 10)

During the twelve months ended December 31, 2014, 6,475,101 warrants had expired.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Warrant activity for the years ended December 31, 2015 and 2014 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	9,851,540	$0.23
Granted	25,843,002	0.16
Exercised	–	–
Forfeited	–	–
Expired	(6,475,101)	0.20
Outstanding at December 31, 2014	29,219,441	$0.18
Granted	–	$–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding at December 31, 2015	29,219,441	$0.18
Exercisable at December 31, 2015	29,219,441	$0.18
Weighted average grant date fair value		$–

Warrants exercisable have a weighted average remaining contractual life of 1.47 years as of December 31, 2015.

16.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2015 and 2014 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

The blended Federal and State tax rate of 39.83% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	Year ended December 31,
	2015	2014
Computed “expected” tax expense (benefit)	$(625,441)	$(1,069,743)
State taxes, net of federal benefit	(122,700)	(206,901)
Goodwill impairment and other non-deductible items	(104,420)	(192,514)
Change in deferred tax asset valuation allowance	854,161	1,470,758
Income tax expense	$1,600	$1,600

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2015	2014
Deferred tax assets:
Charitable contributions	$4,128	$4,128
Reserve for bad debt	25,345	20,684
Stock options	4,599,689	4,593,382
Inventory Adjustment	11,067	–
Other	19,634	15,702
Net operating loss carryforward	8,297,039	7,485,682
Total gross deferred tax assets	12,956,902	12,119,578
Less: Deferred tax asset valuation allowance	(12,853,622)	(11,999,461)
Total net deferred tax assets	103,280	120,117

Deferred tax liabilities:
Accrued salaries	(96,704)	(96,704)
Accrued vacation	–	(13,848)
Depreciation	(6,576)	(9,565)
Total deferred tax liabilities	(103,280)	(120,117)
Total net deferred taxes	$–	$–

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

The valuation allowance at December 31, 2015 was $12,853,622. The increase in the valuation allowance during 2015 was $854,161.

At December 31, 2015, the Company has a net operating loss carry forward of $20,828,829 available to offset future net income through 2035. The NOL expires during the years 2015 to 2035. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

17.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

During 2015, the Company made cash payments totaling $76,000, accrued an additional $22,500, and additionally issued 373,107 shares of the Company’s common stock with a total value of $54,000 to GreenCore Capital, LLC for professional services provided to the Company as detailed in a March 28, 2014 consulting agreement. Jay Potter, our director, is the managing member of GreenCore Capital LLC (See Note 14).

During 2015, pursuant to April 2015 lease agreement, the Company made cash payments to Desmond Wheatley, our President and CEO, totaling $13,480 for the lease of a vehicle owned by Mr. Wheatley but used exclusively by the Company for Company business. The lease was later terminated in 2015.

During 2014, the Company made cash payments totaling $93,000, and additionally issued 616,856 shares of the Company’s common stock with a total value of $92,528 to GreenCore Capital, LLC for professional services provided to the Company as detailed in a March 28, 2014 consulting agreement. Jay Potter, our director, is the managing member of GreenCore Capital LLC.

On February 21, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Cronus Equity LLC, a Delaware limited liability company (“Cronus”), to be effective as of February 1, 2014, pursuant to which Cronus provided professional services to the Company. Paul Feller, a prior director of the Company, is a managing partner of Cronus and the individual performing such professional services on behalf of Cronus. In consideration for services provided to the Company during 2014, Cronus received payments amounting to $41,817. This agreement with Cronus was cancelled in May 2014. Prior to this agreement with Cronus, the Company had a similar agreement with Fellco LLC, an entity also operated by Mr. Feller, to provide the same services. This agreement was cancelled in January 2014. During 2014, the Company paid $5,135 to Fellco LLC.

Stock Issued for Director Services

During the year ended December 31, 2015, the Company released 347,220 shares of common stock with a per share fair value of $0.15, or $52,082 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 14).

During the year ended December 31, 2014, the Company released 1,125,012 shares of common stock with a per share fair value of $0.15, or $168,752 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 14).

Stock Issued for Loan Guaranty and Cash Sales

During the year ended December 31, 2015, and in consideration for the Guaranty of the Company’s obligations extended under a line of credit, the Company issued 571,429 shares of its common stock or $85,714 to Keshif Ventures LLC, a related party by virtue of owning more than 10% of the Company’s common stock outstanding, pursuant to a stock purchase agreement (See Notes 9 and Note 14). Additionally, during the year ended December 31, 2015, pursuant to a private placement, the Company issued 3,666,667 shares of common stock for cash, with a per share price of $0.15 per share or $550,000 to Keshif Ventures LLC.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Convertible Notes Payable to Related Parties

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2016. During the fiscal year ended December 31, 2014, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000. During the fiscal year ended December 31, 2015, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000. The balance of the note as of December 31, 2015 is $86,616 with accrued and unpaid interest amounting to $36,749 (See Note 10).

In June 2015, Gemini Master Fund Ltd sold a 70.0066819% stake in its’ note to Robert Noble, our past Chairman and current owner of over 10% of our outstanding common stock, in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. In regards to the note for Mr. Noble, he agreed to an extension of his note to March 31, 2016. During the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. The balance of the note as of December 31, 2015 is $600,000 with accrued and unpaid interest amounting to $31,438 (See Note 10).

18.	SUBSEQUENT EVENTS

Stock Issued in Cash Sales

Subsequent to December 31, 2015 pursuant to private placements, the Company issued 2,166,666 shares of common stock for cash with a per share price of $0.15 per share or $325,000 and the Company incurred $23,600 of capital raising fees that were paid in cash and charged to additional paid-in capital. Related to these sales, the Company is further obligated to issue 98,333 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering. There will be no accounting effect for the issuance of these warrants as their fair value will be charged to Additional  Paid-in-Capital as an offering cost and offset by a credit to Additional Paid-in-Capital for their fair value when issuing these warrants.

Director Compensation

On February 12, 2016, the Company issued 200,000 stock options to each of the three non executive directors that served as a director during 2015, other than Mr. Moody, for a total of 600,000 stock options. These options were granted as compensation for the services provided in 2015, will vest immediately, and were valued using the Black-Scholes option pricing methodology. Jay Potter and John Evey each received 200,000 options exercisable at a price of $0.125 per share for a period of 10 years from the date of grant, with a combined total valuation of $40,100. Robert Noble received 200,000 options exercisable at a price of $0.1375 per share for a period of 5 years from the date of grant for a total valuation of $15,493. The assumptions used in the valuation of these options include volatility of 114.93%, expected dividends of 0.0%, a discount rate of 0.16%, and expected terms, applying the simplified method, of 5 years for Mr. Potter and Mr. Evey and 2.5 years for Mr. Noble.

On February 12, 2016, the Board approved a compensation program for all non executive directors that do not otherwise have a pre-existing compensation plan. Starting for the 2016 year of service, each of two directors will receive 1,000,000 shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000,  that will vest equally at the end of each calendar quarter that such director remains in service as a director over a three year period.

New Director

On February 19, 2016, Mr. Anthony Posawatz accepted an appointed as a new director of the Company effective February 19, 2016. In consideration for Mr. Posawatz’s acceptance to serve as a director of the Company, the Company agreed to grant him 1,000,000 restricted shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, vesting according to the following vesting schedule: 27,777 per month over a 36 month period commencing on March 31, 2016, issuable on the last day of each calendar quarter so long as Mr. Posawatz serves as a director of the Company, subject to the grantee’s right to waive vesting and issuance on a quarterly basis.

Accounts Payable and Related Party Vendor Payments

Subsequent to December 31, 2015, the Company made cash payments totaling $15,000, and additionally issued 128,571 shares of the Company’s common stock with a total value of $19,286 (based on contemporaneous cash sales prices) to GreenCoreCapital, LLC for professional services provided to the Company as detailed in a March 28, 2014 consulting agreement. The contractual value of this share issuance is $18,000 and accordingly, the Company will record a loss on conversion of $1,286. Jay Potter, our director, is the managing member of GreenCore Capital, LLC.

Line of Credit

Subsequent to December 31, 2015, the Company drew down an additional $200,000 on its line of credit. As of the date of this report, there is no additional drawing capacity on the line of credit.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

As of December 31, 2015 and 2014 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, although not comprehensive, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Also, because of the size of the Company and the Company’s administrative staff, as well as other reasons, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination and disclosure of information, have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness that therefore affects disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2015. Based on this assessment, management believes that, as of December 31, 2015, we did not maintain effective controls over the financial reporting control environment. Specifically, although not comprehensive, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting, nor have certain IT controls been developed and adhered to.

Because of all the material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Our Board of Directors continues to seek a candidate with audit committee financial expertise to serve as an independent director of the Company and as the Chairman of our audit committee. Management hopes to make future investments in the continuing education of our accounting and financial staff. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for our anticipated audit committee. We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

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

The following table sets forth information regarding our executive officers and directors as of March 30, 2016:

Name	Age	Position

Desmond Wheatley	50	Chief Executive Officer, President and Director

Chris Caulson	47	Chief Financial Officer

John Evey	66	Chairman of the Board of Directors

Jay Potter	51	Director

Don Moody	61	Director

Anthony Posawatz	55	Director

Biographies of Directors and Officers

DESMOND WHEATLEY has served as our president, chief operating officer, and secretary since September 2010, and was named chief executive officer and a Director in August 2011. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Envision, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and chief executive officer of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company, from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions, fka Wireless Facilities with the last five years as president of ENS, the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the United States. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500M in debt and equity. Mr. Wheatley sits on the boards of Admonsters, located in San Francisco California, and the Human Capital Group, located in Los Angeles, California, and was formerly a board member at DNI in Dallas, Texas.

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

CHRIS CAULSON has been our Chief Financial Officer since August 2011 and previously led our accounting and finance functions since June 2010. Mr. Caulson brings 25 years of financial management experience including security infrastructure and technology integration, wireless communications, and telecommunications industries. From 2004 into 2009, Mr. Caulson held various positions including Vice President of Operations and Finance of ENS, the largest independent technology systems integrator in the United States and a wholly-owned division of Kratos Defense & Security Solutions, Inc. In this role, Mr. Caulson was responsible for the operational and financial execution of multiple subsidiaries and well over $100 million of integration projects including networks for security, voice and data, video, life safety and other integrated applications.  Prior to 2004, Mr. Caulson was chief financial officer of Titan Wireless, Inc., a $200 million international telecommunications division of Titan Corp (subsequently purchased by L-3.).  Mr. Caulson, who has a Bachelors of Accountancy from the University of San Diego, began his career with the public accounting firm Arthur Andersen.

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

JOHN EVEY has served as a director of the Company since April 2010 and became the Chairman of the Board of Directors in September 2015. Since 2012, Mr. Evey has provided independent strategic assistance to corporations with a special focus on companies in the life science and clean technology sectors that can do well financially while also producing substantial social benefit. Prior to this, from 2011 to 2012, Mr. Evey was executive vice president of Nature and Culture International, an organization that has directly catalyzed the protection of more than ten million acres of large tropical forest ecosystems. Prior to accepting that role, Mr. Evey served for four years as vice president for development at the J. Craig Venter Institute (“JCVI”), for which he was responsible for generating collaborative partnerships and financial resources from all sources except federal research agencies for this major institute that is advancing genomic research to benefit human health and the environment. Beginning in 2002, Mr. Evey served as assistant director of the Scripps Institution of Oceanography and executive director of development for the Marine Sciences at University of California, San Diego (“UCSD”). Prior to that, he was vice president for Institutional Advancement at University of the Pacific after having served for more than a decade as director of development at Oregon State University. His earliest professional experience includes roles as founding director of the Office for Resource Development at the Oregon Shakespeare Festival and as the initial association executive for the statewide arts lobby, Oregon Advocates for the Arts. As a volunteer, he catalyzed creation of the Southern Oregon Land Conservancy. As an officer of the Travel Industry Council of Oregon, Mr. Evey and two colleagues successfully advocated the creation and funding of a Tourism Division in the Oregon Department of Economic Development. Mr. Evey is a member of the Host Committee for the Kyoto Prize Symposium in San Diego, which features the Kyoto Prize laureates each spring.

Mr. Evey’s qualifications are:

•	Leadership experience – Mr. Evey has been our chairman since September 2015 and has held multiple executive positions, including as vice president for advancement for the three-campus University of the Pacific.
•	Industry experience – Mr. Evey has served as Director of Development for Oregon State University, a Carnegie Tier I research university with statewide services.
•	Finance Experience – Mr. Evey has personally generated over $100 million in gifts and matching funds to charitable organizations.
•	Education experience – Mr. Evey has a Bachelor of Science degree from Oregon State University and a Master of Science from the University of Oregon as well as many professional development courses and seminars.

JAY POTTER has served as a director of the Company since 2007. Mr. Potter has been active in the financial and energy industries for over 20 years and has participated, directed, or placed over two hundred million dollars of capital in start-up and early stage companies. In 2006, Mr. Potter served as the interim chief executive officer of EAU Technologies Inc. (Symbol: EAUI:OB), a publicly traded company specializing in non-toxic sanitation and disinfectant technologies. In 2007, he founded GreenCore Capital, Inc., an early stage venture capital company, and serves as that company’s chairman and chief executive officer. He has served as chairman, president and chief executive officer of Nexcore Capital, Inc. and its financial service affiliates since co-founding that company in 1996. Prior to December 2012, he was a registered representative with Allied Beacon Partners, Inc., a registered securities broker dealer firm that has served as the placement agent on certain of the Company’s private placements of securities. Effective December 2012, without admitting or denying the findings, Mr. Potter entered into a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority (FINRA) to settle alleged violations of FINRA Rules 2010, 1122, IM-1000 and Article V, Section 2(c) of the Bylaws that impose certain reporting obligations on FINRA members, resulting in a fine and temporary suspension. Mr. Potter serves as the chairman of Sterling Energy Resources, Inc. (symbol: SGER:PK), a public oil and gas company involved in the acquisition, exploration and development of oil and natural gas from its numerous leases. Mr. Potter serves as a director of Noble Environmental Technologies Corporation and Fulcrum Enterprises, among others.

Mr. Potter’s qualifications are:

•	Leadership experience – Mr. Potter has held various executive positions at multiple companies and is a Board member of Envision, Sterling Energy Resources, Inc., GreenCore Capital, LLC, and Noble Environmental Technologies Corporation.
•	Industry experience – Mr. Potter has held numerous executive level positions for companies focusing on renewable energies and other environmentally focused ventures.
•	Finance Experience – Mr. Potter raised and placed over $200 million of capital into early stage companies, primarily in energy, alternative energy and environmental businesses
•	Education experience – Mr. Potter attended San Diego State University.

DONALD MOODY has served as a director of the Company since July 2014. He has served as a director since October 2013 and has been the president of Noble Environmental Technologies Corporation since January 2015. He was the president and general manager of Nuconsteel Corporation, a Division of Nucor Corporation located in Denton, Texas, from 2001 until his retirement in 2014. Mr. Moody was recruited by Nucor Corporation to develop a market for light gauge galvanized steel sheet products in load bearing framing applications in residential and commercial building construction. He has developed dozens of products to provide efficient framing systems and several pre-engineered product lines for which he has been granted nine patents. From 1998 to 2001, Mr. Moody was the president of North American Steel Framing Alliance in Washington DC where he developed a comprehensive business plan to guide the industry’s efforts in pursuing market share in residential construction. From 1993 to 1998, he was the president and chief executive officer of Western Metal Lath in Riverside, California where he reworked the company’s entire product line of more than 6,000 products, redefined purchasing specifications and manufacturing procedures, and established systems and operating procedures to track utilization, scrap, and purchase price variances. From 1990 to 1993, Mr. Moody was the principal, president, and chief executive officer of Residential Steel Framing, Inc. located in Dallas, Texas. From 1987 to 1990, he was the president and from 1985 to 1987 he was the vice president of technical services and manufacturing of Tri-Steel Structures, Inc. located in Denton, Texas. From 1983 to 1985, he was the owner, president, and chief executive officer of Moody Consultants, Inc. located in Grapevine, Texas. Mr. Moody sold Moody Consultants, Inc. to Tri-Steel Structures, Inc. in 1985. Mr. Moody received his Bachelor of Science degree in structural engineering from the University of Missouri, Columbia in 1977. He is the recipient of a special citation from the board of directors of the American Iron and Steel Institute in recognition of vision and leadership in developing and implementing an industry business plan to grow the market for light gauge steel framing and the recipient of the 2004 Steel Framing Alliance Leadership Award. He is former chairman of the executive committee of the Steel Framing Alliance, the former chairman of the board of directors of the Steel Framing Alliance, the former Chairman of the Commercial Task Group of the Steel Framing Alliance, the former chairman of the Residential Work Group of the International Iron and Steel Institute, the past chairman of the Steel Stud Manufacturers Association, the past Chairman of the Metal Lath and Steel Framing Association, the past chairman of the Technology and Research Committee of the American and Iron Steel Institute Residential Advisory Group, and the past chairman of the Committee on Design of Cold Formed Steel Structures.

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

ANTHONY POSAWATZ P.E. has served as a director of the Company since February 2016. He has been an automotive industry professional for over 30 years. Since September 2013, Mr. Posawatz has served as the president and chief executive officer of Invictus iCAR, LLC, an automotive innovation consulting and advisory firm focused on assisting energy and auto clean technology companies. He served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 30 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production (beginning in 2006 as a founding member and employee #1). He currently serves as a member of several boards of directors, including INRIX, Nexeon, SAFE – Electrification Coalition, Momentum Dynamics, and Electrification Coalition.

Mr. Posawatz’s qualifications are:

•	Leadership experience –Mr. Posawatz has had various executive level positions including Chief Executive Officer at several companies and is a board member for multiple organizations.
•	Industry experience – Mr. Posawatz has led the development of several electric vehicle products and sits on the board of multiple industry organizations.
•	Finance Experience – Mr. Posawatz had profit and loss responsibilities in several organizations.
•	Education experience – Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a bachelor of Science degree in mechanical engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensuring that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our Board leadership structure supports this approach.

Limitation of Liability and Indemnification of Officers and Directors

Under Nevada General Corporation Law and our articles of incorporation, our directors and officers will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director or officer of his “duty of care.” This provision does not eliminate or limit the liability of a director or officer for (i) acts or omissions that involve intentional misconduct or a knowing violation of law or (ii) the payment of dividend in violation of Section 78.300 of the Nevada Revised Statutes. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of Envision and our stockholders (through stockholder’s derivative suits on behalf of Envision) to recover monetary damages against a director or officer for breach of his fiduciary duty of care (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (iii) above. This provision does not limit nor eliminate the rights of Envision or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s or officer’s duty of care. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

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

Compensation Committee

We currently have a compensation committee of the Board of Directors made up of two of our directors. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2015 have been complied with on a timely basis except for Keshif Ventures, LLC.

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

The Elements of Envision’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee or Board of Directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by our compensation committee and Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2015, all executive officer base salary decisions were approved by the Board of Directors.

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

From January 1, 2015 through December 31, 2015, there were no stock options issued to any members of the Board of Directors or executive officers of the Company.

During the year ended December 31, 2015, the Company released 347,220 shares of common stock with a per share fair value of $0.15, or $52,082 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements.

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

Separation and Change in Control Arrangements

August 10, 2011, the Company entered into employment agreements with its chief executive officer and its chief financial officer. The agreements expired on January 1, 2016. The agreements called for a payment to each executive employee equal to one year of salary plus 100% of his bonus potential if the executive is terminated for reasons other than mutual agreement, executive’s death, executive’s breach, or upon disability of the executive, as defined. If the executive is terminated as a result of a change of control, as defined, then the executive would receive a payment equal to two years of annual compensation and 100% of his bonus potential for such two year period.

There were no other employment agreements outstanding as of December 31, 2015.

Executive Officer Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services rendered in all capacities by our Chief Executive Officer and all other compensated executive officers, as determined by reference to total compensation for the fiscal year ended December 31, 2015 and 2014, who were serving as executive officers at the end of the 2015 and former executive officers, who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal Position	Year	Salary	Deferred Comp	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Desmond Wheatley (1)	2015	200,000	–	–	–	–	–	200,000
President and Chief	2014	200,000	–	–	–	–	–	200,000
Executive Officer

Chris Caulson (2)	2015	165,000	–	–	–	–	–	165,000
Chief Financial Officer	2014	165,000	–	–	–	–	–	165,000

___________

(1)	Mr. Wheatley joined the Company full time in December 2010 at which time he was appointed President. On August 10, 2011, Mr. Wheatley was appointed Chief Executive Officer of the Company.
(2)	Mr. Caulson joined the Company full time in November 2010. On August 10, 2011, Mr. Caulson was appointed Chief Financial Officer of the Company.

Agreements with Executive Officers

Desmond Wheatley

On August 10, 2011, the Board of Directors appointed Desmond Wheatley (then the Company’s President and Chief Operating Officer) as its new Chief Executive Officer, President, and Corporate Secretary and approved and entered into an employment agreement with him, effective on August 10, 2011. This agreement calls for an annual salary of $200,000. Further, Mr. Wheatley was granted 4,320,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012. The term of the employment agreement ended on January 1, 2016.

Chris Caulson

On August 10, 2011, the Company appointed Chris Caulson as its new Chief Financial Officer and approved and entered into an employment agreement with him, effective on August 10, 2011. This agreement calls for an annual salary of $165,000. Further, Mr. Caulson was granted 2,700,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012. The term of the employment agreement ended on January 1, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding incentive equity awards as of December 31, 2015, for each named executive officer:

Name	Number of securities underlying unexercised options – number exercisable		Number of securities underlying unexercised options – number unexercisable	Option exercise price ($)	Option expiration date
Desmond Wheatley	4,320,000	(1)	–	$0.27	August 9, 2021
Chris Caulson	2,700,000	(2)	–	$0.27	August 9, 2021

______________

(1)	On August 10, 2011, Mr. Wheatley received 4,320,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.

(2)	On August 10, 2011, Mr. Caulson was granted 2,700,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2015.

Director Compensation

The following table sets forth all compensation paid, distributed, or accrued for services rendered in the capacities of non executive Board members.

Name	Fees earned or cash paid	Year	Option Awards ($)(1)		Stock Awards ($)(2)		All other compensation	Total ($)
John Evey	–	2015	–		–		–	–
	–	2014	30,614	(3)	–		–	30,614

Jay Potter	–	2015	–		–		–	–
	–	2014	30,614	(4)	–		–	30,614

Don Moody	–	2015	–		41,666	(5)	–	41,666
	–	2014	–		45,834	(5)	–	45,834

Paul Feller	–	2015	–		10,416	(6)	–	10,416
	–	2014	–		66,667	(6)	–	66,667

Jack Schneider	–	2015	–		–		–	–
	–	2014	–		56,251	(7)	–	56,251

Robert Noble	–	2015	–		–		–	–
	–	2014	25,996	(8)	–		–	25,996

All Directors as a Group	–	2015	–		52,082		–	52,082
	–	2014	61,228		168,752		–	229,980

________________

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.

(2)	This represents the value of stock released to the Director during the identified period which is a portion of a larger multiple year award issued to the Director for applicable multiple year services.

(3)	On February 7, 2014, Mr. Evey received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.17 per share exercisable for a period of ten years from the date of grant in consideration for his services to us. These stock options vested pro-ratably throughout 2014.

(4)	On February 7, 2014, Mr. Potter received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.17 per share exercisable for a period of ten years from the date of grant in consideration for his services to us. These stock options vested pro-ratably throughout 2014.

(5)	On July 11, 2014, Mr. Don Moody accepted an appointment as a new director of the Company effective July 11, 2014. In consideration for Mr. Moody’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 277,776 of these shares, with a value of $41,666, during the twelve month period ended December 31, 2015. The Company issued and released 305,560 of these shares, with a value of $45,834, during the twelve month period ended December 31, 2014.

(6)	On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 69,444 of these shares, with a value of $10,416, during the twelve month period ended December 31, 2015. The Company issued and released 444,448 of these shares, with a value of $66,667, during the twelve month period ended December 31, 2014. Mr. Feller resigned as a director on April 30, 2015.

(7)	On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 375,004 of these shares, with a value of $56,251, during the twelve month period ended December 31, 2014. Mr. Schneider resigned from the Board on March 5, 2015.

(8)	On February 7, 2014, Mr. Noble received nonqualified stock options pursuant to our 2011 Plan to purchase up to 200,000 shares of our common stock at an exercise price of $0.187 per share exercisable for a period of five years from the date of grant in consideration for his services to us. These stock options vested pro-ratably throughout 2014. Mr. Noble resigned as a director on December 24, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 14, 2016 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or become exercisable within 60 days of March 14, 2016 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 9270 Trade Place, San Diego, California 92126.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (2)
John Evey	800,084	(3)	0.74%
Jay Potter	1,909,701	(4)	1.78%
Desmond Wheatley		(5)	–
Chris Caulson	–	(6)	–
Don Moody	583,336	(7)	0.54%
Anthony Posawatz	–	(8)	–
Keshif Ventures, LLC	20,904,702	(9)	19.50%
Robert Noble	11,587,440	(10)	10.81%
All officers and directors as a group (6 persons)	3,293,121		3.05%

____________

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise by such person of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 14, 2016.

(2)	Based on 107,202,938 shares of our common stock outstanding as of March 14, 2016.

(3)	Includes 183,261 shares of common stock, and 616,823 shares of common stock issuable upon the conversion of balances owed through a convertible note. Does not include 800,000 shares of common stock issuable upon the exercise of options which are subject to a Deferral Agreement.

(4)	Includes 791,167 shares of common stock, 1,118,534 shares of common stock issued to GreenCore Capital LLC for which Mr. Potter is managing member. Does not include 800,000 shares of common stock issuable upon the exercise of options, which are subject to a Deferral Agreement, 576,512 shares of common stock issuable upon the exercise of warrants, which are subject to a Deferral Agreement, and 600,000 shares issuable upon the exercise of warrants held by Fulcrum Enterprises, Inc., which are subject to a Deferral Agreement. Mr. Potter is the chairman and president of Fulcrum Enterprises, Inc.

(5)	Does not include 4,320,000 shares of common stock issuable upon the exercise of options which are subject to a Deferral Agreement.

(6)	Does not include 2,700,000 shares of common stock issuable upon exercise of options which are subject to a Deferral Agreement.

(7)	Includes shares released to the Director representing the earned portion of a stock grant for a three year term of board service.

(8)	Anthony Posawatz joined our board on February 16, 2016 at which time the Company granted Mr. Posawatz $1,000,000 shares of the Company’s common stock pursuant to a Restricted Stock Grant Agreement with 27,777 shares vesting each month over a 36 month period commencing on March 31, 2016, subject to his right to defer issuance. There were no shares issued through March 14, 2016.

(9)	Includes 20,904,762 shares of common stock. Does not include 10,666,666 shares of common stock issuable upon the exercise of warrants which are subject to a Deferral Agreement. The address of this shareholder is 4445 Eastgate Mall Rd. Suite 200, San Diego, California 92121

(10)	Includes 11,587,440 shares of common stock (“Noble Shares”). Does not include 600,000 shares of common stock issuable upon the exercise of options and 1,138,120 shares of common stock issuable upon the exercise of warrants, which are subject to a deferral covenant pursuant to a Note Settlement and General Release Agreement, dated January 5, 2016. Mr. Noble also owns a note which is convertible into 4,209,586 shares of our common stock, as of December 31, 2015, provided Mr. Noble may not convert the note if such conversion would cause Mr. Noble to own in excess of 9.9% of the total outstanding shares of the voting stock of the Company (“Noble Note”). The Noble Note is also subject to Mr. Noble’s deferral covenant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2015, the Company made cash payments totaling $76,000, accrued an additional $22,500, and additionally issued 373,107 shares of the Company’s common stock with a total value of $54,000 to GreenCore Capital, LLC for professional services provided to the Company as detailed in that certain consulting agreement by and between the Company and GreenCore Capital, LLC, dated March 28, 2014. Jay Potter, our director, is the managing member of GreenCore Capital LLC.

During the year ended December 31, 2015, pursuant to a lease agreement between the Company and Desmond Wheatley, the Company made cash payments to Desmond Wheatley, our president and chief executive officer, totaling $13,480 for the lease of a vehicle owned by Mr. Wheatley but used exclusively by the Company for Company business. The lease was terminated in 2015.

During the year ended December 31, 2015, and in consideration for the Guaranty of the Company’s obligations extended under the LSA, the Company issued 571,429 shares of its common stock or $85,714 to Keshif Ventures LLC, shareholder owning more than 10% of the Company’s common stock outstanding, pursuant to the SPA.

During the year ended December 31, 2015, the Company released 347,220 shares of common stock with a per share fair value of $0.15, or $52,082 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance.

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2016. During the year ended December 31, 2015, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000. The balance of the note as of December 31, 2015 is $86,616 with accrued and unpaid interest amounting to $36,749.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in 2015 and 2014 were approved by the Board of Directors. The following table shows the fees for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$57,000	$57,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2015 and 2014.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2015 and 2014.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and December 31, 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

None

The following exhibits are included with this filing:

3.	Exhibits

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)

10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	Restricted Stock Agreement between the Company and Paul H. Feller, dated January 23, 2014(7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits
10.26	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015(9)
10.27	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015(9)
10.28	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015(9)
10.29	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015(9)
10.30	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015(9)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 902 Certification of Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

___________________

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 9, 2011.
(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, filed on March 28, 2012.
(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 11, 2013.
(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 16, 2013.
(7)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 28, 2014.
(8)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 26, 2014.
(9)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 5, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Evey	Dated: March 30, 2016
John Evey, Chairman

By:	/s/ Jay S. Potter	Dated: March 30, 2016
Jay S. Potter, Director

By:	/s/ Don Moody	Dated: March 30, 2016
Don Moody, Director

By:	/s/ Anthony Posawatz	Dated: March 30, 2016
Anthony Posawatz, Director

