Form 10-Q
period 2016-03-31
Envision Solar International, Inc.
filed 2016-05-16
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2016

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of May 16, 2016 was 108,394,604.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash	$233,614	$32,451
Accounts Receivable, net	161,998	831,617
Prepaid and other current assets	67,037	51,787
Inventory, net	623,310	422,175
Costs and estimated earnings in excess of billings on uncompleted contracts	48,009	22,058
Total Current Assets	1,133,968	1,360,088

Property and Equipment, net	191,268	243,961

Other Assets
Debt issue costs, net	74,323	102,194
Patents, net	50,980	36,620
Deposits	137,222	163,284
Total Other Assets	262,525	302,098

Total Assets	$1,587,761	$1,906,147

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$648,673	$834,962
Accrued Expenses	411,278	348,467
Sales Tax Payable	54,969	152,438
Deferred Revenue	89,647	213,467
Line of Credit	1,000,000	800,000
Convertible Notes Payable -Related Parties	683,616	686,616
Notes Payable	43,033	43,033
Auto Loan	8,930	8,797
Convertible Note Payable	100,000	100,000
Embedded Conversion Option Liability	233,845	87,992

Total Current Liabilities	3,273,991	3,275,772

Long-term Portion of Auto Loan	36,715	38,978

Total Liabilities	3,310,706	3,314,750

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 shares authorized, 107,794,604 and 105,207,701 shares issued or issuable and outstanding at March 31, 2016 and December 31, 2015, respectively	107,795	105,208
Additional Paid-in-Capital	31,508,485	31,088,122
Accumulated Deficit	(33,339,225)	(32,601,933)

Total Stockholders' Deficit	(1,722,945)	(1,408,603)

Total Liabilities and Stockholders' Deficit	$1,587,761	$1,906,147

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2016	2015

Revenues	$345,919	$100,651

Cost of Revenues	391,680	106,824

Gross Loss	(45,761)	(6,173)

Operating Expenses (including stock based compensation expense of $120,264 and $54,897 for the three months ended March 31, 2016 and 2015, respectively)	483,634	503,194

Loss From Operations	(529,395)	(509,367)

Other Income (Expense)
Other Income	106	184
Gain (loss) on Debt Settlement	(1,286)	–
Interest Expense	(60,864)	(157,453)
Change in fair value of embedded conversion option liability	(145,853)	207,411
Total Other Income (Expense)	(207,897)	50,142

Loss Before Income Tax	(737,292)	(459,225)

Income Tax Expense	–	–

Net Loss	$(737,292)	$(459,225)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding- basic and diluted	107,630,852	98,482,611

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(737,292)	$(459,225)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and amortization	47,332	8,700
Shares issued for services	61,749	47,832
Loss on debt settlement	1,286	–
Compensation expense related to grant of stock options	58,515	7,065
Change in fair value of embedded conversion option liability	145,853	(207,411)
Amortization of debt issue costs	27,871	1,219
Amortization of debt discount	–	126,035
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	669,619	(25,986)
Prepaid expenses and other current assets	(22,886)	(42,213)
Inventory	(163,882)	(427,716)
Costs and estimated earnings in excess of billings on uncompleted contracts	(25,951)	(19,052)
Deposits	26,062	856
Increase (decrease) in:
Accounts payable	(186,289)	(76,117)
Accrued expenses	38,695	129,873
Sales tax payable	(97,469)	18,559
Deferred revenue	(123,820)	319,175
Billings in excess of costs and estimated earnings on uncompleted contracts	–	(5,614)
NET CASH USED IN OPERATING ACTIVITIES	(280,607)	(604,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of patent costs	(14,500)	–
NET CASH USED IN INVESTING ACTIVITIES	(14,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	325,000	–
Proceeds from subscription receivable	–	25,000
Payments of offering costs related to sale of common stock	(23,600)	–
Borrowings on line of credit	200,000	–
Repayments on convertible notes payable	(3,000)	(3,000)
Repayments of auto loan	(2,130)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	496,270	22,000

NET (DECREASE) INCREASE IN CASH	201,163	(582,020)

CASH AT BEGINNING OF PERIOD	32,451	1,380,554

CASH AT END OF PERIOD	$233,614	$798,534

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,594	$–
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$31,752	$–
Transfer of inventory to property and equipment	$–	$41,229
Prepaid insurance financed by a third party	$–	$19,981

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2016 and 2015, and our financial position as of March 31, 2016, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015. The December 31, 2015 consolidated balance sheet is derived from those statements.

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

March 31, 2016

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2016. As of March 31, 2016, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of March 31, 2016, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	29%
Customer B	29%
Customer C	14%
Customer D	14%
Customer E	13%

Concentration of Revenues

For the three months ended March 31, 2016, customers that each represented more than 10% of our net revenues were as follows:

Customer A	20%
Customer B	16%
Customer C	15%
Customer D	14%
Customer E	14%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2016 and December 31, 2015 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At March 31, 2016, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 6 for further discussion of fair value measurements.)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Revenue Recognition

Revenues are primarily derived from the direct sales of products in addition to construction contracts for the production and installation of integrated solutions and proprietary products, and on a limited basis, lease income from the lease of our products. Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

Revenues from leases, design services and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer.

Any deposits received from a customer prior to delivery of the purchased product and additionally, monies received for leases prior to a given lease period, are accounted for as deferred revenue on the balance sheet. At March 31, 2016 and December 31, 2015, deferred revenue amounted to $89,647 and $213,467 respectively. At March 31, 2016, the Company has received full or partial deposits for three undelivered EV ARC™ units as well as being paid in full for the one year rental term of its sole lease which has approximately one month remaining.

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

For construction contracts that do not qualify for use of the percentage of completion method, the Company accounts for construction contracts using the “completed contract method” in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.” The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2016, the Company has no product warranty accrual given its lack of historical warranty experience.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Convertible notes payable that are convertible into 5,424,950 common shares, options to purchase 15,137,007 common shares and warrants to purchase 29,219,441 common shares were outstanding at March 31, 2016. These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2016 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2015 and 2016, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

ASU 2016-02

In February 2016 the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2016-09

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is in process of analyzing the impacts of this update but do not believe it will have a material impact on its consolidated financial statements.

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

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2016, the Company had a net loss and net cash used in operations of $737,292 and $280,607 respectively. Additionally, at March 31, 2016, the Company had a working capital deficit of $2,140,023, an accumulated deficit of $33,339,225 and a stockholders’ deficit of $1,722,945. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional operating and working capital through a combination of private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek out sales contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that currently become due in 2016.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

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

March 31, 2016

(Unaudited)

3.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists approximately of the following:

	March 31	December 31
	2016	2015
Finished Goods	$37,971	$85,487
Work in Process	341,974	234,226
Raw Materials	261,828	130,245
Inventory Allowance	(18,463)	(27,783)
Total Inventory	$623,310	$422,175

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	March 31, 2016	December 31, 2015
Accrued vacation	$147,627	$135,940
Accrued officers’ salary	68,749	68,749
Accrued interest	164,659	142,261
Accrued insurance financing	24,116	–
Other accrued expenses	6,127	1,517
Total accrued expenses	$411,278	$348,467

5.	LINE OF CREDIT

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

Under the terms of the LSA, the Bank received a commitment fee of $2,500, reimbursement of Bank expenses for documentation of $10,000, and a reimbursement of filing fees amounting to $1,836. These fees are recorded as Debt Issue Costs on the accompanying balance sheet and are being amortized over the one year term of the line of credit.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

As a condition to the extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party shareholder with more than 10% of the outstanding stock of the Company, agreed to guarantee all of the Company’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between Bank and Keshif (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Company’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement (“Subordination Agreement”). In consideration for the Guaranty, Envision issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 (the “Shares”) to Keshif pursuant to a stock purchase agreement (“SPA”). These shares, along with legal costs associated with the issuance of this guaranty amounting to $11,435, are recorded as Debt Issue Costs in the accompanying balance sheet and are being amortized over the one year term of the line of credit. Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 29, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. The Company also issued a side letter to Keshif (the “Side Letter”), which in addition to confirming Keshif’s entitlement to the Shares, provided certain contractual rights to Keshif in consideration for the Guaranty, including a covenant by the Company to provide financial statements and other periodic reports to Keshif, an agreement to reimburse Keshif for payments made by Keshif to the Bank in accordance with the Guaranty (“Reimbursement Obligation”), and the grant of a security interest, subordinated to the Bank under the Subordination Agreement, to secure the Reimbursement Obligation. Keshif also has the right under the Side Letter to invite one representative to attend all meetings of Envision’s Board of Directors and, in the event Envision is unable to meet its obligations under the LSA, Keshif will immediately become entitled to elect one member to Envision’s Board of Directors.

The outstanding balance on the line of credit at March 31, 2016 is $1,000,000 and there is no additional credit line available to the Company.

6.	CONVERTIBLE NOTES PAYABLE - RELATED PARTIES AND FAIR VALUE MEASUREMENTS

As of March 31, 2016, the following summarizes amounts owed under short-term convertible notes –related parties:

Amount
Evey Note	$83,616
Noble Note	600,000
$683,616

Evey Note

Prior to fiscal 2011, the Company was advanced monies by John Evey, our director, and executed a 10% convertible promissory note which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the Gemini Master Funds notes. Through a series of amendments, the conversion price of the convertible note was reduced to $0.20 and the maturity date was extended to December 31, 2015.

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

After principal payments totaling $3,000 during the three month period ended March 31, 2016, the balance of the note as of March 31, 2016 is $83,616 with accrued interest amounting to $39,795 which is included in accrued expenses (See Note 4). The note continues to bear interest at a rate of 10% (See note 12).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Noble Note

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

Through a series of amendments, the Company modified terms of all notes so that the terms of these notes became equivalent. Further, the interest rates were reduced to 10%; the conversion prices were reduced to $0.15; and the terms were extended to December 31, 2013.

Effective February 28, 2014 the Company entered into an additional extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes were merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which was recorded as debt discount and was amortized over the then remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and was amortized over the then remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which was capitalized as an asset on the balance sheet as “Debt issue costs” and was amortized over the then remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt, and all accrued interest through 2013, and further, the accrued interest through the conversion date for the converted debt, totaling $155,161 into 4,701,076 shares of common stock of the Company (3,666,666 shares for principal and 1,034,410 for interest) at the contracted conversion price of $0.15 per share. The conversion was recorded to equity with no gain or loss on such conversion related to the principal portion, while the Company recorded a loss of $20,689 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes option pricing model and were expensed at the date of the transaction.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

In June 2015, Gemini sold a 70.0066819% stake in its’ note to Robert Noble, our former Chairman, in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. Each note has the same terms and conditions as existed prior to this transaction and as discussed above. There were no accounting effects for this transaction.

In September 2015, the Company made a payment of $306,624 to pay off the balance of the Gemini note and its accrued interest, and recorded a loss on debt settlement of $2,925.

In regards to the remaining note, Robert Noble agreed to an extension to April 18, 2016. Additionally, during 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. As Mr. Noble is a greater than 10% shareholder in the Company, the note is classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets.

At March 31, 2016, the remaining note had a balance of $600,000, and accrued interest of $47,224 which is included in accrued expenses (See Note 4).

Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time until March 31, 2016. This date was subsequently amended to May 31, 2016. The Company has consented to the Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company’s intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option is exercised in full and Mr. Noble complies with it, the Company will extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and will reduce the exercise price of such Warrants from $0.24 to $0.20 per share. As of March 31, 2016, the Option has not yet been excercised.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2016:

		Fair value Measurements at March 31, 2016
	Carrying Value at March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$233,845	$-	$-	$233,845

The following is a summary of activity of Level 3 liabilities for the period ended March 31, 2016:

Balance December 31, 2015	$87,992
Change in Fair Value	145,853
Balance March 31, 2016	$233,845

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected remaining term (based on contractual term), expected volatility of our stock price over the expected remaining term (based on historical volatility), expected risk-free interest rate over the expected remaining term, and the expected dividend yield rate over the expected remaining term. The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at March 31, 2016:

Assumptions
Expected remaining term	0.25
Expected volatility	117.06%
Risk free rate	0.16%
Dividend yield	0.00%

There were no changes in the valuation techniques during the three month period ended March 31, 2016. The Company did however compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results.

7.	CONVERTIBLE NOTE PAYABLE

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

Through a series of amendments, the term of the note was extended until December 31, 2015, and waived, through December 31, 2014, the requirement to pay down the note with financing proceeds received by the Company.

Effective December 31, 2015, the Company entered into an additional modification extending the term of the note to December 31, 2016, and waiving, through December 31, 2015, the requirement to pay down the note with financing proceeds received by the Company in the period. There was no accounting effect for this transaction.

The balance of the note as of March 31, 2016 is $100,000 with accrued and unpaid interest amounting to $62,712 which is included in accrued expenses (See Note 4).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

8.	NOTES PAYABLE AND AUTO LOAN

Note Payable

The Company has an outstanding Promissory Note with one of its vendors that was entered into in exchange for the vendor cancelling its open invoices to the Company. The original loan amount was for $160,633 and bears interest at 10%. The note can be converted only at the option of the Company, at any time, into common stock with an original conversion price of $0.33 per share. Partial conversions of the note occurred in 2011, 2012 and 2013, and further, through a series of amendments, the note, plus the accrued interest became due and payable on December 31, 2015. No other terms of the note were changed.

Effective December 31, 2015, the Company entered into a further amendment to this note extending the maturity date of the note to June 30, 2016. There was no accounting effect for this extension.

As of March 31, 2016, the note had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $14,928 which is included in accrued expenses (See Note 4).

Auto Loan

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of March 31, 2016, the loan has a short-term portion of $8,930 and a long term portion of $36,715.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services, vendor arrangements with non binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements, other than monthly forgivable draw arrangements with certain sales representatives, as of March 31, 2016.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

10.	COMMON STOCK

Stock Issued in Cash Sales

During the three months ended March 31, 2016 pursuant to private placements, the Company issued 2,166,666 shares of common stock for cash with a per share price of $0.15 per share or $325,000 and the Company incurred $23,600 of capital raising fees that were paid in cash and charged to additional paid-in-capital. Additionally, the Company obligated to issue 98,333 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants (See Note 12).

Stock Issued for Services

During the three months ended March 31, 2016, as partial payment for professional services provided by GreenCore Capital, LLC (“GreenCore’), the Company issued 128,571 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $19,286 and expensed the payment at issuance. The Company recorded a loss on debt settlement of $1,286 on this transaction. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 12).

New Director

On February 19, 2016, Mr. Anthony Posawatz accepted an appointed as a new director of the Company effective February 19, 2016. In consideration for Mr. Posawatz’s acceptance to serve as a director of the Company, the Company agreed to grant him 1,000,000 restricted shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, vesting according to the following vesting schedule: 27,777 per month over a 36 month period commencing on March 31, 2016, issuable on the last day of each calendar quarter so long as Mr. Posawatz serves as a director of the Company, subject to the grantee’s right to waive vesting and issuance on a quarterly basis. The share issuances will be proportionally expensed during the period in which they vest. During the three months ended March 31, 2016, the Company released 55,556 shares of common stock valued at $8,333 under this agreement (See Note 12).

Director Compensation

On February 12, 2016, the Board approved a compensation program for all non executive directors that do not otherwise have a pre-existing compensation plan.  Starting for the 2016 year of service, each of the two directors will receive 1,000,000 shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000,  that will vest equally at the end of each calendar quarter that such director remains in service as a director over a three year period. The shares issuances will be proportionally expensed during the period in which they vest.

During the three months ended March 31, 2016, the Company released 236,110 shares of common stock valued at $35,417 to three directors under their respective agreements (See Note 12).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

11.	STOCK OPTIONS AND WARRANTS

Stock Options

On February 12, 2016, the Company issued 200,000 stock options to each of the three non-executive directors that served as a director during 2015, other than Mr. Moody, for a total of 600,000 stock options.  These options were granted as compensation for the services provided in 2015, vested immediately, and were valued using the Black-Scholes option pricing methodology.  Jay Potter and John Evey each received 200,000 options exercisable at a price of $0.125 per share for a period of 10 years from the date of grant, with a combined total valuation of $40,100.  Robert Noble, our former chairman, received 200,000 options exercisable at a price of $0.1375 per share for a period of 5 years from the date of grant for a total valuation of $15,493.  The assumptions used in the valuation of these options include volatility of 114.93%, expected dividends of 0.0%, a discount rate of 0.16%, and expected terms, applying the simplified method, of 5 years for Mr. Potter and Mr. Evey and 2.5 years for Mr. Noble.

During the three months ended March 31, 2016, the Company recorded stock option based compensation of $58,515.

Warrants

There was no warrant activity during the three months ended March 31, 2016. However, pursuant to a private placement, the Company is obligated to issue 98,333 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants.

12.	RELATED PARTY TRANSACTIONS

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2016. During the three month period ended March 31, 2016, the Company made principal payments totaling $3,000 on this note. The balance of the note as of March 31, 2016 is $83,616 with accrued interest amounting to $39,795 (See Note 6).

In June 2015, Gemini Master Fund Ltd sold a 70.0066819% stake in its’ note to Robert Noble, our former Chairman and current owner of over 10% of our outstanding common stock, in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. In regards to the note for Mr. Noble, he agreed to an extension of his note to March 31, 2016. During the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. The balance of the note as of March 31, 2016 is $600,000 with accrued and unpaid interest amounting to $47,224. Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time until March 31, 2016. This date was subsequently amended to May 31, 2016. The Company has consented to the Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option is exercised in full and Mr. Noble complies with it, the Company will extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and will reduce the exercise price of such Warrants from $0.24 to $0.20 per share (See Note 6).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

As partial payment for professional services provided by GreenCore Capital, LLC (“GreenCore’) during the three months ended March 31, 2016, the Company made cash payments amounting to $15,000, recorded additional payments owed netting to $5,000 in accounts payable and issued 128,571 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $19,286 and expensed the payments at issuance. The Company recorded a loss on debt settlement of $1,286 on this transaction. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 10).

During the three month period ended March 31, 2016, the Company released 291,666 shares of common stock with a per share fair value of $0.15, or $43,750 (based on the market price at the time of the agreements), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 10).

13.	SUBSEQUENT EVENTS

Subsequent to March 31, 2016, pursuant to a private placement, the Company issued to three shareholders a total of 600,000 shares of common stock for cash with a per share price of $0.15 per share or $90,000. The Company incurred $1,200 of capital raising fees that were paid in cash and charged to additional paid-in capital. Related to these sales, the Company is further obligated to issue 5,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants.

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

Leveraging the structural and technological attributes of its existing products, the Company has developed a patented product called EV ARC™. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments. Until now, the deployment of EV chargers could be hindered by complications in the site acquisition processes caused by the complicated and invasive processes required to fulfill the installation. Each EV charger requires a pedestal which is typically mounted to a poured concrete foundation which first requires excavation. Chargers also typically require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements may slow, or prevent entirely, the deployment of large numbers of chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and at times, more expensive demand charges. Landlords, corporations, venues, and other hosts often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them, or to install EV Chargers for their own employees and guests, because the costs and disruption associated with grid tied chargers can be prohibitive.

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

Digital Out of Home Advertising is the third fastest growing advertising medium. Double digit growth and billions of dollars a year in US and Global spending make outdoor advertising an attractive opportunity for anyone who can make it work. There are, however, significant barriers to making it work. In general, it is becoming harder to deploy outdoor advertising in most places where it is of value in the US. Similar to the EV charging vertical, the outdoor advertising industry seeks new solutions to overcome the significant barriers to entry such as planning, entitlement, electrical circuitry, and civil engineering. Industry veterans spend a good deal of time looking for the “new new” in advertising, a solution that is environmentally friendly, cost effective, and most importantly, can make its way through the significant hurdles of permitting and zoning. We believe that our products are ideally placed to reduce many of the barriers to entry for outdoor advertising and as such we believe that significant opportunities may present themselves to us as we continue to address this market.

EV ARC™ also provides a highly reliable source of energy that is not susceptible to grid interruptions. Because EV ARC™ has on-board energy storage, it can be used as a disaster preparedness tool. It is a reliable back up source of energy in times of emergency or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow only a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to connect, safely, to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable and cleaner source of energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator does and there is less chance that it will not be operational in times of emergency as the first responders are not required to start it or fill it with fuel. We believe and, we have been told by our customers and prospects, that the triple use of EV charging, digital advertising and emergency energy production make the EV ARC™ an extremely compelling value proposition.

EV ARC™ is designed to address the sizable market of EV charging infrastructure. The current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the US and elsewhere. A standardized, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those that are interested in the proliferation of EV’s and EV charging infrastructure. Management believes that the EV ARC™ could generate significant sales opportunities in the coming months. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a share in the market interest.

In June 2015 the Department of General Services of the State of California awarded us a one year contract, with options for the State to have two one-year extensions, to produce and sell the EV ARC™ to any California state, local, or municipal agency that orders them from us.

Current EV ARC™ customers include Google, Caltrans, New York City, Genentec, Johnson and Johnson, the City of Boulder, the City of Shasta and others.

In the early stage of the production evolution for the EV ARC™ with low volumes, the Company believed the appropriate selling price point would be lower than the actual costs of production. Management believes that certain production elements are maturing allowing for gross profit on future sales once we reach a certain scale. These elements include possible production economies of scale, lower costs of components including the cost of battery storage which is currently a significant cost contributor, as well as design changes to allow for improved production processes and transportation.

The Company’s patented Solar Tree® structure has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, bio mimicked, tracking, and architectural solar support structure with integrated energy storage and media platforms available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can enable EV charging in locations where it would otherwise be impossible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging can be served by our Solar Tree® products which are optimized for direct current (“DC”) fast charging. The costs and environmental impact associated with delivering a 50kw circuit to a remote rest area may be prohibitive whereas a Solar Tree® direct current fast charger (“DCFC”) can be deployed in a matter of days with minimal site disturbance. Management believes that our relationship with Caltrans, which is currently limited to the sale of EV ARC™ systems, can be leveraged to enable sales of our larger Solar Tree® products. We further believe that success with Caltrans might be leveraged with other departments of transportation across the United States and the rest of the world.

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

The EV ARC® and Solar Tree® structures are being built and assembled in this facility. We believe this fabrication facility may enable the Company to reduce direct costs associated with individual products with the right scale while enabling us to better control quality. We believe the facility may further enable the Company to make improvements to existing products and also to introduce new products in a much more timely and efficient manner. Management believes that the product development process could be significantly faster and less expensive when carried out by an in-house fabrication facility. The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources.

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

Sales

Historically, the Company concentrated a sizable portion of its resources on product development and engineering. Management believes that we now have a reproducible suite of products which address the three market verticals we address (EV charging infrastructure; out of home advertising infrastructure; and renewable energy production), and as a result, we have increased our focus on sales and marketing efforts in 2016.

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

During 2016 we have added a former Marine Corp intelligence officer to execute the Company’s sales mission who is responsible for selecting and managing highly motivated individuals brought on to be a part of our national sales team as well as develop national sales strategies. We have further added a separate direct sales member to this team. We continue to pursue and make progress on promising sales opportunities. Although the contract with the state of California that was awarded in June 2015 is not yet as productive as we believed it would be, we continue to garner sales and add new state departments and municipal organizations as customers through this contract. We have received follow on orders from CalTrans, have added new California ordering departments such as the Office of the Inspector General and the Cal State University system, and believe we are close to securing orders from other agencies such as LA Metropolitan. Further, we continue to have discussions with other governmental organizations such as the City of New York which management believes will result in a sizable near term future order. Additionally, we have started to deliver the EV ARC™ on our ARC Mobility™ trailer to a variety of locations during a “Gorilla” marketing road show. The EV ARC™ is being delivered to corporate campuses in major California metropolitan areas such as San Diego, Los Angeles, San Francisco and Silicon Valley. We will pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the human resource and marketing departments of the host companies. It is hoped that the host companies and their employees will see the ease of deployment and the value of highly visible solar powered EV charging, and as a result, buy our products. We believe that this will be an exciting manner in which to raise awareness about the unique values our products deliver. We intend to attract the attention of local news media and dignitaries which will further increase our exposure.

For the period ended March 31, 2016, contracted backlog has increased to approximately $823,000.

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

For contracts that do not qualify for use of the percentage of completion method, the Company accounts for construction contracts using the “completed contract method” in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.” The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended March 31, 2016.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue.   For the three months ended March 31, 2016, our revenues were $345,919 compared to $100,651 for the same period in 2015. In the three month period ended March 31, 2016, revenues were derived primarily from the delivery of EV ARC™ units to end customers while revenues for the period ended March 31, 2015 related primarily to performance on a project involving the installation of our Solar tree® units for a corporate customer. During the three months ended March 31, 2016, the Company delivered five EV ARC™ units and recognized the quarterly rent for previously delivered units under a 12 month lease agreement. As of March 31, 2016, our contracted backlog was approximately $823,000 up from approximately $600,000 at December 31, 2015.

Gross Loss.  For the three months ended March 31, 2016, we had a gross loss of $45,761 compared to a gross loss of $6,173 for the same period in 2015. Almost half of the gross loss in 2016 was attributable to the delivery of an EV ARC ™ unit to the Virgin Islands that had higher transportation and location specific logistical cost elements as we delivered, for the first time, a transformer ARC ™ unit using a standard cargo container. Warranty or service costs remained low totaling approximately $4,000 and included mostly travel related expenses to travel to deployed units. Although other EV ARC ™ deliveries in the quarter also generated gross losses, management continues to believe that future cost reductions, when coupled with increased production volumes thus reducing manufacturing overhead allocations, will lead to gross profits in future periods.

Operating Expenses.  Total operating expenses were $483,634, for the three months ended March 31, 2016 compared to $503,194 for the same period in 2015.  Stock option expense increased approximately $51,000 in the period ended March 31, 2016 as compared to the period ended March 31, 2015 due to stock options issued to Directors in 2016 for the 2015 year of service. Certain marketing expenses were lower in total by approximately $8,000 in the three month period ended March 31, 2016 as compared to the same period in 2015 because of some non recurring website maintenance costs in 2015 along with the reduction of expenses related to trade show involvement in the period ended March 31, 2016. Further, sales expense decreased by $17,000 in 2016 as we terminated some prior paid relationships with external sales consultants.

Interest Expense. Interest expense was $60,864 for the three months ended March 31, 2016 compared to $157,453 for the same period in 2015 resulting primarily from debt discount amortization in March 2015 related to earlier debt transactions that did not occur in 2016. Standard interest was consistent between the periods.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a loss of $145,853 during the three month period ended March 31, 2016 compared to a gain of $207,411 during the same period in 2015. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $737,292 for the three months ended March 31, 2016 compared to net loss of $459,225 for the same period in 2015. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resource

At March 31, 2016, we had cash of $233,614. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $280,607 for the three months ended March 31, 2016, compared to cash used in operations of $604,020 for the same period in 2015. The principal elements of cash flow for the three months ended March 31, 2016 include the net loss of the Company offset by depreciation of $47,332 and other non cash items amounting to approximately $352,000 including: $61,749 of common stock share value issued in lieu of cash for services to directors of the company for their Board service as well as to a director for advisory services provided to the company; $58,515 of stock option expense primarily related to the issuance of 2016 options for the 2015 year of Board service for certain directors; $27,871 of amortization of debt issue costs associated with our line of credit entered into during 2015; and a $145,853 gain related to the change in fair value of the embedded conversion option liability. Further, cash from operations for the period included of a net reduction in accounts receivable of $669,619 as the Company collected monies owed to it from prior quarter sales; a generation of cash of $26,062 primarily as a result of using deposits to pay for current rent expenses; a use of cash of $163,882 used to build inventory; a use of cash of $186,289 for the payment of accounts payables, a use of cash amounting to $97,469 related to the payment of sales taxes owed; and use of cash of $123,820 related to the reduction of deferred revenue deposits for units that were delivered to end customers.

Cash used in investing activities amounted to $14,500 and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively. The $14,500 use of cash was for the funding of future patents of the Company.

Cash received from our financing activities was $496,270 for the three months ended March 31, 2016 compared to cash received of $22,000 in the same period in 2015.  This cash received from financing activities is primarily net monies invested into the Company through private placements that were open in the periods. Additionally, the Company borrowed $200,000 on its line of credit and repaid $5,130 of prior debt facilities.

As of March 31, 2016, current liabilities exceeded current assets by $2,140,023. Current assets decreased by approximately $230,000 resulting primarily from the collection of accounts receivable offset by increases in inventory and cash while total current liability balances remained relatively flat at March 31, 2016 as compared to December 31, 2015.

In prior years while the Company has primarily been in a period of market awareness and product development with new product releases, the Company has not generally earned a gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased production volumes, efficiencies will improve and production costs will decrease thus allowing for gross profits in the future. The Company will continue to rely on capital infusions from the private placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated in part on raising its prices and reducing its costs.  Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements leading to cost reductions, systemization of its products leading to decreased field deployment measures, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and long and short term debt financing to attempt to overcome its working capital deficiencies. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2015. In addition, the Company has a working capital deficit at March 31, 2016. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will look to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of March 31, 2016, we had identified the following material weaknesses which still exist as of March 31, 2016 and through the date of this report:

•	We did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

•	Because of the size of the Company and the Company’s administrative staff, as well as other reasons, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination and disclosure of information, have not been developed and the Company has not been able to adhere to them.

•	We have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.

Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2016, the Company released 291,666 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 (based on market price at the time of a restricted stock agreement) or a total of $43,750 for director services to four directors. The shares were fully vested.

During the three months ended March 31, 2016, pursuant to Rule 506 (b) of Regulation D of the Securities Act, the Company issued 128,571 shares of common stock with a per share value $0.15 or a total of $19,286, for professional services to an entity controlled by Jay Potter, our director. The shares were fully vested.

During the three months ended March 31, 2016, pursuant to a private placement made pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 2,166,666 shares of common stock for cash with a per share price of $0.15 or $325,000 to four investors.

Subsequent to March 31, 2016, but prior to the date of this report, pursuant to a private placement pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 600,000 shares of common stock for cash with a per share price of $0.15 or $90,000 to two investors.

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

_________________________

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

_________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 16, 2016	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer, (Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer, (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Evey	Dated: May 16, 2016
John Evey, Chairman

By:	/s/ Jay S. Potter	Dated: May 16, 2016
Jay S. Potter, Director

By:	/s/ Anthony Posawatz	Dated: May 16, 2016
Anthony Posawatz, Director

By:	/s/ Don Moody	Dated: May 16, 2016
Don Moody, Director

