Form 10-Q
period 2016-06-30
Envision Solar International, Inc.
filed 2016-08-15
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2016

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

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of August 15, 2016 was 114,084,940.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash	$340,663	$32,451
Accounts Receivable, net	212,486	831,617
Prepaid and Other Current Assets	84,746	51,787
Inventory, net	713,503	422,175
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	68,833	22,058
Total Current Assets	1,420,231	1,360,088

Property and Equipment, net	290,896	243,961

Other Assets
Debt issue costs, net	46,452	102,194
Patents, net	53,697	36,620
Deposits	60,101	163,284
Total Other Assets	160,250	302,098

Total Assets	$1,871,377	$1,906,147

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$619,874	$834,962
Accrued Expenses	455,074	348,467
Sales Tax Payable	50,863	152,438
Deferred Revenue	83,900	213,467
Line of Credit	1,000,000	800,000
Convertible Notes Payable -Related Parties	680,616	686,616
Notes Payable	43,033	43,033
Auto Loan	9,062	8,797
Convertible Note Payable	100,000	100,000
Embedded Conversion Option Liability	221,670	87,992

Total Current Liabilities	3,264,092	3,275,772

Long-term Portion of Auto Loan	34,419	38,978

Total Liabilities	3,298,511	3,314,750

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 shares authorized, 113,984,940 and 105,207,701 shares issued or issuable and outstanding at June 30, 2016 and December 31, 2015, respectively	113,985	105,208
Additional Paid-in-Capital	32,412,566	31,088,122
Accumulated Deficit	(33,953,685)	(32,601,933)

Total Stockholders' Deficit	(1,427,134)	(1,408,603)

Total Liabilities and Stockholders' Deficit	$1,871,377	$1,906,147

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$338,895	$599,222	$684,814	$699,873

Cost of Revenues	368,234	666,416	759,914	773,240

Gross Loss	(29,339)	(67,194)	(75,100)	(73,367)

Operating Expenses (including stock based compensation expense of $198,101 and $68,237 for the six months ended June 30, 2016 and 2015, respectively)	536,641	331,559	1,020,275	834,753

Loss From Operations	(565,980)	(398,753)	(1,095,375)	(908,120)

Other Income (Expense)
Other Income	78	51	184	235
Gain on Debt Settlement, net	1,366	–	80	–
Interest Expense	(62,099)	(158,045)	(122,963)	(315,498)
Change in fair value of embedded conversion option liability	12,175	(46,674)	(133,678)	160,737
Total Other Expense	(48,480)	(204,668)	(256,377)	(154,526)

Loss Before Income Tax	(614,460)	(603,421)	(1,351,752)	(1,062,646)

Income Tax Expense	–	–	–	–

Net Loss	$(614,460)	$(603,421)	$(1,351,752)	$(1,062,646)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding- Basic and Diluted	109,859,805	98,824,070	107,900,237	98,654,284

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,351,752)	$(1,062,646)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and amortization	66,888	47,992
Common Stock issued for services	136,664	58,250
Gain on debt settlement	(80)	–
Compensation expense related to grant of stock options	61,437	9,987
Change in fair value of embedded conversion option liability	133,678	(160,737)
Amortization of debt issue costs	55,742	2,438
Amortization of debt discount	–	252,070
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	619,131	(323,294)
Prepaid expenses and other current assets	(47,830)	(52,133)
Inventory, net	(304,894)	(340,176)
Costs and estimated earnings in excess of billings on uncompleted contracts	(46,775)	82,414
Deposits	103,183	1,063
Increase (decrease) in:
Accounts payable	(215,088)	18,926
Accrued expenses	89,726	62,988
Sales tax payable	(101,575)	39,182
Deferred Revenue	(129,567)	215,448
Billings in excess of costs and estimated earnings on uncompleted contracts	–	(5,614)
NET CASH USED IN OPERATING ACTIVITIES	(931,112)	(1,153,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(68,225)	(167,245)
Funding of patent costs	(17,357)	–
NET CASH USED IN INVESTING ACTIVITIES	(85,582)	(167,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,180,000	–
Proceeds from subscription receivable	–	25,000
Payments of offering costs related to sale of common stock	(44,800)	–
Borrowings on line of credit	200,000	–
Repayments on convertible notes payable	(6,000)	(6,000)
Repayments on auto loan	(4,294)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,324,906	19,000

NET INCREASE (DECREASE) IN CASH	308,212	(1,302,087)
CASH AT BEGINNING OF PERIOD	32,451	1,380,554
CASH AT END OF PERIOD	$340,663	$78,467

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,028	$–
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$31,752	$–
Transfer of inventory to property and equipment	$56,677	$52,989
Prepaid insurance financed by third party	$16,881	$13,321

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2016 and 2015, and our financial position as of June 30, 2016, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2016

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2016. As of June 30, 2016, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of June 30, 2016, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	58%
Customer B	29%

Concentration of Revenues

For the six months ended June 30, 2016, customers that each represented more than 10% of our net revenues were as follows:

Customer A	18%
Customer B	18%
Customer C	14%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2016 and December 31, 2015 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and short term loans, are carried at historical cost basis. At June 30, 2016, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 6 for further discussion of fair value measurements.)

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

June 30, 2016

(Unaudited)

Revenues from leases, design services and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer.

Any deposits received from a customer prior to delivery of the purchased product and additionally, monies received for leases prior to a given lease period, are accounted for as deferred revenue on the balance sheet. At June 30, 2016 and December 31, 2015, deferred revenue amounted to $83,900 and $213,467 respectively. At June 30, 2016, the Company has received full or partial deposits for three undelivered EV ARC™ units.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2016, the Company has no product warranty accrual given its lack of significant historical warranty experience.

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

June 30, 2016

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

Convertible notes payable that are convertible into 5,540,615 common shares, options to purchase 15,137,007 common shares and warrants to purchase 28,505,155 common shares were outstanding at June 30, 2016. These shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2016 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

ASU 2016-09

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718)- Improvements to Employee Share-Based Payment Accounting"which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is in process of analyzing the impacts of this update but do not believe it will have a material impact on its consolidated financial statements.

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

June 30, 2016

(Unaudited)

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2016, the Company had a net loss and net cash used in operations of $1,351,752 and $931,112 respectively. Additionally, at June 30, 2016, the Company had a working capital deficit of $1,843,861, an accumulated deficit of $33,953,685 and a stockholders’ deficit of $1,427,134. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional operating and working capital through a combination of private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek out sales contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that currently become due or have become due in 2016.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

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

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists approximately of the following:

	June 30,	December 31,
	2016	2015
Finished Goods	$163,005	$85,487
Work in Process	358,010	234,226
Raw Materials	210,951	130,245
Inventory Allowance	(18,463)	(27,783)
Total Inventory	$713,503	$422,175

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30, 2016	December 31, 2015
Accrued vacation	$148,130	$135,940
Accrued officers’ salary	68,749	68,749
Accrued interest	187,453	142,261
Accrued insurance financing	16,881	–
Other accrued expenses	33,861	1,517
Total accrued expenses	$455,074	$348,467

5.	LINE OF CREDIT

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

June 30, 2016

(Unaudited)

Under the terms of the LSA, the Bank received a commitment fee of $2,500, reimbursement of Bank expenses for documentation of $10,000, and a reimbursement of filing fees amounting to $1,836. These fees are recorded as Debt Issue Costs on the accompanying balance sheet and are being amortized over the one year term of the line of credit.

As a condition to the extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party shareholder with more than 10% of the outstanding stock of the Company, agreed to guarantee all of the Company’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between Bank and Keshif (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Company’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement (“Subordination Agreement”). In consideration for the Guaranty, Envision issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 (the “Shares”) to Keshif pursuant to a stock purchase agreement (“SPA”). These shares, along with legal costs associated with the issuance of this guaranty amounting to $11,435, are recorded as Debt Issue Costs in the accompanying balance sheet and are being amortized over the one year term of the line of credit. Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 29, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. The Company also issued a side letter to Keshif (the “Side Letter”), which in addition to confirming Keshif’s entitlement to the Shares, provided certain contractual rights to Keshif in consideration for the Guaranty, including a covenant by the Company to provide financial statements and other periodic reports to Keshif, an agreement to reimburse Keshif for payments made by Keshif to the Bank in accordance with the Guaranty (“Reimbursement Obligation”), and the grant of a security interest, subordinated to the Bank under the Subordination Agreement, to secure the Reimbursement Obligation. Keshif also has the right under the Side Letter to invite one representative to attend all meetings of Envision’s Board of Directors and, in the event Envision is unable to meet its obligations under the LSA, Keshif will immediately become entitled to elect one member to Envision’s Board of Directors (See Note 9).

The outstanding balance on the line of credit at June 30, 2016 is $1,000,000 and there is no additional credit line available to the Company.

6.	CONVERTIBLE NOTES PAYABLE - RELATED PARTIES AND FAIR VALUE MEASURMENTS

As of June 30, 2016, the following summarizes amounts owed under short-term convertible notes –related parties:

Amount
Evey Note	$80,616
Noble Note	600,000
$680,616

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

June 30, 2016

(Unaudited)

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

After principal payments totaling $6,000 during the six month period ended June 30, 2016, the balance of the note as of June 30, 2016 is $80,616 with accrued interest amounting to $42,843 which is included in accrued expenses (See Note 4). The note continues to bear interest at a rate of 10% (See Note 12).

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

June 30, 2016

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

In regards to the remaining note, during 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note.

Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016. This date was subsequently amended and remains in effect as of the filing of this report. The Company has consented to the Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company’s intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option is exercised in full and Mr. Noble complies with it, the Company will extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and will reduce the exercise price of such Warrants from $0.24 to $0.20 per share. As of June 30, 2016, the Option has not yet been fully exercised, but the note, in full, was acquired by GreenCore Capital LLC (“GreenCore”). As Jay Potter, our director, is the managing member of GreenCore, the note is classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets (See Note 12). GreenCore has agreed to an extension of the note until September 30, 2016.

At June 30, 2016, the remaining note had a balance of $600,000, and accrued interest of $63,405 which is included in accrued expenses (See Note 4).

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2016:

		Fair value Measurements at June 30, 2016
	Carrying Value at June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$221,670	$–	$–	$221,670

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The following is a summary of activity of Level 3 liabilities for the six month period ended June 30, 2016:

Balance December 31, 2015	$87,992
Change in Fair Value	133,678
Balance June 30, 2016	$221,670

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected remaining term (based on contractual term), expected volatility of our stock price over the expected remaining term (based on historical volatility), expected risk-free interest rate over the expected remaining term, and the expected dividend yield rate over the expected remaining term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at June 30, 2016:

Assumptions
Expected remaining term	0.50
Expected volatility	118.24%
Risk free rate	0.16%
Dividend yield	0.00%

There were no changes in the valuation techniques during the three and six month periods ended June 30, 2016. The Company did however compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results.

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

The balance of the note as of June 30, 2016 is $100,000 with accrued and unpaid interest amounting to $65,205 which is included in accrued expenses (See Note 4).

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

As of June 30, 2016, the note had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $16,000 which is included in accrued expenses (See Note 4).

Auto Loan

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has an original term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of June 30, 2016, the loan has a short-term portion of $9,062 and a long term portion of $34,419.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services, vendor arrangements with non binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements.

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

Related to the Guaranty issued by Keshif whereas Keshif guaranteed the Company’s obligations under the LSA with Silicon Valley Bank, the Company is obligated to issue additional shares of its common stock based on the formula as defined in the stock purchase agreement signed with Keshif related to the Guaranty. The Company is obligated to issue 147,493 shares of its common stock in October 2016 with a contractual value of $25,000. The value of this share issuance is being expensed over the remaining period of the Guaranty currently maturing on October 29, 2016 (See Note 5).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

10.	COMMON STOCK

Stock Issued in Cash Sales

During the six months ended June 30, 2016 pursuant to private placements, the Company issued 7,866,666 shares of common stock for cash with a per share price of $0.15 per share or $1,180,000 and the Company incurred $44,800 of capital raising fees that were paid in cash and charged to additional paid-in-capital. Additionally, the Company obligated to issue 191,667 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering. There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants (See Note 12).

Stock Issued for Services

During the six months ended June 30, 2016, as partial payment for professional services provided by GreenCore Capital, LLC (“GreenCore’), the Company issued 299,464 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $44,920 and expensed the payment at issuance. The Company recorded a gain on debt settlement of $80 on these transactions. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 12).

New Director

On February 19, 2016, Mr. Anthony Posawatz accepted an appointed as a new director of the Company effective February 19, 2016. In consideration for Mr. Posawatz’s acceptance to serve as a director of the Company, the Company agreed to grant him 1,000,000 restricted shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, vesting according to the following vesting schedule: 27,777 per month over a 36 month period commencing on March 31, 2016, issuable on the last day of each calendar quarter so long as Mr. Posawatz serves as a director of the Company, subject to the grantee’s right to waive vesting and issuance on a quarterly basis. The share issuances will be proportionally expensed during the period in which they vest. During the six months ended June 30, 2016, the Company released 138,889 shares of common stock valued at $20,833 under this agreement (See Note 12).

Director Compensation

On February 12, 2016, the Board approved a compensation program for all non executive directors that do not otherwise have a pre-existing compensation plan.  Starting for the 2016 year of service, each of the two directors received 1,000,000 shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000,  that will vest equally at the end of each calendar quarter that such director remains in service as a director over a three year period. The shares issuances will be proportionally expensed during the period in which they vest.

During the six months ended June 30, 2016, the Company released 472,220 shares of common stock valued at $70,833 to three directors under their respective agreements (See Note 12).

11.	STOCK OPTIONS AND WARRANTS

Stock Options

On February 12, 2016, the Company issued 200,000 stock options to each of the three non- executive directors that served as a director during 2015, other than Mr. Moody, for a total of 600,000 stock options.  These options were granted as compensation for the services provided in 2015, vested immediately, and were valued using the Black-Scholes option pricing methodology.  Jay Potter and John Evey each received 200,000 options exercisable at a price of $0.125 per share for a period of 10 years from the date of grant, with a combined total valuation of $40,100.  Robert Noble, our former chairman, received 200,000 options exercisable at a price of $0.1375 per share for a period of 5 years from the date of grant for a total valuation of $15,493. The assumptions used in the valuation of these options include volatility of 114.93%, expected dividends of 0.0%, a discount rate of 0.16%, and expected terms, applying the simplified method, of 5 years for Mr. Potter and Mr. Evey and 2.5 years for Mr. Noble.

During the six months ended June 30, 2016, the Company recorded stock option based compensation of $61,437.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Warrants

There was no warrant activity during the six months ended June 30, 2016. However, pursuant to a private placement, the Company is obligated to issue 191,667 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering. There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants.

12.	RELATED PARTY TRANSACTIONS

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2016. During the six month period ended June 30, 2016, the Company made principal payments totaling $6,000 on this note. The balance of the note as of June 30, 2016 is $80,616 with accrued interest amounting to $42,843 (See Note 6).

In June 2015, Gemini Master Fund Ltd sold a 70.0066819% stake in its’ note to Robert Noble, our former Chairman in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. In regards to the note for Mr. Noble, during the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016. This date was subsequently amended and remains in effect as of the filing of this report. The Company has consented to the Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company’s intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option is exercised in full and Mr. Noble complies with it, the Company will extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and will reduce the exercise price of such Warrants from $0.24 to $0.20 per share. As of June 30, 2016, the Option has not yet been fully exercised, but the note, in full, was acquired by GreenCore. As Jay Potter, our director, is the managing member of GreenCore, the note is classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets (See Note 6). GreenCore has agreed to an extension of the note until September 30, 2016. At June 30, 2016, the remaining note had a balance of $600,000, and accrued interest of $63,405 which is included in accrued expenses.

As partial payment for professional services provided by GreenCore during the six months ended June 30, 2016, the Company made cash payments amounting to $42,500, and recorded additional payments owed netting to $27,000 in accounts payable. Further, the Company issued 299,464 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $44,920 and expensed the payments at issuance. The Company recorded a gain on debt settlement of $80 on this transaction. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 10).

During the six month period ended June 30, 2016, the Company released 611,109 shares of common stock with a per share fair value of $0.15, or $91,666 (based on the market price at the time of the agreements), to four directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 10).

13.	SUBSEQUENT EVENTS

Subsequent to June 30, 2016, pursuant to a private placement, the Company issued to one shareholder a total of 100,000 shares of common stock for cash with a per share price of $0.15 per share or $15,000.

In July 2016, the Company entered into a consulting agreement for investor relations services. The agreement calls for two payments each consisting of 500,000 shares of the Company’s common stock. The first payment is due 30 days after the agreement was signed. The second payment is due October 18, 2016. The company can cancel the agreement at any time prior to and including either payment date and not be obligated for any payment or fee not yet due. Each payment is deemed to be fully earned as of the day such payment is required and as such, the Company will record the value of each payment as an expense on the day of such issuance.

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

Overview

Envision Solar differentiates itself from many other companies involved in the solar industry through its use of solar energy production as an enabler of valuable amenities and services through its products in locations where it is either too expensive, difficult, or environmentally impactful to connect to the utility grid. Rather than competing with utilities and other solar companies to produce cheaper electricity, the Company instead creates unique and proprietary products which use solar as a source of energy to enable valuable service and amenity provision in rapidly growing markets. Envision invents, designs, engineers and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and energy security and disaster preparedness. We focus on creating renewably energized products for electric vehicle (“EV”) charging, media and branding, and energy security which management believes are attractive, rapidly deployable, and of the highest quality. Management believes that our chief differentiator is our ability to invent, design, engineer, and manufacture solar powered products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value including: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility “green-halo” branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through sales of digital out of home (“DOOH”) media. Our products can qualify for various federal, state and local incentives which could significantly reduce final out-of-pocket costs from our selling price for eligible customers. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses.

Products and Technologies

The Company produces two categories of product: the EV ARC™ product (Electric Vehicle Autonomous Renewable Charger) and the Solar Tree® product. Both product lines incorporate the same underlying technology and value, having a built in renewable energy source in the form of attached solar panels, along with battery storage capability, but one is in a transportable format and one is in a fixed format.

According to Frost and Sullivan, the EV charging infrastructure industry will grow at 128% CAGR over the next five years in the US. The Chinese Government has committed to spending $200B during the next decade on EV charging, and the EU has made commitments to spend multiple billions of dollars on EV infrastructure during the next five years. Further, as a result of the diesel emissions scandal, Volkswagen has agreed to a settlement with the US government which requires Volkswagen to spend $2 billion on EV infrastructure over the next decade. Leveraging the structural and technological attributes of its existing products, the Company has developed and patented a product called EV ARC™. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments. Until the introduction of the EV ARC™, the deployment of EV chargers could be hindered by complications in the site acquisition processes caused by the complicated and invasive processes required to fulfill the installation. Each typical competing EV charger requires a pedestal which is typically mounted to a poured concrete foundation which first requires excavation. Chargers also typically require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements may slow, or prevent entirely, the deployment of large numbers of typical fixed format chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges and at times, more expensive demand charges. Landlords, corporations, venues, and other hosts often do not perceive enough value creation in the deployment of an EV charger, and as such, may not be inclined to grant permission to the service providers who approach them, or to install EV chargers for their own employees and guests, because the costs and disruption associated with grid tied chargers can be prohibitive.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works and can be deployed in minutes. Its high traction ballasted base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. An electrical cabinet integrated into the unit houses various components enabling the conversion of sunlight to electricity which is stored in on-board batteries, and delivers that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ can operate day and night. An EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Further, the EV ARC™ can be remotely monitored through a cellular data connection for energy production and the state of health of its vital components. The EV ARC™ has been successfully deployed in California, New York, Louisiana, Colorado, Brazil, The Virgin Islands, and Spain and for customers such as Caltrans, Google, NY City, Genentech, Johnson and Johnson, the Department of Energy, and many others.

The Company has integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. This advertising screen is weather, theft, and vandalism resistant and will be powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we believe that this makes an EV ARC™ a more attractive product for certain prospective customers. This advancement could lead to multiple other similar uses of our products. Because the EV ARC™ product delivers valuable services such as solar powered EV charging and a secure energy source which can be used by first responders during grid failures, management believes that it may be eligible for permitting where other advertising platforms would be prohibited.

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

EV ARC™ products also provide a highly reliable source of energy that is not susceptible to grid interruptions. Because EV ARC™ has on-board energy storage, it can be used as a disaster preparedness tool. It is a reliable back up source of energy in times of emergency or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow only a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to connect, safely, to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable and cleaner source of energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator does and there is less chance that it will not be operational in times of emergency, as the first responders are not required to start it or fill it with fuel. We believe and, we have been told by our customers and prospects, that the triple use of EV charging, digital outdoor advertising, and emergency energy production make the EV ARC™ an extremely compelling value proposition.

EV ARC™ is designed to address the sizable market of EV charging infrastructure. The current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the US and elsewhere. A standardized, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those that are interested in the proliferation of EV’s and EV charging infrastructure. Management believes that the EV ARC™ could generate significant sales opportunities in the coming periods. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a share in the market interest.

In June 2015 the Department of General Services of the State of California awarded us a one year contract, with options for the State to have two one-year extensions, to produce and sell the EV ARC™ to any California state, local, or municipal agency that orders them from us. In April 2016, this contract was extended for the first one year period through June 2017.

In the early stages of the production evolution for the EV ARC™ with low production volumes, the Company believed the appropriate selling price point would be lower than the actual costs of production. The Company has been successful in reducing certain direct costs associated with the production of EV ARC™ products where costs on certain sales of the EVARC™ products now result in gross profits. As long as unit sales are sufficient to overcome certain fixed overhead costs shared amongst the produced products, and we sustain the trend of reducing our cost through continued production economies of scale, continued production process improvements, as well as component cost reductions, Management believes that gross profits can be maintained for all sales.

The Company’s patented Solar Tree® structure has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, bio mimicked, tracking, and architectural solar support structure with integrated energy storage and media platforms available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can enable EV charging in locations where it would otherwise be impossible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging, can be served by our Solar Tree® products which are optimized for direct current (“DC”) fast charging. The costs and environmental impact associated with delivering a 50kW circuit to a remote rest area may be prohibitive whereas a Solar Tree® direct current fast charger (“DCFC”) can be deployed with minimal site disturbance. Management believes that our relationship with Caltrans, which is currently limited to the sale of EV ARC™ systems, can be leveraged to enable sales of our larger Solar Tree® products. We further believe that success with Caltrans might be leveraged with other departments of transportation across the United States and the rest of the world.

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

The Company has invented and incorporated EnvisionTrak™, its patented and proprietary tracking solution, to all of its products, furthering the unique nature of the product and we believe increasing the Company’s technological leadership within the industry. We believe EnvisionTrak™ to be a complex integration of the highest quality gearing, electrical motors, and controls which are combined in a robust, highly engineered, and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our past customers, to significantly increase electrical production. An additional value is derived from the high visual appeal created by EV ARC™ or Solar Tree® structures which are tracking the sun in perfect synchronicity.

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
6.	The Solar Tree® DCFC product, a thirty five foot square solar array mounted on a single column with integrated energy storage and the capability to provide a 50kW fast charge to one or more electric vehicles,
7.	The Branded Solar Tree® (HVBA) product which includes customized branding, finishes and signage,
8.	The Solar Tree® SMP (Sustainable Media Platform) product, which includes static and digital advertising displays,
9.	The Solar Tree® HVLC (High Value Low Cost) structure, a lower cost version of the standard Solar Tree® product, and
10.	The Solar Tree® Socket product, a single space version of the Solar Tree® structure.

All Envision products can be upgraded with the addition of the following:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	SunCharge™ solar powered EV charging,
3.	ARC™ technology energy storage,
4.	LED lighting,
5.	Media and branding screens,
6.	Security cameras, WiFi, sound, and emergency call boxes.

Operations

The Company is headquartered in San Diego, California in a 31,350 sq/ft building located in an industrial park. The building houses the Company’s corporate operations, sales, design, engineering and product manufacturing.

The EV ARC® and Solar Tree® structures are being built and assembled in this facility. In this fabrication facility we have reduced certain direct costs associated with individual products and we believe we have been better able to control quality as a result of our self performing the manufacturing as opposed to outsourcing this activity as we did in the past. In this facility, the Company has made improvements to existing products and is able to introduce new products in a much more timely and efficient manner. Management believes that the product development process is significantly faster and less expensive when carried out by an in-house fabrication facility. The Company intends to continue to outsource installation and deployment of its products, and as further improvements and standards are attained, it is management’s belief the Company can continue to reduce (a) the amount of installation resources required in the field and (b) the Company’s need to supervise those resources.

Management believes that the continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered complete or as a kit of parts to the customer site, and which require minimal planning, entitlement, or field labor activities, is further positioning the Company as a leader in the provision of unique and highly scalable solutions to the three market verticals it targets. The Company’s products are complex but standardized, readily deployable, and reduce the exposure of the Company and its customers to the risks and inherent margin erosion that are incumbent in field deployments. The Company is no longer directly involved in the field installation of its Solar Tree® products, instead selling them as a kit to be installed by others. The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by the Company or by a third party transportation company for a fee.

The Company continues to bring engineering improvements to its products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. The EV ARC™ is the embodiment of this strategy in that it requires almost no field activity beyond “parking” it in a space. The Company has invented and produced the ARC Mobility trailer which is a hydraulically enabled delivery trailer which can lower an EV ARC™ to the ground in its final location in less than two minutes. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to customer sites with an installation manual so that they may be erected and installed by readily available local labor resources contracted directly to the site host without the Company’s involvement.

Management believes that the Company has significant operating leverage through the deliberate continued leveraging of certain outsourced resources. All intellectual property is developed in-house. Product designs are then vetted by third-party structural and electrical engineering firms to ensure that the designs meet the local jurisdictional requirements and codifications for the deployment locations. We believe this further helps dissipate any potential liabilities for the structural and electrical elements by providing additionally insured experts with partial responsibility for the designs.

Sales

Historically, the Company concentrated a sizable portion of its resources on product development and engineering. Management believes that we now have a reproducible suite of products which address the three market verticals for which we operate (EV charging infrastructure; out of home advertising infrastructure; and renewable energy production), and as a result, we have increased our focus on sales and marketing efforts in 2016.

Our current sales activities are undertaken in the following manners:

•	Direct sales efforts undertaken by our “in-house” sales team,
•	Direct sales efforts undertaken by other independent contractors,
•	Direct sales efforts as a result of management relationships.

Our marketing efforts are responsible for the generation of many of our sales leads and have consisted of the following:

•	Web Site and limited search engine optimization,
•	Direct electronic mailings to prospects within our target markets,
•	Social Media outreach on Facebook, Twitter, and Linkedin,
•	Video postings on YouTube and Vimeo,
•	Distribution of printed materials promoting our products,
•	Attendance at trade shows and conferences, often with live demonstrations of EV ARC™,
•	Industry speaking engagements and SME panel participation across the United States,
•	Media interviews in print, radio and TV,
•	Industry specific trade magazine advertising.

Examples of the audiences we target are:

•	Corporations,
•	Outdoor advertising companies,
•	Automotive related companies,
•	Municipalities,
•	State and Federal government entities,
•	Utilities,
•	Commercial real estate.

Sales and business development team members may receive a mixture of base and performance based pay. They are paid a percentage of revenue only when the company actually receives payment from our customers.

We also have independently contracted sales resources that are paid based upon performance. They are paid a percentage of revenue only when the Company actually receives payment from our customers. Our team will assist such contractors in the creation of proposal documents when the prospective sale appears to warrant the commitment of resources to such an activity. These contractors are responsible for their own costs except in some instances where the Company’s management pre-approves an expenditure aimed at winning a sales contract.

We are increasingly exploring the use of sales channels to communicate the value of and to sell our products. Examples of the types of channels we seek are:

•	Upstream vendors such as solar module manufacturers, inverter manufacturers, EVSE manufactures,
•	EV charging service providers,
•	Outdoor advertising companies,
•	General contractors,
•	Architects,
•	Engineers and consultants.

During 2016 we have added multiple members to be a part of our national sales team as well as develop national sales strategies. We continue to pursue and make progress on promising sales opportunities. Although the contract with the state of California that was awarded in June 2015 is not yet as productive as we believed it would be, we continue to garner sales and add new state departments and municipal organizations as customers through this contract. We have received follow on orders from CalTrans, have added new California ordering departments such as the Office of the Inspector General and the Cal State University system, and believe we are close to securing orders from other agencies. Further, we continue to have discussions with other governmental organizations such as the City of New York which management believes will result in a sizable near term future repeat order. Additionally, we have been delivering our EV ARC™ on our ARC Mobility™ trailer to a variety of locations during a “Gorilla” marketing road show. The EV ARC™ is being delivered to corporate campuses in major California metropolitan areas such as San Diego, Los Angeles, San Francisco and Silicon Valley. We pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the human resource and marketing departments of the host companies. It is hoped that the host companies and their employees will see the ease of deployment and the value of highly visible solar powered EV charging, and as a result, buy our products. We believe that this has been a good way to raise awareness about the unique values our products deliver.

For the period ended June 30, 2016, contracted backlog is approximately $495,000. Additionally, subsequent to June 30, 2016, we have been awarded an additional contract valued at approximately $980,000 for the supply of our EVARC™ and Solar Tree® products.

We continue to experience long sales cycles for our products. The sales cycle can be prolonged in part because we are educating a set of prospects in new industries in which customers do not have significant experience but also because of our strategic decision to target larger organizations with possible multiple campuses, such as Google. It is our belief that while the sales cycle is longer for larger organizations, once won, the potential for sales and profits is far more significant.

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

Revenue and Cost Recognition. Revenues are primarily derived from the direct sales of products.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended June 30, 2016.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue. For the three months ended June 30, 2016, our revenues were $338,895 compared to $599,222 for the same period in 2015. In the three month period ended June 30, 2016, revenues were derived primarily from the delivery of five EV ARC™ units to end customers with some additional revenues derived from a project to deliver a Solar Tree® unit and smaller ancillary sales of certain spare parts. Revenues for the period ended June 30, 2015 related primarily to the delivery of eight EV ARC® units in addition to performance on a larger project involving the installation of our Solar Tree® units for a corporate customer. Both periods included certain lease revenues associated with a capital lease of three EV ARC units that ended in April 2016. As of June 30, 2016, our contracted backlog was approximately $495,000, while subsequent to this period, the Company received contracts approximating $980,000 for the sale of EV ARC™ units as well as the provision and sale of our Solar Tree® structures.

Gross Loss. For the three months ended June 30, 2016, we had a gross loss of $29,339 compared to a gross loss of $67,194 for the same period in 2015. While we made a direct gross profit on the majority of the sales of our EV ARC ™ units during the 2016 period, the gross loss was primarily due to some non recurring costs indirectly related to the repair of some production equipment as well as $5,000 of normal depreciation of production equipment. Warranty or service costs remained low totaling less than $6,000 and included mostly travel related expenses to travel to deployed units. In 2015, the majority of the gross loss came from cost overruns experienced in closing out certain projects involving the installation of our Solar Tree® structures.

Operating Expenses. Total operating expenses were $536,641 for the three months ended June 30, 2016 compared to $331,559 for the same period in 2015.  Labor increased approximately $110,000 in the 2016 period as we added sales and other resources to assist in growth, coupled with a small decrease in labor costs in the three month period ended June 30, 2015 as certain operational resources were redirected to direct costs as we completed field installation projects. Non cash charges for director fees increased approximately $40,000 in the three month period ended June 30, 2016 based on the three year stock compensation plans for our directors. Consulting fees, earned primarily by GreenCore Capital LLC and paid partially in stock, increased approximately $60,000 in the 2016 period as compared to the 2015 period. Additionally, travel expenses increased by approximately $11,000 in the three month period ended June 30, 2016 in relation to the Company’s pursuit of international business relationships, offset by a decrease of $14,000 related to expenses for the Company’s 2015 annual meeting which is expected to be held later in the year for 2016.

Interest Expense. Interest expense was $62,099 for the three months ended June 30, 2016 compared to $158,045 for the same period in 2015 resulting primarily from $126,000 of debt discount amortization in 2015 related to earlier debt transactions that did not occur in 2016 offset by amortization of debt issue costs of approximately $27,000 in 2016 related to our line of credit. Coupon interest for outstanding debt was consistent between the periods.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $12,175 during the three month period ended June 30, 2016 compared to a loss of $46,674 during the same period in 2015. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss. We had a net loss of $614,460 for the three months ended June 30, 2016 compared to net loss of $603,421 for the same period in 2015. Significant elements deriving these losses have been discussed above.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue.   For the six months ended June 30, 2016, our revenues were $684,814 compared to $699,873 for the same period in 2015. Revenue mix and delivery of EV ARC ™ units were consistent amongst the periods. As discussed above, as of June 30, 2016, our backlog was approximately $495,000 with an additional $980,000 of orders being received subsequent to June 30, 2016. Management believes the Company will execute on this backlog in the current fiscal year.

Gross Loss.  For the six months ended June 30, 2016, we had a gross loss of $75,100 compared to a gross loss of $73,367 for the same period in 2015. In 2016, approximately $20,000 of the gross loss was attributable to the delivery of an EV ARC ™ unit to the Virgin Islands that had higher transportation and location specific logistical cost elements because we delivered, for the first time, a transformer ARC ™ unit using a standard cargo container. Further, we experienced nonrecurring costs of $26,000 related to the repair of certain production equipment and the procurement of other small equipment to assist in production coupled with $10,000 of normal depreciation of production equipment. Warranty or service costs remained low totaling approximately $10,000 and included mostly travel related expenses to travel to deployed units. In 2015, the majority of the gross loss related to cost overruns experienced in closing out certain projects involving the installation of our Solar tree® structures. Additionally, approximately $6,000 of the gross loss related to certain manufacturing tooling costs which have been utilized in subsequent production runs, $7,000 related to upgrade and warranty costs of previously sold units, and $12,000 related to the then current deliveries of EV ARC™ units where initial costs of production in our new manufacturing facility exceeded earlier sales prices for the units. We continue to develop and improve upon our manufacturing processes. We have been successful in reducing certain costs of our components and reducing the labor associated with building a unit. Management believes that we will continue to reduce costs through design, efficiency, and purchasing improvements.

Operating Expenses.  Total operating expenses were $1,020,275 for the six months ended June 30, 2016 compared to $834,753 for the same period in 2015. Approximately $51,000 of this increase is associated with stock option expense that increased to $61,437 in the six months ended June 30, 2016 from $9,987 in the six month period ended June 30, 2015 and is a result of stock options issued to directors in 2016 for the 2015 year of service. Current year director fees increased $60,416 year over year between the six month periods ended June 30, 2016 and June 30, 2015 while consulting expense, primarily paid to GreenCore Capital LLC, increased $36,000 in the same period. Additionally, labor expenses increased approximately $67,000 during the year as the Company added sales and other resources.

Interest Expense. Interest expense was $122,963 for the six months ended June 30, 2016 compared to $315,498 for the same period in 2015. In the six month period ended June 30, 2015, the Company recorded over $250,000 of debt discount amortization related to earlier debt transactions that did not occur in 2016 which was offset by the amortization of approximately $56,000 of debt issue costs associated with our Line of Credit. Coupon interest for outstanding debt was consistent between the periods.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a loss of $133,678 during the six month period ended June 30, 2016 compared to a gain of $160,737 during the same period in 2015. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss. We had a net loss of $1,351,752 for the six months ended June 30, 2016 compared to net loss of $1,062,646 for the same period in 2015. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resource

At June 30, 2016, we had cash of $340,663. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $931,112 for the six months ended June 30, 2016, compared to cash used in operations of $1,153,842 for the same period in 2015. The principal elements of cash flow for the six months ended June 30, 2016 include the net loss of the Company offset by depreciation and amortization of $66,888 and other non cash items amounting to approximately $388,000 including: $136,664 of common stock share value issued in lieu of cash for services to directors of the company for their Board service as well as to a director for advisory services provided to the Company; $61,437 of stock option expense primarily related to the issuance of 2016 options for the 2015 year of Board service for certain directors; $55,742 of amortization of debt issue costs associated with our line of credit entered into during 2015; and a $133,678 gain related to the change in fair value of the embedded conversion option liability. Further, cash from operations for the period included of a net reduction in accounts receivable of $619,131 as the Company collected monies owed to it from 2015 sales; a generation of cash of $103,183 primarily as a result of using deposits to pay for current rent expenses; a use of cash of $47,830 primarily for the prepayment of annual insurance policies; a use of cash of $304,894 used to build inventory; a use of cash of $215,088 for the payment of accounts payables, a use of cash amounting to $101,575 related to the payment of sales taxes owed; a use of cash of $129,567 related to the reduction of deferred revenue deposits for units that were delivered to end customers: and a generation of cash for the increase of accrued liabilities .

Cash used in investing activities amounted to $85,582 and $167,245 for the six months ended June 30, 2016 and June 30, 2015, respectively. In 2016, the Company built an EV ARC™ for Company demonstration purposes and additionally replaced a battery in our electric forklift. In 2015, the Company added certain production equipment as well as built three EVARC® units that were subsequently leased through a capital lease to an independent customer and subsequently transferred to such customer with no gain or loss recorded. The $17,357 use of cash was for the funding of current and future patents of the Company.

Cash received from our financing activities was $1,324,906 for the six months ended June 30, 2016 compared to cash received of $19,000 in the same period in 2015.  This cash received from financing activities is primarily net monies invested into the Company through private placements that were open in the periods. Additionally, the Company borrowed $200,000 on its line of credit and repaid $10,294 of prior debt facilities during 2016.

As of June 30, 2016, current liabilities exceeded current assets by $1,843,861. In 2016, current assets increased by approximately $60,000 resulting primarily from the collection of accounts receivable offset by increases in inventory and cash while the total current liability balance remained relatively flat at June 30, 2016 as compared to December 31, 2015.

While the Company has primarily been in a period of market awareness and product development with new product releases, the Company has not generally earned a gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased production volumes, efficiencies will continue to improve, and production costs will continue to decrease, thus allowing for gross profits on the EV ARC ™ product.  The Company will continue to rely on capital infusions from the private placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures.  Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements leading to cost reductions, systemization of its products, increased public awareness of the Company and its products, improvements in the capital markets and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and long and short term debt financing to attempt to overcome its working capital deficiencies. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2015. In addition, the Company has a working capital deficit at June 30, 2016. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will look to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  Although not a comprehensive listing, as of December 31, 2015, we had identified the following material weaknesses which still exist as of June 30, 2016 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company issued 319,443 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 (based on market price at the time of a restricted stock agreement) or a total value of $47,916 for director services to four directors. The shares were fully vested.

During the three months ended June 30, 2016, pursuant to Rule 506 (b) of Regulation D of the Securities Act, the Company issued 170,893 shares of common stock with a per share value $0.15 or a total value of $25,634, for professional services to GreenCore Capital, LLC, an entity controlled by Jay Potter, our director. The shares were fully vested.

During the three months ended June 30, 2016, pursuant to a private placement made pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 5,700,000 shares of common stock to five investors for cash with a per share price of $0.15 or total capital of $855,000.

Subsequent to June 30, 2016, but prior to the date of this report, pursuant to a private placement pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 100,000 shares of common stock to one investor for cash with a per share price of $0.15 or total capital of $15,000.

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

Dated: August 15, 2016	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer, (Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer, (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Evey	Dated: August 15, 2016
John Evey, Chairman

By:	/s/ Jay S. Potter	Dated: August 15, 2016
Jay S. Potter, Director

By:	/s/ Anthony Posawatz	Dated: August 15, 2016
Anthony Posawatz, Director

By:	/s/ Don Moody	Dated: August 15, 2016
Don Moody, Director

