Form 10-Q
period 2016-09-30
Envision Solar International, Inc.
filed 2016-11-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2016

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of registrant's shares of common stock, $0.001 par value, issuable or outstanding as of November 11, 2016 was 119,728,757.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash	$80,695	$32,451
Accounts Receivable, net	271,636	831,617
Prepaid and Other Current Assets	87,187	51,787
Inventory, net	789,385	422,175
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	79,172	22,058
Total Current Assets	1,308,075	1,360,088

Property and Equipment, net	297,844	243,961

Other Assets
Debt issue costs, net	18,581	102,194
Patents, net	60,902	36,620
Deposits	184,452	163,284
Total Other Assets	263,935	302,098

Total Assets	$1,869,854	$1,906,147

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$668,499	$834,962
Accrued Expenses	520,225	348,467
Sales Tax Payable	56,013	152,438
Deferred Revenue	226,737	213,467
Line of Credit	1,000,000	800,000
Convertible Notes Payable -Related Parties	677,616	686,616
Notes Payable	43,033	43,033
Auto Loan - Current Portion	9,198	8,797
Convertible Note Payable	100,000	100,000
Embedded Conversion Option Liability	134,857	87,992

Total Current Liabilities	3,436,178	3,275,772

Auto Loan - Long-term Portion	32,070	38,978

Total Liabilities	3,468,248	3,314,750

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock, $0.001 par value, 162,500,000 shares authorized, 116,895,424 and 105,207,701 shares issued or issuable and outstanding at September 30, 2016 and December 31, 2015, respectively	116,895	105,208
Additional Paid-in-Capital	32,847,960	31,088,122
Accumulated Deficit	(34,563,249)	(32,601,933)

Total Stockholders' Deficit	(1,598,394)	(1,408,603)

Total Liabilities and Stockholders' Deficit	$1,869,854	$1,906,147

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$522,412	$665,254	$1,207,226	$1,365,127

Cost of Revenues	525,944	712,202	1,285,858	1,485,442

Gross Loss	(3,532)	(46,948)	(78,632)	(120,315)

Operating Expenses (including stock based compensation expense of $348,721 and $108,575 for the nine months ended September 30, 2016 and 2015, respectively)	614,586	412,675	1,634,861	1,247,428

Loss From Operations	(618,118)	(459,623)	(1,713,493)	(1,367,743)

Other Income (Expense)
Other Income	88	11	272	246
Gain on Debt Settlement, net	4,175	4,434	4,255	4,434
Interest Expense	(82,522)	(30,408)	(205,485)	(345,906)
Change in fair value of embedded conversion option liability	86,813	(42,967)	(46,865)	117,770

Total Other Income (Expense)	8,554	(68,930)	(247,823)	(223,456)

Loss Before Income Tax	(609,564)	(528,553)	(1,961,316)	(1,591,199)

Income Tax Expense	–	1,600	–	1,600

Net Loss	$(609,564)	$(530,153)	$(1,961,316)	$(1,592,799)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding- Basic and Diluted	115,059,578	100,901,848	110,304,103	99,411,704

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,961,316)	$(1,592,799)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and amortization	84,472	89,445
Common Stock issued for services	285,539	95,666
Gain on debt settlement, net	(4,255)	(7,358)
Compensation expense related to grant of stock options	63,182	12,909
Change in fair value of embedded conversion option liability	46,865	(117,770)
Amortization of debt issue costs	83,613	2,438
Amortization of debt discount	–	252,070
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	559,981	(290,409)
Prepaid expenses and other current assets	(57,506)	(22,646)
Inventory, net	(375,915)	(370,322)
Costs and estimated earnings in excess of billings on uncompleted contracts	(57,114)	75,517
Deposits	(21,168)	1,063
Increase (decrease) in:
Accounts payable	(166,463)	332,432
Accrued expenses	162,112	53,552
Sales tax payable	(94,566)	31,159
Deferred Revenue	13,270	(41,964)
Billings in excess of costs and estimated earnings on uncompleted contracts	–	(5,614)
NET CASH USED IN OPERATING ACTIVITIES	(1,439,269)	(1,502,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(97,477)	(175,363)
Funding of patent costs	(24,703)	(25,895)
NET CASH USED IN INVESTING ACTIVITIES	(122,180)	(201,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,470,000	680,000
Proceeds from subscription receivable	–	25,000
Payments of offering costs related to sale of common stock	(44,800)	–
Borrowings on line of credit	200,000	–
Repayments on convertible notes payable	(9,000)	(265,325)
Repayments on auto loan	(6,507)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,609,693	439,675

NET INCREASE (DECREASE) IN CASH	48,244	(1,264,214)

CASH AT BEGINNING OF PERIOD	32,451	1,380,554

CASH AT END OF PERIOD	$80,695	$116,340

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$33,551	$47,374
Cash paid for income tax	$–	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$31,752	$–
Transfer of inventory to property and equipment	$56,677	$52,989
Prepaid insurance financed by third party	$9,646	$6,660

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, invents, designs, engineers and manufactures solar products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure; out of home advertising infrastructure; and energy security and disaster preparedness. The Company focuses on creating renewably energized products for EV charging, and media and branding which are attractive, rapidly deployed, and of the highest quality. Management believes that the Company's chief differentiator is its ability to invent, design, engineer, and manufacture solar powered products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision's products deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility “green-halo” branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through sales of digital out of home (“DOOH”) media.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015, and our financial position as of September 30, 2016, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Principles of Consolidation

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2016. As of September 30, 2016, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of September 30, 2016, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	49%
Customer B	23%
Customer C	20%

Concentration of Revenues

For the nine months ended September 30, 2016, customers that each represented more than 10% of our net revenues were as follows:

Customer A	31%
Customer B	23%
Customer C	10%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2016 and December 31, 2015 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and short term loans, are carried at historical cost basis. At September 30, 2016, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 6 for further discussion of fair value measurements.)

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

Revenue Recognition

Revenues are primarily derived from the direct sales of products in addition to historical construction contracts for the production and installation of integrated solutions and proprietary products, and on a limited basis, lease income from the lease of our products. Revenues may also consist of revenues from professional services performed which typically stem from the modification, repair, or maintenance of our installed product base.

Revenues from leases and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer.

Any deposits received from a customer prior to delivery of the purchased product and additionally, monies received for leases prior to a given lease period, are accounted for as deferred revenue on the balance sheet. At September 30, 2016 and December 31, 2015, deferred revenue amounted to $226,737 and $213,467 respectively. At September 30, 2016, the Company has received partial deposits for twelve undelivered Solar Tree® units.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2016, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Patents

Effective January 2015, the company believes it is in a position to achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as long-term assets and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied, all accumulated administrative costs will be expensed in the period.

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

September 30, 2016

(Unaudited)

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

Convertible notes payable that are convertible into 5,652,821 common shares, options to purchase 15,137,007 common shares and warrants to purchase 27,905,155 common shares were outstanding at September 30, 2016. These shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2016 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2015 and 2016, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

The Financial Accounting Standards Board Accounting Standard Updates (“ASU”) which are not effective until after September 30, 2016, and not disclosed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at September 30, 2016:

ASU 2016-15

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016-15.

ASU 2016-02

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

September 30, 2016

(Unaudited)

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

ASU 2015 - 11

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory.” This standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods and requires prospective adoption with early adoption permitted. The Company is conforming to this standard.

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2016, the Company had a net loss and net cash used in operations of $1,961,316 and $1,439,269 respectively. Additionally, at September 30, 2016, the Company had a working capital deficit of $2,128,103, an accumulated deficit of $34,563,249 and a stockholders’ deficit of $1,598,394. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists of the following:

	September 30,	December 31,
	2016	2015
Finished Goods	$51,686	$85,487
Work in Process	659,842	234,226
Raw Materials	96,320	130,245
Inventory Allowance	(18,463)	(27,783)
Total Inventory	$789,385	$422,175

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30, 2016	December 31, 2015
Accrued vacation	$156,151	$135,940
Accrued officers’ salary	68,749	68,749
Accrued interest	209,748	142,261
Accrued rent	6,523	–
Accrued insurance financing	9,646	–
Other accrued expenses	69,408	1,517
Total accrued expenses	$520,225	$348,467

5.	LINE OF CREDIT

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The outstanding balance on the line of credit at September 30, 2016 is $1,000,000 and there is no additional credit line available to the Company.

6.	CONVERTIBLE NOTES PAYABLE - RELATED PARTIES AND FAIR VALUE MEASURMENTS

As of September 30, 2016, the following summarizes amounts owed under short-term convertible notes –related parties:

Amount
Evey Note	$77,616
Greencore Note	600,000
$677,616

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

After principal payments totaling $9,000 during the nine month period ended September 30, 2016, the balance of the note as of September 30, 2016 is $77,616 with accrued interest amounting to $45,967 which is included in accrued expenses (See Note 4). The note continues to bear interest at a rate of 10% (See Note 12).

GreenCore Note

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Effective February 28, 2014 the Company entered into an additional extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes were merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which was recorded as debt discount and was amortized over the then remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and was amortized over the then remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which was capitalized as an asset on the balance sheet as “Debt issue costs” and was amortized over the then remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt, and all accrued interest through 2013, and further, the accrued interest through the conversion date for the converted debt, totaling $155,161 into 4,701,076 shares of common stock of the Company (3,666,666 shares for principal and 1,034,410 shares for interest) at the contracted conversion price of $0.15 per share. The conversion was recorded to equity with no gain or loss on such conversion related to the principal portion, while the Company recorded a loss of $20,689 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes option pricing model and were expensed at the date of the transaction.

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

Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with Greencore Capital LLC (“GreenCore”), a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016, which date was subsequently extended. The Company had consented to the original Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company’s intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option is exercised in full and Mr. Noble complies with it, the Company will extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and will reduce the exercise price of such Warrants from $0.24 to $0.20 per share. As of September 30, 2016, the Company has been notified that the note was acquired by GreenCore. As Jay Potter, our director, is the managing member of GreenCore, and GreenCore is the acting agent, the note is classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets (See Note 12). GreenCore has agreed to an extension of the note until December 31, 2016.

At September 30, 2016, the remaining note had a balance of $600,000, and accrued interest of $79,009 which is included in accrued expenses (See Note 4).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at September 30, 2016:

		Fair value Measurements at September 30, 2016
	Carrying Value at September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$134,857	$–	$–	$134,857

The following is a summary of activity of Level 3 liabilities for the nine month period ended September 30, 2016:

Balance December 31, 2015	$87,992
Change in Fair Value	46,865
Balance September 30, 2016	$134,857

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company estimates the fair value of the embedded conversion option liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected remaining term (based on contractual term), expected volatility of our stock price over the expected remaining term (based on historical volatility), expected risk-free interest rate over the expected remaining term, and the expected dividend yield rate over the expected remaining term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at September 30, 2016:

Assumptions
Expected remaining term	0.25
Expected volatility	103.47%
Risk free rate	0.16%
Dividend yield	0.00%

There were no changes in the valuation techniques during the three and nine month periods ended September 30, 2016. The Company did however compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

The balance of the note as of September 30, 2016 is $100,000 with accrued and unpaid interest amounting to $67,699 which is included in accrued expenses (See Note 4).

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

As of September 30, 2016, the note had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $17,073 which is included in accrued expenses (See Note 4).

Auto Loan

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has an original term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of September 30, 2016, the loan has a short-term portion of $9,198 and a long-term portion of $32,070.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

September 30, 2016

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

10.	COMMON STOCK

Stock Issued in Cash Sales

During the nine months ended September 30, 2016 pursuant to private placements, the Company issued 9,800,000 shares of common stock for cash with a per share price of $0.15 per share or $1,470,000 and the Company incurred $44,800 of capital raising fees that were paid in cash and charged to additional paid-in-capital. Additionally, the Company is obligated to issue 191,667 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants (See Note 12).

Stock Issued for Services

During the nine months ended September 30, 2016, as partial payment for professional services provided by GreenCore, the Company issued 464,115 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $69,604 and expensed the payment at issuance. The Company recorded a gain on debt settlement of $2,396 on these transactions. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 12).

Effective July 2016, the Company entered into an investor relations consulting agreement with LP Funding, LLC whereby the consultant will provide various investor recognition services to the Company. The agreement calls for two payments of 500,000 shares of the Company’s common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or a total of $150,000. The payments are contractually defined to be earned on a specific day and will be expensed over the term of the agreement. During the nine months ended September 30, 2016, the Company released 500,000 shares of common stock and recorded $75,000 of expense under this agreement (See Note 13).

New Director

On February 19, 2016, Mr. Anthony Posawatz accepted an appointed as a new director of the Company effective February 19, 2016. In consideration for Mr. Posawatz’s acceptance to serve as a director of the Company, the Company agreed to grant him 1,000,000 restricted shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, vesting according to the following vesting schedule: 27,777 per month over a 36 month period commencing on March 31, 2016, issuable on the last day of each calendar quarter so long as Mr. Posawatz serves as a director of the Company, subject to the grantee’s right to waive vesting and issuance on a quarterly basis. The share issuances will be proportionally expensed during the period in which they vest. During the nine months ended September 30, 2016, the Company released 222,222 shares of common stock valued at $33,333 under this agreement (See Note 12).

On September 8, 2016, Mr. Peter W. Davidson accepted an appointment as a new director of the Company, effective September 8, 2016. In consideration for Mr. Davidson’s acceptance to serve as a director of the Company, the Company agreed to grant 750,000 restricted shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $112,500, to Mr. Davidson, vesting according to the following vesting schedule: 62,500 shares or pro rata portion thereof per calendar quarter over a 36 month period commencing on September 30, 2016, issuable on the last day of each calendar quarter so long as Mr. Davidson serves as a director of the Company, provided, that the first vesting is scheduled to occur on September 30, 2016 and be for 62,500 shares. The Company intends to grant up to an additional 750,000 restricted shares of its common stock to Mr. Davidson based on Mr. Davidson achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. During the nine months ended September 30, 2016, the Company released 62,500 shares of common stock valued at $9,375 under this agreement (See Note 12).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

During the nine months ended September 30, 2016, the Company released 638,886 shares of common stock valued at $95,833 to three directors under their respective agreements (See Note 12).

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

During the nine months ended September 30, 2016, the Company recorded stock option based compensation of $63,182.

Warrants

There was no warrant activity during the nine months ended September 30, 2016. However, pursuant to a private placement, the Company is obligated to issue 191,667 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants.

12.	RELATED PARTY TRANSACTIONS

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2016. During the nine months ended September 30, 2016, the Company made principal payments totaling $9,000 on this note. The balance of the note as of September 30, 2016 is $77,616 with accrued interest amounting to $45,967 (See Note 6).

In June 2015, Gemini Master Fund Ltd sold a 70.0066819% stake in its’ note to Robert Noble, our former Chairman in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. In regards to the note for Mr. Noble, during the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016. This date was subsequently amended and remains in effect as of the filing of this report. The Company has consented to the Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company’s intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option is exercised in full and Mr. Noble complies with it, the Company will extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and will reduce the exercise price of such Warrants from $0.24 to $0.20 per share. As of September 30, 2016, the Company has been notified that the note was acquired by GreenCore. As Jay Potter, our director, is the managing member of GreenCore, and GreenCore is the acting agent, the note is classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets (See Note 6). GreenCore has agreed to an extension of the note until December 31, 2016. At September 30, 2016, the remaining note had a balance of $600,000, and accrued interest of $79,009 which is included in accrued expenses.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

As partial payment for professional services provided by GreenCore during the nine months ended September 30, 2016, the Company made cash payments amounting to $62,500, and has recorded additional payments owed amounting to $34,000 in accounts payable. Further, the Company issued 464,115 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $69,604 and expensed the payments at issuance. The Company recorded a gain on debt settlement of $2,396 on this transaction. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 10).

During the nine months ended September 30, 2016, the Company released 923,608 shares of common stock with a per share fair value of $0.15, or $138,541 (based on the market price at the time of the agreements), to five directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 10).

13.	SUBSEQUENT EVENTS

Subsequent to September 30, 2016, pursuant to a private placement, the Company issued to two shareholders a total of 2,333,333 shares of common stock for cash with a per share price of $0.15 per share or $350,000. Further, related to this investment, the Company is obligated to issue 100,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.

Effective July 2016, the Company entered into an investor relations consulting agreement with LP Funding, LLC whereby the consultant will provide various investor recognition services to the Company. The agreement calls for two payments of 500,000 shares of the Company’s common stock for each payment, with a per share value of $0.15 (based on contemporaneous cash sales prices) or a total of $150,000. The payments are contractually defined to be earned on a specific day and will be expensed over the term of the term of the agreement. Subsequent to September 30, 2016, the Company released the second tranche of 500,000 shares of common stock valued at $75,000 under this agreement (See Note 10).

On October 18, 2016, the Company entered into a five-year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer and President of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual salary of $250,000 per annum, which will be paid (i) in twenty-four installments of $8,333 each on the fifteenth and last day of each month and (ii) twenty-four installments of $2,083, on the same dates, which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. In certain circumstances upon the Company achieving specified milestones, which are described in the Agreement, Mr. Wheatley can demand payment of all or any portion of the deferred amount, and the Company must comply with such demand. All deferred amounts will be evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $0.15 per share (subject to appropriate adjustment in the event of stock dividends, stock splits, recapitalizations, and similar extraordinary transactions) at any time in whole or in part at Mr. Wheatley’s discretion, with a maturity date of December 31, 2020. Additionally, pursuant to the Agreement, on October 18, 2016, Mr. Wheatley was granted 4,350,000 stock options to purchase 4,350,000 shares of the Company’s common stock pursuant to the Company’s 2011 Stock Incentive Plan, exercisable at an exercise price of $0.15 per share for a period of ten years from the date of grant, vesting as follows: 1,450,000 on October 18, 2016, 1,450,000 on January 1, 2017, and 1,450,000 on January 1 2018. These options are valued at $513,862 using the Black-Scholes option pricing methodology.  The assumptions used in the valuation of these options include volatility of 105.15%, expected dividends of 0.0%, a discount rate of 0.16%, and expected terms, applying the simplified method, of 5.6 years.

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

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works and can be deployed in minutes. Its high traction ballasted base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. An electrical cabinet integrated into the unit houses various components enabling the conversion of sunlight to electricity which is stored in on-board batteries, and delivers that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ can operate day and night. An EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Further, the EV ARC™ can be remotely monitored through a cellular data connection for energy production and the state of health of its vital components. The EV ARC™ has been successfully deployed in California, New York, Colorado, Brazil, the Virgin Islands, and Spain and for customers such as Caltrans, Google, NY City, Genentech, Johnson and Johnson, the Department of Energy, and many others.

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

Digital Out of Home Advertising is the third fastest growing advertising medium. Double digit growth and billions of dollars a year in US and global spending make outdoor advertising an attractive opportunity for anyone who can make it work. There are, however, significant barriers to making it work. In general, it is becoming harder to deploy outdoor advertising in most places where it is of value in the US. Similar to the EV charging vertical, the outdoor advertising industry seeks new solutions to overcome the significant barriers to entry such as planning, entitlement, electrical circuitry, and civil engineering. Industry veterans spend a good deal of time looking for the “new new” in advertising, a solution that is environmentally friendly, cost effective, and most importantly, can make its way through the significant hurdles of permitting and zoning. We believe that our products are ideally suited to reduce many of the barriers to entry for outdoor advertising and as such we believe that significant opportunities may present themselves to us as we continue to address this market.

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

EV ARC™ is designed to address the sizable market of EV charging infrastructure. We believe the current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the US and elsewhere. A standardized, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those that are interested in the proliferation of EV’s and EV charging infrastructure. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a sizable share in the market interest.

In June 2015, the Department of General Services of the State of California awarded us a one year contract, with options for the State for two one-year extensions, to produce and sell the EV ARC™ to any California state, local, or municipal agency that orders them from us. In April 2016, this contract was extended for the first one year option period through June 2017.

In September of 2016, New York City released an Invitation to Bid (ITB) for EV charging infrastructure. The ITB specified Envision Solar’s EV ARC™ product. We recently attended the bid opening where Envision Solar was the only bidder in attendance. New York City has informed us that they intend to issue the award to us in the beginning of 2017.

In the early stages of the production evolution for the EV ARC™ with low production volumes, the Company believed the appropriate selling price point would be lower than the actual costs of production. The Company has been successful in reducing certain direct costs associated with the production of EV ARC™ products where costs on most sales of the EVARC™ products now result in gross profits. As long as unit sales are sufficient to overcome certain fixed overhead costs shared amongst the produced products, and we sustain the trend of reducing our cost through continued production economies of scale, continued production process improvements, as well as component cost reductions, Management believes that gross profits can be maintained for all sales.

The Company’s patented Solar Tree® structure has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, tracking, and architectural solar support structure with integrated energy storage potential and media platforms available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can enable EV charging in locations where it would otherwise be impossible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging, can be served by our Solar Tree® products which can be optimized for direct current (“DC”) fast charging. The costs and environmental impact associated with delivering a 50kW circuit to a remote rest area may be prohibitive whereas a Solar Tree® direct current fast charger (“DCFC”) can be deployed with minimal site disturbance. Management believes that our relationship with Caltrans and other State of California agencies, which are currently limited to the sale of EV ARC™ systems, can be leveraged to enable sales of our larger Solar Tree® products. We further believe that success with Caltrans might be leveraged with other departments of transportation across the United States and the rest of the world.

We believe Solar Tree® products with on-board battery storage can provide a highly reliable source of energy to be used in the event of a failure of the grid. We have seen data suggesting grid failures cost businesses in the United States approximately $200 billion per year and when those failures impact vital services such as hospitals, they have been responsible for loss of life. We believe that a hospital equipped with Solar Tree® energy security products could benefit both economically and from a life safety point of view. We believe that there are many other such instances where the reliable combination of renewable energy and energy storage can deliver value which exceeds simply competing with the utility.

The Company has invented and incorporated EnvisionTrak™, its patented and proprietary tracking solution, to all of its products, furthering the unique nature of the product and we believe increasing the Company’s technological leadership within the industry. We believe EnvisionTrak™ to be a complex integration of the highest quality gearing, electrical motors, and controls which are combined in a robust, highly engineered, and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvsionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our past customers, to significantly increase electrical production. An additional value is derived from the high visual appeal created by EV ARC™ or Solar Tree® structures which are tracking the sun in perfect synchronicity. Solar Tree® products incorporate our latest engineering and fabrication improvements. This has allowed us to reduce costs and time to deploy Solar Tree® structures and we have seen improvements in the fabrication processes. We anticipate further improvements in future deployments of the product. Currently the Company is under contract to deliver 12 HVLC Solar Tree ® structures to a client in Chicago. Six of the structures have already been delivered early in the fourth quarter of 2016 and we believe the remaining units will also be delivered later in the quarter.

We further believe that Solar Tree® products optimized for branding can create visually stunning platforms for the delivery of a business’s brand message with a less onerous planning and entitlement process than traditional signage might expect.

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

6.	The Solar Tree® DCFC product, a thirty-five-foot square solar array mounted on a single column with integrated energy storage and the capability to provide a 50kW fast charge to one or more electric vehicles,
7.	The Branded Solar Tree® (HVBA) product which includes customized branding, finishes and signage,
8.	The Solar Tree® SMP (Sustainable Media Platform) product, which includes static and digital advertising displays,
9.	The Solar Tree® HVLC (High Value Low Cost) structure, and
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

Operations

The Company is headquartered in San Diego, California in a newly leased 50,000 sq/ft building professionally equipped to handle the significant growth possibilities we believe are in front of us. The building houses the Company’s corporate operations, sales, design, engineering and product manufacturing.

The EV ARC® and Solar Tree® structures are being fabricated in this facility. We have reduced certain direct costs associated with individual products and we believe we have been better able to control quality as a result of our self-performing the manufacturing process as opposed to outsourcing this activity as we did in the past. The Company has made improvements to existing products and is able to introduce new products in a much more timely and efficient manner. Management believes that the product development process is significantly faster and less expensive when carried out by an in-house fabrication facility. The Company intends to no longer install its Solar Tree® products selling them instead as an engineered kit of parts to be installed by 3rd parties employed by the buyer of the Solar Tree® kit. The company will continue to deliver the EV ARC™ product, using the specialized and proprietary ARC Mobility™ trailer, within a 500 mile range of the fabrication facility and use 3rd party transportation solutions for greater distances.

Management believes that the continuation of the Company’s strategy to create highly engineered, highly scalable products which are delivered complete or as a kit of parts to the customer site, and which require minimal planning, entitlement, or field labor activities, is further positioning the Company as a leader in the provision of unique and highly scalable solutions to the three market verticals it targets. The Company’s products are complex but standardized, readily deployable, and reduce the exposure of the Company and its customers to the risks and inherent margin erosion that are incumbent in field deployments. The Company is no longer directly involved in the field installation of its Solar Tree® products, instead selling them as a kit to be installed by others. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to customer sites so that they may be erected and installed by readily available local labor resources contracted directly to the site host without the Company’s involvement. As part of the delivery of the latest units of Solar Tree structures to our customers, the Company’s design and engineering team has created a detailed, step by step, installation manual that we believe can be easily used by any competent construction resource to seamlessly erect and install our structures. With this manual, we believe the ease of installation can be directly communicated thus minimizing the trepidation and cost estimates associated with installations and thereby continuing to reduce sales hurdles resulting in increased sales.

The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by the Company or by a third-party transportation company for a fee.

The Company continues to bring engineering improvements to its products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. The EV ARC™ is the embodiment of this strategy in that it requires almost no field activity beyond “parking” it in a space. The Company has invented and produced the ARC Mobility™ trailer which is a hydraulically enabled delivery trailer which can lower an EV ARC™ product to the ground in its final location in less than two minutes.

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

Our current sales activities are undertaken in the following manners:

•	Direct sales efforts undertaken by our “in-house” sales team,
•	Direct sales efforts undertaken by other independent contractors,
•	Direct sales efforts as a result of management relationships.

Our marketing efforts are responsible for the generation of many of our sales leads and have consisted of the following:

•	Attendance at trade shows and conferences, often with live demonstrations of EV ARC™,
•	Deliveries of a “loaner” EV ARC™ unit to potential customer sites so the customer can directly experience the benefits of the product,
•	Web Site and limited search engine optimization,
•	Direct electronic mailings to prospects within our target markets,
•	Social Media outreach on Facebook, Twitter, and Linkedin,
•	Video postings on YouTube and Vimeo,
•	Distribution of printed materials promoting our products,
•	Industry speaking engagements and SME panel participation across the United States,
•	Media interviews in print, radio and TV,

Examples of the audiences we target are:

•	Corporations,

•	Outdoor advertising companies,

•	Automotive related companies,

•	Municipalities,

•	State and Federal government entities,

•	Utilities,

•	Commercial real estate.

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

During 2016 we have added multiple members to be a part of our national sales team as well as develop national sales strategies including a new Director of Sales and Business Development who is a former Navy Seal Intelligence Officer. We continue to pursue and make progress on promising sales opportunities. Using the contract with the state of California, we continue to garner sales and add new state customers. We have received follow on orders from CalTrans, have added new California ordering departments, and believe we are close to securing orders from other agencies. Further, we continue to have discussions with other governmental organizations such as the City of New York which management believes will result in a sizable near term future order. Additionally, we have been delivering our EV ARC™ on our ARC Mobility™ trailer to a variety of locations during a “Gorilla” marketing road show. The EV ARC™ is being delivered to corporate campuses in major California metropolitan areas such as San Diego, Los Angeles, San Francisco and Silicon Valley. We pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the human resource and marketing departments of the host companies. It is hoped that the host companies and their employees will see the ease of deployment and the value of highly visible solar powered EV charging, and as a result, buy our products. We believe that this has been a good way to raise awareness about the unique values our products deliver.

For the period ended September 30, 2016, contracted backlog is approximately $1,710,000 and management believes that a large majority of this backlog will be executed on and delivered during the fourth quarter of 2016.

We continue to experience long sales cycles for our products. The sales cycle can be prolonged in part because we are educating a set of prospects in new industries in which customers do not have significant experience but also because of our strategic decision to target larger organizations with possible multiple campuses, such as Google or governmental organizations. It is our belief that while the sales cycle is longer for governmental or larger organizations, once won, the potential for sales and profits is far more significant.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended September 30, 2016.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue.   For the three months ended September 30, 2016, our revenues were $522,412 compared to $665,254 for the same period in 2015. In the three-month period ended September 30, 2016, revenues were derived primarily from the delivery of eight EV ARC™ units to end customers with additional revenues derived from a project to deliver a Solar Tree® unit and smaller ancillary sales of certain spare parts and annual maintenance contracts. Revenues for the period ended September 30, 2015 related primarily to the delivery of ten EV ARC™ units in addition to the performance on some smaller sales and lease contracts. As of September 30, 2016, our contracted backlog was approximately $1,710,000 and includes both EVARC™ and Solar Tree ® units currently in production. Management believes that most of our contracted backlog will be fulfilled and delivered during the 4th quarter of 2016.

Gross Loss.  For the three months ended September 30, 2016, we had a gross loss of $3,532 compared to a gross loss of $46,948 for the same period in 2015. During the quarter ended September 30, 2016, we continue to experience the maturity of our production processes and were able to realize a direct gross profit on most of the sales of our EV ARC ™ units. Further, with these sales, we were able to profitably absorb the depreciation and other standard overhead rates associated with manufacturing the EV ARC™ units in our facility. With the continuing increases in production volumes expected, we believe that we will see more decreases in per unit labor costs and per unit manufacturing overhead costs which will drive even lower per unit total costs. The gross losses in the 2016 period were primarily due to losses incurred with the production of our first Solar Tree ™ unit being delivered as a kit of parts to a customer who has requested delivery delays. Warranty or service costs remained low totaling less than $2,000. Gross losses for the three months ended September 30, 2015 related to the costs to manufacture previous EV ARC ™ units.

Operating Expenses.  Total operating expenses were $614,586 for the three months ended September 30, 2016 compared to $412,675 for the same period in 2015. During the three months ended September 30, 2016, we recorded approximately $54,000 in commissions related to sales that are associated with our contracted backlog at the end of the period compared to no commissions in the three months ended September 30, 2015. Further, director fees, paid with the Company’s common stock, increased approximately $36,000 in the three months ended September 30, 2016 compared to the three month period ended September 30, 2015 while consulting fees earned by our investor relations firm, for which there was no expense in 2015 and also paid with common stock, increased approximately $75,000 in the period. We incurred moving costs of $11,500 during the three months ended September 30, 2016 and increased administrative rent expense of approximately $9,000 related to our move to our new manufacturing and corporate office facility in August 2016. Further, sales staff labor expense increased by approximately $15,000 and costs for promotional events increased by approximately $12,000 in the 2016 period due to increases in both personnel and sales activities. All other expenses remained consistent between the periods.

Interest Expense. Interest expense was $82,522 for the three months ended September 30, 2016 compared to $30,408 for the same period in 2015. The increase in interest in 2016 resulted primarily from the interest on our line of credit which was not outstanding in 2015 as well as the amortization of the loan guaranty expenses related to this line of credit. Coupon interest for outstanding debt other than the line of credit decreased consistent with decreased debt amounts.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $86,813 during the three months ended September 30, 2016 compared to a loss of $42,967 during the same period in 2015. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $609,564 for the three months ended September 30, 2016 compared to net loss of $530,153 for the same period in 2015. Significant elements deriving these losses have been discussed above.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue.   For the nine months ended September 30, 2016, our revenues were $1,207,226 compared to $1,365,127 for the same period in 2015. Revenue mix and delivery of EV ARC ™ units were consistent amongst the periods with three more EV ARC™ units being delivered in 2015. As discussed above, as of September 30, 2016, our backlog was approximately $1,710,000 and management believes the Company will execute on most of this backlog in the 4th quarter of 2016.

Gross Loss.  For the nine months ended September 30, 2016, we had a gross loss of $78,632 compared to a gross loss of $120,315 for the same period in 2015. In 2016, approximately $20,000 of the gross loss was attributable to the delivery of an EV ARC ™ unit to the Virgin Islands that had higher transportation and location specific logistical cost elements because the Company delivered, for the first time, a transformer ARC ™ unit using a standard cargo container. Further, we experienced nonrecurring costs of $26,000 related to the repair of certain production equipment and the procurement of other small equipment to assist in production coupled with the normal depreciation of production and delivery equipment. Warranty or service costs remained low totaling approximately $11,000 and included mostly travel related expenses to travel to deployed units. In 2015, just under half of the gross loss related to cost overruns experienced in closing out certain projects involving the installation of our Solar Tree® structures while the bulk of the remaining half related to the warranty, production, and fulfillment of EV ARC™ orders. We continue to develop and improve upon our manufacturing processes. We have been successful in reducing certain costs and reducing the labor associated with building an EV ARC™ unit and management believes that we will continue to reduce these costs through design, efficiency, and purchasing improvements. Further, with the continuing increases in production volumes expected, we believe that we will see continued decreases in per unit labor costs and per unit manufacturing overhead costs which will drive even lower per unit total costs.

Operating Expenses.  Total operating expenses were $1,634,861 for the nine months ended September 30, 2016 compared to $1,247,428 for the same period in 2015. Approximately $50,000 of this increase is associated with stock option expense that increased to $63,182 in the nine months ended September 30, 2016 from $12,909 in the nine months ended September 30, 2015 and is a result of stock options issued to directors in 2016 for the 2015 year of service. Current year director fees, paid in the company’s common stock, increased approximately $97,000 year over year between the nine month periods ended September 30, 2016 and September 30, 2015, while general consulting expenses increased $109,000 in the same period, primarily associated with an additional $41,000 paid to GreenCore Capital LLC, and an increase of approximately $70,000, paid in common stock, primarily to an investor relations consulting firm. Additionally, general labor expenses, including vacation, increased approximately $47,000 during the year as the Company added additional resources, while sales expenses increased approximately $75,000 due primarily to $58,000 in commissions owed on contracted backlog work as well as increases in the salesforce. Further, in the nine months ended September 31, 2016 as compared to the nine months ended September 30, 2015 we incurred an additional $8,000 of computer hardware expense for networking and security equipment at our new facility along with along with $11,500 in moving expenses and $11,000 in administrative rent expense, also both related to our August move to our new headquarters facility. These expenses were offset by decreases in expenses related to fees paid in 2015 for the annual shareholder meeting that will be incurred in the fourth quarter of 2016 for our current year shareholder meeting in addition to reductions of expensed small equipment purchased in 2016 as the Company expanded its operations in 2015 and thus had to incur less of such equipment expense.

Interest Expense. Interest expense was $205,485 for the nine months ended September 30, 2016 compared to $345,906 for the same period in 2015. In the nine months ended September 30, 2016, the Company recorded approximately $34,000 of interest expense related to the line of credit established in late 2015 as well as the amortization to interest expense of approximately $105,000 of debt issue and debt guaranty costs related to the same line of credit. In 2015, the company recorded debt discount amortization of $252,000 related to earlier debt transactions that did not occur in 2016. Coupon interest for outstanding debt other than the line of credit decreased consistent with the decreased debt load between the periods.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a loss of $46,865 during the nine months ended September 30, 2016 compared to a gain of $117,770 during the same period in 2015. These amounts were the result of adjusting the fair value of our derivative liabilities to market.

Net Loss.  We had a net loss of $1,961,316 for the nine months ended September 30, 2016 compared to net loss of $1,592,799 for the same period in 2015. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resource

At September 30, 2016, we had cash of $80,695. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $1,439,269 for the nine months ended September 30, 2016, compared to cash used in operations of $1,502,631 for the same period in 2015. The principal elements of cash flow for the nine months ended September 30, 2016 include the net loss of the Company offset by depreciation and amortization of $84,472 and other non-cash items amounting to approximately $475,000 including: approximately $139,000 of common stock share value issued in lieu of cash for services to directors of the company for their Board service; $70,000 of common stock share value paid to a company managed by our director for advisory services provided to the Company; $75,000 of common stock share value paid to an investor relations consulting firm; $63,182 of stock option expense primarily related to the issuance of 2016 options for the 2015 year of Board service for certain directors; $83,613 of amortization of debt issue costs associated with our line of credit entered into during 2015; and a $46,865 gain related to the change in fair value of the embedded conversion option liability. Further, cash from operations for the period included of a net reduction in accounts receivable of $559,981 as the Company collected monies owed to it from 2015 sales; a use of cash of $21,168 primarily as a result of the deposit on our new facility offset by the use for rent of the deposit on our old facility; a use of cash of $57,506 primarily for the prepayment of annual insurance policies and additionally some raw materials; a use of cash of $375,915 used to build inventory; a use of cash of $166,463 for the payment of accounts payables, a use of cash amounting to $94,566 related to the payment of sales taxes owed; a generation of cash of $13,270 related to the reduction of deferred revenue deposits for units that were delivered to end customers; and a $162,112 generation of cash for the increase of accrued liabilities including interest.

Cash used in investing activities amounted to $122,180 and $201,258 for the nine months ended September 30, 2016 and September 30, 2015, respectively. In 2016, the Company built an EV ARC™ for Company demonstration purposes, added some production equipment and tools, and purchased networking equipment for our new facility. In 2015, the Company added certain production equipment as well as built three EVARC® units that were subsequently leased through a capital lease to an independent customer and subsequently transferred to such customer with no gain or loss recorded. The Company’s funding of current and future patents of the Company amounted to $24,703 for the nine months ended September 30, 2016 compared to $25,895 for the nine months ended September 30, 2015.

Cash received from our financing activities was $1,609,693 for the nine months ended September 30, 2016 compared to cash received of $439,675 in the same period in 2015.  This cash received from financing activities is primarily net monies invested into the Company through private placements that were open in the periods. Additionally, during 2016, the Company borrowed $200,000 on its line of credit and repaid $15,507 of prior debt facilities.

As of September 30, 2016, current liabilities exceeded current assets by $2,128,103. In 2016, current assets decreased by approximately $52,000 resulting primarily from the collection of accounts receivable offset by increases in inventory, cash and the other current assets while the total current liability balance, after considering the $200,000 increase in our line of credit, remained relatively flat at September 30, 2016 as compared to December 31, 2015.

While the Company has primarily been in a period of market awareness and product development with new product releases, until recently, the Company has not generally earned a gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased production volumes, efficiencies will continue to improve, and production costs will continue to decrease, thus allowing for consistent gross profits on the EV ARC ™ product. The Company will continue to rely on capital infusions from the private placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements leading to cost reductions, systemization of its products, increased public awareness of the Company and its products, and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and long and short term debt financing to attempt to overcome its working capital deficiencies. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2015. In addition, the Company has a working capital deficit at September 30, 2016. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek contracts for new product sales that should provide additional revenues and future gross profits. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will look to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  Although not a comprehensive listing, as of December 31, 2015, we had identified the following material weaknesses which still exist as of September 30, 2016 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, the Company issued 312,499 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 (based on market price at the time of a restricted stock agreement) or a total value of $46,875 for director services to four directors. The shares were fully vested.

During the three months ended September 30, 2016, pursuant to Rule 506 (b) of Regulation D of the Securities Act, the Company issued 164,651 shares of common stock with a per share value $0.15 or a total value of $24,697, for professional services to GreenCore Capital, LLC, an entity controlled by Jay Potter, our director. The shares were fully vested.

During the three months ended September 30, 2016, pursuant to Rule 506 (b) of Regulation D of the Securities Act, the Company issued 500,000 shares of common stock with a per share value $0.15 or a total value of $75,000, for professional services to LP Funding, LLC. The shares were fully vested.

During the three months ended September 30, 2016, pursuant to a private placement made pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 1,933,334 shares of common stock to three investors for cash with a per share price of $0.15 or total capital of $290,000.

Subsequent to September 30, 2016, but prior to the date of this report, pursuant to a private placement pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 2,333,333 shares of common stock to two investors for cash with a per share price of $0.15 or total capital of $350,000.

Subsequent to September 30, 2016, pursuant to Rule 506 (b) of Regulation D of the Securities Act, the Company issued 500,000 shares of common stock with a per share value $0.15 or a total value of $75,000, for professional services to LP Funding, LLC. The shares were fully vested.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	Restricted Stock Agreement between the Company and Paul H. Feller, dated January 23, 2014(7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits (9)

10.26	Consulting Agreement with GreenCore Capital, LLC, dated March 28, 2014 (9)
10.27	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 29, 2015 (10)
10.28	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 29, 2015 (10)
10.29	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 29, 2015 (10)
10.30	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 29, 2015 (10)
10.31	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 29, 2015 (10)
10.32	Agreements to defer exercise of Convertible Securities (11)
10.33	Cooperation Agreement with Fuzehou Leshenghuo E-Commerce Limited Company (12)
10.34	Note Settlement and General Release Agreement by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (13)
10.35	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (14)
10.36	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, dated January 1, 2016 (15)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBXBRL Presentation Linkbase Document

____________________

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 9, 2011.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on March 28, 2012.
(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 11, 2013.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 16, 2013.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 28, 2014.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 26, 2014.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, dated March 31, 2014.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated November 5, 2015.
(11)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated December 23, 2015.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 13, 2016.
(13)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 26, 2016.
(14)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 14, 2016.
(15)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated October 20, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2016	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer, (Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer, (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Evey	Dated: November 14, 2016
John Evey, Chairman

By:	/s/ Jay S. Potter	Dated: November 14, 2016
Jay S. Potter, Director

By:	/s/ Anthony Posawatz	Dated: November 14, 2016
Anthony Posawatz, Director

By:	/s/ Peter Davidson	Dated: November 14, 2016
Peter Davidson, Director

