Form 10-K
period 2016-12-31
Envision Solar International, Inc.
filed 2017-03-31
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-147104

Envision Solar International, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

5660 Eastgate Dr.

San Diego, California 92121

(858) 799-4583

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC-QB Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒|

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $10,746,503 as of June 30, 2016 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC QB).

The number of registrant's shares of Common Stock, $0.001 par value, outstanding as of March 23, 2017 was 124,818,478.

i

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) and its subsidiary.

ITEM 1. BUSINESS

Envision is a sustainable technology innovation company based in San Diego, California. Focusing on what we refer to as “Solar 3.0,” we invent, design, engineer, manufacture and sell solar powered products that enable vital and highly valuable services in locations where it is either too expensive or too impactful to connect to the utility grid or where the requirements for electrical power are so important that grid failures, like blackouts, are not an option. When competing with utilities or typical solar companies, we rely on our products deployability, reliability, accessibility, and total cost of ownership, rather than producing the cheapest kilowatt hour with the help of subsidies.

Envision’s solar powered products and proprietary technology solutions target three verticals: electric vehicle charging infrastructure, out of home advertising platforms, and energy security and disaster preparedness. The Company focuses on creating renewably energized platforms for electric vehicle (“EV”) charging, media and branding, and energy security that management believes are attractive, rapidly deployed, and of the highest quality. Management believes that our chief differentiator is our ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (“DOOH”) media. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses. Qualified customers can also lease our EV ARC™ products through leasing relationships we have developed. Envision’s products can qualify for various federal, state, and local incentives which could significantly reduce final out-of-pocket costs from the our selling price for eligible customers.

Products and Technologies

We produce two categories of product: the EV ARC™ product (Electric Vehicle Autonomous Renewable Charger) and the Solar Tree® product. Both product lines incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels, along with battery storage capability, but one is in a transportable format and one is in a fixed format.

We have developed and patented a product called EV ARC™. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments. Until the introduction of the EV ARC™, the deployment of EV chargers could be hindered by complications in the site acquisition processes caused by the complicated and invasive requirements to fulfill the installation. Each typical competing EV charger requires a pedestal which is typically mounted to a poured concrete foundation which first requires excavation. Fixed chargers also typically require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements can be expensive and may slow, or prevent entirely, the deployment of large numbers of typical fixed format chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges, and at times, more expensive demand charges. Landlords, corporations, venues, and other hosts often do not perceive enough value creation in the deployment of a fixed EV charger, and as such, may not be inclined to grant permission to the service providers who approach them, or to install EV chargers at their own expense for their employees and guests, because the costs and disruption associated with grid tied chargers can be prohibitive.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works and can be deployed in minutes. Its high traction ballasted base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. An electrical cabinet integrated into the unit houses various components enabling the conversion of sunlight to electricity which is stored in on-board batteries, and delivers that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ operates day and night, as well as during grid interruptions such as blackouts. An EV ARC™ can deliver a clean source of power to any model of EV charger that is integrated into the structure. Further, the EV ARC™ can be remotely monitored through a cellular data connection for energy production and the state of health of its vital components. The EV ARC™ has been successfully deployed in California, New York, Colorado, Brazil, the Virgin Islands, and Spain for customers such as Caltrans, Google, NY City, Genentech, Johnson and Johnson, and the Department of Energy.

We have integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. This advertising screen is weather, theft, and vandalism resistant and will be powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we believe that this makes an EV ARC™ a more attractive product for certain prospective customers. This advancement could lead to multiple other similar uses of our products. Because the EV ARC™ product delivers valuable services such as solar powered EV charging and a secure energy source which can be used by first responders during grid failures, management believes that it may be eligible for permitting where other advertising platforms would be prohibited.

“Digital Out of Home Advertising” is the third fastest growing advertising medium. Double digit growth with billions of dollars per year in national and global spending make outdoor advertising an attractive opportunity for anyone who can make it work. There are, however, significant barriers to making it work. In general, in the United States, it is becoming harder to deploy outdoor advertising in most places where it is of value. Similar to the EV charging vertical, the outdoor advertising industry seeks new solutions to overcome the significant barriers to entry such as planning, entitlement, electrical circuitry, and civil engineering. Industry veterans spend a good deal of time looking for the “new new” in advertising, a solution that is environmentally friendly, cost effective, and most importantly, can make its way through the significant hurdles of permitting and zoning. We believe that our products are ideally suited to reduce many of the barriers to entry for outdoor advertising and as such we believe that significant opportunities may present themselves to us as we continue to address this market.

EV ARC™ products also provide a highly reliable source of energy that is not susceptible to grid interruptions. Because an EV ARC™ has on-board energy storage, it can be used as a disaster preparedness tool. It is a reliable back up source of energy in times of emergency or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow only a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to connect, safely to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable and a cleaner source of energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator requires and there is less chance that it will not be operational in times of emergency as the first responders are not required to start it or fill it with fuel. We believe, and we have been told by our customers and prospects, that the triple use of EV charging, digital outdoor advertising, and emergency energy production make the EV ARC™ an extremely compelling value proposition.

EV ARC™ is designed to address the sizable market of EV charging infrastructure. We believe the current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the US and elsewhere. A standardized, portable, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those that are interested in the proliferation of EV’s and EV charging infrastructure. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a sizable share in the market interest.

In June 2015, the Department of General Services of the State of California awarded us a one year contract, with options for the State for two one-year extensions, to produce and sell the EV ARC™ to any California state, local, or municipal agency that orders them from us. In April 2016, this contract was extended for the first one year option period through June 2017.

In September 2016, New York City released an Invitation to Bid (“ITB”) for EV charging infrastructure. The ITB specified Envision Solar’s EV ARC™ product. When submitting our response, we attended the bid opening where Envision was the only respondent. We are currently in the process of going through vendor compliance, and we anticipate that process to be completed by the end of April so that we will be capable of fulfilling the first orders we receive from that contract during the second quarter of 2017.

In these early stages of the production evolution for the EV ARC™ with low production volumes, we believe the appropriate selling price point to be lower than the actual costs of production thus resulting in gross losses on sales. We continually succeed and strive to make productional improvements to both the products and processes designed to reduce our manufacturing costs. As unit sales continue to increase and become sufficient to overcome certain fixed overhead costs shared amongst all of our produced products, and we sustain the trend of reducing our cost through continued production economies of scale, production process improvements, and component cost reductions, management believes that gross profits can be realized and maintained.

Our patented Solar Tree® structure has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, tracking, and architectural solar support structure with integrated energy storage potential and media platforms available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can enable EV charging in locations where it would otherwise be impossible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging, can be served by our Solar Tree® products which can be optimized for direct current (“ DC”) fast charging. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® direct current fast charger (“DCFC”) can be deployed with minimal site disturbance. Management believes that our relationship with Caltrans and other State of California agencies, which are currently limited to the sale of EV ARC™ systems, can be leveraged to enable sales of our larger Solar Tree® products. We further believe that success with Caltrans might be leveraged with other departments of transportation across the United States and the rest of the world.

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

We have invented and incorporated EnvisionTrak™, our patented and proprietary tracking solution, onto all of our products, furthering the unique nature of the product and we believe increasing our technological leadership within the industry. We believe EnvisionTrak™ to be a complex integration of the highest quality gearing, electrical motors, and controls which are combined in a robust, highly engineered, and supremely reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvisionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces below. We believe this is a vital attribute in solar shaded parking as any swinging or rotating of the arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our past customers, to significantly increase electrical production. An additional value is derived from the high visual appeal created by EV ARC™ or Solar Tree® structures which are tracking the sun in perfect synchronicity. Solar Tree® products incorporate our latest engineering and fabrication improvements. This has allowed us to reduce costs and time to deploy Solar Tree® structures and we have seen improvements in the fabrication processes. We anticipate further improvements in future deployments of the product. Recently, we performed on a contract to deliver 12 HVLC Solar Tree ® structures to a client in Chicago whereby all such structures were delivered during the fourth quarter of 2016.

We also believe that Solar Tree® products optimized for branding can create visually stunning platforms for the delivery of a business’ brand message with a less onerous planning and entitlement process than that experienced with traditional signage.

Envision continues to identify other complimentary product offerings and enhancements to current offerings, and is in the design, engineering, and patenting phase on certain such products.

We strive to produce products integrating only the highest quality components available. Our production philosophy is to invest in quality design, components, and integration so as to ensure the lowest costs of warranty and service in the industry, while maintaining and growing a brand which we believe is already recognized as one of the leading producers of the highest quality solar products available.

We produce a series of products which management believes offer multiple layers of value to our customers leveraging the same underlying technology and fabrication techniques and infrastructure. This enables us to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products.

Our current list of products includes:

1.	EV ARC™ Electric Vehicle Charger,
2.	EV ARC™ Media Electric Vehicle Charger with advertising screen,
3.	EV ARC™ Motorcycle Charger,
4.	EV ARC™ Bicycle Charger,
5.	ARC Mobility™ Trailer,
6.	The Solar Tree® DCFC product, a 35 foot square array mounted on a single column with integrated energy and the capability to provide a 50kW fast charge to one or more electric vehicles,
7.	The Branded Solar Tree® (“HVBA”) product which includes customized branding, finishes and signage,
8.	The Solar Tree® SMP (Sustainable Media Platform) product, which includes static and digital advertising displays,
9.	The Solar Tree® HVLC (High Value Low Cost) structure, and
10.	The Solar Tree® Socket product, a single space version of the Solar Tree® structure.

All Envision products can be upgraded with the addition of the following:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	SunCharge™ solar powered EV charging,
3.	ARC™ technology energy storage,
4.	LED lighting,
5.	Media and branding screens, and
6.	Security cameras, WiFi, sound, and emergency call boxes.

Operations

We are headquartered in San Diego, California in a newly leased 50,000 square foot building professionally equipped to handle the significant growth possibilities we believe are in front of us. The building houses our corporate operations, sales, design, engineering and product manufacturing.

The EV ARC™ and Solar Tree® structures are being fabricated in this facility. We have reduced certain direct costs associated with individual products and we believe we have been better able to control quality as a result of our self-performing the manufacturing processes as opposed to outsourcing this activity as we did in the past. We have made improvements to existing products and are able to introduce new products in a much more timely and efficient manner. Management believes that the product development process is significantly faster and less expensive when carried out by an in-house fabrication facility. We no longer install our Solar Tree® products, selling them instead as an engineered kit of parts to be installed by third parties employed by the buyer of the Solar Tree® kit. We will continue to deliver our EV ARC™ product, using the specialized and proprietary ARC Mobility™ trailer, within an approximate 500 mile range of our fabrication facility and use third party transportation solutions for greater distances.

Management believes that the continuation of our strategy to create highly engineered, highly scalable products which are delivered complete or as a kit of parts to the customer site, and which require minimal planning, entitlement, or field labor activities, is further positioning us as a leader in the provision of unique and highly scalable solutions to the three market verticals we target. Our products are complex but standardized, readily deployable and reduce the exposure of the Company and our customers to the risks and inherent margin erosion that are incumbent in field deployments. We are no longer directly involved in the field installation of our Solar Tree® products, instead selling them as a kit to be installed by others. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to customer sites so that they may be erected and installed by readily available local labor resources contracted directly to the site host without our involvement. As part of the delivery of the latest units of Solar Tree structures to our customers, our design and engineering team has created a detailed, step by step, installation manual that we believe can be easily used by any competent construction resource to seamlessly erect and install our structures. With this manual, we believe the ease of installation can be directly communicated thus minimizing the trepidation and cost estimates associated with installations and thereby continuing to reduce sales hurdles resulting in increased sales.

The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee.

We continue to bring engineering improvements to our products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. The EV ARC™ is the embodiment of this strategy in that it requires almost no field activity beyond “parking” it in a space. We have invented and produced the ARC Mobility™ trailer which is a hydraulically enabled delivery trailer that can lower an EV ARC™ product to the ground in its final location in less than two minutes.

Management believes that we benefit through the deliberate continued leveraging of certain outsourced resources. While we develop all intellectual property in-house, product designs are vetted by third-party structural and electrical engineering firms to ensure that the designs meet the local jurisdictional requirements and codifications for the deployment locations. We believe this further helps dissipate potential liabilities for the structural and electrical elements by providing additionally insured experts with partial responsibility for the designs.

Sales and Marketing

Historically, we concentrated a sizeable portion of our resources on product development and engineering. Management believes that we now have a reproducible suite of products which address the three market verticals in which we operate (EV charging infrastructure; out of home advertising infrastructure; and renewable energy production). As a result, we have increased our focus on sales and marketing in 2016 and intend to continue this focus in 2017. In 2016, we hired employees to form a sales team to sell our products directly through telephone and emailing campaigns. We believe our sales team has created a significant pipeline of prospective customers and has already converted such efforts into contracted sales.

Our current sales activities are undertaken in the following manners:

•	Direct sales efforts undertaken by our “in-house” sales team,
•	Direct sales efforts undertaken by other independent contractors,
•	Direct sales efforts as a result of management relationships, and
•	Follow on sales to existing customers.

Our marketing efforts are responsible for the generation of many of our sales leads and have consisted of the following:

•	Attendance at trade shows and conferences, often with live demonstrations of EV ARC™,
•	Deliveries of a “loaner” EV ARC™ unit to potential customer sites so the customer can directly experience the benefits of the product,
•	Web Site and limited search engine optimization,
•	Direct electronic mailings to prospects within our target markets,
•	Social Media outreach on Facebook, Twitter, and LinkedIn,
•	Video postings on YouTube and Vimeo,
•	Distribution of printed materials promoting our products,
•	Industry speaking engagements and SME panel participation across the United States, and
•	Media interviews in print, radio and television.

Examples of the audiences we target are:

•	Corporations,
•	Outdoor advertising companies,
•	Automotive related companies,
•	Municipalities,
•	State and federal government entities,
•	Utilities, and
•	Commercial real estate.

Sales and business development team members may receive a mixture of base and performance based pay. They are paid a percentage of revenue only when we actually receive payment from our customers.

We also have independently contracted sales resources that are paid based upon performance. They are paid a percentage of revenue only when we actually receive payment from our customers. Our team will assist such contractors in the creation of proposal documents when the prospective sale appears to warrant the commitment of resources to such an activity. These contractors are responsible for their own costs except in some instances where the Company’s management pre-approves an expenditure aimed at winning a sales contract.

We continue to explore the use of sales channels to communicate the value of and sell our products. Examples of the types of channels we seek are:

•	Upstream vendors such as solar module manufacturers, inverter manufacturers, EVSE manufactures,
•	EV charging service providers,
•	Outdoor advertising companies,
•	General contractors,
•	Architects, and
•	Engineers and consultants.

During 2016, we added multiple members to be a part of our national sales team, including a new director of sales and business development who is a former Navy Seal Intelligence Officer, as well as developed national sales strategies. We continue to pursue and make progress on promising sales opportunities. Using our contract with the State of California, we continue to garner sales and add new state customers. We have received follow on orders from CalTrans, added new California ordering departments, and believe we are close to securing orders from other agencies. Further, we continue to have discussions with other governmental organizations such as the City of New York which management believes will result in a sizable near term future order. Additionally, we have been delivering our EV ARC™ on our ARC Mobility™ trailer to a variety of locations during a “Gorilla” marketing road show. The EV ARC™ is being delivered to corporate campuses in major California metropolitan areas such as San Diego, Los Angeles, San Francisco and Silicon Valley. We pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the human resource and marketing departments of the host companies. It is hoped that the host companies and their employees will see the ease of deployment and the value of highly visible solar powered EV charging, and as a result, buy our products. We believe that this has been a good way to raise awareness about the unique values our products deliver.

In January 2017, our EV ARC™ product was featured at the Chevrolet Bolt launch promotion in the San Francisco Bay Area. The public was able to test drive a Chevy Bolt, which was charged on sunshine using our product. We arranged for this activity to draw attention to the Company and the EVARC™ product which was equipped with an outdoor scrolling advertising panel to promote both the EV ARC™ and our ability to enable outdoor advertising.

Intellectual Property

Envision owns the registered trademarks Solar Grove® and Solar Tree® structures.

The Company has been issued three patents: one for our Solar Tree ® structure (patent No. 7,705,277) one for EnvisionTrak™ (a dual-synchronous tracking system for its Solar Tree® structures) (patent No. 8,648,551) and one for our EV ARC™ product (patent No. 9209648).

Key Initiatives

International – We believe that our products solve the same problems globally that they solve in the United States and in the same ways. We believe our ability to export our intellectual property and our knowledge is better than it has ever been. We have adapted our products so that they are easily shipped in a standard shipping container. We have moved from project to product so that we do not have to be on site when our products are installed which, we believe, means that we can ship products anywhere in the world leaving any installation work to local resources. We also believe that the learning we gained in putting a fabrication facility in place, inexpensively, to fabricate our products could allow us to rapidly scale in international markets.

Our current international focuses are in Spain, the European Union (“EU”), and Fujian Province in China. In Spain, we continue to work with Aconfort, a Spanish company with whom we have a three-year relationship. Aconfort secured a building in Andalusia, which is very similar to ours. Aconfort has represented that the sole purpose of this decision on its part (and at its cost) is to sell EV ARC™ units in Europe. We have registered the name Envision Europe SA and we plan to send the EV ARC™ components to Spain as sales volumes dictate. Initially, EV ARC™ will be shipped in pieces to Spain where it will be reassembled by Envision Europe personnel (these will be Aconfort employees in the early stages). Certain components such as solar modules and gears, which are subject to tariffs when imported to the EU, will be sourced locally to reduce costs. As the market for our products expands, we plan to hire employees and take on more of the fabrication tasks in Spain while reducing the components we ship from the United States. As quickly as the market will support this, we intend to become self-sufficient in the EU. It is our intention to form a subsidiary in Spain and we are currently working with lawyers in the United States and EU to help ensure that we choose the most efficient and safest structure to maximize our European opportunities while shielding us in the United States from risks associated with the EU venture to the extent feasible. We shipped the first EV ARC™ unit to Spain this summer where it has been featured in a highly visible location in the center of Malaga. Our partners at Aconfort are currently negotiating with one or more municipalities in Spain which have expressed an interest in acquiring EV ARC™ products after seeing the unit in Malaga.

According to the government in Beijing, China will spend $200 billion on EV charging infrastructure over the next decade. According to industry publications, China is the fastest growing market for digital outdoor advertising in the world. China’s requirements for energy security products are massive and growing rapidly due to electricity interruptions according to Chinese governmental agencies. According to ABC News, studies suggest more than one million people die prematurely every year from the toxic air that has engulfed northern China. The Chinese government’s “War on Pollution” will involve the spending of billions of dollars on renewable energy and the electrification of transportation.

In China we are working with Fuzhou Rongzheng Technology Company (“Fuzhou”) in Fujian Province. Our initial relationship with this group is for business development. We believe that Fuzhou is currently doing business with state owned companies and regional government players who we would like to target as customers for our products, and as such have existing relationships. We intend to test the market through these relationships and then expand our capabilities in China as demand dictates. The terms of our brokerage contract dictate that we pay our Chinese partners a success fee only when we sign contracts and sell products. We have sole discretion over whether or not we sign contracts. We believe that there may be opportunities to partner with companies in Fujian to produce our products jointly. There may also be opportunities to create Envision China with combinations of Chinese and other investment. For this reason, we have entered into a separate agreement (the “Cooperation Agreement”) with our partners to enlist their aid in discovering opportunities to partner with existing entities or to set up a new venture to produce our products in Fujian. The terms of the Cooperation Agreement only call for us to pay our partners in the event that we are successful in our endeavors. They will be paid with equity in the resulting entity only and we believe have, as a result, parallel interests to ours where the success of Envision in China is concerned. We have specifically targeted partners who are not currently engaged in solar or EV charging, but do business with our target audience, as a means to reduce the threat of intellectual property infringement, circumvention, or competition. Our strategy relies on our ability to ally ourselves with Chinese partners who are powerful, well positioned and see an opportunity to grow with our help (rather than use our intellectual property without us). We believe that our Chinese partners, who include the president of the Fujian Chamber of Commerce are well respected and well connected. We engaged a United States based attorney with 25 years of experience in crafting relationships between United States and Chinese companies to ensure that the agreements we signed were as safe as possible and matched or exceeded historical standards of fairness and equity.

We believe that our international efforts could represent a significant set of new, large, and growing opportunities for the Company.

ARC Mobility™ - We have observed that the commercialization of our ARC Mobility transportation solution has revolutionized the way that we deliver our EV ARC™ product to our customers. We believe that EV ARC™ is already the most easily deployed EV charging solution available today. ARC Mobility makes it even easier and as a result, we believe it could help increase the product’s penetration and sales. We have already sold the first ARC Mobility unit to a large customer and we hope to sell many more to customers who are interested in moving EV ARC™ systems around their facilities. New York City included ARC Mobility™ trailers in its request for proposals (“RFP”).

Out Door Advertising (or Out of Home advertising –“OOH”) - We have secured an agreement with ACE Parking to deploy EV ARC™ Digital in their parking lots across San Diego and more broadly. We seek an advertising partner to monetize the value of the advertising screens. To date, we have an agreement with one OOH company to sell the advertising space. We have an agreement with ACE Parking to deploy our EV ARC™ Digital products in key locations in downtown San Diego, California free of charge. We have walked these locations with an OOH company which has confirmed that they will allow for sufficient visibility of our screens to make an attractive advertising platform. The OOH company identified 60 initial locations in San Diego which the company believes will generate advertising revenue using our EV ARC™ Digital. We will continue to develop relationships with OOH providers and we are currently working with a senior executive in the advertising operations (“AdOps”) industry to explore other methods of securing advertising content (revenue) for our EV ARC™ Digital in San Diego locations. With success in San Diego, management plans to endeavor to expand our EV ARC™ Digital network to other cities. Management believes that the combination of our transportable, solar powered EV chargers with digital and static advertising may present a very significant growth opportunity for the Company.

State and Local Government – Envision’s EV ARC™ product was selected for State of California contract for transportable, solar powered EV chargers. As far as we are aware, there were no other respondents with products which qualified, which further supports our belief that EV ARC™ is a product which is unique to the Company. Similarly, when we responded to the New York City RFP, we believe we were the only respondent with a qualifying product. Members of staff of the State of California have commented to us that they believe that they are behind goals where the deployment of EV charging infrastructure is concerned. In July 2015, we were awarded a contract to supply EV ARCS™ to California state agencies (to the extent ordered by them) by the Department of General Services of the State of California, for a term of one year with two one-year renewal options. That contract was renewed by the State of California in 2016 and we have consistently and regularly delivered EV ARC™ products to state agencies during these periods. We believe that the major impediments to the deployment of EV chargers are the requirements for civil works such as trenching and foundations, as well as limited access to sufficient electrical circuits to support EV charging in the locations where it is needed. Envision’s products do not require access to utility grid circuits, and as such are perfect for remote locations such as rest areas and park & rides. Our EV ARC™ products can be deployed in minutes and our Solar Tree® DCFC can provide over 600 e miles per day through DC fast chargers which will deliver a full charge to a Nissan Leaf (for example) in 20 minutes or so. We believe that this makes our products ideal for many of the State of California’s goals for the electrification of transportation, and as such, we are aggressively targeting the state with face to face meetings and educational materials. We believe that if we are successful with the State of California and Caltrans, then it is not unreasonable to expect that we can expand sales to other states, the federal government, and the Department of Defense. New York City made its first purchase of EV ARC™ products during the second quarter of 2015. New York’s Mayor Deblasio recently announced what the city believes is the most aggressive EV adoption targets of any major city anywhere. Its goals call for over 2,000 EVs to enter the city’s fleets during the next few years with an investment of $50 to $80 million over the next 10 years to support additional charging infrastructure. We are currently working through the contracting and compliance process with New York City and we believe that completion of this process will result in the city issuing purchase orders for our products.

EV ARC™ Containerized – We are starting to see increased interest from overseas markets for our products. We are in the process of extending elements of our IP protection to Europe and China. Earlier this year, we delivered an EV ARC™ to the government of the US Virgin Islands and have received several inquiries from Caribbean island communities as a result of that sale. We have designed EV ARC™ to be transportable, and within the Continental United States, we can now transport it using either our ARC Mobility™ trailer or commercial trucking companies. EV ARC™ can currently be placed in a standard shipping container but re-assembly is required at the destination which reduces the “ready to operate” value of the product. Management and the technology team have invented, tested, and delivered a design modification which allows us to effectively collapse the EV ARC™ for containerization with a simple expansion process at the destination which does not require sophisticated personnel, tools or significant time. Our first successful deliveries of such units were made to New York City during the third quarter of 2015 as well as to the Caribbean and Spain in 2016. Management believes that our ability to ship EV ARC™ products in commercial container units will allow us to address overseas and distant markets in a way which has not been possible up until the successful testing and delivery of Transformer ARC™. We believe global growth in EV charging, Out Of Home advertising, and energy security is vibrant. We believe that our ability to ship product worldwide will allow us to take advantage of these global opportunities.

Solar Tree® Structure Product/Technology Development – We are continuing to improve the designs and efficiencies of our products. Significant emphasis is placed on innovation which we believe enables higher quality with increased deployment efficiency and reduced deployment risk. Fabrication and installation methodologies which replace labor with mechanized processes are favored. Our design, fabrication, and procurement processes are under constant improvement to increase efficiency and control costs.

ARC™ Technology is the integration of storage into all existing Envision products. Battery storage removes the intermittency of electrical delivery often cited as a reason for not taking advantage of renewable energy. We believe Envision is positioning itself to be a leader in the convergence of renewable energy generation and storage. We believe our EV ARC™ product is an elegant embodiment of this convergence. We plan to continue to commit engineering resources to this space with the intention of making all products storage capable. The energy storage market is nascent, and according to industry analysts, poised for growth in the coming months and years. Management intends that we be a leader in the integration of renewable energy products with battery storage solutions.

The Market and the Verticals Addressed

Envision has created a suite of products which management believes are unique, compelling, and ideally suited to address the following market verticals:

1.	Outdoor Advertising,
2.	Electric Vehicle Charging, and
3.	Energy Security.

Management has observed that industry analysts and experts believe that each of these market verticals has:

a)	Annual spending in the billions,
b)	A global marketplace,
c)	Significant growth, and
d)	A compelling need for the types of products Envision produces.

Outdoor Advertising

As the value of traditional advertising media such as television, radio, and print diminishes, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. Management believes that industry experts believe that there will be significant growth in spending on outdoor advertising platforms such as billboards. We anticipate this is particularly true relative to digital content. The DOOH (digital out of home) industry, from what we understand, is enjoying a period of rapid growth and may continue to do so for the foreseeable future. Management has seen statistics suggesting DOOH and other outdoor advertising spending exceeded $7B in the United States and $25B globally in 2014, with massive potential markets such as China just beginning to enter the marketplace.

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

We believe Envision has products that solve each of the above impediments to billboard and DOOH infrastructure deployments. We are currently in the process of working to secure agreements with one or more cities to allow for the deployment of our advertising funded, solar powered EV chargers. We are also working with individuals and organizations to encourage investment in our products deployed in this manner.

The Envision products are renewably energized, so they are shrouded in what is often referred to as the “Green Halo.” We have observed that the green/sustainable aspect of our products can make them more likely to win approval through the entitlement process, while also making them more popular with an increasingly environmentally-conscious public. The dual effect, we believe, is that our products may be deployable in locations where traditional billboards may be denied. We believe these products will be more popular with an advertisers’ intended audience and, as a result, advertisers may be willing to pay for them either as a capital purchase or through an existing payment schedule they have with vendors such as Lemar, Clear Channel or JC Decaux. Envision plans to sell products either directly to the end user or to one of the brokerages. We do not currently intend to sell space to content providers except in select locations as there are other well established companies doing that to which we can sell. Technology advances in advertising operations are making it increasingly possible to place digital content on advertising screens through the leveraging of automated platforms. Google is piloting programs in the United Kingdom for place and time based advertising on digital screens. Management is meeting with various companies involved in the automatic placement of digital content on outdoor screens to ascertain whether there is a model which will allow us to successfully monetize the EV ARC™ Digital without the active involvement of a third party which will increase direct costs. Management also intends to endeavor to engage with Google in this space. Google is a current customer, buying and using EV ARC™ for workplace charging. Google’s interest in transportation, renewable energy and advertising potentially makes it a highly suitable partner with whom Envision can further its OOH aspirations.

Our products produce more energy than they consume through the display of advertising content, so they do not have ongoing operating expenses associated with energy costs. In fact, they can also support other local energy requirements such as lighting or, even more politically important, EV charging infrastructure or disaster preparedness.

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

EV ARC™ can also be set to provide emergency power to users such as first responders during times of emergency or other grid failures. Because the EV ARC™ replenishes its batteries every day, even during cloudy conditions, we believe that it is one of the most robust and reliable back up energy sources available today. Several of our current government customers are ordering EV ARC™ units with our optional E Power panels integrated into the units. E Power is a series of secured power outlets with directed and primary energy access available to emergency responders. This is a source of increased revenue for us and, we believe, a compelling value proposition for our products.

EV ARC™ can be grid connected if the customer wishes. Our first utility customer connected its EV ARC™ units to the grid in 2015. The EV ARC™ products provide solar powered EV charging, but they also serve as grid stability tools. During times of low energy use the utility will charge the EV ARC™ on board batteries. During times of grid stress, the utility takes energy from EV ARC™ batteries thus reducing stress on their generation assets and grid infrastructure. We believe that “Grid Balancing” offers a potentially significant market opportunity for Envision’s products as electrical grids become increasingly unstable due to increased demand, aging infrastructure, and extreme weather events. Experts from utilities such as San Diego Gas & Electric have told us that this is the case and that distributed storage is an important part of their future plans.

We believe these factors make the EV ARC™ a compelling value proposition to anyone who intends to install such devices. A corporate customer can deploy EV charging quickly, efficiently, and without digging up its parking lots. The positive carbon foot print impact is greater because the EV ARC™ uses sunlight to charge the employees’ EVs and, we believe, the marketing and branding impact is far greater because the enterprise has a highly visible demonstration of its commitment to the environment.

We believe Envision’s larger Solar Tree® structures also make perfect EVSE locations. Considering the list of impediments to EV infrastructure deployments, we believe that the Solar Tree® structure with column integrated CleanCharge™ EV chargers offers significant advantages over a typical grid tied EV charger. We believe that they offer the most attractive and practical mounting assets for fixed EV charging stations. The single column design is ideal for centrally locating multiple chargers and making them available to the maximum number of spaces. Entitlement might go more smoothly because the Solar Tree® structures contribute more benefits to the local environment than simple EV chargers. Those additional benefits include shade, reduction in heat islanding, reduction in light pollution, architectural appeal, reduction in grid stress, and even disaster preparedness when equipped with ARC™ storage technology. We believe that commercial real estate owners and corporate campuses will recognize the multiple layers of increased value delivered by Solar Tree® structures and CleanCharge™ deployed with little disruption to their facilities.

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

We believe that so called “range anxiety” is one of the top two reasons that customers are not buying EVs. We believe our products can contribute in a significant and material manner to reducing range anxiety. As a result, we believe that any company or governmental entity that views the roll out of EV charging infrastructure as important to its business could reasonably be expected to become our customer.

Energy Security

Power outages cost the United States $200 billion per year according to the Department of Energy. A report in the Wall Street Journal stated that the United States is nine key sub stations away from a total black out, and further reported if one of a few transformer companies who could supply the hardware to repair the sub stations was also disabled, that the black outs would last 18 months. We believe that energy security will be an important growth market and that our Solar Tree® and EV ARC™ products with ARC technology energy storage can address this and provide possible growth opportunities.

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

We believe, globally, solar deployments are growing significantly. While much of the growth has been focused on competing with utilities to provide cheaper electricity, we believe that there will be a significant growth in Solar 3.0 in which solar energy is used to enable services and amenities where the grid is unavailable or too unreliable for the intended use. Electrical energy is becoming increasingly vital to almost everything that we do and our requirements for it are no longer restricted to indoor locations where standard outlets are readily available. Solar powered products, like those that we produce, which can deliver reliable energy in locations where there is insufficient circuit, like parking lots, streets, parks, and public spaces, appear to have significant market opportunities. Our deployment speed is also important to our marketing efforts. In most cases, we deploy our Solar Tree® products in active parking lots of active businesses. Whether we are deploying for EV charging, shade, energy security, or for marketing purposes, our prospective customers often consider business disruption in their analysis and buying decisions. We believe that our products can be installed faster than any other products in the industry, making deployment of Envision products less negatively impactful than the deployment of our competitor’s products. The potential loss of revenue or opportunity caused by a torn-up parking lot can, over time, be quite substantial. We believe our deployment speed will increasingly contribute to Envision’s competitive edge.

Customer Concentration

During 2016, the Company had three customers that each exceeded 10% of our revenue.

Silicon Valley Bank Loan

On October 30, 2015, Envision and its wholly owned subsidiary Envision Solar Construction, Inc., a California corporation (“ESC” and together with Envision, individually and collectively, jointly, and severally, “Borrower”), entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank, a California corporation (“Bank”), pursuant to which the Bank agreed to provide Borrower with a revolving line of credit in the aggregate principal amount of $1,000,000, bearing interest at a floating per annum rate equal to the greater of three quarters of one percentage point (0.75%) above the Prime Rate (as that term is defined in the LSA) or four percent (4.00%). The loan was due and payable in full on or before March 27, 2017 after effecting extensions from the original due date of October 30, 2016 (see below for additional extension). The line of credit is secured by a second priority perfected security interest in all of the assets of the Company in favor of the Bank.

As a condition to the extension of credit to Borrower under the LSA, Keshif Ventures, LLC (“Keshif”) agreed to guarantee all of the Borrower’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between the Bank and Keshif, dated October 30, 2015 (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Borrower’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement, dated October 30, 2015 (“Subordination Agreement”). In consideration for the Guaranty, Envision agreed to issue 571,429 shares of its common stock (the “Shares”) to Keshif pursuant to a stock purchase agreement, dated October 30, 2015 (“SPA”). Pursuant to the SPA, for each six-month period from and after the six-month anniversary of October 30, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of our common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. Additionally, we issued a side letter to Keshif (the “Side Letter”), which in addition to confirming Keshif’s entitlement to the Shares, provided certain contractual rights to Keshif in consideration for the Guaranty, including a covenant by us to provide financial statements and other periodic reports to Keshif, an agreement to reimburse Keshif for payments made by Keshif to the Bank in accordance with the Guaranty (“Reimbursement Obligation”), if any, and the grant of a security interest, subordinated to the Bank under the Subordination Agreement, to secure the Reimbursement Obligation. Keshif also has the right under the Side Letter to invite one representative to attend all meetings of Envision’s Board of Directors and, in the event Envision is unable to meet its obligations under the LSA, Keshif will immediately become entitled to elect one member to Envision’s Board of Directors.

Subsequent to December 31, 2016, and effective March 27, 2017, the Company entered into an additional amendment to the LSA with Silicon Valley Bank as it relates to our revolving line of credit. The amendment (i) extends the maturity date to March 1, 2020, (ii) increases the line to an aggregate principal amount of $1,500,000, and (iii) changes the payment terms requiring monthly interest only payments through December 2017 and starting January 1, 2018, the Company shall repay the balance outstanding in twenty seven equal monthly principal payments in addition to the monthly accrued interest.

Competition

The market we address can be intensely competitive. We are subject to competition from a number of other companies manufacturing, selling, and installing solar power products in the commercial market, many of which have longer operating histories and greater financial and other resources than the Company.

EV Charging

The EV charging sector is growing rapidly with many companies playing different roles in the space. Companies such as Schneider, Eaton, Aerovironment, and Bosch manufacture EV charging units but do not offer charging services. Companies such as Chargepoint and Car Charging Group offer EV charging services and hardware but not, typically, installation. There are many companies which offer installation services typically from electrical and general contracting backgrounds. There are one or two companies which are endeavoring to find ways to monetize EV charging beyond generating revenue from services or hardware. Volta is a San Francisco based EV charging company which derives revenue through the sale of advertising. Volta gives charging away for free. They are deployed in a small number of shopping malls and other locations. Many solar companies are now fixing EV chargers to their parking lot structures and some are offering packages combining solar rooftop installations and EV charger installations for the residential market place. These installations are almost always grid tied and do not include energy storage. We know of no other company that has a fully self-contained, transportable, autonomous, solar powered EV charging solution and we know of no other company that offers a product which delivers DC fast charging from solely solar generation.

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

There are many companies which specialize in the placement of outdoor content on existing infrastructure, including but not limited to Capitol Outdoors, Vistar Media, EMC Outdoor and Outfront Media. We are in contact with some and intend to be in contact with all to educate them about our products. These companies can be seen as competition as they are in the business of taking as much of the market share as they can for digital content. However, they do not always produce hardware. With that in mind we see these companies more as potential partners than competitors. Perhaps one of the most interesting entrants into the outdoor digital content placement market is Google. With its recent announcement of time and place based content dispersal on outdoor digital screens, Google is taking its advertising placement technology outdoors. Google has several solar and energy projects underway and as such, could create solar powered outdoor advertising technologies. Google is currently a customer, purchasing EV ARC™ products for both EV and E bike charging on their campuses. We intend to pursue the outdoor advertising market with Google as well, but have yet to approach the subject with Google.

The large outdoor advertisers such as ClearChannel, Outfront Media, Lamar and JC Decaux have combinations of larger format billboards, digital billboards, screens and street furniture. They use combinations of in house and outsourced resources to acquire hardware. We are not aware that any of them currently have solar powered solutions such as those that we offer, however we have seen each of them pay close attention to sustainable options such as using solar panels adjacent to billboards to power them. We will endeavor, wherever possible to sell products to these companies. Each of them could create competing products to ours.

Energy Security

Our focus in energy security is to produce solar powered products which include battery energy storage and which can dispatch power during times of grid or carbon fueled generator failure. There are many companies, both large and small, with solar energy solutions, many with battery storage solutions, and many with combinations of both. As our focus is on the productization of the combination of solar generation and energy, we view the competition from companies producing these types of solutions to be most relevant to our business. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same values and differentiators which our EV ARC™ product delivers.

While we believe that our proprietary designs and our deployment strategies differentiate us from our competitors in the market, there is no assurance that our business, operating results, and financial condition will not be materially adversely affected by our competitors.

Government Regulation

Businesses in general and solar energy companies in particular are subject to extensive regulation at the federal, state, and local level. We are subject to extensive government regulation of employment, health, safety, working conditions, labor relations, and the environment in the course of the conduct of our business. In order for our customers to enable the installation of some of our products, they generally are required to obtain permits from local and other governmental agencies. In the case of our grid tied products, they must comply with the applicable rules and regulations of the relevant state public utility agencies. In order for our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. Government regulation may have a material adverse impact on our business, operating results, and financial condition.

Amendment to Articles of Incorporation

At our annual meeting of our shareholders on December 19, 2016, our shareholders voted to amend our articles of incorporation in order to increase the number of our authorized shares of common stock from 162,500,000, par value $0.001 per share, to 490,000,000, par value $0.001 per share, and to authorize 10,000,000 shares of preferred stock, par value $0.001 per share. We filed an amendment to our articles of incorporation with the Secretary of State of Nevada in order to effect these changes on December 23, 2016.

Employees

As of the date of this report, we had 18 employees, three additional individuals engaged through a temporary employment agency, and two independent contractors who sell products for us. The individuals we utilize through the temporary employment agency work for us on a full-time basis, but were hired through an agency to maximize our flexibility and to reduce the risks and costs associated with full time employees.

Seasonality

Our operations are not expected to be materially affected by seasonality.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 50,000 square feet of office and warehouse space pursuant to a four year sublease that extends through August 30, 2020.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2016, the Company is not involved in any open litigation matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2010, we received our permission for quotation on the OTC-QB market under the symbol "EVSI". Prior to our reverse merger, there was no public market for our common stock.

The range of high and low last sale closing price quotations for each fiscal quarter during the most recent two years is as follows:

	High	Low

Year Ended December 31, 2015
First Quarter ended March 31, 2015	$0.13	$0.11
Second Quarter ended June 30, 2015	$0.13	$0.11
Third Quarter ended September 30, 2015	$0.20	$0.10
Fourth Quarter ended December 31, 2015	$0.16	$0.11

Year Ended December 31, 2016
First Quarter ended March 31, 2016	$0.19	$0.11
Second Quarter ended June 30, 2016	$0.18	$0.14
Third Quarter ended September 30, 2016	$0.18	$0.14
Fourth Quarter ended December 31, 2016	$0.18	$0.14

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on March 21, 2017 was $0.14 per share.

On March 21, 2017, there were approximately 466 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016 pursuant to private placements, the Company issued 12,133,333 shares of common stock for cash with a per share price of $0.15 per share or $1,820,000 and the Company incurred $68,800 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

For professional services provided per the terms of a consulting agreement with an investor relations consulting firm, the Company issued 1,000,000 shares of the Company’s common stock with a per share fair value of $0.15 per share (based on contemporaneous cash sales prices) or $150,000.

Stock Issued for Services – Related Party

During the year ended December 31, 2016 for professional services rendered pursuant to the terms of a consulting agreement with GreenCore Capital LLC (“GreenCore”), the Company issued 464,115 shares of the Company’s common stock with a per share fair value between $0.14 and $0.17 (based on an average market value of the stock when earned as defined in the agreement) or $69,603. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services.

Stock Issued for Loan Guaranty

During the year ended December 31, 2016, and in consideration for the continued Guaranty of the Company’s obligations extended under the LSA, the Company issued 147,493 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $22,123 to Keshif Ventures LLC, a related party, pursuant to the SPA.

Equity Compensation Plans

2008 Stock Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan of Envision CA (the “2008 Plan”) pursuant to which 6,108,571 shares of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2008 Plan, which we believe was ratified by the shareholders, will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. On a post-Merger basis, 5,867,007 stock options have been granted to date and remain outstanding under the 2008 Plan. No future stock options will be granted under this plan.

2011 Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its Board of Directors, adopted a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares (plus annual increases as defined in the plan of 1,500,000 shares for a total of 31,500,000 shares at December 31, 2016) of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2011 Plan is administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. The 2011 Plan was ratified by our shareholders in 2012. To date, 14,050,000 stock options have been granted and remain outstanding under the 2011 Plan.

Incentive Plan Awards

From January 1, 2016 through December 31, 2016, the Company issued a total of 5,380,000 stock options under the 2011 Plan, which were issued to twelve of its employees and three of its directors.

The following table sets forth certain information regarding our 2008 Plan and 2011 Plan as of December 31, 2016:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

19,917,007	$0.25	17,450,000

Director Compensation Program

On February 12, 2016, the Board approved a compensation program, effective January 1, 2016, for two non-executive directors that did not already have pre-existing compensation arrangements with the Company. Each director received 1,000,000 restricted shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, pursuant to a restricted stock grant agreement (“Program RSA”). The shares vested 1/12 at the end of each calendar quarter over a three year period, so long as such director serves as a director of the Company. During the 12 months ended December 31, 2016, we issued 87,500 shares of common stock to two directors pursuant to this program. One of the Program RSAs terminated on December 19, 2016. The other Program RSA was amended on December 31, 2016. Pursuant to this amendment, all rights to the unvested restricted shares of the Company's common stock under the Program RSA were terminated, in consideration for which a new restricted stock grant agreement for 750,000 shares of the Company’s common stock was issued (the “New Program RSA”). A description of the New Program RSA is set forth in Item 11 to this Report.

During the year ended December 31, 2016, we issued 305,556 shares of common stock to Mr. Anthony Posawatz, a director of the Company, pursuant to a restricted stock grant agreement, dated February 19, 2016 (the “Original Posawatz RSA”), which was subsequently amended on December 31, 2016. Pursuant to the amendment, all rights to the unvested restricted shares of the Company's common stock under the Original Posawatz RSA were terminated, in consideration for which a new restricted stock grant agreement for 750,000 shares of the Company’s common stock was issued (the “New Posawatz RSA”). A description of the New Posawatz RSA is set forth in Item 11 to this Report. Under the Original Posawatz RSA, the Company agreed to grant Mr. Posawatz 1,000,000 restricted shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, vesting according to the following vesting schedule: 27,777 per month over a 36 month period commencing on March 31, 2016, issuable on the last day of each calendar quarter so long as Mr. Posawatz serves as a director of the Company, subject to the grantee’s right to waive vesting and issuance on a quarterly basis.

During the year ended December 31, 2016, we issued 125,000 shares of common stock to Mr. Peter Davidson, a director of the Company, pursuant to a restricted stock grant agreement, dated September 8, 2016 (the “Original Davidson RSA”), which was subsequently amended on December 31, 2016. Pursuant to the amendment, all rights to the unvested restricted shares of the Company's common stock under the Original Davidson RSA were terminated, in consideration for which a new restricted stock grant agreement for 750,000 shares of the Company’s common stock was issued (the “New Davidson RSA”). A description of the New Davidson RSA is set forth in Item 11 to this Report. Under the Original Davidson RSA, the Company agreed to grant Mr. Davidson 750,000 restricted shares common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $112,500, vesting according to the following vesting schedule: 62,500 shares or pro rata portion thereof per calendar quarter over a 36 month period commencing on September 30, 2016 so long as Mr. Davidson serves as a director of the Company.

The Company intends to grant up to an additional 750,000 shares of its common stock to each of its non-executive directors based on such directors achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. No such criteria were established as of December 31, 2016, or the date of this Report.

Warrants

As a part of the Private Placement, the Company effectively issued 291,667 warrants in the twelve months ended December 31, 2016 to the placement agents. These warrants are exercisable for 5 years at an exercise price of $0.15 per share.

No other warrants were issued in 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believe,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence or other reasons;

(h)	rapid and significant changes in markets;

(i)	inability of the Company to pay its liabilities, including without limitation its loan from Silicon Valley Bank;

(j)	litigation with or legal claims and allegations by outside parties;

(k)	insufficient revenues to cover operating costs, resulting in persistent losses; and

(l)	potential dilution of the ownership of existing shareholders in the Company due to the issuance of new securities by the Company in the future.

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

OVERVIEW:

Business Overview

Envision, a Nevada corporation, invents, designs, manufactures, and sells solar powered products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure, out of home advertising platforms, and energy security and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, media and branding, and energy security that management believes are attractive, rapidly deployed, and of the highest quality. Management believes that the Company’s chief differentiator is its ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (“DOOH”) media.

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

Inventory. Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with the manufacturing process. The Company regularly reviews inventory components and quantities on hand, and performs physical inventory counts. A reserve is established if this review process determines the market value of such inventory may be below the carrying value.

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

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet. At December 31, 2016, deferred revenue amounted to $75,323. At December 31, 2016, the Company has received partial deposits for two undelivered Solar Tree® units along with some other small initiatives to enhance previously deployed units.

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

Although as of December 31, 2016, the Company no longer is involved in construction projects and has adjusted its business model to sell our product to others for installation, the Company has historically had contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Costs estimates would be reviewed periodically on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. Sales tax is recorded on a net basis and excluded from revenue. The Company generally provides a one year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2016, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue. For the year ended December 31, 2016, our revenues were $2,781,273 compared to $2,642,207 for the same period in 2015. Revenues in the period ended December 31, 2016 were derived from the production and delivery of thirty-one EV ARC™ units and thirteen SolarTree® units. Twenty-five of the EV ARC™ units were ordered through our contract with the State of California. Additionally, in 2016, we successfully delivered our first unit to an overseas customer. Revenues in the period ended December 31, 2015 included the production and delivery of forty EV ARC™ units to our customers. A significant portion of the 2015 revenues were derived from EV ARC sales to our two biggest customers and included 12 units ordered under our contract with the State of California. As of December 31, 2016, the Company had approximately $665,000 in contracted backlog. We believe we will fulfill this backlog in the following two quarters.

Gross Loss.  For the year ended December 31, 2016, we had a gross loss of $144,721 compared to a gross loss of $78,230 for the same period in 2015. In 2015, approximately $52,000 of the gross loss related to cost overruns experienced in closing out certain projects involving the installation of our Solar Tree® structures, prior to our operational change of selling the Solar Tree® products as a kit of parts. Additionally, approximately $7,000 of the gross loss related to certain manufacturing tooling costs which will have been utilized in subsequent production runs, while $12,500 related to upgrades offered to earlier customers and warranty costs. Warranty costs remained consistently low in both periods amounting to approximately $15,000 and $8,000 in 2016 and 2015, respectively.

We experienced an increase in facility costs in the year ended December 31, 2016 resulting from our move into a larger manufacturing facility. We believe this facility is ideally suited to handle and provide operational benefits as we look to increase production volumes in coming periods. We believe that with the right production volumes, and the economies of scale that would be achieved in direct labor and material purchasing economies and further allowing for the per unit allocations of fixed manufacturing overhead costs over an increased production base, will result in the ability to achieve and consistently maintain positive margins on future product sales. Further, this new facility will continue to allow us to insource various production process currently outsourced, such as painting, resulting in potentially significant savings.

Operating Expenses.  Total operating expenses were $2,643,672 for the year ended December 31, 2016, compared to $1,647,781 for the same period in 2015. A large portion of this increase in 2016 related to non-cash, stock based compensation expense which increased from $15,833 in 2015 to $442,871 in 2016 primarily as a result of stock options granted to our chief executive officer. Director compensation, paid in common stock. increased from approximately $52,000 in 2015 to approximately $173,000 in 2016. Consulting expense, largely related to a stock based payment to an investor relations consulting firm, increased from approximately $182,000 in 2015 to $270,000 in 2016. Additionally, the Company incurred a warrant modification expense of $48,302 in 2016 resulting from the modification of previously issued stock warrants issued to our founder and prior chairman as a part of an agreement for which this individual sold his holdings in the Company including a convertible note. Executive compensation expense increased $50,000 in 2016 as compared to 2015 as a result of a deferred salary provision for the chief executive officer, while salaries associated with sales personnel increased approximately $50,000 in in the same periods directly resulting from increased sales personnel headcounts. Commission expense resulting from contracted sales increased from approximately $6,500 in 2015 to approximately $94,000 in 2016 as a result of sales mix between the periods. Rent expense increased by approximately $30,000 in 2016 as compared to 2015 as a result of our move to our new corporate headquarters and manufacturing facility while also incurring approximately $13,000 associated with the move. Although marketing expenses remained consistent between 2016 and 2015, in 2016 we incurred increased expenses related to promotional events and less expense for our website and other marketing endeavors.

Provision for Taxes.  Our tax expense for the years ended December 31, 2016 and December 31, 2015 remained consistent and related to a $1,600 charge for the California Franchise Tax Board based on the minimum tax due to the state for each year. We did not incur any federal tax liability for the years ended December 31, 2016 or 2015 because we incurred operating losses in these periods.

Interest Expense. Interest expense was $275,776 for the year ended December 31, 2016, compared to $384,240 for the same period in 2015. Coupon type interest on outstanding debt amounted to approximately $139,000 in 2016 as compared to approximately $120,000 in 2015, an increase attributable to increased borrowings for the entire year on our line of credit. Additional interest expense in 2016 of approximately $137,000 was the result of the amortization of debt issue and loan guaranty costs. In 2015, approximately $252,000 related to the amortization of debt discount recorded as a result of previous loan modifications.

Gain (loss) on Debt Settlement. For the period ended December 31, 2016, we had a gain on debt settlement of $450,927 compared to a gain on debt settlement of $4,434 for the same period in 2015. In 2016, the gain on debt settlement was related primarily to the reversing of various accounts payable and certain payroll related liabilities which were incurred prior to the Company’s reverse merger in 2010 and where the statutes of limitations have expired.

Change in Fair Value of Embedded Conversion Option Liability. The expense associated with the change in fair value of our embedded conversion option liability was $19,089 for the year ended December 31, 2016, compared to $267,619 of income for the period ended December 31, 2015. The amounts represent the change in fair value of the embedded conversion option attached to the original Gemini Master Fund notes and are in large part due to the fluctuation of our stock price in relation to the conversion strike price of the debt.

Net Loss.  We generated net losses of $2,633,516 for the year ended December 31, 2016, compared to $1,839,533 for the same period in 2015. The major components of these losses, and the changes of such between years, are discussed in the above paragraphs.

Liquidity and Capital Resources

General.  At December 31, 2016, we had cash of $8,568. We have historically met our cash needs through proceeds from private placements of our securities, draws on an open line of credit, and from other loans. Our cash requirements are generally for operating activities.

Our operating activities used cash of $1,798,726 for the year ended December 31, 2016, and we used cash in operations of $2,469,343 for the same period in 2015. The use of cash in 2016 was primarily driven by the $2,633,516 net loss we experienced in the period offset by various net changes in the balance sheet items and other non-cash items recorded in such loss. In 2016, we had non-cash charges consisting of $397,791 for services paid for using the Company’s common stock including approximately $173,000 for director services, approximately $72,000 for strategic consulting services paid to a related party, and approximately $150,000 for investor relations consulting services. Additionally, the Company recorded non-cash expenses amounting to $102,438 of depreciation and amortization expense; $442,871 in stock option expense primarily related to stock options issued to our chief executive officer; a warrant modification expense of $48,302 related to the modification of warrant terms for previously issued stock purchase warrants; and the amortization of previously paid debt issue costs. This was offset by the non-cash gain on debt settlement of $450,927. Notable balance sheet account changes effecting cash used in operations include increases in accounts receivable of $329,957 due to product deliveries that took place in December that were not collected until 2017; an decrease in inventory of $166,236; an increase in accounts payable of $351,691 related to the same product builds for which we collected the payments in 2017; and a decrease in deferred revenue resulting from the product deliveries for contracted backlog where the customer provided a deposit to us in 2015.

Cash used in investing activities during the year ended December 31, 2016 was $153,197, compared to $263,540 during the same period in 2015. In 2016 the Company used approximately $57,000 to build an EVARC™ unit for demonstration purposes, approximately $34,000 for manufacturing and operations equipment, approximately $18,000 for computer equipment, and approximately $7,000 in leasehold improvements. Additionally, in 2016, the Company incurred approximately $37,000 to fund patent costs. In 2015, approximately half of these funds were used to build EV ARC units that were subsequently leased to an end customer, while the remaining funds related to the purchase of new equipment and leasehold improvements, including approximately $65,000 for a truck and ARC Mobility trailer used in the delivery of product to our customers and which significantly reduced previously equivalent delivery costs. The Company also spent approximately $37,000 in 2015 to fund patents.

Cash received in our financing activities was $1,928,040 for the year ended December 31, 2016, compared to cash received of $1,384,780 during the same period in 2015.  These cash flows are primarily attributable to the sale of common stock in private placements in each of the applicable years, less offering costs for such period. Additionally, in 2016 and 2015, respectively, the Company borrowed $200,000 and $800,000 on a $1,000,000 line of credit. Further, in 2016 and 2015, the Company made principal payments of $20,760 and $268,325 respectively, on a debt instruments.

Current assets increased to $1,535,601 at December 31, 2016 from $1,360,088 at December 31, 2015 (primarily related to the increase in accounts receivable amounting to $329,447, offset by an decrease in inventory of $150,373) while current liabilities increased to $3,413,016 at December 31, 2016 from $3,275,772 at December 31, 2015 (notably related to the increase in debt instruments and accounts payable of approximately $240,000 and accrued expenses of approximately $80,000 offset by decreases in deferred revenue and sales tax payable of approximately $240,000). As a result, our working capital deficit decreased to $1,877,415 at December 31, 2016 from $1,915,684 at December 31, 2015.

As of December 31, 2016, the Company had $1,876,986 in short term borrowings. All of our borrowings other than the line of credit and auto loan incur interest at a rate of 10% per annum. Our line of credit has a floating per annum rate equal to the greater of three quarters of one percentage point (0.75%) above the Prime Rate (as that term is defined in the LSA) or four percent (4.00%). Our auto loan has a 5.99% interest rate. Payments on the Company’s borrowings will restrict cash used for operations during 2017. One of the short term borrowing arrangements is secured by substantially all assets of the Company and its subsidiary. The line of credit is secured by a second priority perfected security interest in all of the assets of the Company and its subsidiary.

In February 2017, the Company received conversion notices for one of its outstanding convertible notes. This convertible note had an outstanding balance of $600,000 at December 31, 2016 and at the conversion date. The entire note balance, along with all accrued and unpaid interest amounting to $104,709, was converted into 4,698,060 shares of the Company’s common stock.

Management believes that as more of our products are sold into the marketplace, and as the public awareness of our products and our company continues to grow, that increased sales opportunities will follow. The introduction of our EV ARC product line has proven to be beneficial as we believe the demand for this product will continue to increase. We believe that the evolution of this process and continued changes we strive to make to improve our processes and prospects will allow us to experience profitable growth in the future. The opening of our larger fabrication facility will allow us the space to grow and continue to insource certain components of our production process such as painting. As we believe that change for improvement is a constant goal, other changes that we continue to evolve include: increases in external sales relationships, increases in internal sales and marketing personnel, process improvements, standardization and improved product design, cost reductions to be achieved with deployment and manufacturing velocities and improved vendor relationships. Management believes that these improvements and changes will help enable the Company to generate sufficient revenue and gross margins and raise additional capital to allow the Company to manage its debt burden, operating capital needs, and assist the Company towards growth in the future. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs which the Company estimates, excluding any debt burden, to be approximately $2,400,000 for 2017, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is seeking additional capital and both short and long term debt financing to attempt to overcome its working capital deficit, but there is no assurance that the Company can raise sufficient additional capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company also intends to endeavor to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s need for additional financing are likely to persist.

Contractual Obligations

Please refer to Note 12 in the consolidated financial statements for further information on the Company’s contractual obligations.

Going Concern Qualification

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2016 and 2015, the Company had net losses of $2,633,516 (which includes $911,087 of stock based compensation expense) and $1,839,533 (which includes $121,915 of stock based compensation expense), respectively, and net cash used in operating activities of $1,798,726 and $2,469,343, respectively. Additionally, at December 31, 2016, the Company had a working capital deficit of $1,877,415, stockholders’ deficit of $1,385,104, and accumulated deficit of $35,235,449. It is managements opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision is pursuing a capital raise to provide funds during the upcoming months and will look to raise additional funds for further operating capital and working capital needs. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The Company will also seek additional sales that would provide additional revenues and possible gross profits. All such actions and funds, if successful, may or may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months or providing additional working capital.

The Company’s Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2016 and 2015. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Envision Solar International, Inc.

We have audited the accompanying consolidated balance sheets of Envision Solar International, Inc. and its Subsidiary as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Solar International, Inc. and its Subsidiary as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $2,633,516 and $1,839,533 in 2016 and 2015, respectively, and net cash used in operating activities of $1,798,726 and $2,469,343 in 2016 and 2015, respectively. At December 31, 2016, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $1,877,415, $1,385,104 and $35,235,449 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 31, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Envision Solar International, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets

Current Assets
Cash	$8,568	$32,451
Accounts Receivable, net	1,161,064	831,617
Prepaid and other current assets	94,167	51,787
Inventory, net	271,802	422,175
Costs and estimated earnings in excess of billings on uncompleted contracts	–	22,058
Total Current Assets	1,535,601	1,360,088

Property and Equipment, net	293,041	243,961

Other Assets
Debt issue costs, net	800	102,194
Patents, net	73,370	36,620
Deposits	154,778	163,284
Total Other Assets	228,948	302,098

Total Assets	$2,057,590	$1,906,147

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$873,012	$834,962
Accrued Expenses	430,433	348,467
Sales Tax Payable	50,181	152,438
Deferred Revenue	75,323	213,467
Line of Credit	1,000,000	800,000
Convertible Notes Payable -Related Parties	724,616	686,616
Note Payable	43,033	43,033
Auto Loan -current portion	9,337	8,797
Convertible Note Payable	100,000	100,000
Embedded Conversion Option Liability	107,081	87,992

Total Current Liabilities	3,413,016	3,275,772

Long-term portion of Auto Loan	29,678	38,978

Total Liabilities	3,442,694	3,314,750

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 outstanding as of December 31, 2016 and 2015 respectively.	–	–
Common Stock, $0.001 par value, 490,000,000 shares authorized, 120,105,418 and 105,207,701 shares issued or issuable and outstanding at December 31, 2016 and 2015, respectively.	120,105	105,208
Additional Paid-in-Capital	33,730,240	31,088,122
Accumulated Deficit	(35,235,449)	(32,601,933)

Total Stockholders' Deficit	(1,385,104)	(1,408,603)

Total Liabilities and Stockholders' Deficit	$2,057,590	$1,906,147

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015
Revenues	$2,781,273	$2,642,207

Cost of Revenues	2,925,994	2,720,437

Gross Loss	(144,721)	(78,230)

Operating Expenses (including stock based compensation expense of $911,087 for the year ended December 31, 2016 and $121,915 for the year ended December 31, 2015)	2,643,672	1,647,781

Loss From Operations	(2,788,393)	(1,726,011)

Other Income (Expense)
Other Income	415	265
Gain on Debt Settlement, net	450,927	4,434
Interest Expense	(275,776)	(384,240)
Change in fair value of embedded conversion option liability	(19,089)	267,619
Total Other Income (Expense)	156,477	(111,922)

Loss Before Tax Expense	(2,631,916)	(1,837,933)

Tax Expense	1,600	1,600

Net Loss	$(2,633,516)	$(1,839,533)

Net Loss Per Share- Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding- Basic and Diluted	112,469,828	100,739,141

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2016 and 2015

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Stock	Amount	Paid-in-Capital	Deficit	Deficit
Balance December 31, 2014	–	$–	98,482,611	$98,483	$30,081,118	$(30,762,400)	$(582,799)

Stock Issued for Cash	–	–	5,433,334	5,433	809,567	–	815,000

Cash Offering Costs	–	–	–	–	(8,900)	–	(8,900)

Stock Issued for Services - Related Party	–	–	373,107	373	53,627	–	54,000

Stock Issued for Director Services	–	–	347,220	347	51,735	–	52,082

Shares Issued for Loan Guaranty -Related Party	–	–	571,429	572	85,142	–	85,714

Stock Option Expense	–	–	–	–	15,833	–	15,833

Net Loss 2015	–	–	–	–	–	(1,839,533)	(1,839,533)

Balance December 31, 2015	–	$–	105,207,701	$105,208	$31,088,122	$(32,601,933)	$(1,408,603)

Stock Issued for Cash	–	–	12,133,333	12,133	1,807,867	–	1,820,000

Cash Offering Costs	–	–	–	–	(68,800)	–	(68,800)

Stock Issued for Services	–	–	1,000,000	1,000	149,000	–	150,000

Stock Issued for Services - Related Party	–	–	464,115	464	69,139	–	69,603

Stock Issued for Director Services	–	–	1,152,776	1,153	171,763	–	172,916

Shares Issued for Loan Guaranty -Related Party	–	–	147,493	147	21,976	–	22,123

Stock Option Expense	–	–	–	–	442,871	–	442,871

Stock Warrant Modification Expense	–	–	–	–	48,302	–	48,302

Net Loss 2016	–	–	–	–	–	(2,633,516)	(2,633,516)

Balance December 31, 2016	–	$–	120,105,418	$120,105	$33,730,240	$(35,235,449)	$(1,385,104)

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,633,516)	$(1,839,533)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	102,438	139,032
Bad debt expense	510	11,700
Increase (Decrease) of reserve on inventory	(19,182)	27,783
Common Stock issued for services	350,916	106,082
Gain on debt Settlement, net	(450,927)	(7,358)
Compensation expense related to grant of stock options	442,871	15,833
Warrant modification expense	48,302	–
Change in fair value of embedded conversion option liability	19,089	(267,619)
Amortization of debt discount	–	252,070
Amortization of debt issue costs	125,917	11,728
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(329,957)	(740,100)
Prepaid Expenses and other current assets	(24,845)	(31,080)
Costs and estimated earnings in excess of billings on uncompleted contracts	22,058	70,608
Inventory	166,236	(20,492)
Deposits	8,506	1,063
Increase (decrease) in:
Accounts Payable	351,691	274,486
Accrued Expenses	172,871	(19,759)
Convertible Note Payable Issued in Lieu of Salary - Related Party	50,000	–
Sales Tax Payable	(63,560)	55,651
Deferred Revenue	(138,144)	(503,824)
Billings in excess of costs and estimated earnings on uncompleted contracts	–	(5,614)
NET CASH USED IN OPERATING ACTIVITIES	(1,798,726)	(2,469,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(115,886)	(226,920)
Funding of Patent Costs	(37,311)	(36,620)
NET CASH USED IN INVESTING ACTIVITIES	(153,197)	(263,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on convertible notes payable	(12,000)	(268,325)
Proceeds from Sale of Common Stock	1,820,000	815,000
Proceeds from Subscription Receivable	–	25,000
Payments of offering costs related to sale of common stock	(68,800)	(8,900)
Borrowings (Repayments) on Auto Loan, net	(8,760)	47,775
Borrowings on Line of Credit	200,000	800,000
Payments of Debt Issue Costs	(2,400)	(25,770)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,928,040	1,384,780

NET DECREASE IN CASH	(23,883)	(1,348,103)

CASH AT BEGINNING OF YEAR	32,451	1,380,554

CASH AT END OF YEAR	$8,568	$32,451

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$45,133	$151,620
Cash paid for tax	$1,600	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for loan guarantee -related party	$22,123	$85,714
Reclassification of convertible note payable to convertible note payable -related party	$–	$600,000
Transfer of prepaid asset to inventory	$31,752	$114,071
Transfer of inventory to property and equipment	$56,677	$52,989
Prepaid insurance financed by third party	$2,412	$–

The accompanying notes are an integral part of these Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

NATURE OF OPERATIONS

Envision, a Nevada corporation, invents, designs, and manufactures solar powered products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure, out of home advertising infrastructure, and energy security and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, media and branding, and energy security which management believes are attractive, rapidly deployed, and of the highest quality. Management believes that the Company’s chief differentiator is its ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (“DOOH”) media.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2016.  The Company did not have any bank balances in excess of FDIC insured levels as of December 31, 2016 and December 31, 2015.

Concentration of Accounts Receivable

At December 31, 2016 and 2015, customers that each accounted for more than 10% of our accounts receivable were as follows:

	2016	2015
Customer 1	71%	–
Customer 2	25%	–
Customer 3	–	56%
Customer 4	–	39%

Concentration of Revenues

For the years ended December 31, 2016 and 2015, customers that each represented more than 10% of our revenues were as follows:

	2016	2015
Customer A	30%	–
Customer B	26%	–
Customer C	14%	26%
Customer D	–	39%

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were $0 and $14,376 cash equivalents at December 31, 2016 and December 31, 2015, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2016 and 2015, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. See Note 9 for further discussion of fair value measurements.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

INVENTORY

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with the manufacturing process. The Company regularly reviews inventory components and quantities on hand, and performs physical inventory counts. A reserve is established if this review process determines the net realizable value of such inventory may be below the carrying value and/or for any inventory obsolescence.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 7 years. Expenditures for maintenance and repairs, along with fixed assets below our capitalization threshold, are expensed as incurred.

PATENTS

Effective January 2015, the company believes it will achieve future economic value for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied, all accumulated administrative costs will be expensed in that period. For the years ended December 31, 2016 and 2015 respectively, patent amortization expense was $561 and $0.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet. At December 31, 2016 and December 31, 2015, deferred revenue amounted to $75,323 and $213,467 respectively. At December 31, 2016, the Company has received partial deposits for two undelivered Solar Tree® units along with some other small initiatives to enhance previously deployed units.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

Although as of December 31, 2016, the Company no longer is involved in construction projects and has adjusted its business model to sell our product to others for installation, the Company has historically had contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Costs estimates would be reviewed periodically on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. Sales tax is recorded on a net basis and excluded from revenue. The Company generally provides a one year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2016, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs, not including the minimal amounts of labor associated with research and development projects, of $3,459 for the year ending December 31, 2016 and $888 for the year ending December 31, 2015.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred; such amounts aggregated $58,149 in 2016 and $49,500 in 2015.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2016, tax years 2013 through 2016 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Convertible debt convertible into 6,123,370 common shares, options to purchase 19,917,007 common shares and warrants to purchase 28,196,822 common shares were outstanding at December 31, 2016. Convertible debt convertible into 5,311,923 common shares, options to purchase 15,337,007 common shares and warrants to purchase 29,219,441 common shares were outstanding at December 31, 2015. Dilutive common stock equivalents were not included in the computation of diluted net loss per share in 2016 and 2015 because the effects would have been anti-dilutive due to the net losses. Due to the net losses in 2016 and 2015, basic and diluted net loss per share amounts are the same. These potential common shares may dilute future earnings per share.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

SEGMENTS

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2016 and 2015, the Company only operated in one segment; therefore, segment information has not been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that became effective during the period ended December 31, 2016 that materially affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after December 31, 2016, including the pronouncements discussed below, disclose the potential effects on the Company’s consolidated financial position and/or results of its’ operations and financial statement disclosures.

ASU 2016-15

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

ASU 2016-02

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company expects this ASU will increase its current assets and current liabilities, but have no net material impact on its consolidated financial statements.

ASU 2016-09

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718)- Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ASU 2014-09

In May 2014, the Financial Accounting Standards Board issued Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company currently plans to adopt the new standard effective January 1, 2018 and does not believe the adoption of this standard will have a material impact on the amount or timing of its revenues.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of December 31, 2016 and 2015, this ASU has not had a material impact on the consolidated balance sheets current presentation.

ASU 2015-17

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

ASU 2014-15

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard was effective for the Company for its annual period beginning December 31, 2016. The Company has reflected the related disclosure requirements associated with the standard in Note 2.

2.	GOING CONCERN

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2016 and 2015, the Company had net losses of $2,633,516 (which includes $911,087 of stock based compensation expense) and $1,839,533 (which includes $121,915 of stock based compensation expense), respectively, and net cash used in operating activities of $1,798,726 and $2,469,343, respectively. Additionally, at December 31, 2016, the Company had a working capital deficit of $1,877,415, stockholders’ deficit of $1,385,104, and accumulated deficit of $35,235,449. It is managements opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision is pursuing a capital raise to provide funds during the upcoming months and will look to raise additional funds for further operating capital and working capital. Further, the Company will seek additional sales that would provide additional revenues and possible gross profits. All such actions and funds, if successful, may or may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months or providing additional working capital. From January 1, 2016 through December 31, 2016, the Company raised $1,820,000 from a securities offering and drew down $200,000 on a $1,000,000 line of credit that was established in 2015.

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

There were no costs and estimated earnings in excess of billings on unrecognized contracts as of December 31, 2016.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion method (See Note 1).

As of December 31, 2016 and 2015, there were no billings in excess of costs and estimated earnings on uncompleted contracts accounted for using the percentage of completion method.

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

At December 31, 2016 and 2015, accounts receivable were as follows:

	December 31, 2016	December 31, 2015
Accounts receivable	$1,161,064	$855,017
Less: Allowance for doubtful accounts	–	(23,400)
Accounts receivable, Net	$1,161,064	$831,617

Bad debt expense for 2016 and 2015 was $510 and $11,700, respectively.

Deferred Revenue

Deferred revenues are deposits from customers for product sales which have not yet been delivered (See Note 1). Deferred revenue was $75,323 and $213,467 for the years ended December 31, 2016 and December 31, 2015, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2016	December 31, 2015
Prepaid insurance	$26,124	$20,035
Deposit on future raw materials	21,168	31,752
Prepaid consulting services	46,875	–
Total prepaid expenses and other current assets	$94,167	$51,787

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

5.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of December 31, 2016 and 2015, inventory consists of the following:

	December 31,	December 31,
	2016	2015
Finished goods	$22,375	$85,487
Work in process	164,915	234,226
Raw materials	93,113	130,245
Inventory reserve	(8,601)	(27,783)
Inventory, net	$271,802	$422,175

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2016	December 31, 2015
Computer equipment and software	5 years	$28,344	$155,620
Furniture and fixtures	7 years	82,529	202,009
Office equipment	5 years	20,533	28,289
Machinery and equipment	1-5 years	322,010	348,045
Autos	3 years	49,238	49,238
Leasehold improvements	47 months	6,790	18,541
Total property and equipment		509,444	801,742
Less accumulated depreciation		(216,403)	(557,781)

Property and Equipment, Net		$293,041	$243,961

Depreciation expense for 2016 and 2015 was $123,483 and $139,032, respectively. In 2016 and 2015, the amount of depreciation that was capitalized into inventory as manufacturing overhead costs was approximately $21,600 and $20,000, respectively.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2016	December 31, 2015
Accrued vacation	$136,410	$135,940
Accrued officers’ salary	–	68,749
Accrued interest	235,776	142,261
Accrued loan guaranty	8,333	–
Accrued rent	26,091	–
Accrued commissions	18,828	–
Other accrued expense	4,995	1,517
Total accrued expenses	$430,433	$348,467

8.	LINE OF CREDIT

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

Under the terms of the LSA, the Bank received a commitment fee of $2,500, reimbursement of Bank expenses for documentation of $10,000, and a reimbursement of filing fees amounting to $1,836. These fees are recorded as Debt Issue Costs on the accompanying balance sheet and were amortized over the one year term of the line of credit.

As of December 31, 2016, the term of the LSA was extended to January 28, 2017. Fees amounting to $2,400 relating to this extension are recorded as Debt Issue Costs on the accompanying balance sheet and are being amortized over the term of this extension.

As a condition to the original extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party shareholder with more than 10% of the outstanding stock of the Company, agreed to guarantee all of the Company’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between Bank and Keshif (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Company’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement (“Subordination Agreement”). In consideration for the Guaranty, Envision issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 (the “Shares”) to Keshif pursuant to a stock purchase agreement (“SPA”). These shares, along with legal costs associated with the issuance of this guaranty amounting to $11,435, were recorded as Debt Issue Costs in the accompanying balance sheet and were amortized over the one year term of the line of credit. Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 29, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. Related to this guaranty, as of October 29, 2016, the Company issued 147,493 shares of its common stock valued at $0.15 per share, or $22,123, and expensed this over the six month term of the guaranty. The Company recorded a gain on debt settlement of $2,877 on this transaction. As of December 31, 2016, the Company is currently obligated to issue 156,201 shares of its common stock representing $25,000 of obligation and is expensing this over the current six month term of the guaranty. Related to this obligation, the Company accounted for an accrued loan guaranty expense amounting to $8,333 that is recorded in accrued expenses on the accompanying balance sheet (See Note 7).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

The Company also issued a side letter to Keshif (the “Side Letter”), which in addition to confirming Keshif’s entitlement to the Shares, provided certain contractual rights to Keshif in consideration for the Guaranty, including a covenant by the Company to provide financial statements and other periodic reports to Keshif, an agreement to reimburse Keshif for payments made by Keshif to the Bank in accordance with the Guaranty (“Reimbursement Obligation”), and the grant of a security interest, subordinated to the Bank under the Subordination Agreement, to secure the Reimbursement Obligation. Keshif also has the right under the Side Letter to invite one representative to attend all meetings of Envision’s Board of Directors and, in the event Envision is unable to meet its obligations under the LSA, Keshif will immediately become entitled to elect one member to Envision’s Board of Directors (see Notes 12, 13 and 16).

The outstanding balance on the line of credit at December 31, 2016 is $1,000,000 leaving no credit line available to the Company.

Subsequent to December 31, 2016, and effective March 27, 2017, the Company entered into an additional amendment to the LSA with Silicon Valley Bank as it relates to our revolving line of credit. The amendment (i) extends the maturity date to March 1, 2020, (ii) increases the line to an aggregate principal amount of $1,500,000, and (iii) changes the payment terms requiring monthly interest only payments through December 2017 and starting January 1, 2018, the Company shall repay the balance outstanding in twenty-seven equal monthly principal payments in addition to the monthly accrued interest.

9.	CONVERTIBLE NOTES PAYABLE – RELATED PARTIES AND FAIR VALUE MEASUREMENTS

As of December 31, 2016 and 2015, the following summarizes amounts owed under short-term convertible notes –related parties:

	December 31,	December 31,
	2016	2015
Evey Note	$74,616	$86,616
Wheatley Note	50,000	–
Gemini Master Fund – Third Amended and Restated Secured Bridge Note – Current Group	600,000	600,000
	$724,616	$686,616

Evey Note

Prior to 2011, the Company was advanced monies by John Evey, our former chairman and director, and executed a 10% convertible promissory note which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the Gemini Master Funds notes. Through a series of amendments, the conversion price of the convertible note was reduced to $0.20 and the maturity date was extended to December 31, 2014.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Effective December 31, 2015, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2016. There were no additional fees or discounts associated with this extension. This modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The market price of the Company’s stock was below the conversion price at the time of the modification, therefore no beneficial conversion feature needed to be recorded. During the fiscal year ended December 31, 2016, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000.

Effective December 31, 2016, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2017. There were no additional fees or discounts associated with this extension. This modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The market price of the Company’s stock was below the conversion price at the time of the modification, therefore no beneficial conversion feature needed to be recorded.

Although Mr. Evey is no longer a director as of December 31, 2016, because he was our Chairman and a related party throughout most of 2016, we have continued to classify this note as a Convertible note payable - related parties in the accompanying balance sheet. The note continues to bear interest at a rate of 10%. The balance of the note as of December 31, 2016, is $74,616 with accrued and unpaid interest amounting to $49,019 which is included in accrued expenses (See Note 7 and Note 16).

Wheatley Note

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. In certain circumstances upon the Company achieving specified milestones, which are described in the Agreement, Mr. Wheatley can demand payment of all or any portion of the deferred amount, and the Company must comply with such demand. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $0.15 per share at any time in whole or in part at Mr. Wheatley’s discretion, with a maturity date of December 31, 2020. As the conversion price was equivalent to the market price at the time of issuance, there is no beneficial conversion feature to this note. The balance of the note as of December 31, 2016, is $50,000 with accrued and unpaid interest amounting to $2,410 which is included in accrued expenses (See Note 7).

Gemini Third Amended and Restated Secured Bridge Note – Current Group

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

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

Effective February 28, 2014 the Company entered into an additional extension and amendment agreement with a simultaneous principal conversion agreement related to these convertible notes payable. With this agreement, all outstanding notes were merged into one note, the term of the note was extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified. These changes were accounted for as a debt modification but not as a debt extinguishment because the embedded conversion feature is bifurcated and treated as a derivative and no other debt extinguishment criteria were met. As a result of this transaction, the Company recorded $478,561 of embedded conversion option based effective interest based on the increase in the fair value of the embedded conversion option due to the modification which is recorded as debt discount and was amortized over the then remaining term of the loan. The Company further issued 1,500,000 common stock purchase warrants valued at $193,625 using the Black-Scholes valuation methodology, each with a three year term and $0.20 strike price, to the holder which was recorded as debt discount and is being amortized over the remaining term of the note. The Company agreed to pay a $6,500 fee to cover legal and document fees which was capitalized as an asset on the balance sheet as “Debt issue costs” and was amortized over the remaining term of the note. Simultaneously, Gemini converted $550,000 of principal convertible debt, and all accrued interest through 2013, and further, the accrued interest through the conversion date for the converted debt, totaling $155,161 into 4,701,076 shares of common stock of the Company (3,666,666 shares for principal and 1,034,410 for interest) at the contracted conversion price of $0.15 per share. The conversion was recorded to equity with no gain or loss on such conversion related to the principal portion, while the Company recorded a loss of $20,689 related to the conversion of accrued interest. As an inducement to Gemini to convert the principal debt amount, the Company issued 3,727,778 common stock purchase warrants, each with a strike price of $0.20 and a three year term. These warrants are valued at $482,300 using the Black-Scholes option pricing model and were expensed at the date of the transaction.

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

Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with Greencore Capital LLC (“GreenCore”), a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016, which date was subsequently extended. The Company had consented to the original Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company’s intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option is exercised in full and Mr. Noble complies with it, the Company agreed to extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and agreed to reduce the exercise price of such Warrants from $0.24 to $0.20 per share. (see Note 14)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed whereas the convertible note and the “Noble” shares were ultimately obtained by a group of various shareholders, some of which are related parties to the Company. As the note is partially held by a related party shareholder and was held by other related party shareholders during the year, the note is classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets (See Note 16).

At December 31, 2016, the remaining note had a balance of $600,000, and accrued interest of $96,009 which is included in accrued expenses (See Note 7).

Subsequent to December 31, 2016 and effective as of February 15, 2017, the Company received conversion notices from all of the current note holders effecting the conversion of the entire note balance and all accrued and unpaid interest, (see Note 17)

Fair Value Measurements – Derivative liability:

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2015 and 2016:

	Carrying Value at	Fair Value Measurements at December 31, 2015
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$87,992	$–	$–	$87,992

	Carrying Value at	Fair Value Measurements at December 31, 2016
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$107,081	$–	$–	$107,081

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2015 and 2016:

Balance at December 31, 2014	$355,611
Change in fair value	(267,619)
Balance at December 31, 2015	$87,992
Change in fair value	19,089
Balance at December 31, 2016	$107,081

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2016 and 2015:

Assumptions	December 31, 2016	December 31, 2015
Expected remaining term	0.25	0.25
Expected Volatility	103%	113%
Risk free rate	0.50%	0.16%
Dividend Yield	0.00%	0.00%

There were no changes in the valuation techniques during 2016. The Company did however compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results. The weighted average interest rate for short term notes as of December 31, 2016 was 10%.

10.	NOTE PAYABLE AND AUTO LOAN

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

Through a series of amendments, the maturity date of the note was extended through June 30, 2016. There were no accounting effects for these amendments.

As of December 31, 2016, the note was past due and had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $18,146 which is included in accrued expenses (See Note 7).

Auto Loan

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of December 31, 2016, the loan had a short-term portion of $9,337 and a long-term portion of $29,678.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

11.	CONVERTIBLE NOTES PAYABLE

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

As of December 31, 2016, the note was past due, had a balance of $100,000 with accrued and unpaid interest amounting to $70,192 which is included in accrued expenses (See Note 7).

12.	COMMITMENTS AND CONTINGENCIES

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expires in August 2020 which is the same term of the master lease for which the Company is the subtenant. As part of the sublease, the Company provided a $146,091 deposit to the landlord which will be reduced in months nineteen and thirty-one of the sublease, as defined, in lieu of rent payments. At the end of the lease period, $50,619 of the deposit will remain as security for the surrender of the premises.

Future annual minimum lease payments related to our facility lease are as follows:

2017	$507,200
2018	522,288
2019	543,180
2020	404,952
Total	$1,977,620

Rent expense was $59,228 and $30,765 for the years ended December 31, 2016 and 2015, respectively. Further, for the years ended December 31, 2016 and 2015, respectively, $337,287 and $268,487 of rent was capitalized into inventory as manufacturing overhead costs.

As of December 31, 2016, there are no other lease agreements with non-cancelable terms in excess of one year.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. During 2016 and 2015, the Company has agreements to act as a reseller for certain vendors; joint development contracts with third parties; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties have agreed to cooperate and provide business opportunities to each other; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for advising and raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, other than sales agent agreements and revenue generating sales contracts, there are no firm commitments in such agreements as of December 31, 2016.

Upon the signing of customer contracts, the Company enters into various other agreements with third party vendors who will provide services and/or products to the Company. Such vendor agreements may call for a deposit along with certain other payments based on the delivery of goods or services.

Related to the Guaranty issued by Keshif whereas Keshif guaranteed the Company’s obligations under the LSA with Silicon Valley Bank (see Note 8), the Company is obligated to issue additional shares of its common stock based on the formula as defined in the stock purchase agreement signed with Keshif related to the Guaranty. The Company is obligated to issue 156,201 shares of its common stock in April 2017 with a contractual value of $25,000. The value of this share issuance is being expensed over the current six month period of the Guaranty. As of December 31, 2016, the Company recorded $8,333 of guaranty costs which is included in accrued expenses (see Note 7).

13.	COMMON STOCK

Shares Issued

Issuances of the Company’s common stock during the years ended December 31, 2016 and 2015, respectively, are as follows:

2016

Stock Issued in Cash Sales

During the year ended December 31, 2016 pursuant to private placements, the Company issued 12,133,333 shares of common stock for cash with a per share price of $0.15 per share or $1,820,000 and the Company incurred $68,800 of capital raising fees that were paid in cash and charged to additional paid-in capital. Further, the Company leases a small office space in our corporate facility to a registered broker currently selling our securities, as an individual, at an equivalent rate equal to our lease rate.  As of December 31, 2016, this individual owes $7,500 in rent.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Stock Issued for Services

For professional services provided per the terms of a consulting agreement with an investor relations consulting firm, the Company issued 1,000,000 shares of the Company’s common stock with a per share fair value of $0.15 per share (based on contemporaneous cash sales prices) or $150,000. These payments are being expensed over the term of the agreement. As of December 31, 2016, $46,875 is recorded in prepaid expenses (See note 4).

Stock Issued for Services – Related Party

For professional services provided per the terms of a consulting agreement with GreenCore Capital LLC (“GreenCore”), and during the year ended December 31, 2016, the Company issued 464,115 shares of the Company’s common stock with a per share fair value between $0.14 and $0.17 (based on an average market value of the stock when earned as defined in the agreement) or $69,603. The Company recorded a gain on debt settlement of $2,396 on these transactions. These payments were expensed at time of issuance. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See Note 16)

Stock Issued for Director Services

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

On September 8, 2016, Mr. Peter Davidson accepted an appointment as a new director of the Company effective September 8, 2016. In consideration for Mr. Davidson’s acceptance to serve as a director of the Company, the Company granted 750,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 62,500 shares or prorate portion thereof per calendar quarter over a 36 month period commencing on September 30, 2016. The value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $112,500, and is being expensed proportionately as the shares vest. The Company intends to grant up to an additional 750,000 shares of its common stock to Mr. Davidson based on Mr. Davidson’s achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. No such criteria were established as of December 31, 2016 or the date of these financial statements.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

During the year ended December 31, 2016, the Company released 1,152,776 shares of common stock with a per share fair value of $0.15, or $172,916 (based on the market price at the time of the agreement), to five directors for their service as defined in their respective Restricted Stock Grant Agreements and as discussed above. The payments were expensed at issuance (See Note 16).

The total unrecognized restricted stock grant expense related to the above discussed stock issuances amounted to $337,500 at December 31, 2016.

Stock Issued for Loan Guaranty – Related Party

During the year ended December 31, 2016, and in consideration for the continued Guaranty of the Company’s obligations extended under a line of credit, the Company issued 147,493 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $22,123 to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. These shares were expensed to interest expense over the term of the Guaranty period. The Company recorded a gain on debt settlement of $2,877 related to this transaction. (See Note 16)

2015

Stock Issued in Cash Sales

During the year ended December 31, 2015 pursuant to private placements, the Company issued 5,433,334 shares of common stock for cash with a per share price of $0.15 per share or $815,000 and the Company incurred $8,900 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services – Related Party

For professional services provided per the terms of a consulting agreement with GreenCore Capital LLC (“GreenCore”), and during the year ended December 31, 2015, the Company issued 373,107 shares of the Company’s common stock with a per share fair value between $0.13 and $0.18 (based on an average market value of the stock when earned as defined in the agreement) or $54,000. The difference between the grant date fair value and contractual value was de minimis. These payments were expensed at time of issuance. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See Note 16)

Stock Issued for Director Services

During the year ended December 31, 2015, the Company released 347,220 shares of common stock with a per share fair value of $0.15, or $52,082 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 16).

Stock Issued for Loan Guaranty

During the year ended December 31, 2015, and in consideration for the Guaranty of the Company’s obligations extended under a line of credit, the Company issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. These shares are recorded as Debt Issue Costs in the accompanying balance sheet and were amortized over the one year term of the line of credit (See Note 8 and Note 16).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

14.	STOCK OPTIONS AND WARRANTS

On August 10, 2011, the Company’s Board of Directors approved and caused the Company to adopt the Envision Solar International, Inc. 2011 Stock Incentive Plan (the “Plan”), which authorizes the issuance of up to 30,000,000 shares of the Company’s common stock (plus annual increases as defined in the plan of 1,500,000 shares for a total of 31,500,000 shares at December 31, 2016) pursuant to the exercise of stock options or other awards granted under the Plan.

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

Stock Options

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. The Company’s stock option compensation expense was $442,871 and $15,833 for the years ended December 31, 2016 and 2015, respectively, and there was $198,378 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2016. This stock option expense will be recognized through March 2020.

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

From January 1, 2016 through December 31, 2016, the Company issued 5,380,000 stock options under the plans with a total valuation of $622,109. Of these stock options, 200,000 have a 5 year term while the remaining 5,180,000 have a 10 year term.

We used the following assumptions for options granted in fiscal 2016 and 2015:

	2016	2015
Expected volatility	103.59% -114.93%	169.62%
Expected remaining term	2.5-6.5 Years	7 Years
Risk-free interest rate	0.16% -0.50%	0.66%
Expected dividend yield	None	None

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

All options qualify as equity pursuant to ASC 815-40-25, “Contracts in Entity’s Own Equity.”

Option activity for the years ended December 31, 2016 and 2015 under the 2008 and 2011 Plans are as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	15,387,007	$0.28
Granted	150,000	0.13
Exercised	–	–
Forfeited	200,000	0.22
Expired	–	–
Outstanding at December 31, 2015	15,337,007	$0.28
Granted	5,380,000	0.15
Exercised	–	–
Forfeited	800,000	0.19
Expired	–	–
Outstanding at December 31, 2016	19,917,007	$0.25
Exercisable at December 31, 2016	16,555,133	$0.28
Weighted average grant date fair value		$0.12

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

The following table summarizes information about employee stock options outstanding at December 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2016	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.13-1.31	19,917,007	5.16 Years	$0.25	$–	16,555,133	$0.28	$–
	19,917,007	5.16 Years	$0.25	$–	16,555,133	$0.28	$–

As the Company’s stock price was lower than the weighted average exercise price at December 31, 2016, there is no aggregate intrinsic value of the options.

Options exercisable have a weighted average remaining contractual life of 4.22 years as of December 31, 2016.

Warrants

2016

As a part of the Company’s private placement, the Company effectively issued 291,667 warrants in the twelve months ended December 31, 2016 to the placement agents.  These warrants, valued at $30,419, are exercisable for 5 years at an exercise price of $0.15 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 102.99%, expected dividends of 0.0%, a discount rate of 0.50%, and expected term of 5 years. There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

During the twelve months ended December 31, 2016, 1,314,286 warrants had expired.

In December 2015, The Company had consented to the original Purchase Option Agreement between GreenCore and Mr. Robert Noble (our founder and former Chairman) in which Mr. Noble agreed to sell his interest in a convertible note issued by the Company in addition to all of his shares in the Company. Under a Note Settlement and General Release Agreement, provided the Option is exercised in full and Mr. Noble complies with it, the Company agreed to extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and agreed to reduce the exercise price of such Warrants from $0.24 to $0.20 per share (see Note 9). The Company was notified and has agreed that this transaction closed in December 2016 and has effected the change to the warrant terms. As such, the Company has recorded a warrant modification expense amounting to $48,302.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

2015

There was no new warrant activity during 2015.

Warrant activity for the years ended December 31, 2016 and 2015 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2014	29,219,441	$0.18
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding at December 31, 2015	29,219,441	$0.18
Granted	291,667	$0.15
Exercised	–	–
Forfeited	–	–
Expired	1,314,286	0.33
Outstanding at December 31, 2016	28,196,822	$0.17
Exercisable at December 31, 2016	28,196,822	$0.17
Weighted average grant date fair value		$0.10

Warrants exercisable have a weighted average remaining contractual life of 0.60 years as of December 31, 2016.

15.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2016 and 2015 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

The blended Federal and State tax rate of 39.83% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	Year ended December 31,
	2016	2015
Computed “expected” tax expense (benefit)	$(895,395)	$(625,441)
State taxes, net of federal benefit	(154,764)	(122,700)
Goodwill impairment and other non-deductible items	(31,134)	(106,020)
Change in deferred tax asset valuation allowance	1,081,293	854,161
Income tax expense	$–	$–

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2016	2015
Deferred tax assets:
Charitable contributions	$4,128	$4,128
Reserve for bad debt	25,548	25,345
Stock options	4,776,104	4,599,689
Inventory Adjustment	–	11,067
Depreciation	33,638	–
Other	25,159	19,634
Net operating loss carryforward	9,167,042	8,297,039
Total gross deferred tax assets	14,031,619	12,956,902
Less: Deferred tax asset valuation allowance	(13,934,915)	(12,853,622)
Total net deferred tax assets	96,704	103,280

Deferred tax liabilities:
Accrued salaries	(96,704)	(96,704)
Depreciation	–	(6,576)
Total deferred tax liabilities	(96,704)	(103,280)
Total net deferred taxes	$–	$–

The valuation allowance at December 31, 2016 was $13,934,915. The increase in the valuation allowance during 2016 was $1,081,293.

At December 31, 2016, the Company has a net operating loss carry forward of $23,012,877 available to offset future net income through 2036. The NOL expires during the years 2016 to 2036. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

16.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

During 2016, the Company made cash payments totaling $69,500, and issued 464,115 shares of the Company’s common stock with a total value of $69,603 to GreenCore for professional services provided to the Company as detailed in a March 28, 2014 consulting agreement. Additionally, as of December 31, 2016, the Company has an accounts payable balance of $27,000 owed to Greencore. Jay Potter, our director, is the managing member of GreenCore (See Note 13).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

During 2015, the Company made cash payments totaling $76,000, accrued an additional $22,500, and additionally issued 373,107 shares of the Company’s common stock with a total value of $54,000 to GreenCore for professional services provided to the Company. Jay Potter, our director, is the managing member of GreenCore (See Note 13).

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

During the year ended December 31, 2016, the Company released 1,152,776 shares of common stock with a per share fair value of $0.15, or $172,916 (based on the market price at the time of the agreement), to five directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 13).

On or about December 31, 2016, Mr. Jay S. Potter, Mr. Tony Posawatz, and Mr. Peter Davidson, all directors of the Company, each entered into an Amendment to their Restricted Stock Agreement with the Company (each an “Amendment”). Pursuant to their Amendments, each director agreed to terminate his rights to unvested restricted shares of the Company’s common stock under their previous respective Restricted Stock Agreements, in consideration for which the Company granted to each director 750,000 restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the date of grant, issuable quarterly on the last day of each calendar quarter (the first vesting is scheduled to occur on January 31, 2017 and be for 20,833 shares and the first issuance is scheduled to occur on March 31, 2017 and be for 62,499 shares) so long as each director serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company will also grant an additional 750,000 restricted shares of the Company’s common stock to each director to vest in the future from time to time, based on their achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. No such criteria were established as of December 31, 2016, nor the date of these financial statements.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

During the year ended December 31, 2015, the Company released 347,220 shares of common stock with a per share fair value of $0.15, or $52,082 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 13).

Stock Issued for Loan Guaranty and Cash Sales

During the year ended December 31, 2016, and in consideration for the continuing Guaranty of the Company’s obligations extended under a line of credit, the Company issued 147,493 shares of its common stock or $22,123 to Keshif Ventures LLC, a related party by virtue of owning more than 10% of the Company’s common stock outstanding, pursuant to a stock purchase agreement (See Notes 8 and Note 13). Additionally, during the year ended December 31, 2016, pursuant to a private placement, the Company issued 3,333,333 shares of common stock for cash, with a per share price of $0.15 per share or $500,000 to Keshif Ventures LLC.

During the year ended December 31, 2015, and in consideration for the Guaranty of the Company’s obligations extended under a line of credit, the Company issued 571,429 shares of its common stock or $85,714 to Keshif Ventures LLC, pursuant to the stock purchase agreement (See Notes 8 and Note 13). Additionally, during the year ended December 31, 2015, pursuant to a private placement, the Company issued 3,666,667 shares of common stock for cash, with a per share price of $0.15 per share or $550,000 to Keshif Ventures LLC.

Convertible Notes Payable to Related Parties

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2017. During the fiscal year ended December 31, 2015, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000. During the fiscal year ended December 31, 2016, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000. The balance of the note as of December 31, 2016 is $74,616 with accrued and unpaid interest amounting to $49,019 (See Note 9). Although Mr. Evey is no longer a director as of December 31, 2016, because he was our Chairman and a related party throughout most of 2016, we have continued to classify this note as a Convertible note payable - related parties in the accompanying balance sheet.

In June 2015, Gemini Master Fund Ltd sold a 70.0066819% stake in its’ note to Robert Noble, our past Chairman in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. During the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with Greencore (the “Optionee”), pursuant to which the Optionee had the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016, which date was subsequently extended. During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed whereas the convertible note and the “Noble” shares were ultimately obtained by a group of various shareholders, some of which are related parties to the Company. Keshif Ventures, LLC, obtained 49.3% stake in the outstanding note balance. As the note is partially held by a related party shareholder and was held by other related party shareholders during the year, the note is classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets. At December 31, 2016, the remaining note had a balance of $600,000, and accrued interest of $96,009 which is included in accrued expenses (See Note 7 and 9).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

17.	SUBSEQUENT EVENTS

Stock Issued in Cash Sales

Subsequent to December 31, 2016 pursuant to private placements, the Company issued 200,000 shares of common stock for cash with a per share price of $0.15 per share or $30,000 and the Company incurred $2,400 of capital raising fees that were paid in cash and charged to additional paid-in capital. Related to these sales, the Company is further obligated to issue 10,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering. There will be no accounting effect for the issuance of these warrants as their fair value will be charged to Additional Paid-in-Capital as an offering cost and offset by a credit to Additional Paid-in-Capital for their fair value when issuing these warrants.

Stock Issued for Services

In March 2017, for professional services provided per the terms of a consulting agreement, the Company issued 15,000 shares of Common Stock with a per share value of $0.15 (based on contemporaneous cash sales prices) or $2,250.

Line of Credit

Subsequent to December 31, 2016, and effective March 27, 2017, the Company entered into an additional amendment to the LSA with Silicon Valley Bank as it relates to our revolving line of credit. The amendment (i) extends the maturity date to March 1, 2020, (ii) increases the line to an aggregate principal amount of $1,500,000, and (iii) changes the payment terms requiring monthly interest only payments through December 2017 and starting January 1, 2018, the Company shall repay the balance outstanding in twenty seven equal monthly principal payments in addition to the monthly accrued interest.

Convertible Note – Related Parties

Gemini Third Amended and Restated Secured Bridge Note – Current Group

Subsequent to December 31, 2016 and effective as of February 15, 2017, the Company received conversion notices from all the current note holders effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share. (see Note 9). As a part of this transaction, Keshif Ventures LLC, a related party, received 2,315,940 shares based on their ownership percent of the convertible note.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

As of December 31, 2016 and 2015, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, although not comprehensive, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company and the Company’s administrative staff, as well as other reasons, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination and disclosure of information, have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors. Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness that therefore affects disclosure controls and procedures.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2016. Based on this assessment, management believes that, as of December 31, 2016, we did not maintain effective controls over the financial reporting control environment. Specifically, although not comprehensive, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, among other reasons, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting, nor have certain IT controls been developed and adhered to.

Because of the material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016 and 2015, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table sets forth information regarding our executive officers and directors as of March 23, 2017:

Name	Age	Position

Desmond Wheatley	51	Chief Executive Officer, President and Chairman of the Board of Directors

Chris Caulson	48	Chief Financial Officer

Jay Potter	52	Director

Anthony Posawatz	56	Director

Peter Davidson	57	Director

Biographies of Directors and Officers

DESMOND WHEATLEY has served as our president, chief operating officer, and secretary since September 2010, and was named chief executive officer and a director in August 2011, and became the chairman of our board of directors in December 2016. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Envision, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and chief executive officer of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company, from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions, fka Wireless Facilities with the last five years as president of ENS, the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the United States. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500M in debt and equity. Mr. Wheatley sits on the boards of Admonsters, located in San Francisco California, and the Human Capital Group, located in Los Angeles, California, and was formerly a board member at DNI in Dallas, Texas.

Mr. Wheatley’s qualifications are:

•	Leadership experience – Mr. Wheatley has been our chief executive officer since August 2011 and President since September 2010. He has held numerous executive positions in international organizations including five years as president of a publicly traded technology and energy management company.
•	Industry experience – Mr. Wheatley was the founding member of an international consulting company with expertise in the renewable and energy sectors. He has held various executive level positions in multiple infrastructure deployment companies and has been involved in energy management and renewables since 2002.
•	Finance Experience – Mr. Wheatley was founding partner in multiple companies with direct responsibilities for their financial success and stability. He has participated in $500 million of capital raises and held full profit and loss responsibility for a public company with approximately $70 million of revenues.
•	Education experience – Mr. Wheatley was educated in his native Scotland.

CHRIS CAULSON has been our Chief Financial Officer since August 2011 and previously led our accounting and finance functions since June 2010. Mr. Caulson brings over 25 years of financial management experience including security infrastructure and technology integration, wireless communications, and telecommunications industries. From 2004 into 2009, Mr. Caulson held various positions including Vice President of Operations and Finance of ENS, the largest independent technology systems integrator in the United States and a wholly-owned division of Kratos Defense & Security Solutions, Inc. In this role, Mr. Caulson was responsible for the operational and financial execution of multiple subsidiaries and well over $100 million of integration projects including networks for security, voice and data, video, life safety and other integrated applications. Prior to 2004, Mr. Caulson was chief financial officer of Titan Wireless, Inc., a $200 million international telecommunications division of Titan Corp (subsequently purchased by L-3.). Mr. Caulson, who has a Bachelors of Accountancy from the University of San Diego, began his career with the public accounting firm Arthur Andersen.

Mr. Caulson’s qualifications:

•	Leadership experience – Mr. Caulson has been our Chief Financial Officer since August 2011 and has held similar positions in multiple other companies.
•	Finance experience – Mr. Caulson has over 26 years experience in financial related positions and was an external auditor in the public accounting firm of Arthur Andersen.
•	Industry experience – Mr. Caulson has held multiple financial related executive positions in publically traded companies.
•	Education experience – Mr. Caulson has his bachelors of accountancy degree from the University of San Diego.

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

Mr. Potter’s qualifications are:

•	Leadership experience – Mr. Potter has held various executive positions at multiple companies and is a Board member of Envision, Sterling Energy Resources, Inc., GreenCore Capital, LLC, and Noble Environmental Technologies Corporation.
•	Industry experience – Mr. Potter has held numerous executive level positions for companies focusing on renewable energies and other environmentally focused ventures.
•	Finance Experience – Mr. Potter raised and placed over $200 million of capital into early stage companies, primarily in energy, alternative energy and environmental businesses.
•	Education experience – Mr. Potter attended San Diego State University.

ANTHONY POSAWATZ has served as a director of the Company since February 2016. Mr. Posawatz has been has been an automotive industry professional for over 30 years. Since September 2013, Mr. Posawatz has served as the president and chief executive officer of Invictus iCAR, LLC, an automotive innovation consulting and advisory firm focused on assisting energy and auto clean technology companies. He served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 25 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production (beginning in 2006 as a founding member and employee #1). He currently serves as a member of several boards of directors, including INRIX, Nexeon, SAFE – Electrification Coalition, Momentum Dynamics, and Electrification Coalition. Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in Mechanical Engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

Mr. Posawatz’s qualifications are:

•	Leadership experience –Mr. Posawatz has held various executive level positions including chief executive officer of several companies and is a board member for multiple organizations.
•	Industry experience – Mr. Posawatz has led the development of several electric vehicle products and sits on the board of multiple industry organizations.
•	Finance Experience – Mr. Posawatz had profit and loss responsibilities in several organizations.
•	Education experience – Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in mechanical engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

PETER DAVIDSON has served as a director of the Company since September 2016. Mr. Davidson has been an adjunct professor at Columbia University’s School of International and Political Affairs since 2014 and a non-resident fellow at Columbia University’s Center on Global Energy Policy since 2015. In May 2013, Mr. Davidson was appointed by President Obama to serve as the executive director of the Loan Program Office (“LPO”) at the United States Department of Energy, a position he held until June 2015. At the LPO, Mr. Davidson oversaw the program’s more than $30 billion portfolio of loans and loan guarantees, making it the largest project finance organization in the United States government. Mr. Davidson was responsible for ensuring that the LPO carried out its mission to accelerate the deployment of innovative clean energy projects and domestic advanced vehicle manufacturing. Prior to leading the LPO, Mr. Davidson was the senior advisor for energy and economic development at the Port Authority of New York and New Jersey (from 2012 to 2013) and was the executive director of New York State’s economic development agency, the Empire State Development Corporation (from 2009 to 2011). From 1989 to 2014, Mr. Davidson was an entrepreneur who founded and managed several separate companies in television and radio broadcasting, outdoor advertising, and traditional and digital marketing services, with a focus on the Hispanic market. From 1986 to 1989, he was an executive in the investment banking division of Morgan Stanley & Co. Since 2001, Mr. Davidson has also been the chairman of the JM Kaplan Fund, a New York City based philanthropic organization. Under his leadership, grant making has focused on reducing New York City’s carbon footprint, supporting immigrant integration in the U.S. and archeological conservation world-wide. Mr. Davidson received his Master of Business Administration degree from Harvard University in 1986 and his Bachelor of Arts degree from Stanford University in 1981.

Mr. Davidson’s qualifications are:

•	Leadership experience – Mr. Davidson has held various executive level positions at multiple companies. Further, he has served as executive director of the Loan Program Office of the United States Department of Energy, the executive director of the Empire State Development Corporation, and is the chairman of the JM Kaplan Fund.
•	Industry experience – Mr. Davidson is a non-resident fellow at Columbia University’s Center on Global Energy Policy and the chairman of the JM Kaplan Fund, a New York City based philanthropic organization where grant making is focused on reducing New York City’s carbon footprint, supporting immigrant integration in the United States, and archeological conservation world-wide.
•	Finance Experience – Mr. Davidson has had profit and loss responsibilities in several organizations. Further, while working as the executive director of the Loan Program Office of the United States Department of Energy, he oversaw the program’s more than $30 billion portfolio of loans and loan guarantees, making it the largest project finance organization in the United States government.
•	Education experience – Mr. Davidson received his bachelor’s degree from Stanford University and a Master of Business Administration degree from Harvard University.

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

The effect of this provision in our articles of incorporation is to eliminate the rights of Envision and our stockholders (through stockholder’s derivative suits on behalf of Envision) to recover monetary damages against a director or officer for breach of his fiduciary duty of care (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (ii) above. This provision does not limit nor eliminate the rights of Envision or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s or officer’s duty of care. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling Envision pursuant to the foregoing provisions, Envision has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

We intend to establish an audit committee of the Board of Directors, which will consist of independent directors of which at least one will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee's duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles.

Compensation Committee

We currently have a compensation committee of the Board of Directors made up of one of our directors. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2016 have not been complied with on a timely basis.

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

The compensation received by our Named Executive Officers is based primarily on the levels at which we can afford to retain them and their responsibilities and individual contributions. Our compensation policy also reflects our strategy of minimizing general and administration expenses. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers. In the future, our compensation committee and Board of Directors expect to apply the compensation philosophy and policies described in this section of our annual report.

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

The Elements of Envision’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee or Board of Directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by our compensation committee and Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2016, all executive officer base salary decisions were approved by the Board of Directors.

Incentive Compensation Awards

As of December 31, 2016, the Named Executives have not been paid bonuses and our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses other than the 2016 bonus potential for the chief executive officer as defined in his employment agreement. If our revenue grows and bonuses become affordable and justifiable, we expect to use one or more of the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Envision: (1) the growth in our revenue, (2) the growth in our gross profit (3) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), (4) achievement of other corporate goals as outlined by the Board and (5) our stock price. In 2016, the chief executive officer was granted a bonus plan which provides for a bonus payment based on the Company achieving certain revenue amounts, with additional bonuses for being profitable. No such targets were achieved and no bonus has been earned to date from this plan. The Board has not adopted further performance goals or target bonus amounts, but may do so in the future. On March 29, 2017, the board of directors granted a $35,000 discretionary bonus to Mr. Wheatley. Mr. Wheatley has agreed to defer this bonus until such time as the Company has sufficient capital to fund this deferral.

Equity Incentive Awards

In order to provide an incentive to attract and retain directors, officers, and other employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, on August 10, 2011, the Board approved and caused the Company to adopt, a new equity incentive plan (the “2011 Plan”), pursuant to which 30,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. This 2011 Plan was ratified by our shareholders as a part of the 2012 annual shareholders meeting.

From January 1, 2016 through December 31, 2016, the Company issued a total of 5,380,000 stock options to a total of twelve employees including our chief executive officer. Our chief executive officer received 4,350,000 stock options exercisable for a period of ten years at an exercise price of $0.15 per share. Further, each of two directors were issued 200,000 stock options exercisable for a period of ten years at an exercise price of $0.125 per share. Additionally, a former director was issued 200,000 options, excercisable for a period of five years with an exercise price of $0.1375 per share.

During the year ended December 31, 2016, the Company released 1,152,776 shares of common stock with a per share fair value of $0.15, or $172,916 (based on the market price at the time of their respective agreements), to five directors for their service pursuant to their respective restricted stock grant agreements.

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

Separation and Change in Control Arrangements

On October 18, 2016 and effective as of January 1, 2016, the Company entered into an employment agreement with its chief executive officer. The agreement expires on January 1, 2021. The agreement provides for a payment to the chief executive officer in an amount equal to four times his annual compensation if he is terminated for reasons other than mutual agreement, his death, his breach, or upon his disability, as defined in the agreement.

There were no other employment agreements outstanding as of December 31, 2016.

Executive Officer Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services rendered in all capacities by our Chief Executive Officer and all other compensated executive officers, as determined by reference to total compensation for the fiscal year ended December 31, 2016 and 2015, who were serving as executive officers at the end of the 2016 and former executive officers, who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Deferred Stock Option All Other

Name and Principal Position	Year	Salary	Deferred Comp	Bonus	Stock Awards	Option Awards (4)	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Desmond Wheatley (1)	2016	200,000	50,000	– (5)	–	513,861 (3)	–	763,861
President and Chief	2015	200,000	–	–	–	–	–	200,000
Executive Officer

Chris Caulson (2)	2016	165,000	–	–	–	–	–	165,000
Chief Financial Officer	2015	165,000	–	–	–	–	–	165,000

___________

(1)	Mr. Wheatley joined the Company full time in December 2010 at which time he was appointed president. On August 10, 2011, Mr. Wheatley was appointed chief executive officer of the Company. In December 2016, Mr. Wheatley was named chairman of the board of directors.
(2)	Mr. Caulson joined the Company full time in November 2010. On August 10, 2011, Mr. Caulson was appointed chief financial officer of the Company.
(3)	Represents the (i) grant date fair value of 4,350,000 options to purchase Company common stock. These options were issued on October 18, 2016 and will vest; (i) 1,450,000 on October 18, 2016; (ii) 1,450,000 on January 1, 2017; (iii) 1,450,000 on January 1, 2018. See note 14 to the consolidated financial statements regarding the valuation of the options issued.
(4)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718
(5)	On March 29, 2017, the board of directors granted a $35,000 discretionary bonus to Mr. Wheatley. Mr. Wheatley has agreed to defer this bonus until such time as the Company has sufficient capital to fund this deferral.

Agreements with Executive Officers

Desmond Wheatley

The Company entered into a five year employment agreement with Mr. Wheatley on October 18, 2016, effective as of January 1, 2016. This agreement provides for an annual salary of $250,000, which will be paid (i) in twenty-four installments of $8,333.33 each on the fifteenth and last day of each month and (ii) twenty-four installments of $2,083.34, on the same dates, which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. In certain circumstances upon the Company achieving specified milestones, which are described in the agreement, Mr. Wheatley can demand payment of all or any portion of the deferred amount, and the Company must comply with such demand. All deferred amounts will be evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $0.15 per share (subject to appropriate adjustment in the event of stock dividends, stock splits, recapitalizations, and similar extraordinary transactions) at any time in whole or in part at Mr. Wheatley’s discretion, with a maturity date of December 31, 2020. Additionally, pursuant to the agreement, on October 18, 2016, Mr. Wheatley was granted 4,350,000 stock options to purchase 4,350,000 shares of the Company’s common stock pursuant to the Company’s 2011 Stock Incentive Plan, exercisable at an exercise price of $0.15 per share for a period of ten years from the date of grant, vesting as follows: 1,450,000 on October 18, 2016, 1,450,000 on January 1, 2017, and 1,450,000 on January 1, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding incentive equity awards as of December 31, 2016, for each named executive officer:

Name	Number of securities underlying unexercised options – number exercisable		Number of securities underlying unexercised options – number unexercisable	Option exercise price ($)	Option expiration date
Desmond Wheatley	4,320,000	(1)	–	$0.27	August 9, 2021
Desmond Wheatley	1,450,000	(2)	2,900,000	$0.15	October 17, 2026

Chris Caulson	2,700,000	(3)	–	$0.27	August 9, 2021

______________

(1)	On August 10, 2011, Mr. Wheatley received 4,320,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.
(2)	On October 18, 2016, Mr. Wheatley was granted 4,350,000 stock options to purchase 4,350,000 shares of the Company’s common stock pursuant to the Company’s 2011 Stock Incentive Plan, exercisable at an exercise price of $0.15 per share for a period of ten years from the date of grant, vesting as follows: 1,450,000 on October 18, 2016, 1,450,000 on January 1, 2017, and 1,450,000 on January 1 2018.
(3)	On August 10, 2011, Mr. Caulson was granted 2,700,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2016.

Director Compensation

The following table sets forth all compensation paid, distributed, or accrued for services rendered in the capacities of non-executive Board members.

Name	Fees earned or cash paid	Year	Option Awards ($)(1)		Stock Awards ($)(2)		All other compensation	Total ($)
Jay Potter	–	2016	20,050	(3)	50,000	(4)	–	70,050
	–	2015	–		–		–	–

Anthony Posawatz	–	2016	–		45,833	(5)	–	45,833

Peter Davidson	–	2016	–		18,750	(6)	–	18,750

John Evey	–	2016	20,050	(3)	37,500	(4)	–	57,550
	–	2015	–

Don Moody	–	2016	–		20,833	(7)	–	20,833
	–	2015	–		41,666	(7)	–	41,666

Robert Noble (8)	–	2016	15,493	(3)	–		–	15,493
	–	2015	–		–		–	–

Paul Feller	–	2015	–		10,416	(9)	–	10,416

Jack Schneider	–	2015	–		–		–	–

All Directors as a Group	–	2016	55,593		172,916		–	228,509
	–	2015	–		52,082		–	52,082

________________

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.
(2)	This represents the value of stock released to the director during the identified period which is a portion of a larger multiple year award issued to the director for applicable multiple year services.
(3)	On February 12, 2016, the Company issued 200,000 nonqualified stock options pursuant to our 2011 Plan to each of these non-executive directors that served as directors during 2015, other than Mr. Moody. These options were granted as compensation for the services provided in 2015, and vested immediately.
(4)	On February 12, 2016, the board of directors approved a compensation program, effective January 1, 2016, for two non-executive directors, Mr. Jay Potter and Mr. John Evey, that did not already have pre-existing compensation arrangements with the Company. Each director received 1,000,000 restricted shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, pursuant to a restricted stock grant agreement. The shares vested 1/12 at the end of each calendar quarter over a three year period, so long as such director serves as a director of the Company. The Company issued and released 249,999 of these shares, with a value of $37,500, during the twelve month period ended December 31, 2016 to John Evey. Mr. Evey’s services as a director terminated in December 2016. The Company issued and released 333,333 of these shares, with a value of $50,000, during the twelve month period ended December 31, 2016 to Jay Potter. Effective as of December 31, 2016, Mr. Potter agreed to terminate his rights to 666,667 unvested restricted shares of the Company’s common stock under his Restricted Stock Grant Agreement, dated February 12, 2016, in consideration for which the Company granted to Mr. Potter 750,000 restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the date of grant, issuable quarterly on the last day of each calendar quarter (the first vesting is scheduled to occur on January 31, 2017 and be for 20,833 shares and the first issuance is scheduled to occur on March 31, 2017 and be for 62,499 shares) so long as Mr. Potter serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company will also grant an additional 750,000 restricted shares of the Company’s common stock to Mr. Potter to vest in the future from time to time, based on Mr. Potter achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date.

(5)	On February 19, 2016, Mr. Anthony Posawatz accepted an appointment as a new director of the Company. In consideration for Mr. Posawatz’s acceptance to serve as a director of the Company, the Company granted Mr. Posawatz 1,000,000 restricted shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, vesting according to the following vesting schedule: 27,777 per month over a 36 month period commencing on March 31, 2016, issuable on the last day of each calendar quarter so long as Mr. Posawatz serves as a director of the Company, subject to the grantee’s right to waive vesting and issuance on a quarterly basis (the “original Posawatz RSA”). During the twelve months ended December 31, 2016, the Company released 305,556 shares of common stock with a per share fair value of $0.15, or $45,833 (based on the market price at the time of the agreement), to Mr. Posawatz pursuant to the Original Posawatz RSA. Effective as of December 31, 2016, Mr. Posawatz agreed to terminate his rights to 694,444 unvested restricted shares of the Company’s common stock under the original Posawatz RSA, in consideration for which the Company granted to Mr. Posawatz 750,000 restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the date of grant, issuable quarterly on the last day of each calendar quarter (the first vesting was scheduled to occur on January 31, 2017 and be for 20,833 shares and the first issuance is scheduled to occur on March 31, 2017 and be for 62,499 shares) so long as Mr. Posawatz serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company will also grant an additional 750,000 restricted shares of the Company’s common stock to Mr. Posawatz to vest in the future from time to time, based on Mr. Posawatz achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date.
(6)	On September 8, 2016, Mr. Peter W. Davidson accepted an appointment as a new director of the Company. In consideration for Mr. Davidson’s acceptance to serve as a director of the Company, the Company granted to Mr. Davidson 750,000 restricted shares of its common stock with a per share value of $0.15 (based on contemporaneous cash sales process) or $112,500, vesting according to the following vesting schedule: 62,500 shares or pro rata portion thereof per calendar quarter over a 36 month period commencing on September 30, 2016, issuable on the last day of each calendar quarter so long as Mr. Davidson serves as a director of the Company (the “Original Davidson RSA”). During the twelve months ended December 31, 2016, the Company released 125,000 shares of common stock with a per share fair value of $0.15, or $18,750 (based on the market price at the time of the agreement), to Mr. Davidson pursuant to the Original Davidson RSA. Effective as of December 31, 2016, Mr. Davidson agreed to terminate his rights to 625,000 unvested restricted shares of the Company’s common stock under the Original Davidson RSA in consideration for which the Company granted to Mr. Davidson 750,000 restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the date of grant, issuable quarterly on the last day of each calendar quarter (the first vesting was scheduled to occur on January 31, 2017 and be for 20,833 shares and the first issuance is scheduled to occur on March 31, 2017 and be for 62,499 shares) so long as Mr. Davidson serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company will also grant an additional 750,000 restricted shares of the Company’s common stock to Mr. Davidson to vest in the future from time to time, based on Mr. Davidson achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date.
(7)	On July 11, 2014, Mr. Don Moody accepted an appointment as a new director of the Company effective July 11, 2014. In consideration for Mr. Moody’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 138,888 of these shares, with a value of $20,833, during the nine month period ended September 30, 2016. The Company issued and released 277,776 of these shares, with a value of $41,666, during the twelve month period ended December 31, 2015. The Company issued and released 305,560 of these shares, with a value of $45,834, during the twelve month period ended December 31, 2014. Mr. Moody resigned from the Board effective September 8, 2016.
(8)	Mr. Noble resigned as a director on December 24, 2015.
(9)	On January 23, 2014, Mr. Paul H. Feller accepted an appointment as a new director of the Company effective January 23, 2014. In consideration for Mr. Feller’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on January 24, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on March 31, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 69,444 of these shares, with a value of $10,416, during the twelve month period ended December 31, 2015. Mr. Feller resigned as a director on April 30, 2015.
(10)	On April 2, 2014, Mr. John “Jack” Schneider accepted an appointment as a new director of the Company effective April 2, 2014. In consideration for Mr. Schneider’s acceptance to serve as a director of the Company, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on April 2, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on June 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. Mr. Schneider resigned from the Board on March 5, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 23, 2017 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or become exercisable within 60 days of March 23, 2017 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 5660 Eastgate Drive, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (2)
Jay Potter	7,885,387	(3)	6.26%
Desmond Wheatley	7,220,000	(4)	5.47%
Chris Caulson	2,700,000	(5)	2.12%
Peter Davidson	458,333	(6)	0.37%
Anthony Posawatz	305,556	(7)	0.25%
Keshif Ventures, LLC	38,293,312	(8)	29.12%
All officers and directors as a group (5 persons)	18,569,276		13.66%

____________

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise by such person of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 23, 2017.
(2)	Based on 124,818,478 shares of our common stock outstanding as of March 23, 2017.
(3)	Includes 4,236,940 shares of common stock, of which 3,112,440 shares were acquired in a non-issuer transaction, and 2,454,078 shares of common stock issued to GreenCore Capital LLC for which Mr. Potter is managing member and of which 1,000,000 of such shares were acquired in a nonissuer transaction. Includes 1,000,000 shares of common stock issuable upon the exercise of options, 194,369 shares of common stock issuable upon the exercise of warrants.
(4)	Includes 5,770,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days of March 23, 2017.
(5)	Includes 2,700,000 shares of common stock issuable upon exercise of options which are currently exercisable or exercisable within 60 days of March 23, 2017.
(6)	Includes 125,000 shares released to the Director representing the earned portion of a stock grant for a three year term of board service.
(7)	Includes shares released to the Director representing the earned portion of a stock grant for a three year term of board service.
(8)	Includes 31,626,646 shares of common stock, and 6,666,666 shares of common stock issuable upon the exercise of warrants which are currently exercisable or exercisable within 60 days of March 23, 2017. The address of this shareholder is 990 Highland Drive, Suite 314, San Diego CA. 92075

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2016, the Company made cash payments totaling $69,500, and issued 464,115 shares of the Company’s common stock with a total value of $69,603 to GreenCore Capital LLC (“GreenCore”) for professional services provided to the Company as set forth in that certain consulting agreement by and between GreenCore and the Company, dated March 28, 2014. Additionally, as of December 31, 2016, the Company has an accounts payable balance of $27,000 owed to Greencore. Jay Potter, our director, is the managing member of GreenCore.

On February 12, 2016, the Company issued 200,000 stock options to each of the three non-executive directors that served as a director during 2015, other than Mr. Moody, for a total of 600,000 stock options.  These options were granted as compensation for services provided in 2015, vested upon grant, and were valued using the Black-Scholes option pricing methodology.  Jay Potter and John Evey each received 200,000 options exercisable at a price of $0.125 per share for a period of 10 years from the date of grant, with a combined total valuation of $40,100.  Robert Noble received 200,000 options exercisable at a price of $0.1375 per share for a period of 5 years from the date of grant for a total valuation of $15,493.

On February 12, 2016, the Board approved a compensation program, effective January 1, 2016, for two non-executive directors that did not otherwise have pre-existing compensation arrangements with the Company.  Each director received 1,000,000 shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000 pursuant to a restricted stock grant agreement. The shares vest 1/12 at the end of each calendar quarter over a three year period, so long as such director serves as a director of the Company. During the twelve months ended December 31, 2016, we issued 583,332 shares of common stock to two directors pursuant to this program. One of the restricted stock grant agreements terminated on December 19, 2016. The other restricted stock grant agreement was amended on December 31, 2016. Pursuant to this amendment all rights to the unvested restricted shares of the Company's common stock under the restricted stock grant agreement were terminated, in consideration for which a new restricted stock grant agreement for 750,000 shares of the Company’s common stock was issued

During the year ended December 31, 2016, the Company released 1,152,776 shares of common stock with a per share fair value of $0.15, or $172,916 (based on the market price at the time of the agreement), to five directors for their service as defined in their respective restricted stock grant agreements. The payments were expensed at issuance.

On or about December 31, 2016, Mr. Jay S. Potter, Mr. Anthony Posawatz, and Mr. Peter Davidson, all directors of the Company, each entered into an amendment to their respective restricted stock agreements with the Company (each an “Amendment”). Pursuant to the amendments, each director agreed to terminate his rights to unvested restricted shares of the Company’s common stock under their outstanding respective restricted stock agreements, in consideration for which the Company granted to each director 750,000 restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the date of grant, issuable quarterly on the last day of each calendar quarter (the first vesting is scheduled to occur on January 31, 2017 and be for 20,833 shares and the first issuance is scheduled to occur on March 31, 2017 and be for 62,499 shares) so long as each director serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company also agreed to grant an additional 750,000 restricted shares of the Company’s common stock to each director to vest in the future from time to time, based on achievement of certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. No such criteria were established as of December 31, 2016, nor the date of this Report.

During the year ended December 31, 2016, and in consideration for the continuing guaranty of the Company’s obligations extended under a line of credit, the Company issued 147,493 shares of its common stock or $22,123 to Keshif Ventures LLC, a related party by virtue of its ownership of more than 10% of the Company’s common stock outstanding, pursuant to a stock purchase agreement. Additionally, during the year ended December 31, 2016, pursuant to a private placement, Keshif Ventures LLC purchased 3,333,333 shares of common stock for cash, at a purchase price of $0.15 per share or $550,000.

In 2016, the Company entered into two nonexclusive, best efforts selling agreements with LightPath Capital, Inc., a FINRA registered broker-dealer, 50% of which is owned by one of the legal counsel to the Company. The selling agreements relate to a previous private placement as well as a current private placement of common stock being conducted by the Company to raise up to $4,050,000 of capital. Under the agreements, LightPath is entitled to a selling commission of 8% of total capital raised by it, and warrants to purchase our common stock at $0.15 per share for up to 5% of the number of shares of common stock sold by LightPath in the offerings.

In June 2015, Gemini Master Fund Ltd sold a 70.0066819% stake in its’ convertible promissory note to Robert Noble, our past Chairman in a private transaction (“Note”). During the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this Note. Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with Greencore (the “Optionee”), pursuant to which the Optionee had the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016, which date was subsequently extended. During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed pursuant to which the Note and 11,587,440 shares of our common stock owned by Mr. Noble were acquired by a group of shareholders, some of whom are related parties to the Company. Keshif Ventures, LLC obtained a 49.3% stake in the outstanding Note balance. At December 31, 2016, the remaining Note had a balance of $600,000, and accrued interest of $96,009 which is included in accrued expenses. Subsequent to December 31, 2016 and effective as of February 15, 2017, the Company received conversion notices from all the current Note holders to convert the entire principal balance of the Note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share. As a part of this transaction, Keshif Ventures LLC, a related party, received 2,315,940 shares based on its ownership percentage of the Note.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in 2016 and 2015 were approved by the Board of Directors. The following table shows the fees for the years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees (1)	$60,500	$57,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

________________________

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2016 and 2015.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2016 and 2015.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Board of Director’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services and tax related services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and December 31, 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

None

The following exhibits are included with this filing:

3.	Exhibits

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)

10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	Restricted Stock Agreement between the Company and Paul H. Feller, dated January 23, 2014(7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits
10.26	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015(9)
10.27	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015(9)
10.28	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015(9)
10.29	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015(9)
10.30	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015(9)
10.31	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (10)
10.32	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (11)
10.33	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016 (12)
10.34	Amendment to Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (13)
10.35	Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (13)
10.36	Amendment to Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (13)
10.37	Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (13)
10.38	Amendment to Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (13)
10.39	Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (13)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_________________________________

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 9, 2011.
(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, filed on March 28, 2012.
(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 11, 2013.
(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 16, 2013.
(7)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 28, 2014.
(8)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 26, 2014.
(9)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 5, 2015.
(10)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 26, 2016.
(11)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 14, 2016.
(12)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated October 20, 2016.
(13)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 6, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman (Principal Executive Officer)

By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay S. Potter	Dated: March 31, 2017
Jay S. Potter, Director

By:	/s/ Peter Davidson	Dated: March 31, 2017
Peter Davidson, Director

By:	/s/ Anthony Posawatz	Dated: March 31, 2017
Anthony Posawatz, Director

