Form 10-Q
period 2017-03-31
Envision Solar International, Inc.
filed 2017-05-15
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2017

Commission File Number 000-53204

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of May 10, 2017 was 125,540,280.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$45,168	$8,568
Accounts Receivable, net	467,801	1,161,064
Prepaid and other current assets	110,593	94,167
Inventory, net	352,682	271,802
Total Current Assets	976,244	1,535,601

Property and Equipment, net	273,444	293,041

Other Assets
Debt issue costs, net	–	800
Patents, net	74,192	73,370
Deposits	154,778	154,778
Total Other Assets	228,970	228,948

Total Assets	$1,478,658	$2,057,590

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$698,044	$873,012
Accrued Expenses	500,269	430,433
Sales Tax Payable	18,359	50,181
Deferred Revenue	115,980	75,323
Line of Credit - Current Portion	166,667	1,000,000
Convertible Notes Payable -Related Parties	169,116	724,616
Notes Payable	43,033	43,033
Auto Loan - Current Portion	9,477	9,337
Convertible Note Payable	100,000	100,000
Embedded Conversion Option Liability	–	107,081

Total Current Liabilities	1,820,945	3,413,016

Long-term Portion of Line of Credit	833,333	–
Long-term Portion of Auto Loan	27,262	29,678
Total Liabilities	2,681,540	3,442,694

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 outstanding as of March 31, 2017 and December 31, 2016, respectively	–	–
Common Stock, $0.001 par value, 490,000,000 shares authorized, 125,205,978 and 120,105,418 shares issued or issuable and outstanding at March 31, 2017 and December 31, 2016, respectively	125,206	120,105
Additional Paid-in-Capital	34,526,934	33,730,240
Accumulated Deficit	(35,855,022)	(35,235,449)

Total Stockholders' Deficit	(1,202,882)	(1,385,104)

Total Liabilities and Stockholders' Deficit	$1,478,658	$2,057,590

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2017	2016

Revenues	$370,689	$345,919

Cost of Revenues	374,543	391,680

Gross Loss	(3,854)	(45,761)

Operating Expenses (including stock based compensation expense of $69,486 and $120,264 for the three months ended March 31, 2017 and 2016, respectively)	668,989	483,634

Loss From Operations	(672,843)	(529,395)

Other Income (Expense)
Other Income	170	106
Loss on Debt Settlement	–	(1,286)
Interest Expense	(53,981)	(60,864)
Change in fair value of embedded conversion option liability	107,081	(145,853)
Total Other Income (Expense)	53,270	(207,897)

Loss Before Income Tax	(619,573)	(737,292)

Income Tax Expense	–	–

Net Loss	$(619,573)	$(737,292)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding- basic and diluted	122,413,803	107,630,852

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(619,573)	$(737,292)
Adjustments to Reconcile Net loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	17,475	47,332
Shares issued for services	30,375	61,749
Loss on debt settlement	–	1,286
Compensation expense related to grant of stock options	39,111	58,515
Change in fair value of embedded conversion option liability	(107,081)	145,853
Amortization of debt issue costs	800	27,871
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	693,263	669,619
Prepaid expenses and other current assets	(13,478)	(22,886)
Inventory	(54,231)	(163,882)
Costs and estimated earnings in excess of billings on uncompleted contracts	–	(25,951)
Deposits	–	26,062
Increase (decrease) in:
Accounts payable	(174,968)	(186,289)
Accrued expenses	150,429	38,695
Convertible note payable issued in lieu of salary - related party	47,500	–
Sales tax payable	(31,822)	(97,469)
Deferred revenue	40,657	(123,820)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,457	(280,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,219)	–
Funding of patent costs	(962)	(14,500)
NET CASH USED IN INVESTING ACTIVITIES	(4,181)	(14,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	30,000	325,000
Payments of offering costs related to sale of common stock	(2,400)	(23,600)
Borrowings on line of credit	–	200,000
Repayments on convertible notes payable	(3,000)	(3,000)
Repayments of auto loan	(2,276)	(2,130)
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,324	496,270

NET INCREASE IN CASH	36,600	201,163

CASH AT BEGINNING OF PERIOD	8,568	32,451

CASH AT END OF PERIOD	$45,168	$233,614

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,412	$10,594
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$21,168	$31,752
Depreciation capitalized into inventory	$5,481	$5,501
Prepaid insurance financed by a third party	$31,250	$24,116
Shares issued for debt conversion	$704,709	$–

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, invents, designs, and manufactures solar powered products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure, out of home advertising infrastructure, and energy security and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, media and branding, and energy security which management believes are attractive, rapidly deployed, and of the highest quality. Management believes that the Company’s chief differentiator is its ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (“DOOH”) media.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2017 and 2016, and our financial position as of March 31, 2017, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016. The December 31, 2016 consolidated balance sheet is derived from those statements.

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

March 31, 2017

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2017. As of March 31, 2017, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of March 31, 2017, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	34%
Customer B	19%
Customer C	18%
Customer D	15%

Concentration of Revenues

For the three months ended March 31, 2017, customers that each represented more than 10% of our net revenues were as follows:

Customer A	39%
Customer B	24%
Customer C	17%
Customer D	13%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2017 and December 31, 2016 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and short term loans, are carried at historical cost basis. At March 31, 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 6 for further discussion of fair value measurements.)

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Revenue Recognition

Revenues are primarily derived from the direct sales of products. Revenues may also consist of design fees for the design of solar systems and arrays, and revenues from sales of professional services.

Revenues from leases, design services and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer.

Any deposits received from a customer prior to delivery of the purchased product and additionally, monies received for leases prior to a given lease period, are accounted for as deferred revenue on the balance sheet. At March 31, 2017 and December 31, 2016, deferred revenue amounted to $115,980 and $75,323 respectively. At March 31, 2017, the Company has received partial deposits for three undelivered EV ARC™ units and an initial deposit to plan and manufacture two Solar Tree® units.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2017, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Patents

The company believes it is in a position to achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied, all accumulated administrative costs will be expensed in the period. Patent amortization expense was $140 in each of the three month periods ended March 31, 2017 and March 31, 2016.

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

March 31, 2017

(Unaudited)

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

Convertible notes payable that are convertible into 1,816,875 common shares, options to purchase 18,917,007 common shares and warrants to purchase 16,716,745 common shares were outstanding at March 31, 2017. These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2017 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2017 and 2016, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

ASU 2017-01

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-01: "Business Combinations (Topic 805)- to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2017-04

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-04: "Intangibles - Goodwill and Other (Topic 350)” - to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2017-05

In February 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-05: "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets(Subtopic 610-20)” - to clarify the scope of Subtopic 610-20, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets”, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

ASU 2017-08

In March 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-08: “Receivables – Non-Refundable fees and Other Costs (Subtopic 310-20)” to amend the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period for the premium to the earliest call date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

March 31, 2017

(Unaudited)

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2017, the Company had a net loss of $619,573. Additionally, at March 31, 2017, the Company had a working capital deficit of $844,701, an accumulated deficit of $35,855,022 and a stockholders’ deficit of $1,202,882. It is Management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this report.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional operating and working capital through a combination of private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek out sales contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that are currently due or become due later in 2017.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

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

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists approximately of the following:

	March 31,	December 31,
	2017	2016
Finished Goods	$–	$22,375
Work in Process	327,462	164,915
Raw Materials	33,821	93,113
Inventory Allowance	(8,601)	(8,601)
Total Inventory	$352,682	$271,802

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	March 31, 2017	December 31, 2016
Accrued vacation	$139,874	$136,410
Accrued interest	147,748	235,776
Accrued loan guaranty	31,250	8,333
Accrued rent	45,659	26,091
Accrued commissions	7,479	18,828
Accrued insurance financing	31,250	–
Other accrued expenses	97,009	4,995
Total accrued expenses	$500,269	$430,433

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Under the terms of the LSA, the Bank received a commitment fee of $2,500, reimbursement of Bank expenses for documentation of $10,000, and a reimbursement of filing fees amounting to $1,836. These fees were recorded as Debt Issue Costs on the accompanying balance sheet and were amortized over the initial one year term of the line of credit.

As a condition to the extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party shareholder with more than 10% of the outstanding stock of the Company, agreed to guarantee all of the Company’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between Bank and Keshif (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Company’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement (“Subordination Agreement”). In consideration for the Guaranty, Envision issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 (the “Shares”) to Keshif pursuant to a stock purchase agreement (“SPA”). These shares, along with legal costs associated with the issuance of this guaranty amounting to $11,435, were recorded as Debt Issue Costs in the accompanying balance sheet and were amortized over the initial one year term of the line of credit. Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 29, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. Related to this guaranty, as of October 29, 2016, the Company issued 147,493 shares of its common stock valued at $0.15 per share, or $22,123, and expensed this over the six month Measurement Period of the Guaranty. The Company recorded a gain on debt settlement of $2,877 on this transaction. Further related to the Guaranty, in April 2017, the Company expects to issue 234,302 shares of its common stock representing $37,500 of obligation and is expensing this over the current six month Measurement Period of the Guaranty. The Company has accounted for an accrued loan guaranty expense amounting to $31,250 that is recorded in accrued expenses on the accompanying balance sheet (See Note 4, Note 9, and Note 12).

Additionally, the Company issued a side letter to Keshif (the “Side Letter”), which in addition to confirming Keshif’s entitlement to the Shares, provided certain contractual rights to Keshif in consideration for the Guaranty, including a covenant by the Company to provide financial statements and other periodic reports to Keshif, an agreement to reimburse Keshif for payments made by Keshif to the Bank in accordance with the Guaranty (“Reimbursement Obligation”), and the grant of a security interest, subordinated to the Bank under the Subordination Agreement, to secure the Reimbursement Obligation. Keshif also has the right under the Side Letter to invite one representative to attend all meetings of Envision’s Board of Directors and, in the event Envision is unable to meet its obligations under the LSA, Keshif will immediately become entitled to elect one member to Envision’s Board of Directors.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Effective March 30, 2017, the Company entered into an additional amendment to the LSA with Silicon Valley Bank as it relates to this debt. The amendment (i) extends the maturity date to March 1, 2020, (ii) increases the line to an aggregate principal amount of $1,500,000, and (iii) changes the payment terms requiring monthly interest only payments through December 2017, and starting January 1, 2018, the Company shall repay the balance outstanding in twenty-seven equal monthly principal payments in addition to the monthly accrued interest.

As of March 31, 2017, the line of credit has a short-term portion of $166,667 and a long-term portion of $833,333. Subsequent to March 31, 2017, and on April 7, 2017, the additional $500,000 was funded to the Company pursuant to this LSA. As of April 7, 2017, there is no additional credit available to the Company under this LSA.

6.	CONVERTIBLE NOTES PAYABLE - RELATED PARTIES AND FAIR VALUE MEASUREMENTS

As of March 31, 2017, the following summarizes amounts owed under short-term convertible notes –related parties:

Amount
Evey Note	$71,616
Wheatley Note	97,500
$169,116

Evey Note

Prior to fiscal 2011, the Company was advanced monies by John Evey, our former director, and executed a 10% convertible promissory note which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the Gemini Master Funds notes. Through a series of amendments, the conversion price of the convertible note was reduced to $0.20 and the maturity date was extended to December 31, 2017.

Although as of December 31, 2016, Mr. Evey is no longer a director, because he was our Chairman and a related party since 2010, we have continued to classify this note as a Convertible Note Payable - related parties in the accompanying balance sheet. For the three month period ended March 31, 2017, the Company made principal payments totaling $3,000. The balance of the note as of March 31, 2017 is $71,616 with accrued interest amounting to $52,073 which is included in accrued expenses (See note 4). The note continues to bear interest at a rate of 10%.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of March 31, 2017, is $97,500 with accrued and unpaid interest amounting to $3,772 which is included in accrued expenses (See Note 4).

Gemini Master Fund Third Amended and Restated Secured Bridge Note – Current Group

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

Through a series of amendments, the Company modified terms of all notes so that the terms of these notes became equivalent. Further, the interest rates were reduced to 10%; the conversion prices were reduced to $0.15; and the terms were extended to June 30, 2015 and the beneficial holder ceiling was increased to 9.9%. No other terms of the notes were modified.

In February 2014, Gemini converted $550,000 of principal convertible debt, and all accrued interest through 2013, and further, the accrued interest through the conversion date for the converted debt, totaling $155,161 into 4,701,076 shares of common stock of the Company (3,666,666 shares for principal and 1,034,410 for interest) at the contracted conversion price of $0.15 per share.

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

Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with Greencore Capital LLC (“GreenCore”), a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee had the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016, which date was subsequently extended. The Company had consented to the original Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company’s intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option was exercised in full and Mr. Noble complies with it, the Company agreed to extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and agreed to reduce the exercise price of such Warrants from $0.24 to $0.20 per share.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed whereas the convertible note and the “Noble” shares were ultimately obtained by a group of various shareholders, some of which are related parties to the Company. As the note was partially held by a related party shareholder at the end of 2016 and was held by other related party shareholders during its existence, the note was classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets.

Effective as of February 15, 2017, the Company received conversion notices from all the current note holders effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note (See Note 10).

At March 31, 2017, there is no outstanding balance owed for this convertible note.

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

As of February 15, 2017, the balance of the convertible note payable was converted into common stock and there is no continuing embedded conversion option liability.

The following is a summary of activity of Level 3 liabilities for the three month period ended March 31, 2017:

Balance December 31, 2016	$107,081
Change in Fair Value	(107,081)
Balance March 31 2017	$–

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Through a series of amendments, the term of the note was extended until December 31, 2016, and waived, through December 31, 2015, the requirement to pay down the note with financing proceeds received by the Company.

As of March 31, 2017, the note was past due and has a balance of $100,000 with accrued and unpaid interest amounting to $72,685 which is included in accrued expenses (See Note 4).

8.	NOTE PAYABLE AND AUTO LOAN

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

As of March 31, 2017, the note was past due and had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $19,219 which is included in accrued expenses (See Note 4).

Auto Loan

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of March 31, 2017, the loan has a short-term portion of $9,477 and a long term portion of $27,262.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expires in August 2020 which is the same term of the master lease for which the Company is the subtenant. Monthly lease payments range from $40,000 per month currently increasing to $50,619 per month for the final year of the lease.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Related to the Guaranty issued by Keshif whereas Keshif guaranteed the Company’s obligations under the LSA with Silicon Valley Bank, the Company is obligated to issue additional shares of its common stock based on the formula as defined in the stock purchase agreement signed with Keshif. The Company is obligated to issue 234,302 shares of its common stock in April 2017 with a contractual value of $37,500. The value of this share issuance is being expensed over the current Measurement Period of the Guaranty maturing on April 29, 2017 (See Note 4, Note 5, and Note 12).

10.	COMMON STOCK

Stock Issued in Cash Sales

During the three months ended March 31, 2017 pursuant to a private placement, the Company issued 200,000 shares of common stock for cash with a per share price of $0.15 per share or $30,000 and the Company incurred $2,400 of capital raising fees that were paid in cash and charged to additional paid-in-capital. Additionally, the Company is obligated to issue 10,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants.

Stock Issued for Services

During the three months ended March 31, 2017, as payment for professional services provided, the Company issued 15,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $2,250. These shares were fully earned, and were expensed, upon issuance.

Stock Issued in Conversion of Convertible Debt

During the three months ended March 31, 2017, and effective as of February 15, 2017, the Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of a certain convertible note (See Note 6).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Director Compensation

During the three month period ended March 31, 2017, the Company released 187,500 shares of common stock with a per share fair value of $0.15, or $28,125 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 12). As of March 31, 2017, there were 2,062,500 unreleased shares of common stock representing $309,375 of unrecognized restricted stock grant expense related to these Restricted Stock Grant Agreements.

11.	STOCK OPTIONS AND WARRANTS

Stock Options

There were no stock options issued during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company recorded stock option based compensation of $39,111 related to prior grants. As of March 31, 2017 there is $152,870 of unrecognized stock option based compensation expense that will be recognized over the next three years.

Warrants

There was no warrant activity during the three months ended March 31, 2017. However, pursuant to a private placement, the Company is obligated to issue 10,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering. There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants.

12.	RELATED PARTY TRANSACTIONS

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 originally due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2017. During the three month period ended March 31, 2017, the Company made principal payments totaling $3,000 on this note. The balance of the note as of March 31, 2017 is $71,616 with accrued interest amounting to $52,073 (See Note 6). Although as of December 31, 2016, Mr. Evey is no longer a director, because he was our Chairman and a related party since 2010, we have continued to classify this note as a Convertible Note Payable - related parties in the accompanying balance sheet.

In June 2015, Gemini Master Fund Ltd sold a 70.0066819% stake in its’ note to Robert Noble, our former Chairman and former owner of over 10% of our outstanding common stock, in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. In regards to the note for Mr. Noble, he agreed to an extension of his note to March 31, 2016. During the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time until March 31, 2016. This date was subsequently extended. The Company consented to the Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option was exercised in full and Mr. Noble complied with it, the Company would extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and will reduce the exercise price of such Warrants from $0.24 to $0.20 per share (See Note 6). During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed whereas the convertible note and the “Noble” shares were ultimately obtained by a group of various shareholders, some of which are related parties to the Company. As the note was partially held by a related party shareholder at the end of 2016 and was held by other related party shareholders during its existence, the note was classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets. Effective as of February 15, 2017, the Company received conversion notices from all the current note holders effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note. Of these shares, 2,315,940 shares were issued to Keshif Ventures, LLC, a related party by virtue of owning more than 10% of the Company’s stock.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

During the three months ended March 31, 2017, the Company released 187,500 shares of common stock valued at $0.15 per share (based on the share value at the time of their agreements) or $28,125, to three directors under their respective agreements. These payments were expensed at issuance (See Note 10).

13.	SUBSEQUENT EVENTS

Subsequent to March 31, 2017, pursuant to a private placement, the Company issued to one shareholder a total of 100,000 shares of common stock for cash at $0.15 per share or $15,000. The Company incurred $1,200 of capital raising fees that were paid in cash and charged to additional paid-in capital. Related to these sales, the Company is further obligated to issue 5,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants.

Related to the Guaranty issued by Keshif whereas Keshif guaranteed the Company’s obligations under the LSA with Silicon Valley Bank, as of April 30, 2017, the Company issued 234,302 shares of its common stock with a contractual value of $37,500. The value of this share issuance is being expensed over the current Measurement Period of the Guaranty currently maturing on April 29, 2017 (See Note 5 and Note 9). The Company will record a gain on conversion of $2,355 related to this transaction.

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

Overview

We believe Envision differentiates itself from many other companies involved in the solar industry through its use of portable and fixed solar energy production as an enabler of valuable amenities and services through its products in locations where it is either too expensive, difficult, or environmentally impactful to connect to the utility grid. Rather than competing with utilities and other solar companies to produce cheaper electricity, the Company instead creates unique and proprietary products which use solar as a source of energy to enable valuable service and amenities in rapidly growing markets. Envision invents, designs, manufactures, and sells solar powered products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure, out of home advertising platforms, and energy security and disaster preparedness. We focus on creating renewably energized platforms for electric vehicle (“EV”) charging, media and branding, and energy security which management believes are attractive, rapidly deployable, and of the highest quality. Management believes that a chief differentiator is our ability to invent, design, engineer, and manufacture solar powered products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value including: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility “green-halo” branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through sales of digital out of home (“DOOH”) media. Our products can qualify for various federal, state and local incentives which could significantly reduce final out-of-pocket costs from our selling price for eligible customers.

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

Leveraging the structural and technological attributes of its existing products, the Company has developed and patented a product called EV ARC™. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments. Until the introduction of the EV ARC™, the deployment of EV chargers could be hindered by complications in the site acquisition processes caused by the complicated and invasive requirements to fulfill the fixed installation. Each typical competing EV charger requires a pedestal which is typically mounted to a poured concrete foundation requiring excavation. Fixed chargers also typically require a trench run to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements can be expensive and may slow, or prevent entirely, the deployment of large numbers of typical fixed format chargers. When an EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges, and at times, more expensive demand charges. Landlords, corporations, venues, and other hosts often do not perceive enough value creation in the deployment of a fixed EV charger, and as such, may not be inclined to grant permission to the service providers who approach them, or to install EV chargers at their own expense for their employees and guests, because the costs and disruption associated with grid tied chargers can be prohibitive.

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works and can be deployed in minutes. Its high traction ballasted base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. An electrical cabinet integrated into the unit houses various components enabling the conversion of sunlight to electricity which is stored in on-board batteries, and delivers that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ can operate day and night. An EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Further, the EV ARC™ can be remotely monitored through a cellular data connection for energy production and the state of health of its vital components. The EV ARC™ has been successfully deployed in California, New York, Colorado, Brazil, the Virgin Islands, and Spain and for customers such as Caltrans, Google, New York City, Genentech, Johnson and Johnson, and the Department of Energy.

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

EV ARC™ products also provide a highly reliable source of energy that is not susceptible to grid interruptions. Because an EV ARC™ has on-board energy storage, it can be used as a disaster preparedness tool. It is a reliable back up source of energy in times of emergency or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow only a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to connect, safely to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable and a cleaner source of energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator requires and there is less chance that it will not be operational in times of emergency since the first responders are not required to start it or fill it with fuel. We believe, and we have been told by our customers and prospects, that the triple use of EV charging, digital outdoor advertising, and emergency energy production make the EV ARC™ an extremely compelling value proposition.

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

In September 2016, New York City released an Invitation to Bid (“ITB”) for EV charging infrastructure. The ITB specified Envision Solar’s EV ARC™ product. When submitting our response, we attended the bid opening where Envision was the only respondent. As of March 2017, we were issued a contract from the city allowing government agencies to order our product. As of May 2017, we have begun to receive orders for which we will start executing during the second quarter of 2017. Although there are no guaranties as to sales volumes related to this contract, we believe that this could lead to significant volumes in product sales.

In the current stage of the production evolution for the EV ARC™ with low production volumes, the Company believes the appropriate selling price point to be lower than the actual costs of production. The Company has been successful in reducing certain direct costs and believes it will continue to be successful in reducing other direct costs in the upcoming year. As long as unit sales are sufficient to overcome certain fixed overhead costs shared amongst the produced products, and we sustain the trend of reducing our costs through continued production economies of scale, continued production process improvements, as well as component cost reductions, management believes that gross profits can be obtained on future sales.

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

We believe Solar Tree® products with on-board battery storage can provide a highly reliable source of energy to be used in the event of a failure of the grid. We have seen data suggesting grid failures cost businesses in the United States approximately $200 billion per year, and when those failures impact vital services such as hospitals, they have been responsible for loss of life. We believe that a hospital equipped with Solar Tree® energy security products could benefit both economically and from a life safety point of view. We believe that there are many other such instances where the reliable combination of renewable energy and energy storage can deliver value which exceeds simply competing with the utility.

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

Management believes that the continuation of our strategy to create highly engineered, highly scalable products which are delivered complete or as a kit of parts to the customer site, and which require minimal planning, entitlement, or field labor activities, is further positioning us as a leader in the provision of unique and highly scalable solutions to the three market verticals we target. Our products are complex but standardized, readily deployable and reduce the exposure of the Company and our customers to the risks and inherent margin erosion that are incumbent in field deployments. We are no longer directly involved in the field installation of our Solar Tree® products, instead selling them as a kit to be installed by others. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to customer sites so that they may be erected and installed by readily available local labor resources contracted directly to the site host without our involvement. As part of the delivery of the latest units of Solar Tree structures to our customers, our design and engineering team has created a detailed, step by step, installation manual that we believe can be easily used by any competent construction resource to seamlessly erect and install our structures. With this manual, we believe the ease of installation can be directly communicated thus minimizing the trepidation and costs associated with installations thereby reducing sales hurdles and incresing sales.

The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee.

We continue to bring engineering improvements to our products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. The EV ARC™ is the embodiment of this strategy in that it requires almost no field activity beyond “parking” it in a space. We have invented and produced the ARC Mobility™ trailer which is a hydraulically enabled delivery trailer tha can lower an EV ARC™ product to the ground in its final location in less than two minutes.

Management believes that we benefit through the deliberate continued leveraging of certain outsourced resources. While we develop all intellectual property in-house, product designs are vetted by third-party structural and electrical engineering firms to ensure that the designs meet the local jurisdictional requirements and codes for the deployment locations. We believe this further helps dissipate potential liabilities for the structural and electrical elements by involving additionally insured experts with partial responsibility for the designs.

Sales

Historically, we concentrated a sizeable portion of our resources on product development and engineering. Management believes that we now have a reproducible suite of products which address the three market verticals in which we operate (EV charging infrastructure; out of home advertising infrastructure; and renewable energy production and storage). As a result, we have increased our focus on sales and marketing in 2017 and intend to continue this focus. We believe our sales team has created a significant pipeline of prospective customers and has already converted such efforts into contracted sales. We expect to hire a marketing professional to help drive increased social media and other marketing initiatives to help ensure we capitalize on our first to market presence and achieve increased name recognition within the industry.

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

In 2017, we plan to continue our progress and leverage our past successes to continue to grow the Company. During 2016, we added multiple members to our national sales team including a new director of sales and business development who is a former Navy Seal Intelligence Officer. Our sales team continues to develop national sales strategies and prospects while increasing our sales opportunity base which we believe will result in increasing sales. Leveraging our contract with the State of California, we continue to garner sales and add new state customers. With our new contract with the City of New York, we believe we have access to significant potential sales opportunities and have already begun capitalizing on such opportunities through new orders. Additionally, we get notable positive feedback during our “Gorilla” marketing road shows. The EV ARC™ is being delivered to corporate campuses in major California metropolitan areas such as San Diego, Los Angeles, San Francisco and the Silicon Valley. We pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the marketing departments of the host companies. The feedback from the public has been positive as host companies, their employees, customers, visitors and others have been able to see firsthand the value of highly visible solar powered EV charging, and as a result, we believe, will lead them to buy our products. We believe that this has been a good way to raise awareness about the unique values our products deliver.

For the period ended March 31, 2017, contracted backlog is approximately $500,000 and management believes that a large majority of this backlog will be executed on and delivered during the next few quarters of 2017.

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

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, depreciable lives of property and equipment, estimates of loss contingencies, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

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

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship and pass on the warranties from its vendors, if any, which generally cover at least such period.

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

Inventory. Inventories are valued at the lower of cost or net realizable value and consist of certain purchased or manufactured components of our overall product offering. Cost is determined using the first-in, first-out (FIFO) method, and includes material and labor costs. If the Company determines that the carrying value of an item may not be realizable, an impairment reserve is recorded to adjust such items to their realizable value.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended March 31, 2017.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue.   For the three months ended March 31, 2017, our revenues were $370,689 compared to $345,919 for the same period in 2016. For the three months ended March 31, 2017, revenues were primarily derived from the delivery of five EV ARC™ units coupled with the delivery of an ARC Mobility trailer purchased by a customer. During the three months ended March 31, 2016, the Company delivered five EV ARC™ units and recognized the quarterly rent for previously delivered units under a twelve month lease agreement. As of March 31, 2017, our contracted backlog was approximately $500,000.

Gross Loss.  For the three months ended March 31, 2017, we had a gross loss of $3,854 compared to a gross loss of $45,761 for the same period in 2016. In 2017, the majority of the EV ARC ™ units had a modest direct cost positive margin associated with the sale, but these margins were offset by certain other expenses such as manufacturing equipment depreciation expense and warranty costs. Additionally, we recorded a loss on a specific individual unit that required additional expense to ensure the unit met our current quality standards and provided a customer incentive as the unit was originally built in a prior year for a different customer that upgraded its purchase to an enhanced model after the unit had been manufactured. In 2016, almost half of the gross loss was attributable to the delivery of an EV ARC™ unit to the Virgin Islands that had higher transportation and location specific logistical cost elements as we delivered, for the first time, a transformer ARC ™ unit using a standard cargo container. In 2017, warranty or service costs remained low totaling approximately $3,000 and included mostly travel related expenses to travel to deployed units. Management continues to believe that future cost reductions, when coupled with increased production volumes thus reducing manufacturing overhead allocations, will lead to consistent gross profits in future periods.

Operating Expenses.  Total operating expenses were $668,989, for the three months ended March 31, 2017 compared to $483,634 for the same period in 2016. Labor cost increased approximately $121,000 in the three months ended March 31, 217 as compared to the same period in 2016 due to an increase in personnel in the period coupled with an increase in the compensation earned by the Company’s chief executive officer including a $35,000 discretionary bonus. Administrative rent expense increased by approximately $20,000 in the 2017 period as we moved into a larger facility. Additionally, utility costs increased approximately $35,000 in 2017 as compared to 2016 as we received a back billing from our new landlord to catch up on utility expenses from the time we moved into our new building. Expenses for director fees decreased by approximately $16,000 in the 2016 period as there was one fewer directors which was offset by a small $5,000 increase in other consulting expense primarily related to fees paid for investor relations. Travel expenses increased by approximately $17,000 in 2017 while stock option expense decreased by approximately $19,000.

Interest Expense. Interest expense was $53,981 for the three months ended March 31, 2017 compared to $60,864 for the same period in 2016. The decrease in interest in 2017 resulted primarily from the decrease in our convertible debt facility that was entirely converted to common stock during the period.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $107,081 during the three months ended March 31, 2017 compared to a loss of $145,853 during the same period in 2016. These amounts were the result of adjusting the fair value of our derivative liabilities to market. In the three months ended March 31, 2017, the convertible debt with which this liability was associated was converted to equity and thus the liability was marked down to $0.

Net Loss.  We had a net loss of $619,573 for the three months ended March 31, 2017 compared to net loss of $737,292 for the same period in 2016. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resource

At March 31, 2017, we had cash of $45,168. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash provided by operations of $18,457 for the three months ended March 31, 2017, compared to cash used in operations of $280,607 for the same period in 2016. The principal elements of cash flow for the three months ended March 31, 2017 include the net loss of the Company offset by depreciation and amortization of $17,475 and other non-cash items including: approximately $30,375 of common stock share value issued in lieu of cash for services primarily to directors of the Company for their Board service; $39,111 of stock option expense; and a $107,081 gain related to the change in fair value of the embedded conversion option liability as the debt that was associated with this liability was entirely converted to equity in the period. Further, cash from operations for the period included of a net reduction in accounts receivable of $693,263 as the Company collected monies owed to it from the increased level of deliveries made at the end of fiscal 2016; a use of cash of $54,231 used to build inventory; a use of cash of $174,968 to pay down accounts payables which had increased with the increased business in the last few months of 2016: a use of cash amounting to $31,822 related to the payment of sales taxes owed; a generation of cash of $40,657 related to the increase in deferred revenue associated with customer deposits for units that have yet to be delivered; and a $47,500 generation of cash related to the increase of a convertible note payable associated with the deferral of compensation by our chief executive officer.

Cash used in investing activities was $4,181 and $14,500 for the three months ended March 31, 2017 and March 31, 2016, respectively. In 2017, the Company purchased some nominal operating equipment while the 2016 investment was for the Company’s funding of current and future patents.

Cash received from our financing activities was $22,324 for the three months ended March 31, 2017 compared to cash received of $496,270 in the same period in 2016.  The cash received from financing activities is primarily net monies invested into the Company through private placements of our common stock in each of the periods. Additionally, during 2016, the Company borrowed $200,000 on its line of credit.

As of March 31, 2017, current liabilities exceeded current assets by $844,701. In 2017, current assets decreased by approximately $560,000 resulting primarily from the collection of accounts receivable associated with the increased volumes of revenues at the end of 2016 and which cash was then used and offset by increases in inventory, a reduction in accounts payable, and operating needs.

While the Company has been attempting to grow market awareness and focusing on the generation of sales to get our product out into the marketplace, the Company has not generally earned a gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased production volumes, efficiencies will continue to improve, and production costs will continue to decrease, thus allowing for consistent gross profits on the EV ARC ™ product in the future.  The Company will continue to rely on capital infusions from the private placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures.  Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements leading to cost reductions, systemization of its products, increased public awareness of the Company and its products, and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment and operating objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and long and short term debt financing to attempt to overcome its working capital deficiencies. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2017, the Company had a net loss of $619,573. Additionally, at March 31, 2017, the Company had a working capital deficit of $844,701, an accumulated deficit of $35,855,022 and a stockholders’ deficit of $1,202,882. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this report.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, management's plans include seeking additional operating and working capital through a combination of private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek sales contracts for new projects and product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that are currently due or become due later in 2017.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

The Company’s Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2016 and 2015. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will look to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  Although not a comprehensive listing, as of December 31, 2016, we had identified the following material weaknesses which still exist as of March 31, 2017 and through the date of this report:

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

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company issued 187,500 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 (based on market price at the time of a restricted stock agreement) and a total value of $28,125 for director services to three directors. The shares were fully vested.

During the three months ended March 31, 2017, pursuant to Rule 506 (b) of Regulation D of the Securities Act, the Company issued 15,000 shares of common stock with a per share value of $0.15 and a total value of $2,250, for professional services to an individual.

During the three months ended March 31, 2017, pursuant to a private placement made pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 200,000 shares of common stock to one investors for cash with a per share price of $0.15 and total capital of $30,000.

During the three months ended March 31, 2017, pursuant to Rule 506 (b) of Regulation D of the Securities Act, the Company issued a total of 4,698,600 shares of common stock with a per share conversion price of $0.15, or $704,790, representing the total principal and interest value outstanding, to retire the entire obligation due under a convertible note payable.

Subsequent to March 31, 2017, but prior to the date of this report, pursuant to a private placement pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 100,000 shares of common stock to one investors for cash with a per share price of $0.15 and total capital of $15,000.

Subsequent to March 31, 2017, but prior to the date of this report, pursuant to Rule 506 (b) of Regulation D of the Securities Act, and in consideration for the continued guaranty of the Company’s obligations extended under that certain loan and security agreement with Silicon Valley Bank dated October 30, 2015, the Company issued 234,302 shares of common stock with a total contractual value of $37,500, to Keshif Ventures, LLC, a related party, pursuant to that certain related stock purchase agreement dated October 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc.(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (10)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007(1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC(1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P.(1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd.(1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC(1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd.(1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC(1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble(1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc.(1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP(1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey(1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc.(1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos(1)
10.18	Selling Agreement between Envision Solar International, Inc and Allied Beacon Partners, Inc.(3)
10.19	Letter of Intent with General Motors, LLC.(4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013(5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013(5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013(6)
10.23	No longer in effect. (7)

10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014(8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits(9)
10.26	Consulting Agreement with GreenCore Capital LLC dated March 28, 2014 (9)
10.27	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015(11)
10.28	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015(11)
10.29	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015(11)
10.30	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015(11)
10.31	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015(11)
10.32	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (12)
10.33	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (13)
10.34	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016 (14)
10.35	Amendment to Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (15)
10.36	Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (15)
10.37	Amendment to Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (15)
10.38	Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (15)
10.39	Amendment to Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (15)
10.40	Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (15)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 9, 2011.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on March 28, 2012.

(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 11, 2013.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 16, 2013.
(7)	Previously incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 28, 2014.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 26, 2014.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, dated March 31, 2014.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated July 16, 2014.
(11)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated November 5, 2015.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 26, 2016.
(13)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 14, 2016.
(14)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated October 20, 2016.
(15)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 6, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2017	Envision Solar International, Inc.

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer,
(Principal Executive Officer)

By: /s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jay S. Potter	Dated: May 15, 2017
Jay S. Potter, Director

By: /s/ Anthony Posawatz	Dated: May 15, 2017
Anthony Posawatz, Director

By: /s/ Peter Davidson	Dated: May 15, 2017
Peter Davidson, Director

