Form 10-Q
period 2017-06-30
Envision Solar International, Inc.
filed 2017-08-14
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of August 10, 2017 was 127,241,113.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash	$271,906	$8,568
Accounts Receivable, net	430,315	1,161,064
Prepaid and Other Current Assets	82,402	94,167
Inventory, net	693,895	271,802
Total Current Assets	1,478,518	1,535,601

Property and Equipment, net	250,772	293,041

Other Assets
Debt Issue Costs, net	–	800
Patents, net	74,926	73,370
Deposits	156,588	154,778
Total Other Assets	231,514	228,948

Total Assets	$1,960,804	$2,057,590

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$969,202	$873,012
Accrued Expenses	503,546	430,433
Sales Tax Payable	14,047	50,181
Deferred Revenue	90,167	75,323
Term Debt - Current Portion	333,333	1,000,000
Convertible Notes Payable -Related Parties	178,616	724,616
Notes Payable	43,033	43,033
Auto Loan - Current Portion	9,620	9,337
Convertible Note Payable	100,000	100,000
Embedded Conversion Option Liability	–	107,081

Total Current Liabilities	2,241,564	3,413,016

Long-term Portion of Term Debt, net	1,157,817	–
Long-term Portion of Auto Loan	24,787	29,678

Total Liabilities	3,424,168	3,442,694

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares outstanding at June 30, 2017 and December 31, 2016, respectively	–	–
Common Stock, $0.001 par value, 490,000,000 shares authorized, 127,241,113 and 120,105,418 shares issued or issuable and outstanding at June 30, 2017 and December 31, 2016, respectively	127,241	120,105
Additional Paid-in-Capital	34,868,749	33,730,240
Accumulated Deficit	(36,459,354)	(35,235,449)

Total Stockholders' Deficit	(1,463,364)	(1,385,104)

Total Liabilities and Stockholders' Deficit	$1,960,804	$2,057,590

The accompanying unaudited condensed notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$507,730	$338,895	$878,419	$684,814

Cost of Revenues	520,836	368,234	895,379	759,914

Gross Loss	(13,106)	(29,339)	(16,960)	(75,100)

Operating Expenses (including stock based expense of $191,146 and $198,101 for the six months ended June 30, 2017 and 2016, respectively)	545,292	536,641	1,214,281	1,020,275

Loss From Operations	(558,398)	(565,980)	(1,231,241)	(1,095,375)

Other Income (Expense)
Other Income	136	78	306	184
Gain on Debt Settlement, net	2,355	1,366	2,355	80
Interest Expense	(47,625)	(62,099)	(101,606)	(122,963)
Change in fair value of embedded conversion option liability	–	12,175	107,081	(133,678)
Total Other (Expense) Income	(45,134)	(48,480)	8,136	(256,377)

Loss Before Income Tax	(603,532)	(614,460)	(1,223,105)	(1,351,752)

Income Tax Expense	800	–	800	–

Net Loss	$(604,332)	$(614,460)	$(1,223,905)	$(1,351,752)

Net Loss Per Share- Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding- Basic and Diluted	125,647,287	109,859,805	124,039,447	107,900,237

The accompanying unaudited condensed notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,223,905)	$(1,351,752)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and amortization	34,781	66,888
Common Stock issued for services	85,500	136,664
Common stock issued for loan guaranty	26,755	–
Gain on debt settlement	(2,355)	(80)
Compensation expense related to grant of stock options	78,891	61,437
Change in fair value of embedded conversion option liability	(107,081)	133,678
Amortization of debt issue costs	800	55,742
Amortization of debt discount	805	–
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	730,749	619,131
Prepaid expenses and other current assets	6,932	(47,830)
Inventory, net	(389,936)	(304,894)
Costs and estimated earnings in excess of billings on uncompleted contracts	–	(46,775)
Deposits	(1,810)	103,183
Increase (decrease) in:
Accounts payable	96,190	(215,088)
Accrued expenses	172,232	89,726
Convertible note payable issued in lieu of salary - related party	60,000	–
Sales tax payable	(36,134)	(101,575)
Deferred revenue	14,844	(129,567)
NET CASH USED IN OPERATING ACTIVITIES	(452,742)	(931,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,220)	(68,225)
Funding of patent costs	(1,837)	(17,357)
NET CASH USED IN INVESTING ACTIVITIES	(5,057)	(85,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	245,000	1,180,000
Payments of offering costs related to sale of common stock	(3,600)	(44,800)
Borrowings on line of credit	500,000	200,000
Payments of loan offering costs	(9,655)	–
Repayments on convertible notes payable	(6,000)	(6,000)
Repayments of auto loan	(4,608)	(4,294)
NET CASH PROVIDED BY FINANCING ACTIVITIES	721,137	1,324,906

NET INCREASE IN CASH	263,338	308,212

CASH AT BEGINNING OF PERIOD	8,568	32,451

CASH AT END OF PERIOD	$271,906	$340,663
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$30,444	$22,028
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$21,168	$31,752
Transfer of inventory to property and equipment	$–	$56,677
Depreciation capitalized into inventory	$10,989	$11,359
Prepaid insurance financed by third party	$16,335	$16,881
Shares issued for debt conversion	$704,709	$–

The accompanying unaudited condensed notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2017 and 2016, and our financial position as of June 30, 2017, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2017

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2017. As of June 30, 2017, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of June 30, 2017, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	43%
Customer B	31%
Customer C	26%

Concentration of Revenues

For the six months ended June 30, 2017, customers that each represented more than 10% of our net revenues were as follows:

Customer A	30%
Customer B	20%
Customer C	15%
Customer D	10%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2017 and December 31, 2016 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and short term loans, are carried at historical cost basis. At June 30, 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 6 for further discussion of fair value measurements.)

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

June 30, 2017

(Unaudited)

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

Any deposits received from a customer prior to delivery of the purchased product and additionally, monies received for leases prior to a given lease period, are accounted for as deferred revenue on the balance sheet. At June 30, 2017 and December 31, 2016, deferred revenue amounted to $90,167 and $75,323 respectively. At June 30, 2017, the Company has received a partial deposit for an undelivered EV ARC™ unit and an initial deposit to plan and manufacture two Solar Tree® units.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2017, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Patents

The company believes it is in a position to achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied, all accumulated administrative costs will be expensed in the period. Patent amortization expense was $280 in each of the six month periods ended June 30, 2017 and June 30, 2016.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Convertible notes payable that are convertible into 1,924,152 common shares, options to purchase 18,917,007 common shares and warrants to purchase 14,973,416 common shares were outstanding at June 30, 2017. These shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2017 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

June 30, 2017

(Unaudited)

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

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2017, the Company had a net loss of $1,223,905. Additionally, at June 30, 2017, the Company had a working capital deficit of $763,046, an accumulated deficit of $36,459,354 and a stockholders’ deficit of $1,463,364. It is Management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this report.

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

June 30, 2017

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

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists approximately of the following:

	June 30,	December 31,
	2017	2016
Finished Goods	$–	$22,375
Work in Process	616,544	164,915
Raw Materials	85,952	93,113
Inventory Allowance	(8,601)	(8,601)
Total Inventory	$693,895	$271,802

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30, 2017	December 31, 2016
Accrued vacation	$144,847	$136,410
Accrued interest	156,786	235,776
Accrued loan guaranty	12,500	8,333
Accrued rent	65,228	26,091
Accrued commissions	44,234	18,828
Accrued insurance financing	16,334	–
Other accrued expenses	63,617	4,995
Total accrued expenses	$503,546	$430,433

5.	TERM DEBT – SILICON VALLEY BANK

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

As a condition to the extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party shareholder with more than 10% of the outstanding stock of the Company, agreed to guarantee all of the Company’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between Bank and Keshif (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Company’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement (“Subordination Agreement”). In consideration for the Guaranty, Envision issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 (the “Shares”) to Keshif pursuant to a stock purchase agreement (“SPA”). These shares, along with legal costs associated with the issuance of this guaranty amounting to $11,435, were recorded as Debt Issue Costs in the accompanying balance sheet and were amortized over the initial one year term of the line of credit. Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 29, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. Related to this guaranty, as of October 29, 2016, the Company issued 147,493 shares of its common stock valued at $0.15 per share, or $22,123, and expensed this over the six month Measurement Period of the Guaranty. The Company recorded a gain on debt settlement of $2,877 on this transaction. Additionally, as of April 29, 2017, the Company issued 234,302 shares of its common stock valued at $0.15 per share, or $35,145, and expensed this over the six month Measurement Period of the Guaranty. The Company recorded a gain on debt settlement of $2,355 on this transaction. Further related to the Guaranty, in October 2017, the Company expects to issue 267,857 shares of its common stock representing $37,500 of obligation, and is expensing this over the current six month Measurement Period of the Guaranty. As of June 30, 2017, the Company has accounted for an accrued loan guaranty expense amounting to $12,500 that is recorded in accrued expenses on the accompanying balance sheet (See Notes 4, 9, 10, and 12).

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

Effective March 30, 2017, the Company entered into an additional amendment to the LSA with Silicon Valley Bank as it relates to this debt. The amendment (i) extended the maturity date to March 1, 2020, (ii) increased the loan to an aggregate principal amount of $1,500,000, and (iii) changed the payment terms requiring monthly interest only payments through December 2017, and starting January 1, 2018, the Company shall repay the balance outstanding in twenty-seven equal monthly principal payments in addition to the monthly accrued interest. The additional $500,000 of debt was funded to the Company in April 2017. Related to this amendment, the Company paid $9,655 of fees to the Bank. These fees are recorded as debt discount which are netted against the loan balance and are being amortized to interest expense over the term of the debt facility. As of June 30, 2017, the balance of such debt discount amounted to $8,850.

As of June 30, 2017, the term loan has a short-term portion amounting to $333,333 and a long-term portion, net of the $8,850 debt discount, amounting to $1,157,817.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

6.	CONVERTIBLE NOTES PAYABLE - RELATED PARTIES AND FAIR VALUE MEASUREMENTS

As of June 30, 2017, the following summarizes amounts owed under short-term convertible notes – related parties:

Amount
Evey Note	$68,616
Wheatley Note	110,000
$178,616

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

Although as of December 31, 2016, Mr. Evey is no longer a director, because he was our Chairman and a related party since 2010, we have continued to classify this note as a Convertible Note Payable - related parties in the accompanying balance sheet. For the six month period ended June 30, 2017, the Company made principal payments totaling $6,000. The balance of the note as of June 30, 2017 is $68,616 with accrued interest amounting to $55,127 which is included in accrued expenses (See note 4). The note continues to bear interest at a rate of 10%.

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

Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of June 30, 2017, is $110,000 with accrued and unpaid interest amounting to $6,189 which is included in accrued expenses (See Note 4).

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

June 30, 2017

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

Effective as of February 15, 2017, the Company received conversion notices from all the current note holders effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note (See Notes 10 and 12).

At June 30, 2017, there is no outstanding balance owed for this convertible note.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

The following is a summary of activity of Level 3 liabilities for the six month period ended June 30, 2017:

Balance December 31, 2016	$107,081
Change in Fair Value	(107,081)
Balance June 30, 2017	$–

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

As of June 30, 2017, the note is past due and had a balance of $100,000 with accrued and unpaid interest amounting to $75,178 which is included in accrued expenses (See Note 4).

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

June 30, 2017

(Unaudited)

Effective December 31, 2015, the Company entered into a further amendment to this note extending the maturity date of the note to June 30, 2016. There was no accounting effect for this extension.

As of June 30, 2017, the note was past due and had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $20,292 which is included in accrued expenses (See Note 4).

Auto Loan

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of June 30, 2017, the loan has a short-term portion of $9,620 and a long term portion of $24,787.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Related to the Guaranty issued by Keshif whereas Keshif guaranteed the Company’s obligations under the LSA with Silicon Valley Bank, the Company is obligated to issue additional shares of its common stock based on the formula as defined in the stock purchase agreement signed with Keshif. The Company is obligated to issue 267,857 shares of its common stock in October 2017 with a contractual value of $37,500. The value of this share issuance is being expensed over the current Measurement Period of the Guaranty maturing on October 29, 2017 (See Note 5).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

10.	COMMON STOCK

Stock Issued in Cash Sales

During the six months ended June 30, 2017 pursuant to a private placement, the Company issued 1,633,333 shares of common stock for cash with a per share price of $0.15 per share or $245,000 and the Company incurred $3,600 of capital raising fees that were paid in cash and charged to additional paid-in-capital. Additionally, the Company is obligated to issue 15,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants. (See Note 11 and 12)

Stock Issued for Services

During the six months ended June 30, 2017, as payment for professional services provided, the Company issued 15,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $2,250. These shares were fully earned, and were expensed, upon issuance.

During the six months ended June 30, 2017, as partial payment for professional services provided by GreenCore, the Company issued 180,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $27,000 and expensed the payment at issuance. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 12).

Stock Issued in Conversion of Convertible Debt

During the six months ended June 30, 2017, and effective as of February 15, 2017, the Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of a certain convertible note (See Note 6).

Director Compensation

During the six month period ended June 30, 2017, the Company released 375,000 shares of common stock with a per share fair value of $0.15, or $56,250 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 12). As of June 30, 2017, there were 1,875,000 unreleased shares of common stock representing $281,250 of unrecognized restricted stock grant expense related to these Restricted Stock Grant Agreements.

Stock Issued for Loan Guaranty

During the six month period ended June 30, 2017 and as of April 29, 2017, the Company issued 234,302 shares of its common stock valued at $0.15 per share, or $35,145, to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. The Company recorded a gain on debt settlement of $2,355 related to this transaction. These shares were expensed to interest expense over the term of the Guaranty period. (see Notes 5 and 12)

11.	STOCK OPTIONS AND WARRANTS

Stock Options

There were no stock options issued during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company recorded stock option based compensation of $78,891 related to prior grants. As of June 30, 2017, there is $113,090 of unrecognized stock option based compensation expense that will be recognized over the next three years.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Warrants

There was no warrant activity during the six months ended June 30, 2017. However, pursuant to a private placement, the Company is obligated to issue 15,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants (See Note 10).

12.	RELATED PARTY TRANSACTIONS

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

During the six months ended June 30, 2017, the Company released 375,000 shares of common stock valued at $0.15 per share (based on the share value at the time of their agreements) or $56,250, to three directors under their respective agreements. These payments were expensed at issuance (See Note 10).

As partial payment for professional services provided and during the six months ended June 30, 2017, the Company made cash payments amounting to $15,000 to Greencore. Further, as of June 30, 2017, $39,000 is recorded in accounts payable for such services. Additionally, the Company issued 180,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $27,000 and expensed the payments at issuance. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 10).

During the six months ended June 30, 2017 pursuant to a private placement, the Company issued 1,333,333 shares of common stock for cash with a per share price of $0.15 per share or $200,000 to Keshif Ventures, LLC, a related party by virtue of owning over 10% of the Company’s outstanding stock.

During the six months ended June 30, 2017, the Company issued 234,302 shares of its common stock valued at $0.15 per share, or $35,145, to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. The Company recorded a gain on debt settlement of $2,355 related to this transaction. These shares were expensed to interest expense over the term of the Guaranty period. (see Notes 5 and 10)

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

We have integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. This advertising screen is weather, theft, and vandalism resistant and is powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we believe that this makes an EV ARC™ a more attractive product for certain prospective customers. This advancement could lead to multiple other similar uses of our products. Additionally, because the EV ARC™ product delivers valuable services such as solar powered EV charging and a secure energy source which can be used by first responders during grid failures, management believes that it may be eligible for permitting where other advertising platforms would be prohibited.

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

In June 2015, the Department of General Services of the State of California awarded us a one year contract, with options for the State for two one-year extensions, to produce and sell the EV ARC™ to any California state, local, or municipal agency that orders them from us. The State has executed these option years, and the contract has since been extended through June 2018.

In September 2016, New York City released an Invitation to Bid (“ITB”) for EV charging infrastructure. The ITB specified Envision Solar’s EV ARC™ product. As of March 2017, we were issued a contract from the city allowing government agencies to order our product. Since this contract award, we have received three separate orders totaling approximately $2.4 million including the largest single order in the Company’s history. Although there are no guaranties as to sales volumes related to this contract, we believe that this could lead to significant volumes in product sales in upcoming periods.

In the current stage of the production evolution for the EV ARC™ with low production volumes, the Company believes the appropriate selling price point to be lower than the actual costs of production. The Company has been successful in reducing certain direct costs and believes it will continue to be successful in reducing other direct costs as we improve processes and increase volumes. As long as unit sales are sufficient to overcome certain fixed overhead costs shared amongst the produced products in the future, and we are successful in reducing our costs through continued production economies of scale, continued production process improvements, as well as component cost reductions, management believes that gross profits can be obtained on future sales.

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

We strive to produce products integrating only high quality components. Our production philosophy is to invest in quality design, components, and integration so as to ensure the lowest costs of warranty and service in the industry, while maintaining and growing a brand which we believe is already recognized as one of the leading producers of the highest quality solar products available.

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

Management believes that the continuation of our strategy to create highly engineered, highly scalable products which are delivered complete or as a kit of parts to the customer site, and which require minimal planning, entitlement, or field labor activities, is further positioning us as a leader in the provision of unique and highly scalable solutions to the three market verticals we target. Our products are complex but standardized, readily deployable and reduce the exposure of the Company and our customers to the risks and inherent margin erosion that are incumbent in field deployments. We are no longer directly involved in the field installation of our Solar Tree® products, instead selling them as a kit to be installed by others. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to customer sites so that they may be erected and installed by readily available local labor resources contracted directly to the site host without our involvement. As part of the delivery of the latest units of Solar Tree structures to our customers, our design and engineering team has created a detailed, step by step, installation manual that we believe can be easily used by any competent construction resource to seamlessly erect and install our structures. With this manual, we believe the ease of installation can be directly communicated thus minimizing the trepidation and costs associated with installations thereby reducing sales hurdles and increasing sales.

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

Management believes that we benefit through the deliberate continued leveraging of certain outsourced resources. While we develop all intellectual property in-house, product designs are vetted by third-party structural and electrical engineering firms to ensure that the designs meet the local jurisdictional requirements and codes for the deployment locations, as applicable. We believe this further helps dissipate potential liabilities for the structural and electrical elements by involving additionally insured experts with partial responsibility for the designs.

Sales

Historically, we concentrated a sizeable portion of our resources on product development and engineering. Management believes that we now have a reproducible suite of products which address the three market verticals in which we operate (EV charging infrastructure; out of home advertising infrastructure; and renewable energy production and storage). As a result, we have increased our focus on sales and marketing in 2017 and intend to continue this focus. We believe our sales team has created a strong pipeline of prospective customers and has already converted such efforts into contracted sales. We have hired a marketing professional to help drive increased social media and other marketing initiatives to help ensure we capitalize on our first to market presence and achieve increased name recognition within the industry. We have further added a resource to help us and our customers identify and apply for potential grants and other sources of government capital which will help us get more of our products out to market.

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

For the period ended June 30, 2017, contracted backlog is approximately $2.7 million and management believes that most of this backlog will be executed on and delivered during the year.

We continue to experience long sales cycles for our products. The sales cycle can be prolonged in part because we are educating a set of prospects in new industries in which customers do not have significant experience but also because of our strategic decision to target larger organizations with possible multiple campuses, such as Google or governmental organizations. It is our belief that while the sales cycle is longer for governmental or larger organizations, once won, the potential for sales is far more significant.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended June 30, 2017.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue. For the three months ended June 30, 2017, our revenues were $507,730 compared to $338,895 for the same period in 2016. For the three months ended June 30, 2017, revenues were primarily derived from the delivery of seven EV ARC™ units coupled with the customer requested modification and upgrade of two additional units that had been previously deployed. For the three months ended June 30, 2016, revenues were derived primarily from the delivery of five EV ARC™ units with some additional revenues derived from a project to deliver a Solar Tree® unit and smaller ancillary sales of certain spare parts. As of June 30, 2017, our contracted backlog was approximately $2.7 million. A significant portion of this backlog is the result of the contract issued to the company by the New York City allowing city agencies to order our products. The Company has received approximately $2.4 million of orders from this contract in the first few months of its activation and expect significant additional sales to be generated through this contract vehicle.

Gross Loss. For the three months ended June 30, 2017, we had a gross loss of $13,106 compared to a gross loss of $29,339 for the same period in 2016. In 2017, multiple EV ARC ™ units had a direct cost positive margin associated with the sale, but these margins were offset by certain other expenses such as manufacturing equipment depreciation expense and warranty costs, as well as offsetting gross losses on other EVARC unit sales. In 2016, the gross loss was primarily due to some non-recurring costs indirectly related to the repair of some production equipment as well as the normal depreciation of production equipment. In 2017, warranty or service costs remained low totaling only a few hundred dollars in the period. Management continues to believe that future cost reductions, when coupled with increased production volumes thus reducing manufacturing overhead allocations, will lead to more consistent gross profits in future periods.

Operating Expenses. Total operating expenses were $545,292, for the three months ended June 30, 2017 compared to $536,641 for the same period in 2016. Administrative labor costs decreased in 2017 by approximately $94,000 as some of this prior year labor was redirected to the manufacturing operations in the current period. This was offset by an increase in sales costs of approximately $60,000; primarily sales labor as a direct result of personnel increases, and commissions resulting from increased commissionable sales in the period. Stock option expense increased by approximately $37,000 in the 2017 period as a direct result of options issued. Administrative rent expense increased by approximately $20,000 in the 2017 period as we moved into a larger facility, while director fees decreased by approximately $20,000.

Interest Expense. Interest expense was $47,625 for the three months ended June 30, 2017 compared to $62,099 for the same period in 2016. The decrease in interest in 2017 resulted primarily from the decrease in our convertible debt facility that was entirely converted to common stock prior to the period.

Change in Fair Value of Embedded Conversion Option Liability. There was no change with the embedded conversion option liability in the three months ended June 30, 2017 as the debt associated with this liability was converted into equity in the prior period.

Net Loss. We had a net loss of $604,332 for the three months ended June 30, 2017 compared to net loss of $614,460 for the same period in 2016. Significant elements deriving these losses have been discussed above.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue. For the six months ended June 30, 2017, our revenues were $878,419 compared to $684,814 for the same period in 2016. We delivered a few more EV ARC™ units in 2017 that had higher average sales prices related to additional purchased features as compared to 2016, but 2016 also included revenues associated with the sale of a Solar Tree® unit. As discussed above, as of June 30, 2017, our backlog was approximately $2.7 million. Management believes the Company will execute on this backlog in the current fiscal year.

Gross Loss. For the six months ended June 30, 2017, we had a gross loss of $16,960 compared to a gross loss of $75,100 for the same period in 2016. In 2017, the majority of the EV ARC ™ units had a modest direct cost positive margin associated with the sale, but these margins were offset by certain other expenses such as manufacturing equipment depreciation expense and warranty costs. Additionally, we recorded a loss on a specific individual unit that required additional expense to ensure the unit met our current quality standards and provided a customer incentive as the unit was originally built in a prior year for a different customer that upgraded its purchase to an enhanced model after the unit had been manufactured. In 2016, approximately $20,000 of the gross loss was attributable to the delivery of an EV ARC ™ unit to the Virgin Islands that had higher transportation and location specific logistical cost elements because we delivered, for the first time, a transformer ARC ™ unit using a standard cargo container. Further, we experienced nonrecurring costs of $26,000 related to the repair of certain production equipment and the procurement of other small equipment to assist in production coupled with $10,000 of normal depreciation of production equipment.

Operating Expenses. Total operating expenses were $1,214,281 for the six months ended June 30, 2017 compared to $1,020,275 for the same period in 2016. Non-executive administrative labor costs decreased in 2017 by approximately $62,000 as compared to 2016 as some of this prior year labor was redirected to the manufacturing operations in the current year which was offset by an almost equal amount for the increase in the compensation earned by the Company’s chief executive officer. Sales costs increased in 2017 by approximately $90,000 which was equally representative of increased sales personnel and increased commissions related to commissionable sales in 2017. Stock option expense increased by $17,454 in 2017 while consulting fees decreased by approximately $28,000 primarily due the decrease in director fees. In 2017, administrative rent increased by approximately $40,000 due to the move to our new facility, while utilities, including a back-charge received from our landlord for prior year’s utilities, increased by $40,000 in the current period. Other expenses remained relatively consistent between the years.

Interest Expense. Interest expense was $101,606 for the six months ended June 30, 2017 compared to $122,963 for the same period in 2016. Total debt between the periods remained consistent as did the coupon interest for these debts. In 2017, the company incurred approximately $42,000 of expense related to the third party guaranty of a certain debt component while in 2016 the company recorded approximately $56,000 of debt issue costs associated with our initial line of credit which has sine been modified to term debt.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $107,081 during the six months ended June 30, 2017 compared to a loss of $133,678 during the same period in 2016. These amounts were the result of adjusting the fair value of our derivative liabilities to market. In the six months ended June 30, 2017, the convertible debt with which this liability was associated was converted to equity and thus the liability was marked down to $0.

Net Loss. We had a net loss of $1,223,905 for the six months ended June 30, 2017 compared to net loss of $1,351,752 for the same period in 2016. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resource

At June 30, 2017, we had cash of $271,906. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $452,742 for the six months ended June 30, 2017, compared to cash used in operations of $931,112 for the same period in 2016. The principal elements of cash flow for the six months ended June 30, 2017 include the net loss of the Company offset by depreciation and amortization of $34,781 and other non-cash items including: approximately $85,500 of common stock share value issued in lieu of cash for services of which approximately $56,000 was issued to directors of the Company for their Board service and $27,000 was issued to Greencore Capital LLC for services provided to the Company by a director; approximately $27,000 of stock value issued as a fee for the guaranty of our outstanding loan; $78,891 of stock option expense; and a $107,081 gain related to the change in fair value of the embedded conversion option liability as the debt that was associated with this liability was entirely converted to equity in the period. Further, cash from operations for the period included of a net reduction in accounts receivable of $730,749 as the Company collected monies owed to it from the increased level of deliveries made at the end of fiscal 2016; a use of cash of $389,936 used to build inventory; a source of cash of $96,190 in increases to accounts payables; a use of cash amounting to $36,134 related to the payment of sales taxes owed; and a $60,000 generation of cash related to the increase of a convertible note payable associated with the deferral of compensation by our chief executive officer.

Cash used in investing activities was $5,057 and $85,582 for the six months ended June 30, 2017 and June 30, 2016, respectively. In 2017, the Company purchased some nominal operating equipment while continuing to fund progress toward patent applications. In 2016, in addition to funding patent applications, the Company built an EV ARC™ for Company demonstration purposes and additionally replaced a battery in our electric forklift.

Cash received from our financing activities was $721,137 for the six months ended June 30, 2017 compared to cash received of $1,324,906 in the same period in 2016.  The cash received from financing activities is primarily net monies invested into the Company through private placements of our common stock in each of the periods. Additionally, borrowings on the Company’s debt facilities were $500,000 and $200,000, respectively, in 2017 and 2016.

As of June 30, 2017, current liabilities exceeded current assets by $763,046. In 2017, current assets decreased by approximately $57,000 resulting primarily from the collection of accounts receivable associated with the increased volumes of revenues at the end of 2016 and which cash was then used and offset by increases in inventory. In 2017, current liabilities decreased by approximately $1,170,000 as a result of the conversion of a certain debt facility into equity and the reclassification of other debt into long term portions as a result of a debt modification in the period.

While the Company has been attempting to grow market awareness and focusing on the generation of sales to get our product out into the marketplace, the Company has not generally earned a gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long-term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased production volumes, efficiencies will continue to improve, and production costs will continue to decrease, thus allowing for consistent gross profits on the EV ARC ™ product in the future.  The Company will continue to rely on capital infusions from the private placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures.  Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements leading to cost reductions, increased public awareness of the Company and its products, and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment and operating objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and long and short-term debt financing to attempt to overcome its working capital deficiencies. The Company is currently seeking private financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2017, the Company had a net loss of $1,223,905. Additionally, at June 30, 2017, the Company had a working capital deficit of $763,046, an accumulated deficit of $36,459,354 and a stockholders’ deficit of $1,463,364. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this report.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will look to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  Although not a comprehensive listing, as of December 31, 2016, we had identified the following material weaknesses which still exist as of June 30, 2017 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, the Company issued 187,500 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 (based on market price at the time of a restricted stock agreement) and a total value of $28,125 for director services to three directors. The shares were fully vested.

During the three months ended June 30, 2017, pursuant to a private placement made pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 1,433,333 shares of common stock to two investors for cash with a per share price of $0.15 and total capital of $215,000.

During the three months ended June 30, 2017, pursuant to Rule 506 (b) of Regulation D of the Securities Act, and in consideration for the continued guaranty of the Company’s obligations extended under that certain loan and security agreement with Silicon Valley Bank dated October 30, 2015, the Company issued 234,302 shares of common stock with a total contractual value of $37,500, to Keshif Ventures, LLC, a related party, pursuant to that certain related stock purchase agreement dated October 30, 2015.

During the three months ended June 30, 2017, pursuant to Rule 506 (b) of Regulation D of the Securities Act, the Company issued 180,000 shares of common stock with a per share value of $0.15 and a total value of $27,000, for professional services to GreenCore Capital LLC, an entity controlled by Jay Potter, our Director.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (10)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007 (1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC (1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P. (1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd. (1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC (1)

10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC (1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC (1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd. (1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC (1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC (1)
10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble (1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc. (1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP (1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey (1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc. (1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos (1)
10.18	Selling Agreement between Envision Solar International, Inc. and Allied Beacon Partners, Inc. (3)
10.19	Letter of Intent with General Motors, LLC. (4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013 (5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013 (5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013 (6)
10.23	No longer in effect. (7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014 (8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits (9)
10.26	Consulting Agreement with GreenCore Capital LLC dated March 28, 2014 (9)
10.27	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015 (11)
10.28	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015 (11)
10.29	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015 (11)
10.30	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015 (11)
10.31	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015 (11)
10.32	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (12)
10.33	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (13)
10.34	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016 (14)
10.35	Amendment to Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (15)

10.36	Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (15)
10.37	Amendment to Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (15)
10.38	Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (15)
10.39	Amendment to Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (15)
10.40	Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (15)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_________________

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 12, 2010.

(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 9, 2011.

(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on March 28, 2012.

(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 11, 2013.

(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 16, 2013.

(7)	Previously incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 28, 2014.

(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 26, 2014.

(9)	Incorporated by reference to the Annual Report on form 10-K filed with the Securities and Exchange Commission, dated March 31, 2014.

(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated July 16, 2014.

(11)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated November 5, 2015.

(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 26, 2016.

(13)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 14, 2016.

(14)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated October 20, 2016.

(15)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 6, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: August 14, 2017	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer,
(Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay S. Potter	Dated: August 14, 2017
Jay S. Potter, Director

By:	/s/ Anthony Posawatz	Dated: August 14, 2017
Anthony Posawatz, Director

By:	/s/ Peter Davidson	Dated: August 14, 2017
Peter Davidson, Director

