Form 10-Q
period 2017-09-30
Envision Solar International, Inc.
filed 2017-11-14
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2017

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of November 8, 2017 was 133,314,835.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$131,508	$8,568
Accounts Receivable, net	137,851	1,161,064
Prepaid and Other Current Assets	185,278	94,167
Inventory, net	1,218,631	271,802
Total Current Assets	1,673,268	1,535,601

Property and Equipment, net	230,976	293,041

Other Assets
Debt Issue Costs, net	–	800
Patents, net	74,876	73,370
Deposits	156,588	154,778
Total Other Assets	231,464	228,948

Total Assets	$2,135,708	$2,057,590

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$661,783	$873,012
Accrued Expenses	579,694	430,433
Sales Tax Payable	–	50,181
Deferred Revenue	90,167	75,323
Line of Credit	–	1,000,000
Convertible Line of Credit, net of discount of $243,223 at September 30, 2017	606,777	–
Convertible Notes Payable -Related Parties	191,116	724,616
Notes Payable	43,033	43,033
Convertible Notes Payable, net of discount amounting to $231,954 and $0 at September 30, 2017 and December 31, 2016 respectively	1,368,046	100,000
Auto Loan - Current Portion	10,618	9,337
Embedded Conversion Option Liability	–	107,081

Total Current Liabilities	3,551,234	3,413,016

Long-term Portion of Auto Loan	22,209	29,678

Total Liabilities	3,573,443	3,442,694

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares outstanding at September 30, 2017 and December 31, 2016, respectively	–	–
Common Stock, $0.001 par value, 490,000,000 shares authorized, 127,748,168 and 120,105,418 shares issued or issuable and outstanding at September 30, 2017 and December 31, 2016, respectively	127,748	120,105
Additional Paid-in-Capital	35,460,070	33,730,240
Accumulated Deficit	(37,025,553)	(35,235,449)

Total Stockholders' Deficit	(1,437,735)	(1,385,104)

Total Liabilities and Stockholders' Deficit	$2,135,708	$2,057,590

The accompanying unaudited condensed notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$225,524	$522,412	$1,103,943	$1,207,226

Cost of Revenues	234,832	525,944	1,130,211	1,285,858

Gross Loss	(9,308)	(3,532)	(26,268)	(78,632)

Operating Expenses (including stock based expense of $291,812 and $348,721 for the nine months ended September 30, 2017 and 2016, respectively)	489,540	614,586	1,703,821	1,634,861

Loss From Operations	(498,848)	(618,118)	(1,730,089)	(1,713,493)

Other Income (Expense)
Other Income	245	88	551	272
Gain (loss) on Debt Settlement, net	(2,183)	4,175	172	4,255
Interest Expense	(65,413)	(82,522)	(167,019)	(205,485)
Change in fair value of embedded conversion option liability	–	86,813	107,081	(46,865)
Total Other (Expense) Income	(67,351)	8,554	(59,215)	(247,823)

Loss Before Income Tax	(566,199)	(609,564)	(1,789,304)	(1,961,316)

Income Tax Expense	–	–	800	–

Net Loss	$(566,199)	$(609,564)	$(1,790,104)	$(1,961,316)

Net Loss Per Share- Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding- Basic and Diluted	127,284,567	115,059,578	125,133,060	110,304,103

The accompanying unaudited condensed notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,790,104)	$(1,961,316)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and amortization	51,909	84,472
Common Stock issued for services	113,625	285,539
Common stock issued for loan guaranty	57,505	–
Gain on debt settlement	(172)	(4,255)
Compensation expense related to grant of stock options	118,671	63,182
Change in fair value of embedded conversion option liability	(107,081)	46,865
Amortization of debt issue costs	800	83,613
Amortization of debt discount	17,540	–
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,023,213	559,981
Prepaid expenses and other current assets	(102,945)	(57,506)
Inventory, net	(909,165)	(375,915)
Costs and estimated earnings in excess of billings on uncompleted contracts	–	(57,114)
Deposits	(1,810)	(21,168)
Increase (decrease) in:
Accounts payable	(211,229)	(166,463)
Accrued expenses	255,381	162,112
Convertible note payable issued in lieu of salary - related party	72,500	–
Sales tax payable	(50,181)	(94,566)
Deferred revenue	14,844	13,270
NET CASH USED IN OPERATING ACTIVITIES	(1,446,699)	(1,439,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,919)	(97,477)
Funding of patent costs	(1,927)	(24,703)
NET CASH USED IN INVESTING ACTIVITIES	(7,846)	(122,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	260,000	1,470,000
Payments of offering costs related to sale of common stock	(3,600)	(44,800)
Borrowings on convertible note payable	1,500,000	–
Borrowings on convertible line of credit	850,000	–
Borrowings (Payments) on line of credit, net	(1,000,000)	200,000
Payments of loan offering costs	(16,727)	–
Repayments on convertible notes payable	(6,000)	(9,000)
Repayments of auto loan	(6,188)	(6,507)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,577,485	1,609,693

NET INCREASE IN CASH	122,940	48,244

CASH AT BEGINNING OF PERIOD	8,568	32,451

CASH AT END OF PERIOD	$131,508	$80,695

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$49,000	$33,551
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$21,168	$31,752
Transfer of inventory to property and equipment	$–	$56,677
Depreciation capitalized into inventory	$16,496	$21,606
Prepaid insurance financed by third party	$9,334	$9,646
Recording of debt discount	$475,990	$–
Shares issued for debt conversion	$704,709	$–

The accompanying unaudited condensed notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016, and our financial position as of September 30, 2017, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

September 30, 2017

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2017. As of September 30, 2017, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of September 30, 2017, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	96%

Concentration of Revenues

For the nine months ended September 30, 2017, customers that each represented more than 10% of our net revenues were as follows:

Customer A	36%
Customer B	16%
Customer C	12%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2017 and December 31, 2016 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and short term loans, are carried at historical cost basis. At September 30, 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. (See Note 6 for further discussion of fair value measurements.)

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

September 30, 2017

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

Any deposits received from a customer prior to delivery of the purchased product and additionally, monies received for leases prior to a given lease period, are accounted for as deferred revenue on the balance sheet. At September 30, 2017 and December 31, 2016, deferred revenue amounted to $90,167 and $75,323 respectively. At September 30, 2017, the Company has received a partial deposit for an undelivered EV ARC™ unit and an initial deposit to plan and manufacture two Solar Tree® units.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2017, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Patents

The company believes it is in a position to achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied, all accumulated administrative costs will be expensed in the period. Patent amortization expense was $421 in each of the nine month periods ended September 30, 2017 and September 30, 2016.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Convertible notes payable that are convertible into 17,314,901 common shares, options to purchase 18,827,007 common shares and warrants to purchase 13,020,021 common shares were outstanding at September 30, 2017. These shares were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2017 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

September 30, 2017

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

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2017, the Company had a net loss of $1,790,104. Additionally, at September 30, 2017, the Company had a working capital deficit of $1,877,966, an accumulated deficit of $37,025,553 and a stockholders’ deficit of $1,437,735. It is Management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this report.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional operating and working capital through a combination of private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek out sales contracts for new product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that are currently due or become due later in 2017.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists approximately of the following:

	September 30,	December 31,
	2017	2016
Finished Goods	$250,980	$22,375
Work in Process	861,924	164,915
Raw Materials	114,328	93,113
Inventory Allowance	(8,601)	(8,601)
Total Inventory	$1,218,631	$271,802

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30, 2017	December 31, 2016
Accrued vacation	$147,783	$136,410
Accrued interest	168,657	235,776
Accrued loan guaranty	–	8,333
Accrued rent	77,996	26,091
Accrued commissions	43,004	18,828
Accrued insurance financing	9,334	–
Accrued payroll and other	132,920	4,995
Total accrued expenses	$579,694	$430,433

5.	Term Debt/Line of Credit – Silicon Valley Bank

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

As a condition to the extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party shareholder with more than 10% of the outstanding stock of the Company, agreed to guarantee all of the Company’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between Bank and Keshif (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Company’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement (“Subordination Agreement”). In consideration for the Guaranty, Envision issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 (the “Shares”) to Keshif pursuant to a stock purchase agreement (“SPA”). These shares, along with legal costs associated with the issuance of this guaranty amounting to $11,435, were recorded as Debt Issue Costs and were amortized over the initial one year term of the line of credit. Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 29, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. Related to this guaranty, as of October 29, 2016, the Company issued 147,493 shares of its common stock valued at $0.15 per share, or $22,123, and expensed this over the six month Measurement Period of the Guaranty. The Company recorded a gain on debt settlement of $2,877 on this transaction. Additionally, as of April 29, 2017, the Company issued 234,302 shares of its common stock valued at $0.15 per share, or $35,145, and expensed this over the six month Measurement Period of the Guaranty. The Company recorded a gain on debt settlement of $2,355 on this transaction. Additionally, in September 2017, the Company issued 219,555 shares of its common stock valued at $0.15 per share, or $32,933 and expensed this over the final Measurement Period of the Guaranty. The Company recorded a loss of $2,183 on this transaction (See Notes 11 and 13).

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

Effective March 30, 2017, the Company entered into an additional amendment to the LSA with Silicon Valley Bank as it relates to this debt. The amendment (i) extended the maturity date to March 1, 2020, (ii) increased the loan to an aggregate principal amount of $1,500,000, and (iii) changed the payment terms requiring monthly interest only payments through December 2017, and starting January 1, 2018, the Company shall repay the balance outstanding in twenty-seven equal monthly principal payments in addition to the monthly accrued interest. The additional $500,000 of debt was funded to the Company in April 2017. Related to this amendment, the Company paid $9,655 of fees to the Bank. These fees were recorded as debt discount and netted against the loan balance and amortized to interest expense over the term of the debt facility.

As of September 25, 2017, the Company paid off the LSA in full with the proceeds of the “Lender” note as discussed in Note 7, and the Guaranty and all other contractual rights related to this debt facility were cancelled.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

6.	CONVERTIBLE NOTES PAYABLE - RELATED PARTIES AND FAIR VALUE MEASURMENTS

As of September 30, 2017, the following summarizes amounts owed under short-term convertible notes – related parties:

Amount
Evey Note	$68,616
Wheatley Note	122,500
$191,116

Evey Note

Prior to fiscal 2011, the Company was advanced monies by John Evey, our former director, and executed a 10% convertible promissory note with compounding interest which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the Gemini Master Funds notes. Through a series of amendments, the conversion price of the convertible note was reduced to $0.20 and the maturity date was extended to December 31, 2017.

Although as of December 31, 2016, Mr. Evey is no longer a director, because he was our Chairman and a related party since 2010, we have continued to classify this note as a Convertible Note Payable - related parties in the accompanying balance sheet. For the nine month period ended September 30, 2017, the Company made principal payments totaling $6,000. The balance of the note as of September 30, 2017 is $68,616 with accrued interest amounting to $58,221 which is included in accrued expenses (See Note 4). The note continues to bear interest at a rate of 10%.

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

Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of September 30, 2017, is $122,500 with accrued and unpaid interest amounting to $9,092 which is included in accrued expenses (See Note 4).

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

September 30, 2017

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

Effective as of February 15, 2017, the Company received conversion notices from all the current note holders effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note (See Notes 11 and 13).

At September 30, 2017, there is no outstanding balance owed for this convertible note.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The following is a summary of activity of Level 3 liabilities for the nine month period ended September 30, 2017:

Balance December 31, 2016	$107,081
Change in Fair Value	(107,081)
Balance September 30, 2017	$–

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

7.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2017, the following summarizes amounts owed under convertible notes payable:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
“Lender” Note	1,500,000	231,954	1,268,046
	$1,600,000	$231,954	$1,368,046

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

As of September 30, 2017, the note is past due and had a balance of $100,000 with accrued and unpaid interest amounting to $77,671 which is included in accrued expenses (See Note 4).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

“Lender” Note

On September 18, 2017, in addition to entering into a revolving convertible line of credit (See Note 8), the Company also entered into a secured convertible promissory note with an unaffiliated lender (the “Lender”). The Note bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 400 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of the Note to reflect any changes in the 12 month LIBOR rate as quoted at on that day, or if that day is not a business day, on the next business day thereafter. Interest will only accrue on outstanding principal. Accrued unpaid interest is payable monthly on the first calendar day of each month for interest accrued during the previous month, with all outstanding principal and accrued unpaid interest payable in full on or before September 17, 2018 to the extent not converted into shares of the Company’s common stock. The Note is secured by a perfected recorded first priority security interest in all of the Company’s assets, as set forth in a certain Security Agreement by and between the Company and the Lender, dated September 18, 2017. At any time until the Maturity Date, and provided Lender gives the Company written notice of Lender’s election to convert prior to any prepayment of this Note by the Company with respect to converting that portion of this Note covered by the prepayment, the Lender has the right to convert all or any portion of the outstanding principal and accrued interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of its election to convert.

As additional consideration for the loan evidenced by the Note, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to $0.15 per share. The number of warrants issuable to the Lender is equal to 25% of the loan Amount divided by fifteen cents ($0.15). As of September 18, 2017, the Company issued 2,500,000 common stock purchase warrants under this provision having a value of $187,142 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price (See Note 12). As a result of this transaction, and including the value of the issued warrants, the Company recorded $232,767 of value of beneficial conversion features, which is recorded as debt discount on the accompanying balance sheet, and will be amortized to interest expense over the term of the note.

During any time when the Note is outstanding, or when the Lender holds any Company stock, or any warrants to acquire Company stock where the combination of both could result in the Lender owning stock with a current value of one million dollars or greater, in the Company, the Lender will have certain review and consulting rights as described in the Note.

As of September 30, 2017, the convertible note had a balance, net of $231,954 of debt discount, amounting to $1,268,046.

8.	CONVERTIBLE LINE OF CREDIT

On September 18, 2017, in addition to a convertible “Lender” note (See Note 7), the Company entered into a revolving secured convertible promissory note (the “Revolver”) with an unaffiliated lender (the “Lender”). Pursuant to the Revolver, the Company has the right to make borrowings from the Lender in amounts of up to 70% of the value of any specific purchase order (each a “PO”) received by the Company from a credit worthy customer (each a “Draw Down”), up to a maximum of $3,000,000, commencing on the date of the Revolver and terminating 300 days after the date of the Revolver. The Revolver bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 600 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of this Note to reflect any changes in the 12 month LIBOR rate as quoted on that day, or if that day is not a business day, on the next business day thereafter. The principal and accrued unpaid interest with respect to each Draw Down is due and payable within five (5) business days of receipt from the Customer by the Company of a payment due under the applicable PO (with respect to each Draw Down, the “Maturity Date”). Each Draw Down is secured by a perfected recorded second priority security interest in all of the Company’s assets, as set forth in that certain Security Agreement by and between the Company and the Lender. The Lender will have the right at any time until the Maturity Date of a Draw Down, provided the Lender gives the Company written notice of the Lender’s election to convert prior to any prepayment of such Draw Down by the Company with respect to converting that portion of such Draw Down covered by the prepayment, to convert all or any portion of the outstanding principal and accrued unpaid interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of the Lender’s election to convert.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

As additional consideration for any Draw Downs made by the Lender to the Company as evidenced by the Revolver, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to the greater of (i) $0.15 per share or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down. The number of warrants issuable to the Lender will equal 25% of the increase over the highest amount previously drawn down by the Company on the Revolver divided by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down which causes the increase over the previous highest amount borrowed.

The Company received funds for an initial Draw Down on September 26, 2017 in the amount of $850,000. As a result of this Draw Down, the Company issued 1,416,667 common stock purchase warrants having a value of $122,992 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price (See Note 12). As a result of this transaction, and including the value of the issued warrants, the Company recorded $243,223 of value of beneficial conversion features, which is recorded as debt discount on the accompanying balance sheet, and will be amortized to interest expense over the term of the note.

As of September 30, 2017, the convertible line of credit had a balance, net of a $243,223 debt discount, amounting to $606,777.

9.	NOTE PAYABLE AND AUTO LOAN

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

As of September 30, 2017, the note was past due and had a remaining balance due of $43,033 with accrued and unpaid interest amounting to $21,365 which is included in accrued expenses (See Note 4).

Auto Loan

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of September 30, 2017, the loan has a short-term portion of $10,618 and a long-term portion of $22,209.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expires in August 2020 which is the same term of the master lease for which the Company is the subtenant. Monthly lease payments range from $46,800 per month currently increasing to $50,619 per month for the final year of the lease.

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

11.	COMMON STOCK

Stock Issued in Cash Sales

During the nine months ended September 30, 2017 pursuant to a private placement, the Company issued 1,733,333 shares of common stock for cash with a per share price of $0.15 per share or $260,000 and the Company incurred $3,600 of capital raising fees that were paid in cash and charged to additional paid-in-capital. Additionally, the Company is obligated to issue 15,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants. (See Note 12 and 14)

Stock Issued for Services

During the nine months ended September 30, 2017, as payment for professional services provided, the Company issued 15,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $2,250. These shares were fully earned, and were expensed, upon issuance.

During the nine months ended September 30, 2017, as partial payment for professional services provided by GreenCore, the Company issued 180,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $27,000 and expensed the payment at issuance. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 13).

Stock Issued in Conversion of Convertible Debt

During the nine months ended September 30, 2017, and effective as of February 15, 2017, the Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of a certain convertible note (See Note 6).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Director Compensation

During the nine month period ended September 30, 2017, the Company released 562,500 shares of common stock with a per share fair value of $0.15, or $84,375 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 13). As of September 30, 2017, there were 1,687,500 unreleased shares of common stock representing $253,125 of unrecognized restricted stock grant expense related to these Restricted Stock Grant Agreements.

Stock Issued for Loan Guaranty

During the nine month period ended September 30, 2017, the Company issued 453,857 shares of its common stock valued at $0.15 per share, or $68,079, to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. The Company recorded a gain on debt settlement of $172 related to these transactions. These shares were expensed to interest expense over the term of the Guaranty period (see Notes 5 and 13).

12.	STOCK OPTIONS AND WARRANTS

Stock Options

There were no stock options issued during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company recorded stock option based compensation of $118,671 related to prior grants. As of September 30, 2017, there is $73,309 of unrecognized stock option based compensation expense that will be recognized over the next three years.

Warrants

In connection with the funding of a convertible note payable, and as of September 18, 2017, the Company issued 2,500,000 common stock purchase warrants each with a $0.15 exercise price (See Note 7).

In connection with a Draw Down of a convertible line of credit, as of September 26, 2017, the Company issued 1,416,667 common stock purchase warrants each with a $0.15 exercise price (See Note 8).

Pursuant to a private placement, the Company is obligated to issue 15,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants (See Note 11 and Note 14).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

13.	RELATED PARTY TRANSACTIONS

In June 2015, Gemini Master Fund Ltd. sold a 70.0066819% stake in its’ note to Robert Noble, our former Chairman and former owner of over 10% of our outstanding common stock, in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. In regards to the note for Mr. Noble, he agreed to an extension of his note to March 31, 2016. During the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time until March 31, 2016. This date was subsequently extended. The Company consented to the Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option was exercised in full and Mr. Noble complied with it, the Company would extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and will reduce the exercise price of such Warrants from $0.24 to $0.20 per share (See Note 6). During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed whereas the convertible note and the “Noble” shares were ultimately obtained by a group of various shareholders, some of which are related parties to the Company. As the note was partially held by a related party shareholder at the end of 2016 and was held by other related party shareholders during its existence, the note was classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets. Effective as of February 15, 2017, the Company received conversion notices from all the current note holders effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note. Of these shares, 2,315,940 shares were issued to Keshif Ventures, LLC, a related party by virtue of owning more than 10% of the Company’s stock.

During the nine months ended September 30, 2017, the Company released 562,500 shares of common stock valued at $0.15 per share (based on the share value at the time of their agreements) or $84,375, to three directors under their respective agreements. These payments were expensed at issuance (See Note 11).

As partial payment for professional services provided and during the nine months ended September 30, 2017, the Company made cash payments amounting to $15,000 to Greencore. Further, as of September 30, 2017, $39,000 is recorded in accounts payable for such services. Additionally, the Company issued 180,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $27,000 and expensed the payments at issuance. Jay Potter, our director, is the managing member of GreenCore and the primary individual performing the services (See Note 11).

During the nine months ended September 30, 2017 pursuant to a private placement, the Company issued 1,333,333 shares of common stock for cash with a per share price of $0.15 per share or $200,000 to Keshif Ventures, LLC, a related party by virtue of owning over 10% of the Company’s outstanding stock.

During the nine months ended September 30, 2017, the Company issued 453,857 shares of its common stock valued at $0.15 per share, or $68,079, to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. The Company recorded a gain on debt settlement of $172 related to this transaction. These shares were expensed to interest expense over the term of the Guaranty period (see Notes 5 and 11).

14.	SUBSEQUENT EVENTS

Subsequent to September 30, 2017, pursuant to a private placement, the Company issued to six investors a total of 5,566,667 shares of common stock for cash at $0.15 per share or $835,000. The Company incurred $34,800 of capital raising fees that were paid in cash and charged to additional paid-in capital. Related to these sales, the Company is further obligated to issue 145,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering. There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants.

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

We strive to produce products integrating only high-quality components. Our production philosophy is to invest in quality design, components, and integration so as to ensure the lowest costs of warranty and service in the industry, while maintaining and growing a brand which we believe is already recognized as one of the leading producers of the highest quality solar products available.

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
6.	The Solar Tree® DCFC product, a 70 panel square solar array mounted on a single column with integrated energy storage and the capability to provide a 50kW fast charge to electric vehicles,

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

EV ARC™:

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

We believe EV ARC™ changes this paradigm completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works and can be deployed in minutes. Its high traction ballasted base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. An electrical cabinet integrated into the unit houses various components enabling the conversion of sunlight to electricity which is stored in on-board batteries, and delivers that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ can operate day and night. An EV ARC™ delivers a clean source of power to any model of EV charger that is integrated into the structure. Further, the EV ARC™ can be remotely monitored through a cellular data connection for energy production and the state of health of its vital components. The EV ARC™ has been successfully deployed in California, New York, Pennsylvania, Nevada, Brazil, the Virgin Islands, and Spain and for customers such as Caltrans, Google, New York City, Genentech, Johnson and Johnson, and the Department of Energy.

We have integrated a digital advertising screen onto the EV ARC™ creating the EV ARC™ Digital. This advertising screen is weather, theft, and vandalism resistant and is powered entirely by the EV ARC™. The introduction of an advertising screen creates potential new revenue streams for the owner of the EV ARC™ and we believe that this makes an EV ARC™ a more attractive product for certain prospective customers. During the third quarter of 2017, there was an initial deployment of an EV ARC™ Digital by a customer who will use the digital advertising capabilities to offer businesses a way to promote their brand in a positive and unique way while funding free EV Charging for the consumer. This advancement could lead to multiple other similar uses of our products. Additionally, because the EV ARC™ product delivers valuable services such as solar powered EV charging and a secure energy source which can be used by first responders during grid failures, management believes that it may be eligible for permitting where other advertising platforms would be prohibited.

“Digital Out of Home Advertising” is the third fastest growing advertising medium. Double digit growth with billions of dollars per year in projected national and global spending make outdoor advertising an attractive opportunity for anyone who can make it work. There are, however, significant barriers to making it work. In general, in the United States, it is becoming harder to deploy outdoor advertising in most places where it is of value. Similar to the EV charging vertical, the outdoor advertising industry seeks new solutions to overcome the significant barriers to entry such as planning, entitlement, electrical circuitry, and civil engineering. Industry veterans spend a good deal of time looking for the “new new” in advertising, a solution that is environmentally friendly, cost effective, and most importantly, can make its way through the significant hurdles of permitting and zoning. We believe that our products are ideally suited to reduce many of the barriers to entry for outdoor advertising and as such we believe that significant opportunities may present themselves to us as we continue to address this market.

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

Solar Tree:

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

Operations

We are headquartered in San Diego, California in a leased 50,000 square foot building professionally equipped to handle the significant growth possibilities we believe are in front of us. The building houses our corporate operations, sales, design, engineering and product manufacturing.

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

Sales

Historically, we concentrated a sizeable portion of our resources on product development and engineering. Management believes that we now have a reproducible suite of products which address the three market verticals in which we operate (EV charging infrastructure; out of home advertising infrastructure; and renewable energy production and storage). As a result, we have increased our focus on sales and marketing in 2017 and intend to continue this focus. We believe our sales team has created a strong pipeline of prospective customers and has already converted such efforts into contracted sales. We have hired marketing professionals to help drive increased social media and other marketing initiatives to help ensure we capitalize on our first to market presence and achieve increased name recognition within the industry. We have further added a resource to help us and our customers identify and apply for potential grants and other sources of government capital which will help us get more of our products out to market.

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

Sales and business development team members receive a mixture of base and performance based pay. Most are paid based on a percentage of revenue earned when we actually receive payment from our customers.

We also have independently contracted sales resources that are paid based upon performance. They are paid a percentage of revenue when the Company actually receives payment from our customers. Our team will assist such contractors in the creation of proposal documents when the prospective sale appears to warrant the commitment of resources to such an activity. These contractors are responsible for their own costs except in some instances where the Company’s management pre-approves an expenditure aimed at winning a sales contract.

We continue to explore the use of sales channels to communicate the value of and sell our products. Examples of the types of channels we seek are:

•	Upstream vendors such as solar module manufacturers, inverter manufacturers, EVSE manufactures,
•	EV charging service providers,
•	Outdoor advertising companies,
•	General contractors,
•	Architects,
•	Engineers and consultants.

In the upcoming periods, we plan to continue our progress and leverage our past successes to continue to grow the Company. Our sales team continues to develop national sales strategies and prospects while increasing our sales opportunity base which we believe will result in increasing sales. Leveraging our contract with the State of California, we continue to garner sales and add new state customers. With our contract with the City of New York, we believe we have access to significant potential sales opportunities and have already begun capitalizing on such opportunities. Additionally, we get notable positive feedback during our “Gorilla” marketing road shows. The EV ARC™ is being delivered to corporate campuses and events in major California metropolitan areas such as San Diego, Los Angeles, San Francisco and the Silicon Valley. The feedback from the public has been positive as host companies, their employees, customers, visitors and others have been able to see firsthand the value of highly visible solar powered EV charging and emergency energy provision capabilities, and as a result, we believe, will lead them to buy our products. We believe that this has been a good way to raise awareness about the unique values our products deliver.

For the period ended September 30, 2017, contracted backlog is approximately $2.8 million and management believes that most of this backlog will be executed on and delivered during the year.

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

Fair Value of Financial Instruments. We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short-term loans, the carrying amounts approximate fair value due to their short maturities. Further, amounts recorded as long-term notes payable, net of discount, also approximate fair value because current interest rates for debt that are available to us with similar terms and maturities are substantially the same.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended September 30, 2017.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue.   For the three months ended September 30, 2017, our revenues were $225,524 compared to $522,412 for the same period in 2016. For the three months ended September 30, 2017, revenues were primarily derived from the delivery of three EV ARC™ units including a delivery of an EVARC Digital™ unit which was sold to our customer who will use the digital advertising capabilities in their shopping center portfolio to offer businesses a way to promote their brand in a positive and unique way while funding free EV Charging for their consumers. We believe this is a positive model that can lead to many more sales and deployments of our products for similar uses. Additionally, production was reduced during the quarter due to certain financing constraints that the Company has overcame with the securitization of new financing at the end of the period. As of September 30, 2017, our contracted backlog was approximately $2.8 million. A significant portion of this backlog is the result of the contract issued to the company by the New York City allowing city agencies a vehicle from which to order our products. Management believes that with the significant production increases we have experienced subsequent to the period end and directly related to the securitization of new financing at the end of the period, a vast majority of this backlog will be executed on during the remaining months of 2017. For the three-months ended September 30, 2016, revenues were derived primarily from the delivery of eight EV ARC™ units to end customers with additional revenues derived from a project to deliver a Solar Tree® unit.

Gross Loss.  For the three months ended September 30, 2017, we had a gross loss of $9,308 compared to a gross loss of $3,532 for the same period in 2016. In 2017, our losses were derived primarily from the costs, including depreciable costs, of our manufacturing environment that were unable to be absorbed by the lower revenues in the period. With the continuing increases in production volumes expected in upcoming periods, we believe that we will see more decreases in per unit labor costs and per unit manufacturing overhead costs which will drive even lower per unit total costs. In 2017, warranty or service costs remained low totaling under three thousand dollars in the period. The gross losses in the 2016 period were primarily due to losses incurred with the production of our first Solar Tree™ unit being delivered as a kit of parts to a customer who had requested delivery delays.

Operating Expenses.  Total operating expenses were $489,540, for the three months ended September 30, 2017 compared to $614,586 for the same period in 2016. Administrative labor costs increased in 2017 by approximately $35,000 primarily due to staffing increases coupled with modest pay increases. Stock option expense increased by approximately $38,000 due to prior issued stock options. Administrative rent increased approximately $12,000 in the 2017 period due to the move to our new facility in 2016, but was offset in a reduction of moving expenses of approximately the same value. These increases were offset by a decrease of commissions of approximately $44,000 due to a higher commissionable sale in 2016, and a decrease in consulting expenses of approximately $151,000 primarily related to an investor relations consulting firm and other financial consulting that were not incurred in 2017.

Interest Expense. Interest expense was $65,413 for the three months ended September 30, 2017 compared to $82,522 for the same period in 2016. The decrease in interest in 2017 resulted primarily from the decrease in our convertible debt facility that was entirely converted to common stock prior to the period as well as the amortization of certain non-recurring debt costs in 2016.

Change in Fair Value of Embedded Conversion Option Liability. There was no change with the embedded conversion option liability in the three months ended September 30, 2017 as the debt associated with this liability was converted into equity in a prior period and thus had already been eliminated.

Net Loss.  We had a net loss of $566,199 for the three months ended September 30, 2017 compared to net loss of $609,564 for the same period in 2016. Significant elements deriving these losses have been discussed above.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue.   For the nine months ended September 30, 2017, our revenues were $1,103,943 compared to $1,207,226 for the same period in 2016. We delivered a few less EV ARC™ units in 2017 but those units had higher average sales prices related to additional purchased features as compared to 2016. The 2016 period also included revenues associated with the sale of a Solar Tree® unit. As discussed above, as of September 30, 2017, our backlog was approximately $2.8 million. Management believes a vast majority of this backlog will be executed on during the remaining months of 2017.

Gross Loss.  For the nine months ended September 30, 2017, we had a gross loss of $26,268 compared to a gross loss of $78,632 for the same period in 2016. In 2017, the loss is consistent with costs of the manufacturing environment including tooling and depreciation costs that are unable to be absorbed with our current production volumes, coupled with minimal warranty costs. In 2016, approximately $20,000 of the gross loss was attributable to the delivery of an EV ARC ™ unit to the Virgin Islands that had higher transportation and location specific logistical cost elements because we delivered, for the first time, a transformer ARC ™ unit using a standard cargo container. Further, we experienced nonrecurring costs of $26,000 related to the repair of certain production equipment and the procurement of other small equipment to assist in production coupled with the depreciation of production equipment.

Operating Expenses.  Total operating expenses were $1,703,821 for the nine months ended September 30, 2017 compared to $1,634,861 for the same period in 2016. During the 2017 period, labor increased by approximately $79,000 primarily due to increased sales personnel coupled with modest pay increases. Stock option expense increased approximately $55,000 due to options granted the CEO in late 2016. Administrative office rent increased by approximately $52,000 due to the move to our larger corporate facility in August 2016, where we also saw an increase in utilities costs of approximately $48,000. These were offset by a decrease in director’s fees of $54,000 in the 2017 period as there were increased costs in 2016 related to the 2015 term of service for certain directors, and a decrease of $122,000 for investor relation and financial consultants in 2017.

Interest Expense. Interest expense was $167,019 for the nine months ended September 30, 2017 compared to $205,485 for the same period in 2016. The decrease related primarily to a decrease in amortization of certain debt related costs from 2016 compared to the 2017 period coupled with the decrease in debt associated with the conversion of 2016 debt to equity in the 2017 period.

Change in Fair Value of Embedded Conversion Option Liability. We recorded a gain of $107,081 during the nine months ended September 30, 2017 compared to a loss of $46,865 during the same period in 2016. These amounts were the result of adjusting the fair value of our derivative liabilities to market. In the nine months ended September 30, 2017, the convertible debt with which this liability was associated was converted to equity and thus the liability was marked down to $0.

Net Loss.  We had a net loss of $1,790,104 for the nine months ended September 30, 2017 compared to net loss of $1,961,316 for the same period in 2016. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resource

At September 30, 2017, we had cash of $131,508. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $1,446,699 for the nine months ended September 30, 2017, compared to cash used in operations of $1,439,269 for the same period in 2016. The principal elements of cash flow for the nine months ended September 30, 2017 include the net loss of the Company offset by depreciation and amortization of $51,909 and other non-cash items including: approximately $113,625 of common stock share value issued in lieu of cash for services of which approximately $84,000 was issued to directors of the Company for their Board service and $27,000 was issued to Greencore Capital LLC for services provided to the Company by a director; approximately $60,000 of stock value issued as a fee for the guaranty of our outstanding loan; $118,671 of stock option expense; and a $107,081 gain related to the change in fair value of the embedded conversion option liability as the debt that was associated with this liability was entirely converted to equity in the period. Further, cash from operations for the period included of a net reduction in accounts receivable of $1,023,213 as the Company collected monies owed to it from the increased level of deliveries made at the end of fiscal 2016; a use of cash of $909,165 used to build inventory as the Company had a significant increase in work in process production as certain financial and component availability constraints hindered our ability to finish product, all of which was resolved at the end of the period and which will help lead to significant deliveries and revenues in the final quarter of 2017; a use of cash of $211,299 related to accounts payable reductions as the Company paid bills with the proceeds of a closed financing; a use of cash amounting to $50,181 related to the payment of sales taxes owed; and a $72,500 generation of cash related to the increase of a convertible note payable associated with the deferral of compensation by our chief executive officer.

Cash used in investing activities was $7,846 and $122,180 for the nine months ended September 30, 2017 and September 30, 2016, respectively. In 2017, the Company purchased some nominal operating equipment while continuing to fund progress toward patent applications. In 2016, in addition to funding patent applications, the Company built an EV ARC™ for Company demonstration purposes and additionally replaced a battery in our electric forklift.

Cash received from our financing activities was $1,577,485 for the nine months ended September 30, 2017 compared to cash received of $1,609,693 in the same period in 2016.  In 2016 the cash received was primarily cash invested into the Company through private placements of our common stock with an additional $200,000 borrowed on our then existing line of credit. In the 2017 period, the Company received $260,000 of cash invested through private placements of our common stock, but also received net proceeds (after using certain proceeds to contractually pay off old debt facilities) of $1,350,000 from new credit facilities that closed and funded during the period.

As of September 30, 2017, current liabilities exceeded current assets by $1,877,966. In 2017, current assets increased by approximately $140,000 resulting primarily from the collection of accounts receivable associated with the increased volumes of revenues at the end of 2016 which cash was then used and the decrease offset by increases in inventory. In 2017, current liabilities increased by approximately $140,000 as a result of the conversion of a certain debt facility into equity thus eliminating an embedded conversion option liability coupled with an net increase of approximately $340,000 in other debt facility borrowings.

While the Company has been attempting to grow market awareness and focusing on the generation of sales to get our product out into the marketplace, the Company has not generally earned a gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long-term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased production volumes, efficiencies will continue to improve, and production costs will decrease, thus allowing for consistent gross profits on the EV ARC ™ product in the future.  The Company will continue to rely on capital infusions from the private placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures.  Management cannot currently predict when or if it will achieve positive cash flow.

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

Going Concern Qualification

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2017, the Company had a net loss of $1,790,104. Additionally, at September 30, 2017, the Company had a working capital deficit of $1,877,966, an accumulated deficit of $37,025,553 and a stockholders’ deficit of $1,437,735. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this report.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will look to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  Although not a comprehensive listing, as of December 31, 2016, we had identified the following material weaknesses which still exist as of September 30, 2017 and through the date of this report:

•	We did not maintain effective controls over the control environment. Specifically, among other things, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

•	Because of the size of the Company and the Company’s administrative staff, as well as other reasons, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination and disclosure of information, have not been developed and the Company has not been able to adhere to them.

•	We have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, the Company issued 187,500 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 (based on market price at the time of a restricted stock agreement) and a total value of $28,125 for director services to three directors. The shares were fully vested.

During the three months ended September 30, 2017, pursuant to a private placement made pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 100,000 shares of common stock to one investors for cash with a per share price of $0.15 and total capital of $15,000.

During the three months ended September 30, 2017, pursuant to Rule 506 (b) of Regulation D of the Securities Act, and in consideration for the continued guaranty of the Company’s obligations extended under that certain loan and security agreement with Silicon Valley Bank dated October 30, 2015, the Company issued 219,555 shares of common stock with a total contractual value of $30,750, to Keshif Ventures, LLC, a related party, pursuant to that certain related stock purchase agreement dated October 30, 2015.

Subsequent to September 30, 2017, but prior to the date of this report, pursuant to a private placement pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 5,566,667 shares of common stock to six investors for cash with a per share price of $0.15 and total capital of $835,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (10)
10.1	2007 Unit Option Plan of Envision Solar, LLC, dated as of July 2007 (1)
10.2	Asset Purchase Agreement, dated as of January, 2008, by and among Envision Solar International, Inc. and Generating Assets, LLC (1)
10.3	Warrant, dated as of January 11, 2008, issued to Squire, Sanders & Dempsey L.L.P. (1)
10.4	Securities Purchase Agreement, dated as of November 12, 2008, by and between Envision Solar International, Inc. and Gemini Master Fund, Ltd.(1)
10.5	Secured Bridge Note, dated November 12, 2008, issued to Gemini Master Fund, Ltd. (1)
10.6	Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC (1)
10.7	Intellectual Property Security Agreement, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC Gemini Master Fund, Ltd. and Gemini Strategies, LLC (1)
10.8	Subsidiary Guarantee, dated as of November 12, 2008, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Strategies, LLC (1)
10.9	Forbearance Agreement, dated as of April 11, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC and Gemini Master Fund, Ltd. (1)
10.10	Subordination Agreement, dated as of October 1, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Jon Evey, Gemini Master Fund, Ltd. and Gemini Strategies, LLC (1)
10.11	Amendment Agreement, dated as of October 30, 2009, by and among Envision Solar International, Inc., Envision Solar Construction, Inc., Envision Solar Residential, Inc., Envision Africa, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC (1)

10.12	Lock-up Agreement, dated as of October 30, 2009, by and between Envision Solar International, Inc. and Robert Noble (1)
10.13	Lease dated as of December 17, 2009 by and between Pegasus KM, LLC and Envision Solar International, Inc. (1)
10.14	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith and Pegasus Enterprises, LP (1)
10.15	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey (1)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of February 10, 2010, by and between Casita Enterprises, Inc. and Casita Enterprises Holdings, Inc. (1)
10.17	Stock Purchase Agreement, dated February 10, 2010, by and between Casita Enterprises, Inc. and Jose Cisneros, Marco Martinez, Paco Sanchez, Don Miguel and Lydia Marcos (1)
10.18	Selling Agreement between Envision Solar International, Inc. and Allied Beacon Partners, Inc. (3)
10.19	Letter of Intent with General Motors, LLC. (4)
10.20	Selling Agreement with Allied Beacon Partners, Inc., dated January 8, 2013 (5)
10.21	Consulting Agreement with GreenCore Capital, LLC, dated January 10, 2013 (5)
10.22	Teaming Agreement with Horizon Energy Group signed January 16, 2013 (6)
10.23	No longer in effect. (7)
10.24	Consulting Agreement with Cronus Equity LLC, dated February 21, 2014 (8)
10.25	Fourth Extension and Amendment Agreement between Envision Solar International, Inc. and Gemini Master Fund Ltd and Gemini Strategies LLC dated as of February 28, 2014 with Exhibits (9)
10.26	Consulting Agreement with GreenCore Capital LLC dated March 28, 2014 (9)
10.27	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015 (11)
10.28	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015 (11)
10.29	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015 (11)
10.30	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015 (11)
10.31	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015 (11)
10.32	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (12)
10.33	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (13)
10.34	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016 (14)
10.35	Amendment to Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (15)
10.36	Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (15)
10.37	Amendment to Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (15)
10.38	Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (15)
10.39	Amendment to Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (15)
10.40	Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (15)
10.41	Revolving Convertible Promissory Note, dated September 18, 2017 between the Company and “Lender” (16)
10.42	Convertible Secured Promissory Note, dated September 18, 2017, between the Company and “Lender” (16)
10.43	Security Agreement -Purchase Order Financing, dated September 18, 2017, between the Company and “Lender” (16)
10.44	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017, between the Company and “Lender” (16)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 12, 2010.

(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.

(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 9, 2011.

(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, filed on March 28, 2012.

(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 11, 2013.

(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 16, 2013.

(7)	Previously incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 28, 2014.

(8)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated February 26, 2014.

(9)	Incorporated by reference to the Annual Report on form 10K filed with the Securities and Exchange Commission, dated March 31, 2014.

(10)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated July 16, 2014.

(11)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 5, 2015.

(12)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 26, 2016.

(13)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 14, 2016.

(14)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated October 20, 2016.

(15)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 6, 2017.

(16)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 18, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2017	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer, (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay S. Potter	Dated: November 14, 2017
Jay S. Potter, Director

By:	/s/ Anthony Posawatz	Dated: November 14, 2017
Anthony Posawatz, Director

By:	/s/ Peter Davidson	Dated: November 14, 2017
Peter Davidson, Director

