Form 10-K
period 2017-12-31
Envision Solar International, Inc.
filed 2018-04-02
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]No [X]

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

Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $8,570,359 as of June 30, 2017 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC QB).

The number of registrant's shares of Common Stock, $0.001 par value, outstanding as of March 23, 2018 was 143,768,995.

i

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) and its subsidiary.

ITEM 1. BUSINESS

Envision is a sustainable technology innovation company based in San Diego, California. Focusing on what we refer to as “Solar 3.0,” we invent, design, engineer, manufacture and sell solar powered products that enable vital and highly valuable services in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ deployability, reliability, accessibility, and total cost of ownership, rather than producing the cheapest kilowatt hour with the help of subsidies.

Envision’s solar powered products and proprietary technology solutions target three verticals: electric vehicle charging infrastructure, out of home advertising platforms, and energy security and disaster preparedness. The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) charging, media and branding, and energy security, that are rapidly deployable and attractively designed. Our chief differentiator is, we believe, our ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and parts, and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Envision’s products are designed to deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through sales of digital out of home (“DOOH”) media. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses. Qualified customers can also lease our EV ARC™ products through leasing relationships we have developed. Envision’s products can qualify for various federal, state, and local financial incentives which can significantly reduce final out-of-pocket costs from our selling price for eligible customers.

Products and Technologies

We currently produce two categories of product: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. We have recently submitted a third product category, the EV-Standard™ product, for patent approval. It is patent pending and in late stage product development and engineering. All three product lines incorporate the same underlying technology and value having a built-in renewable energy source in the form of attached solar panels or light wind generators, along with battery storage capabilities. The EV ARC™ product is a permanent solution in a transportable format, and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed but uses an existing streetlamp’s foundation and grid connection.

EV ARC™ is a transportable, but essentially permanent, EV charging infrastructure product which supports Level I, Level II, and DC Fast Charging (requiring 4 to 7 interconnected units). EV ARC™ products can charge between one and six EVs simultaneously, and a single unit can provide EV charging in as many as 10 parking spaces. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments. Until the introduction of the EV ARC™, the deployment of EV chargers could be hindered by complications in site acquisition caused by the complicated and invasive requirements of the installation. Typical competing EV charger installations require a pedestal which is typically mounted on a poured concrete foundation which requires excavation. Fixed chargers also typically require a trench to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements of fixed chargers can be environmentally impactful and expensive, and may slow, or prevent entirely, the deployment of large numbers of typical fixed format chargers. California’s Department of General Services has informed us that it takes an average of 18 months to go through the process of installing a utility grid-tied EV charger. New York City, currently our largest customer, experiences similar and sometimes longer delays because of the complexities of extending the electrical grid to locations where EVs need to charge. Because the EV ARC™ has its own ballast and traction pad, it does not require a foundation. Because it is entirely powered by locally generated and stored renewable energy, it does not require a grid connection. These innovations allow us to completely avoid any on-site construction or electrical work which, in turn, allows us to avoid the design, engineering, and entitlement/planning processes typical of grid-tied installations. We have demonstrated that we are able to deploy EV chargers attached to our EV ARC™ product in as little as 8 minutes (rather than 18 months).

When a fixed EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges, and at times, more expensive demand charges. Landlords, corporations, venues, and other hosts often do not perceive enough value creation in the deployment of a fixed EV charger to justify the disruption caused by the associated trenching, foundations, and electrical civil works. Consequently, they may not be inclined to grant permission to the service providers who approach them, or to install EV chargers at their own expense for their employees and guests, because the costs and disruption incurred with grid tied chargers can be prohibitive.

Many governments and corporations have aggressive goals to install EV charging infrastructure. For example, Governor Brown of California has issued an executive order requiring the installation of 250,000 EV chargers by 2025. This equates to an average of more than 40,000 charger installations per year. To date, the EV charging industry has installed a total of about 16,000 grid-tied EV chargers. Nations such as the United Kingdom, France and Norway have announced total bans on all internal combustion engine vehicles (ICEs) during the next two decades. Others, like China and Germany are considering similar bans. Electric Vehicles will be the major replacement technology for ICEs and, as a result, the global demand for EV charging infrastructure is growing rapidly and is forecasted to accelerate. Bloomberg recently reported that the global market for EV charging infrastructure is estimated to exceed 4 trillion dollars. Vehicle manufacturers are rapidly transitioning to EV production. Volvo recently announced that by 2019, its entire portfolio will be hybrid electric (HEV) or fully plug-in electric (PEV). Ford has committed to spending $11 billion to electrify its portfolio. Volkswagen, BMW, and Mercedes have committed to all electric portfolios. Most, if not all, automobile manufacturers currently sell, or plan to sell EVs.

We believe that there is a clear need for rapidly deployable and highly scalable EV charging infrastructure, and that EV ARC™ fulfills that requirement. We are agnostic as to the EV charging service equipment (EVSE) and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ products have been deployed with ChargePoint, Blink, Juice Box, Bosch and other high quality EV charging solutions. We can make recommendations to customers, or we can comply with their specifications and/or existing charger networks. EV ARC™ replaces the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

In June 2015, the Department of General Services (DGS) of the State of California awarded us a one-year contract (with options allowing the State to exercise two one-year extensions) which enables any California state, local, or municipal agency to order EV ARC™ products from us without having to go through any further due diligence or competitive bidding process. DGS itself is a customer and has ordered products from us. In April 2016, this contract was extended for the first one-year option period through June 2017. In 2017 it was extended again through June of 2018. We are currently in discussions with the State of California to renew the contract and to add additional products such as the Solar Tree® and EV ARC™ HP DC fast charging product to it. DGS has given us no indication that it will not renew the contract. We continue to receive purchase orders under this contract. To date we have sold approximately $2,750,000 worth of EV ARC™ units through this contract. EV ARC™ products are being used by Caltrans, universities, multiple municipalities and other governmental entities in California under our contract with the State. We believe that California’s requirements for rapidly deployed and highly scalable EV charging infrastructure will only increase in the coming years.

In September 2016, New York City’s Department of City Administration Services (the City’s contracting department) released an Invitation to Bid (“ITB”) for EV charging infrastructure. The ITB specified Envision Solar’s EV ARC™ product. After submitting our response, we attended the bid opening where Envision was the only respondent. We were awarded a contract by DCAS in March of 2017. The contract is similar to our contract with California in that it enables any NYC department to buy EV ARC™ products without having to go through any further due diligence or competitive bidding process. DCAS itself is a customer and has ordered products from us. So far, we have sold 37 EV ARC™ units to New York City for a total value of approximately $2,460,000. EV ARC™ is being used by NYPD, Department of Design and Construction, NY Dept. of Education and other entities in New York City under our contract with it. We believe that the City’s requirements for rapidly deployed and highly scalable EV charging infrastructure will only increase in the coming years.

There are over 19,000 municipalities in the US. We have sold EV ARC™ products to seven of them thus far. We believe that the municipal market for our products is robust and offers significant opportunities.

We believe EV ARC™ changes the paradigm of installing EV charging infrastructure completely because it is entirely self-contained and is delivered to the site ready to operate. It requires no foundation, trenching, concrete, electrical or civil works, and can be deployed in minutes. Its high-traction ballasted base pad creates a structurally sound platform that supports the rest of the structure. The solar array is connected via our EnvisionTrak™ tracking solution to a column which is mounted to the ballasted pad. An electrical cabinet integrated into the unit houses various components enabling the conversion of sunlight to electricity, which is stored in on-board batteries, and delivers that electricity to the EV charging station. Incorporating battery storage means that an EV ARC™ operates day and night, as well as during grid interruptions such as blackouts. An EV ARC™ can deliver a clean source of power to any model of EV charger that is integrated into the structure. Further, the EV ARC™ can be remotely monitored through a cellular data connection for energy production and the state of health of its vital components. EV ARC™ products fit in a standard legal-sized parking space but they do not render that parking space unusable because vehicles, EV or otherwise, can park on the high-traction ballasted pad. This is a significant differentiator for our product as most commercial and government owned parking lots have a minimum number of parking spaces which they must provide, according to local codes, to support their tenants, employees and visitors. Reducing, even by one, the number of available parking spaces might place the building out of compliance with local and perhaps other codes. We believe that the fact that EV ARC™ does not reduce parking spaces creates a significant barrier to entry for our competition as our high-traction ballasted pad forms part of our patent. EV ARC™ products are delivered to our customers’ sites ready to operate.

For customer locations within 1,500 miles of our factory, we use our proprietary and unique transportation system, the ARC Mobility™ trailer (AMT). The AMT is a hydraulically operated trailer which is towed behind a standard one-ton pick-up truck with either a hitch or a gooseneck connection. The AMT uses hydraulics to elevate the EV ARC™ unit above the ground and fix it beneath the AMT trailer where it stays during transportation. Upon arrival at the site the driver uses the hydraulic system to lower the EV ARC™ product into its designated parking space. This process takes as little as eight minutes and is performed by one individual with no other specialized equipment. We typically deliver EV ARC™ products during the middle of the night because our target parking spaces are generally open at that time. For very tight locations we have a small electric powered tug which can maneuver the AMT into locations which will not accommodate both the truck and the trailer. Destinations which are greater than 1,500 miles from our office are reached through deliveries by third-party carriers’ trucks and trailers or in standard shipping containers. Because the EV ARC™ is too large to fit inside a container in its fully erect position, we have invented and perfected a modification to the product which we call Transformer ARC™. Transformer ARC™ products can, using a hydraulic ram, collapse in upon themselves (stowing) thus presenting a much smaller form factor which will fit inside a shipping container. When the Transformer ARC™ product arrives at its destination it is un-stowed using the same hydraulic ram and then placed, fully erect, into its designated parking space. The Transformer ARC™ modification to the EV ARC™ is currently patent pending and the USPTO has informed us that they intend to issue us a patent for this modification in April 2018. We believe that our ability to ship the EV ARC™ in different configurations and by different means is both unique and a significant differentiator from our competition.

The EV ARC™ has been successfully deployed in California, New York, Colorado, Brazil, the Virgin Islands, and Spain and for customers such as Caltrans, Google, NY City, Genentech, Johnson and Johnson, and the Department of Energy.

In some instances, we have integrated a digital, static, or scrolling advertising screen onto the EV ARC™ creating the EV ARC™ Media. These advertising screens are resistant to weather, theft, and vandalism and are powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we believe this makes an EV ARC™ a more attractive product for certain prospective customers. This advancement could lead to multiple other similar uses of our products. Because the EV ARC™ product delivers valuable services such as solar powered EV charging and a secure energy source which can be used by first responders during grid failures, management believes that the signage, promotion, and advertising may be eligible for permitting where other advertising platforms would be prohibited.

“Digital Out of Home Advertising” is the third fastest growing advertising medium. Double digit growth with billions of dollars per year in national and global spending make outdoor advertising an attractive opportunity. There are, however, significant barriers to making it work. In general, in the United States, it is becoming harder to deploy outdoor advertising in most places where it is of value. Similar to the EV charging vertical, the outdoor advertising industry seeks new solutions to overcome the significant barriers to entry such as planning, permission, entitlement, electrical circuitry, and civil engineering. Industry veterans spend a good deal of time looking for the “new new” in advertising, a solution that is environmentally friendly, cost effective, and most importantly, can make its way through the significant hurdles of permitting and zoning. We believe that our products are ideally suited to reduce many of the barriers to entry for outdoor advertising, and as such, we believe that significant opportunities may present themselves to us as we continue to address this market.

In November 2017 we signed an agreement with OutFront Media (NYSE: OUT). Through this agreement, OutFront will market the sponsorship and naming rights for networks of EV ARC™ products distributed across major US cities, using the same business model that OutFront has previously used to monetize the deployment of bike sharing programs such as the Deco bike program in San Diego, California. OutFront ranks in the top three outdoor advertising companies in the US and has been successful selling similar sponsorship and naming rights opportunities. We believe that a significant opportunity exists, though our relationship with OutFront, to deploy large numbers of EV ARC™ products in multiple cities across the US.

EV ARC™ products also provide a highly reliable source of energy that is not susceptible to grid interruptions. Because an EV ARC™ generates and stores all of its own energy, it will continue to charge EVs even during grid outages and failures such as those caused by hurricanes, earthquakes, flooding or heavy snow, or by terrorists and in the future, outages that might be precipitated by nefarious nation states. Government fleet operators, in particular, recognize the importance of having a hedge against such grid interruptions. Many of their fleet vehicles provide essential services and cannot be grounded for several days during a prolonged black-out such as the one that occurred as a result of Hurricane Sandy. Grid tied EV chargers will not operate during black-outs. EV ARC™ supported EV chargers are immune to grid failure and as such provide a vital hedge against the loss of fleet electric vehicles. We believe that as larger segments of the total vehicle fleet (government, private sector, and consumer) electrify, the necessity of a large proportion of EV chargers which are powered by locally generated and stored electricity will create a significant opportunity for our first mover status with our EV ARC™ and other products.

Because EV ARC™ can be deployed with an optional emergency power (E Power) panel, it can also be used as a reliable source of energy in times of disaster, emergency, or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to safely connect to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable, and a cleaner source of, energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator requires, and there is less chance that it will not be operational in times of emergency since first responders are not required to start it or fill it with fuel. We are currently selling EV ARC™ products equipped with E Power panels to New York City, Caltrans, and many other entities. In the summer of 2017 the EV ARC™ product deployed for the government of the US Virgin Islands was subjected to category five, 185 mph, winds which it survived. Our customer informed us, in writing, that while most other infrastructure had been damaged or destroyed by the storm, our EV ARC™ product not only survived, but was still in excellent condition. The EV ARC™ product is independently certified to withstand winds of 110 mph by a licensed structural engineering firm. We and our customers have observed that in practice, it can withstand hurricane force winds.

While the EV ARC™ and Solar Tree® products are designed to be grid independent, they can also be connected to the utility grid at the customers’ request. In one instance we have a utility company customer which is using the EV ARC™ product to charge EVs, but also as a grid balancing tool. The utility has connected the EV ARC™ to the grid and is able to use the internal batteries as a buffer during times of grid instability. Industry experts predict that there will be a significant increase in the amount of deployed energy storage connected to the grid to provide stability in the future. We believe that the EV ARC™ products’ ability to act as a grid buffering solution, as well as a rapidly deployed EV charging solution, is another differentiator and a potentially significant value proposition.

We believe, and we have been told by our customers and prospects, that the triple use of EV charging, digital outdoor advertising, and emergency energy production make the EV ARC™ an extremely valuable product for our customers.

EV ARC™ is designed to address the sizable market of EV charging infrastructure. We believe the current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the US and elsewhere. A standardized, portable, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those who are interested in the proliferation of EV’s and EV charging infrastructure. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a sizable share in the market interest.

For our EV ARC product, direct labor and material costs are lower than the selling price at the individual product level. However, when all of our overhead cost allocations such as rent, indirect labor, and other allocated costs are spread across the low volume of units we have produced to date, we have recognized gross losses on sales rather than gross profits. We continually endeavor to make production improvements in both our products and our processes to reduce our manufacturing costs while maintaining the high quality for which we strive. As unit sales continue to increase and when they become sufficient to overcome overhead costs shared amongst all of our production, and we trend toward reducing our cost base through improved economies of scale, production process improvements, and component cost reductions, management believes that gross profits will be realized and maintained in the future.

Our patented Solar Tree® product has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, sun tracking, and architectural solar support structure with integrated energy storage potential, EV charging, and media platforms that is available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can be rapidly deployed and enable EV charging in locations where it would otherwise be impossible or economically infeasible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging, can be served by our Solar Tree® products which can be optimized for direct current (“DC”) fast charging. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® direct current fast charger (“DCFC”) can be deployed with minimal site disturbance. In November 2017, we received an order from the Fresno County Rural Transit Authority to provide two Solar Tree® DCFC products which will be used to charge electric buses from BYD. The growth in electric bus adoption is happening at a greater pace than EVs at this time. BYD is the biggest electric bus company in the world. We believe that the successful deployment of these Solar Tree® DCFC products for Fresno and with BYD may create significant opportunities for further deployments of electric bus charging infrastructure and DC fast charging infrastructure for EVs. We further believe that the success of the sort that we currently have with Caltrans may be leveraged with other departments of transportation across the United States and the rest of the world.

We believe Solar Tree® products with on-board battery storage can provide a highly reliable source of energy to be used in the event of a failure of the grid. We have seen data suggesting that grid failures cost businesses in the United States approximately $200 billion per year and when those failures impact vital services such as hospitals, they have been responsible for loss of life. We believe that a hospital equipped with Solar Tree® energy security products could benefit both economically and from a life safety point of view. We believe that there are many other such instances where the reliable combination of renewable energy and energy storage can deliver value which exceeds simply competing with the utility. This will become particularly true when larger segments of transportation become electrified and grid interruptions mean the “grounding” of EVs which rely solely on the utility grid to re-fuel.

We have invented and incorporated EnvisionTrak™, our patented and proprietary tracking solution, onto all of our products, furthering the unique nature of our products and, we believe, increasing our technological leadership within the industry. EnvisionTrak™ is a complex integration of high quality gearing, electrical motors, and controls which are combined in a robust, highly engineered, and reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvisionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces. We have received a patent on our claims of these attributes. We believe this is a vital attribute in solar generators in parking environments, since any swinging or rotating arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our past customers, to significantly increase electrical production. An additional value is derived from the high visual appeal created by EV ARC™ or Solar Tree® structures which are tracking the sun in perfect synchronicity. Solar Tree® products incorporate our latest engineering and fabrication improvements. This has allowed us to reduce costs and time to deploy Solar Tree® structures, and we have seen improvements in the fabrication processes. We anticipate further improvements in future deployments of the product as we incorporate more smart technology and storage capabilities.

We also believe that Solar Tree® products optimized for branding can create visually stunning platforms for the delivery of a business’ brand message with a less onerous planning and entitlement process than that experienced with traditional signage.

Envision recently submitted to the US Patent Office a patent application for our new product offering, the EV-Standard™. We are currently patent pending on this new product and we are in the late stages of product development and engineering. The EV-Standard™ is a streetlamp replacement which incorporates renewable energy and on-board energy storage, and which provides a meaningful EV charging experience without significant infrastructure or construction requirements. The EV-Standard™ product design includes a light-wind generator fixed atop a new streetlamp standard. Also integrated is a tracking solar panel and on-board battery storage. The EV-Standard™ product is designed to take power from the existing streetlamp grid connection and uses it to charge the on-board batteries. The streetlamp’s circuit is available 24 hours per day but is only in use during the hours of darkness. As a result, EV-Standard™ is able to use the full capacity of the grid connection to charge its batteries during the day time. A further advantage of the EV-Standard is that it is delivered with a low energy, high lumens, LED light fixture which reduces the energy required for street lighting during the hours of darkness. This makes the street light more efficient and, crucially, EV-Standard™ can use the unused capacity of night-time operations to further charge its on-board batteries. The additional renewable energy generated by both the tracking solar array and the light-wind generator supplies more energy to EV-Standards’ batteries. The energy from the batteries is then delivered to a Level II EV charger which is mounted to the EV-Standard™ product’s column. The combination of the three sources of capacity, when delivered at once through our on-board batteries, allows us to deliver a much more powerful, and therefore more meaningful, EV charging experience than would be available simply through connecting to the existing street lamp’s utility grid connection as some of our competitors currently offer.

We believe that the improved EV charging experience offered by the EV-Standard™ design will be a differentiator for our company in a potentially very large market. On street, or curbside, charging is considered by many jurisdictions to be an important factor in the future EV charging infrastructure mix. This is particularly true in cities like New York and San Francisco where many residents have to park their vehicles on streets and therefore cannot take advantage of EV chargers deployed in parking lots or residences. In New York City, many of the city’s fleet vehicles also park on the street at night. While we are supplying our EV ARC™ products to charge New York’s fleet vehicles in parking lots, they seek solutions to charge those vehicles which are parked on the street most of the time. Furthermore, we have learned from California’s Energy Commission (the CEC) that as few as one in seven Californians park their vehicles close enough to an electrical circuit to charge their vehicles overnight, even if there were EV chargers installed at those locations where circuits do exist. CEC states that this will mean that an increase in work place and on street charging must take place if California’s electrification goals are to be met. We currently provide work place charging to the State of California through our EV ARC™ product. We believe that EV-Standard will become an excellent choice for California, New York and many other cities across the US and the world as a viable and reliable on-street EV charging solution, and as such, we believe that EV-Standard™ represents an important opportunity for future growth. Like the EV ARC™ and Solar Tree® products, the EV-Standard™ will not rely upon a grid connection and will be able to continue to charge EVs during black-outs or other grid interruptions.

Envision continues to identify other complimentary product offerings and enhancements to current offerings and is in the design and engineering phase on certain such products.

We strive to produce products integrating only the highest quality components available. Our production philosophy is to invest in quality design, components, and integration so as to ensure the lowest costs of warranty and service in the industry, while maintaining and growing a brand which we believe is already recognized as one of the leading producers of the highest quality solar powered products.

We produce a series of products which management believes offer multiple layers of value to our customers while leveraging the same underlying technology and fabrication techniques and infrastructure. This enables us to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products.

Our current list of products includes:

1.	EV ARC™ Electric Vehicle Charger,
2.	EV ARC™ HP DC Fast Charging Electric Vehicle Charger,
3.	EV ARC™ Media Electric Vehicle Charger with advertising screen,
4.	EV ARC™ Motorcycle Charger,
5.	EV ARC™ Bicycle Charger,
6.	ARC Mobility™ Trailer,
7.	The Solar Tree® DCFC product, a 35-foot-square array mounted on a single column with integrated energy storage and the capability to provide a 50kW DC fast charge to one or more electric vehicles.

The EV Standard™ is currently in the development and patenting phase of its product evolution.

All Envision products can be upgraded with the addition of the following:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	SunCharge™ solar powered EV charging,
3.	ARC™ technology energy storage,
4.	E-Power emergency power panels
5.	LED lighting,
6.	Media and branding screens, and
7.	Security cameras, WiFi, sound, and emergency call boxes.

Operations

We are headquartered in San Diego, California in a leased 50,000 square foot building professionally equipped to handle the significant growth possibilities we believe are in front of us. The building houses our corporate operations, sales, design, engineering and product manufacturing.

The EV ARC™ and Solar Tree® structures are currently fabricated in this facility. We intend to fabricate EV-Standard in the same facility. We believe we have been better able to control quality as a result of our self-performing the manufacturing processes as opposed to outsourcing this activity as we did in the past. We have made improvements to existing products and are able to introduce new products in a much more timely and efficient manner. Management believes that the product development process is significantly faster and less expensive when carried out by an in-house fabrication facility. We no longer install our Solar Tree® products, selling them instead as an engineered kit of parts to be installed by third parties employed by the buyer of the Solar Tree® kit. We will continue to deliver our EV ARC™ product, using the specialized and proprietary ARC Mobility™ trailer, within an approximate 1,500 mile range of our fabrication facility, and use third party transportation solutions and the Transformer ARC™ for greater distances.

Management believes that the continuation of our strategy to create highly engineered, highly scalable products which are delivered complete or as a kit of parts to the customer site, and which require minimal planning, entitlement, or field labor activities, is further positioning us as a leader in the provision of unique and highly scalable solutions to the market verticals we target. Our products are complex but standardized, readily deployable, and reduce the exposure of the Company and our customers to the risks and inherent margin erosion that are incumbent in field deployments. We are no longer directly involved in the field installation of our Solar Tree® products, instead selling them as a kit to be installed by others. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to customer sites so that they may be erected and installed by readily available local labor contracted directly by the site host without our involvement. As part of the delivery of the latest units of Solar Tree structures to our customers, our design and engineering team has created a detailed, step by step, installation manual that can be used by any competent construction firm to seamlessly erect and install our structures. With this manual, we believe the ease of installation can be directly communicated to minimize installation costs and thereby reduce sales hurdles, resulting in increased sales.

The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee.

We continue to bring engineering improvements to our products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. The EV ARC™ is the embodiment of this strategy in that it requires almost no field activity beyond “parking” it in a space. We have invented and produced the ARC Mobility™ trailer which is a hydraulically enabled delivery trailer that can lower an EV ARC™ product to the ground in its final location in less than eight minutes.

We strive to benefit by the deliberate continued utilization of certain outsourced resources. While we develop all intellectual property in-house, product designs are vetted by third-party structural and electrical engineering firms to ensure that the designs meet the local jurisdictional requirements and codifications for the deployment locations. We believe this further helps dissipate potential liabilities for the structural and electrical elements by providing additionally insured experts with partial responsibility for the designs.

Sales and Marketing

Historically, we concentrated a sizeable portion of our resources on product development and engineering. We now have a reproducible suite of products which address the three market verticals in which we operate (EV charging infrastructure; out of home advertising infrastructure; and emergency energy production). As a result, we have increased our focus on sales and marketing and intend to continue and grow this focus in 2018. In 2016, we hired employees to form a sales team to sell our products directly through telephone and emailing campaigns. We believe our sales team has created a significant pipeline of prospective customers and has already converted such efforts into contracted sales.

Our current sales activities are undertaken in the following manners:

•	Direct sales efforts undertaken by our “in-house” sales team,
•	Direct sales efforts undertaken by other independent contractors,
•	Direct sales efforts as a result of management relationships, and
•	Follow-on sales to existing customers.

Our marketing efforts are responsible for the generation of many of our sales leads and have consisted of the following:

•	Attendance at trade shows and conferences, often with live demonstrations of EV ARC™,
•	Deliveries of a “loaner” EV ARC™ unit to potential customer sites so the customer can directly experience the benefits of the product,
•	Web site and limited search engine optimization,
•	Direct electronic mailings to prospects within our target markets,
•	Social media outreach on Facebook, Twitter, and LinkedIn,
•	Video postings on YouTube and Vimeo,
•	Distribution of printed materials promoting our products,
•	Industry speaking engagements and SME panel participation across the United States, and
•	Media interviews in print, radio and television.

Examples of the audiences we target are:

•	Corporations,
•	Outdoor advertising companies,
•	Automotive related companies,
•	Municipalities,
•	State and federal government entities,
•	Utilities, and
•	Commercial real estate.

Sales and business development team members may receive a mixture of base and performance-based pay. They are paid a percentage of revenue only when we actually receive payment from our customers.

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

During 2016, we added multiple members to be a part of our national sales team, including a new director of sales and business development who is a former Navy Seal Intelligence Officer, as well as developed national sales strategies. We continue to pursue and make progress on promising sales opportunities. Using our contracts with the State of California and the City of New York, we continue to garner sales and add new government customers. We have received follow on orders from New York City, Caltrans, and others, and added new California ordering departments. We believe we are close to securing orders from other agencies. We continue to have discussions with other governmental and private sector organizations which management believes will result in near term future orders. Additionally, we have been delivering our EV ARC™ on our ARC Mobility™ trailer to a variety of locations during a “Gorilla” marketing road show. The EV ARC™ is being delivered to corporate campuses in major California metropolitan areas such as San Diego, Los Angeles, San Francisco and Silicon Valley. We pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the human resource and marketing departments of the host companies. It is hoped that the host companies and their employees will see the ease of deployment and the value of highly visible solar powered EV charging, and as a result, buy our products. We believe that this has been a good way to raise awareness about the unique values our products deliver.

In December 2017, we hosted our first Tacos ‘n’ Beer event at our factory in San Diego. More than 100 local government and private sector employees who had expressed an interest in learning about our products attended. We served them with free tacos and beer which they enjoyed while listening to a Johnny Cash impersonator. At a certain point in the evening we demonstrated the delivery of an EV ARC™ product to a parking space in our lot. We timed the delivery from the time our delivery truck crossed the property line to the time that an EV was plugged in and charging on the EV ARC™ product. In this manner, we were able to demonstrate, to a large number of potential prospective buyers, our ability to deploy an EV ARC™ in under 8 minutes. We believe that this educational outreach was a success and that it has resulted in an enhanced understanding and awareness of our products value and capabilities. We have further Tacos ‘n’ Beer events planned for multiple locations across California which started in Orange County in March 2018. Our intention is to educate the broadest possible audience to our products’ capabilities. We intend to video the more polished performances and use those to reach a much wider audience across the Internet and social media.

Intellectual Property

Envision owns the registered trademarks Solar Grove® and Solar Tree® structures.

The Company has been issued three patents: one for our Solar Tree ® structure (patent No. 7,705,277), one for EnvisionTrak™ (a dual-synchronous tracking system for its Solar Tree® structures) (patent No. 8,648,551), and one for our EV ARC™ product (patent No. 9,209,648). Our EV-Standard™ and Transformer ARC™ products are both currently patent pending and we have been informed by the USPTO that the patent for Transformer ARC™ will be issued in April 2018. We have also been informed that our Chinese patent for EV ARC™ will be granted.

Key Initiatives

Out Door Advertising (or Out of Home advertising –“OOH”) – In November 2017, we executed an agreement with OutFront Media (NYSE:OUT). The agreement covers the relationship in which OutFront sells sponsorship and naming rights to networks of EV ARC™ products distributed across major US cities starting in San Diego, California. OutFront has successfully sold similar deals in the past to fund bike sharing programs and believes that the market for sponsorship and/or naming rights for highly visible, solar powered EV charging networks may be as or more lucrative than the bike sharing programs. The business model involves a third party, typically a large corporation looking to enhance its corporate image, paying a fee for the rights to name or sponsor the network. The duration of the sponsorship might be 3 to 5 years. The fee is calculated based upon Envision’s selling price of the product and a success fee paid to OutFront Media. Envision or a related entity would retain title to the units during the term and at the end of the term we will have the right to repeat the process. We believe that this model may constitute a significant opportunity for growth in the volume of units we deploy, and also a recurring revenue stream to augment our one-time product sales revenues. We are currently working with OutFront Media to secure permission from the City of San Diego for our intended use.

We have also secured an agreement with ACE Parking to deploy EV ARC™ Digital in their parking lots across San Diego, California, and more broadly. We may also seek an advertising partner or work with OutFront Media to monetize the value of the advertising screens. We have walked these locations with an OOH company which has confirmed that they will allow for sufficient visibility of our screens to make an attractive advertising platform. The OOH company identified 60 initial locations in San Diego which the company believes will generate advertising revenue using our EV ARC™ Digital. We will continue to develop relationships with OOH providers. With success in San Diego, management plans to endeavor to expand our EV ARC™ Digital network to other cities. Management believes that the combination of our transportable, solar powered EV chargers with digital and static advertising may present a significant growth opportunity for the Company.

State and Local Government – Envision’s EV ARC™ product was selected for a State of California contract for transportable, solar powered EV chargers. As far as we are aware, there were no other respondents with products which qualified, which further supports our belief that EV ARC™ is a product which is unique in the market. Similarly, when we responded to the New York City RFP, we believe we were the only respondent with a qualifying product. Members of staff of the State of California have commented to us that they believe that they are behind goals where the deployment of EV charging infrastructure is concerned. In June 2015, we were awarded a contract to supply EV ARCS™ to California state agencies (to the extent ordered by them) by the Department of General Services of the State of California, for a term of one year with two one-year renewal options. This contract was renewed by the State of California in both 2016 and 2017, and we have regularly delivered EV ARC™ products to state agencies during these periods. We believe that the major impediments to the deployment of EV chargers are the requirements for civil works such as trenching and foundations, as well as limited access to sufficient electrical circuits to support EV charging in the locations where it is needed. Envision’s products do not require access to utility grid circuits, and as such are perfect for remote locations such as rest areas and park & rides. Our EV ARC™ products can be deployed in minutes and our Solar Tree® and EV ARC™ DCFC products can provide over 1,000 e miles per day through DC fast chargers which will deliver a full charge to a Nissan Leaf (for example) in 20 minutes or so. We believe that this makes our products ideal for many of the State of California’s goals for the electrification of transportation, and as such, we are aggressively targeting the state with face to face meetings and educational materials. We believe that if we continue to be successful with the State of California and Caltrans, then it is not unreasonable to expect that we can expand sales to other states, the federal government, and the Department of Defense. We believe that the purchase orders we have received from multiple municipalities and also from Department of Energy National Laboratories validate our business plan.

New York City made its first purchase of EV ARC™ products during the second quarter of 2015. New York’s Mayor Deblasio recently announced what the city believes are the most aggressive EV adoption targets of any major city in the world. Its goals call for over 2,000 EVs to enter the city’s fleets during the next few years with an investment of $50 to $80 million over the next 10 years to support additional charging infrastructure.

In September 2016, New York City’s Department of City Administration Services (the City’s contracting department) released an Invitation to Bid (“ITB”) for EV charging infrastructure. The ITB specified Envision Solar’s EV ARC™ product. After submitting our response, we attended the bid opening where Envision was the only respondent. We were awarded a contract by DCAS in March of 2017. The contract is similar to our contract with California in that it enables any NYC department to buy EV ARC™ products without having to go through any further due diligence or competitive bidding process. DCAS itself is a customer and has ordered products from us. So far, we have sold 37 EV ARC™ units to New York City for a total value of approximately $2,460,000. EV ARC™ is being used by NYPD, Department of Design and Construction, NY Dept. of Education and other entities in New York City under our contract with it. We believe that the City’s requirements for rapidly deployed and highly scalable EV charging infrastructure will only increase in the coming years.

There are over 19,000 municipalities in the US. We have sold EV ARC™ products to seven of them thus far. We believe that the municipal market for our products is robust and offers significant opportunities.

Financing mechanisms – Though we have observed that our EV ARC™ product is often less expensive for our customers than the costs associated with grid-connected chargers, we have also observed that many of our customers do not always have sufficient capital resources to allow them to purchase as much EV charging infrastructure as they need. We have been told by certain government customers that they have greater flexibility to pay operating expenses (Op Ex) than capital expenditures (Cap Ex). Furthermore, many of our customers, for example government entities, are not able to take advantage of the tax incentives offered by the federal and state governments as they do not have a tax liability. As a result, we are working with a group of equity and tax equity investors and debt providers to create a financing mechanism which will allow our prospective customers to take advantage of our products through making a series of monthly payments spread out over many years. The cost of the products to our customers will be reduced by the available tax incentives which will inure to the investors who will in turn pass on the savings in the form of reduced monthly payments.

During meetings with state government officials we have been led to believe that the combination of reduced overall costs, and the spreading of those costs across many years through monthly payments, might make it more likely that government entities can order larger volumes of our products. Initially the Company’s cash-flows will not be impacted by this structure as the investors will take title to the products and pay Envision the full price for them at the inception of the plan. However, it is possible that at some time in the future we may elect to increase our involvement in this process as a means to create a source of recurring revenue, and also to take advantage of the spread on the cost of the capital we source and that which we charge our customers for the financing.

International – We believe that our products solve the same problems globally that they solve in the United States and in the same ways. We believe our ability to export our intellectual property and our knowledge is better than it has ever been in the past. We have adapted our products so that they are easily shipped in a standard shipping container. We have moved from project to product so that we do not have to be on site when our products are installed which, we believe, means that we can ship products anywhere in the world, leaving the installation work to local resources. We also believe that the learning we gained in putting a fabrication facility in place, inexpensively, to fabricate our products could allow us to rapidly scale in international markets.

According to Bloomberg, financial services firm Morgan Stanley has estimated that the world will need to spend $2.7 trillion on charging infrastructure if it is to support 500 million electric vehicles. MIT Technology Review reports that there are already more than a billion vehicles on the world’s roads right now. It is likely that the number will increase in the coming decades and we believe that almost all of those vehicles will be electric.

Many nations including the United Kingdom, Norway, and France have announced total bans on internal combustion vehicle sales after 2040. China and Germany are considering similar bans.

We believe that in order to achieve global goals for EV charging infrastructure, a rapidly deployable and highly scalable set of EV charging solutions like those we offer will be vital. We believe our products will be needed both in the US and internationally. For this reason, we are continuing to explore opportunities to expand internationally.

Our current international focuses are in the European Union (“EU”), the UAE (specifically Dubai) and China. In Spain, we continue to work with Aconfort, a Spanish company with whom we have a multi-year relationship. We have registered the name Envision Europe SA and we plan to send the EV ARC™ components to Spain as sales volumes dictate. Initially, we expect that EV ARC™ will be shipped in pieces to Spain where it will be reassembled by Envision Europe personnel (these will be Aconfort employees in the early stages). Certain components such as solar modules and gears, which are subject to tariffs when imported to the EU, will be sourced locally to reduce costs. As the market for our products expands, we plan to hire employees and take on more of the fabrication tasks in Spain while reducing the components we ship from the United States. As quickly as the market will support this, we intend to become self-sufficient in the EU. It is our intention to form a subsidiary in Spain. We shipped the first EV ARC™ unit to Spain in 2016 where it has been featured in a highly visible location in the center of Malaga.

According to the government in Beijing, China will spend $200 billion on EV charging infrastructure over the next decade. Some industry experts have suggested that as much as two thirds of the global spending on EV charging infrastructure will take place in China during the next decade. China is currently the worlds’ largest market for EVs according to Bloomberg. China’s requirements for energy security products are massive and growing rapidly due to electricity interruptions, according to Chinese governmental agencies. According to ABC News, studies suggest more than one million people die prematurely every year from the toxic air that has engulfed northern China. The Chinese government’s “War on Pollution” will involve the spending of billions of dollars on renewable energy and the electrification of transportation.

Since 2016 we have been engaged in discussions and negotiations with various Chinese entities. We have observed the business and negotiation environment to be complicated and opaque. We do not believe that we have yet arrived at a set of business conditions which would be in the best interest of the Company or our shareholders. As a result, we have not yet elected to consummate any of the business arrangements which have been offered to us in China. Our strategy is to take no deal rather than a deal which we do not have full confidence will deliver positive and secure results for the Company.

We continue to work with entities such as the US/China Chamber of Commerce in an effort to identify suitable potential partners in China. We seek to find a partner that can manufacture and sell our products in that region. We believe that many such entities exist and we further believe that the Chinese market affords attractive opportunities. We will continue to endeavor to find a partner with whom we can execute a secure and beneficial arrangement for Envision Solar.

We believe that our international efforts could represent a significant set of new, large, and growing opportunities for the Company.

ARC Mobility™ - We have observed that the commercialization of our ARC Mobility transportation solution has revolutionized the way that we deliver our EV ARC™ product to our customers. We believe that EV ARC™ is already the most easily deployed EV charging solution available today. ARC Mobility makes it even easier and as a result, we believe it could help increase the product’s penetration and sales. We have already sold ARC Mobility to New York City.

Transformer EV ARC™ – We are starting to see increased interest from overseas markets for our products. We are in the process of extending elements of our IP protection to Europe and China. We have been informed that the Chinese intend to issue a Chinese patent for EV ARC™ products in 2018. In 2016, we delivered an EV ARC™ to the government of the US Virgin Islands which survived Hurricanes Maria and Irma. We have received several inquiries from Caribbean island communities as a result of that sale. We have designed EV ARC™ to be transportable, and within the Continental United States, we can now transport it using either our ARC Mobility™ trailer or commercial trucking companies. We have invented, tested, and delivered a design modification which allows us to effectively collapse the EV ARC™ for containerization with a simple expansion process at the destination which does not require sophisticated personnel, tools or significant time. We have been informed that the USPTO intends to issue us a patent on this technological improvement (Transformer ARC™) on or about April 2018. Our first successful deliveries of such units were made to New York City during the third quarter of 2015 as well as to the Caribbean and Spain in 2016. Since that time all EV ARC™ units which have been delivered to customers at locations greater than 1,500 miles from our factory have been Transformer ARC™ products. Management believes that our ability to ship EV ARC™ products in commercial container units will allow us to address overseas and distant markets in a way which has not been possible until the successful testing and delivery of Transformer ARC™. We believe global growth in EV charging, Out of Home advertising, and energy security is vibrant. We believe that our ability to ship product worldwide will allow us to take advantage of these global opportunities.

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

ARC™ Technology is the integration of storage into all existing Envision products. Battery storage removes the intermittency of electrical delivery often cited as a reason for not taking advantage of renewable energy. We believe Envision is positioning itself to be a leader in the convergence of renewable energy generation and storage. We believe our EV ARC™ product is an elegant embodiment of this convergence. We are currently under contract to deliver our Solar Tree® DCFC with integrated battery storage to the Fresno County Rural Transit Authority. Our EV-Standard™ product has battery storage as an integral part of its design. We plan to continue to commit engineering resources to this space with the intention of making all products storage capable. The energy storage market is nascent, and according to industry analysts, poised for growth in the coming months and years. Management intends that we be a leader in the integration of renewable energy products with battery storage solutions.

The Market and the Verticals Addressed

Envision has created a suite of products which management believes are unique, compelling, and ideally suited to address the following market verticals:

1.	Electric Vehicle Charging,
2.	Outdoor Advertising, and
3.	Energy Security.

Management has observed that industry analysts and experts believe that each of these market verticals has:

a)	Annual spending in the billions,
b)	A global marketplace,
c)	Significant growth, and
d)	A compelling need for the types of products Envision produces.

Electric Vehicle Charging

The growth rates in electric vehicle sales and, as a result, the requirements for supporting infrastructure are impressive. To date, the deployment of electric vehicle service equipment (“EVSE”) has not met the goals set by federal or state governments or any of the larger companies currently engaged in the space. The reasons for the delays are numerous but the main impediments include the following:

a)                Site Acquisition – identifying and leasing/controlling locations

b)                Entitlement – permitting and zoning requirements

c)                Civil Works – foundations and trenching

d)                Inability to move the EV charger once deployed

e)                Energy – sources and cost of energy

f)                 Reliability – EV chargers will not work during utility grid interruptions

g)                Telemetry – communications with the EV chargers

We believe the Envision EV ARC™ is the world’s first and only transportable, solar powered EV charger. Because it produces and stores all its own energy, it does not need a grid connection and therefore needs no trenching, switch gear, or transformer upgrades. Management believes the lack of a foundation, trench or electrical infrastructure means that in most jurisdictions the EV ARC™ will not need a building permit, and we have found that to be the case in every jurisdiction in which the product has been deployed to date. It is immune to grid interruptions such as black outs or brown outs. As such, it will allow for vehicle charging even in times of grid failure. It can be moved at any time because it is not connected to the ground or grid, and we believe, creates an attractive and highly visible branding asset for the host. There are no utility bills to pay and, as the number of EVs increase on the host campuses, more EV ARC™ units can be added with a continued lack of disruption. We have observed that locations that currently offer grid tied EV chargers have placed those chargers in locations where a suitable circuit was most easily accessed – the “low hanging fruit”. As the number of EVs increase in such locations the existing chargers are no longer sufficient to fulfill the needs, leading to what is called in industry jargon “charge rage”, an event when two or more EV drivers wish to use the same charger at the same time. We believe that this will lead those locations to require more EV chargers and that, having used up the low hanging fruit, they will be required to extend circuits to locations in their parking lots which will require invasive, time consuming and expensive infrastructure, permitting, construction and electrical work.

EV ARC™ and Solar Tree® products can also be equipped to provide emergency power to users such as first responders during times of emergency or other grid failures. Because the products replenish their batteries every day, even during cloudy conditions, we believe that they are some of the most robust and reliable back-up energy sources available today. Several of our current government customers are ordering EV ARC™ units with our optional E Power panels integrated into the units. E Power is a series of secured power outlets with directed and primary energy access available to emergency responders. This is a source of increased revenue for us and, we believe, a compelling value proposition for our products.

EV ARC™ and Solar Tree® products can be grid connected if the customer wishes. Our first utility customer connected its EV ARC™ units to the grid in 2015. The EV ARC™ products provide solar powered EV charging, but they also serve as grid stability tools. During times of low energy use the utility will charge the EV ARC™ on board batteries. During times of grid stress, the utility takes energy from EV ARC™ batteries thus reducing stress on their generation assets and grid infrastructure. We believe that “Grid Balancing” offers a potentially significant market opportunity for Envision’s products as electrical grids become increasingly unstable due to increased demand, aging infrastructure, and extreme weather events. Experts from utilities such as San Diego Gas & Electric have told us that this is the case and that distributed storage is an important part of their future plans.

We believe these factors make our products a compelling value proposition to anyone who intends to install such devices. A corporate customer can deploy EV charging quickly, efficiently, and without digging up its parking lots. The positive carbon foot print impact is greater because our products use sunlight to charge the employees’ EVs and, we believe, the marketing and branding impact is far greater because the enterprise has a highly visible demonstration of its commitment to the environment.

We believe Envision’s larger Solar Tree® structures also make effective EVSE infrastructure solutions. Considering the list of impediments to EV infrastructure deployments, we believe that the Solar Tree® structure with column integrated CleanCharge™ EV chargers offers significant advantages over a typical grid tied EV charger. We believe that they offer the most attractive and practical mounting assets for fixed EV charging stations. The single column design is ideal for centrally locating multiple chargers and making them available to the maximum number of spaces. Entitlement might go more smoothly because the Solar Tree® structures contribute more benefits to the local environment than simple EV chargers. Those additional benefits include shade, reduction in heat islanding, reduction in light pollution, architectural appeal, reduction in grid stress, and disaster preparedness when equipped with ARC™ storage technology. We believe that commercial real estate owners and corporate campuses will recognize the multiple layers of increased value delivered by Solar Tree® structures and CleanCharge™ deployed with little disruption to their facilities.

Solar Tree® structures with ARC™ technology energy storage could generate and store enough energy to provide over 1,000 e miles per day through any high quality EV charger including DC fast chargers. They could be deployed in any location that is not shaded and they do not require any utility grid connection. We believe that this vital factor makes them a compelling choice for remote locations where there is inadequate utility grid connection (e.g. rest areas). Corridor charging, the term used to describe EV charging on highways between built up areas, is recognized as being very important, but also very difficult to achieve with traditional grid tied chargers because of the lack of electrical circuits and the environmental and economic impact of bringing infrastructure to remote sites. We believe that our Solar Tree® and EV ARC™ products are ideal for corridor charging because they do not need to connect to the electrical grid. Additionally, where the requirement is for charging of mission critical vehicles (e.g. first responders, hospitals, fleet vehicles), Solar Tree® and EV ARC™ products can provide a highly robust and secure source of energy even when the grid is not available. Unlike gasoline or diesel-powered generators, our products are not reliant on external sources of fuel and, we believe, require much less maintenance, testing and service. It is our further contention that any campus environment with an EV charging need and a wish for a high degree of reliability in its electrical supply can benefit from our Solar Tree® structures with ARC™ on-board energy storage because, we believe, in times of grid instability (e.g. natural disaster, terrorism, capacity constraints), the Envision products could provide the most reliable source of energy at the location.

Sales of electric passenger buses increased by over 40% in 2017, according to Navigant Research, which observes that transit agencies are interested in battery electric buses, thanks to their potential for lower operating costs in addition to having zero emissions and reduced noise. New orders for electric buses are growing rapidly. Our Solar Tree® product is a highly effective solution for electric bus charging because it can deliver a DC fast charge without utility grid connections, and without the challenges, expenses and delays often associated with the installation of grid-connected charging.

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

The development and commercialization of wireless or inductive charging is in advanced stages. There are several companies such as Qualcomm, Momentum Dynamics, Wave, Hevo and Witricity which have commercially available wireless chargers for EVs and larger electrified vehicles. We believe that our products, particularly the EV ARC™, are ideal for the integration of wireless charging for two reasons: (i) the wireless power transmitters can be integrated directly in to our base pads whereas traditional grid-connected products will have to install the transmitters into the concrete or asphalt, requiring further permitting and construction activities and, (ii) wireless charging is about 5% less efficient than conductive (plugging in) charging which means that an operator of a large number of vehicles or a network of chargers will find that their utility bill increases by 5% when they upgrade to wireless charging because of the loss. Our products generate all their own energy from renewable sources without generating a utility bill, so there will be no increase in energy costs for a fleet operator when they convert to wireless charging with Envision products.

We believe that wireless charging will play a major role in the future of EV charging because (a) the consumer will demand the ease and convenience of simply parking their car and having it fuel without their having to plug in and (b) fleet operators will no longer have to be concerned that their employees have plugged EVs in at the end of a shift. So long as they are parked they will fuel automatically.

Management believes that increased adoption of wireless or inductive charging constitutes another significant opportunity for a differentiated advantage and, as a result, growth in the future.

Another area in the charging ecosystem which provides major opportunities and challenges is the “curbside” or “on street” sector. Because so many owners of vehicles and even fleet operators (in cities like New York and San Francisco) park their vehicles on street, there is a significant need for curb side charging. In fact, the CEC has publicly stated that only 1 in 7 Californians are able to park their car close enough to a circuit to charge at home. Their conclusion is that curb side, on street charging will be an important contributor to the successful electrification of transportation in the State. Many other jurisdictions such as New York City have made the same statements.

We have invented and are in the late stages of product development on, our patent pending, EV-Standard product which is, in our belief, the ideal curb side charging solution. The EV-Standard™ product is a streetlamp replacement which incorporates renewable energy and on-board energy storage, and which provides a meaningful EV charging experience without significant infrastructure or construction requirements. The EV-Standard™ design includes a light-wind generator fixed atop a new streetlamp standard. Also integrated is a tracking solar panel and on-board battery storage. The EV-Standard™ product design takes power from the existing streetlamp grid connection and uses it to charge the on-board batteries. The streetlamp’s circuit is available 24 hours per day but is only in use during the hours of darkness. As a result, EV-Standard™ is able to use the full capacity of the grid connection to charge its batteries during the day time. A further advantage of the EV-Standard is that it is delivered with a low energy, high lumens, LED light fixture which reduces the energy required for street lighting during the hours of darkness. This makes the street light more efficient and, crucially, the EV-Standard™ can use the unused capacity of night-time operations to further charge its on-board batteries. The additional renewable energy generated by both the tracking solar array and the light-wind generator supplies more energy to EV-Standards’ batteries. The energy from the batteries is then delivered to a Level II EV charger which is mounted to the EV-Standard™ products’ column. The combination of the three sources of capacity, when delivered at once through our on-board batteries, allows us to deliver a much more powerful and therefore more meaningful EV charging experience than would be available simply through connecting to the existing street lamps’ utility grid connection as some of our competitors currently offer.

We believe that the improved EV charging experience offered by the EV-Standard™ design will be a differentiator for our company in a potentially large market. We currently provide work-place charging to the State of California through our EV ARC™ product. We believe that EV-Standard will become an excellent choice for California, New York and many other jurisdictions across the US, and the world, as a viable and reliable on-street EV charging solution. Accordingly, we believe that EV-Standard™ represents an important opportunity for future growth. Like the EV ARC™ and Solar Tree® products, the EV-Standard™ will not rely upon a grid connection and as such will be able to continue to charge EVs during black-outs or other grid interruptions.

Outdoor Advertising

As the value of traditional advertising media such as television, radio, and print, diminishes, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. Industry experts believe that there will be significant growth in spending on outdoor advertising platforms particularly when mounted on street furniture. We anticipate this is particularly true relative to digital content. The DOOH (digital out of home) industry, from what we understand, is enjoying a period of rapid growth and may continue to do so for the foreseeable future. Management has seen statistics suggesting DOOH and other outdoor advertising spending exceeded $7B in the United States and $25B globally in 2014, with massive potential markets such as China just beginning to enter the marketplace.

While we believe there is a great deal of pent up demand for out of home advertising spending in the United States, there are also significant barriers to the widespread deployment of the infrastructure, which we believe enhance our competitive position:

a)      Entitlement – traditional signs and billboards are increasingly difficult to take through the permitting and zoning process. Some jurisdictions have outlawed them entirely.

b)      Public perception – the value of outdoor advertising becomes questionable when the constituency views the medium as anti-social, as is often the case with traditional billboards.

c)      Energy Costs – lit and digital billboards are major energy consumers.

d)      Content updates – signs and billboards can be slow and costly to update.

e)      Civil engineering and construction – signs and billboards require costly installations and electrical connections.

We believe Envision has products that solve each of the above impediments to billboard and DOOH infrastructure deployments. We, together with our partner, OutFront Media (NYSE:OUT), are currently in the process of working to secure agreements with one or more cities to allow for the deployment of our advertising or sponsorship funded, solar powered EV chargers. We are also working with individuals and organizations to encourage investment in our products deployed in this manner.

The Envision products are renewably energized, so they are shrouded in what is often referred to as the “Green Halo.” We have observed that the green/sustainable aspect of our products can make them more likely to win approval through the entitlement process, while also making them more popular with an increasingly environmentally-conscious public. The dual effect, we believe, is that our products may be deployable in locations where traditional signs or billboards may be denied. We believe these products will be more popular with an advertisers’ intended audience and, as a result, advertisers may be willing to pay for them either as a capital purchase or through an existing payment schedule they have with vendors such as Lemar, Clear Channel or JC Decaux, or through sponsorship and naming rights deals such as those OutFront intends to sell. Envision plans to sell products either directly to the end user or to one of the brokerages or to maintain title to the products while collecting a fee for the sponsorship and naming rights. We do not currently intend to sell space to content providers except in select locations as there are other well-established companies doing that to which we can sell. Technology advances in advertising operations are making it increasingly possible to place digital content on advertising screens through the leveraging of automated platforms. Google is piloting programs in the United Kingdom for place and time-based advertising on digital screens. Management is meeting with various companies involved in the automatic placement of digital content on outdoor screens to ascertain whether there is a model which will allow us to successfully monetize the EV ARC™ Digital without the active involvement of a third party, thus avoiding an increase in associated direct costs. In the case of the sponsorship deals contemplated with OutFront Media, Envision may retain title to the products throughout the sponsorship period and charge fees for the rights to the network. These fees would constitute recurring revenue for the Company. At the end of the sponsorship period, which is currently contemplated by OutFront to be in the three to five-year range, the rights to the network would revert to Envision at which point we may be at liberty to sell them again.

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

Using solar power to reduce an entity’s utility bill is not new and is now a highly competitive market however, Envision believes that the growth in energy security products will create a significant opportunity for the Company. We have overcome many hurdles inherent in the production of reliable, cost effective, stand alone, renewable energy generation and storage solutions. Our EV ARC™ product is essentially a micro-grid which generates, stores, and makes available, day or night, clean, reliable electrical energy. This technology is already offering our customers an alternative to back-up generators or other expensive measures which they feel compelled to own to safeguard their increasingly important energy supplies. Many of our customers have expressed that they view the fact that EVs can charge from our products even when the utility grid fails as one of the key components in their decision to buy. Their ability to connect external devices to the EV ARC™ power outlets and “shore power” cable may allow them to eliminate the need for gasoline or diesel generators where EV ARC™ is deployed.

Customers like New York City and Caltrans who own increasingly large fleets of EVs cannot take the chance that there is another major grid outage such as the one that was caused by Hurricane Sandy. The impact of such an outage would be that the EVs would be grounded during such an event. Our products provide a hedge against such a catastrophe because they are immune to grid interruptions.

Distributed generation photovoltaic solar projects have historically been rooftop or adjacent property installations. Rooftops have a number of inherent problems that are avoided by utilizing parking lots and the top levels of parking structures for solar installations. Rooftops are populated with mechanical equipment, vents, skylights, elevator overruns and most importantly, roofing materials and systems including waterproof membranes, that require maintenance, are warranted, and must be replaced more often than solar PV products. Rooftops are also limited in the area which is required for large scale energy production by PV systems. The low returns generated by many roof top and adjacent property solar deployments are often not sufficient inducement to a real estate owner to expose themselves to the encumbrance and risks associated with those sorts of deployments, which in part, might explain the relatively low adoption of this otherwise beneficial technology.

There are over 800 million parking spaces in the United States. As the adoption of Electric Vehicles increase, we believe parking lots will be ideal locations for EV charging infrastructure, and Envision’s products with SunCharge™ will offer an attractive option to any entity considering the deployment of such solutions.

We believe, globally, solar deployments are growing significantly. While much of the growth has been focused on competing with utilities to provide cheaper electricity, we believe that there will be a significant growth in Solar 3.0 in which solar energy is used to enable services and amenities where the grid is unavailable or too unreliable for the intended use. Electrical energy is becoming increasingly vital to almost everything that we do and our requirements for it are no longer restricted to indoor locations where standard outlets are readily available. Solar powered products, like those that we produce, which can deliver reliable energy in locations where there is insufficient circuit, like parking lots, streets, parks, and public spaces, appear to have significant market opportunities. Our deployment speed is also important to our marketing efforts. In most cases, we deploy our EV ARC™ and Solar Tree® products in active parking lots of active businesses. Whether we are deploying for EV charging, energy security, or for marketing purposes, our prospective customers often consider business disruption in their analysis and buying decisions. We believe that our products can be installed faster than any other products in the industry, making deployment of Envision products less negatively impactful than the deployment of our competitor’s products. The potential loss of revenue or opportunity caused by a torn-up parking lot can, over time, be quite substantial. We believe our deployment speed will increasingly contribute to Envision’s competitive edge.

Customer Concentration

During 2017, the Company had two customers that each exceeded 10% of our revenue.

Lender Convertible Debt Instruments

On September 18, 2017, Envision entered into a revolving secured convertible promissory note (the “Revolver”) and a secured convertible promissory note (the “Note”) with an unaffiliated lender (the “Lender”). Pursuant to the Revolver, the Company has the right to make borrowings from the Lender in amounts of up to 70% of the value of any specific purchase order (each a “PO”) received by the Company from a credit worthy customer (each a “Draw Down”), up to a maximum of $3,000,000, commencing on the date of the Revolver and terminating 300 days after the date of the Revolver, by giving five (5) business days written notice to the Lender of a request for borrowings (the “Evaluation Period”). During the Evaluation Period, if Lender determines in its commercially reasonable judgement that the customer (“Customer”) is not credit worthy, Lender may refuse to advance the Draw Down. The Revolver bears simple interest at the floating rate per annum equal to the 12-month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 600 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of the Revolver to reflect any changes in the 12-month LIBOR rate as quoted at 1:00 pm Eastern Time in New York, New York on that day, or if that day is not a business day, on the next business day. The principal and accrued unpaid interest with respect to each Draw Down is due and payable within five (5) business days of receipt from the Customer by the Company of a payment due under the applicable PO (with respect to each Draw Down, the “Maturity Date”). Each Draw Down is secured by a perfected recorded second priority security interest in all of the Company’s assets, as set forth in that certain Security Agreement by and between the Company and the Lender, dated September 18, 2017. The Lender will have the right at any time until the Maturity Date of a Draw Down, provided the Lender gives the Company written notice of the Lender’s conversion election to convert, prior to any prepayment of such Draw Down by the Company, all or any portion of the outstanding principal and accrued unpaid interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of the Lender’s election to convert. The Revolver is secured by a second priority perfected recorded security interest in all of the assets of the Company, evidenced by a Security Agreement with the Lender.

As additional consideration for the loan made by the Lender to the Company as evidenced by the Revolver, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to the greater of (i) $0.15 per share or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down. The number of warrants issuable to the Lender will equal 25% of the increase over the highest amount previously drawn down by the Company on the Revolver divided by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down which causes the increase over the previous highest amount borrowed.

In addition to the Revolver, the Lender agreed to lend $1,500,000 to the Company pursuant to the Note. The Company covenanted to use the proceeds of the Note exclusively to pay-off the entire outstanding balance of that certain loan and security agreement that the Company has with Silicon Valley Bank, dated October 30, 2015. The Note bears simple interest at the floating rate per annum equal to the 12-month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 400 basis points (the “Note Interest Rate”). The Note Interest Rate will be adjusted on the first day of each calendar month during the term of the Note to reflect any changes in the 12-month LIBOR rate as quoted at 1:00 pm Eastern Time in New York, New York on that day, or if that day is not a business day, on the next business day thereafter. Interest will only accrue on outstanding principal. Accrued unpaid interest is payable monthly on the first calendar day of each month for interest accrued during the previous month, with all outstanding principal and accrued unpaid interest payable in full on or before three hundred and sixty-four (364) days after the date of the Note (the “Note Maturity Date”), to the extent not converted into shares of the Company’s common stock. The Note is secured by a perfected recorded first priority security interest in all of the Company’s assets, as set forth in that certain Security Agreement by and between the Company and the Lender, dated September 18, 2017. At any time until the Note Maturity Date and provided Lender gives the Company written notice of Lender’s election to convert prior to any prepayment of this Note by the Company with respect to converting that portion of this Note covered by the prepayment, the Lender has the right to convert all or any portion of the outstanding principal and accrued interest (the “Note Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Note Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of its election to convert.

As additional consideration for the loan evidenced by the Note, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to $0.15 per share. The number of warrants issuable to the Lender is equal to 25% of the Loan Amount divided by fifteen cents ($0.15).

During any time when the Note or the Revolver is outstanding, or when the Lender holds any Company stock, or any warrants to acquire Company stock where the combination of both could result in the Lender owning stock with a current value of one million dollars or greater, in the Company, the Lender will have certain review and consulting rights as described in the Note and the Revolver.

As of December 31, 2017, the balance outstanding under the Note was $1,500,000 while the balance outstanding under the Revolver was $1,150,000.

Competition

The market we address can be intensely competitive. We are subject to competition from a number of other companies manufacturing, selling, and installing solar power products in the commercial market, many of which have longer operating histories and greater financial and other resources than the Company.

EV Charging

During 2016 and 2017 the State of California’s Department of General Services and New York City’s Department of City Administration Services, respectively, both conducted global searches for products which could compete with the EV ARC™. In both instances they released publicly available Requests for Proposals for competing products and in both cases, though the contracts were competitively let, only Envision Solar demonstrated that it has a product which met their specifications. In both cases we were the only qualified respondents to the contracting process and in both cases, we were awarded multi-year, multi-million-dollar contracts.

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

Outdoor Advertising

Envision’s role in the outdoor advertising space is currently anticipated by management to be one of delivering hardware solutions in the billboard, street furniture, and digital signage space. There are large well-established companies such as JC Decaux which specialize in the sale of advertising and also in the production of street furniture solutions. Other vendors in the space include Daktronics which makes digital billboards and street furniture. We have met with both companies and determined that neither has a transportable solar powered solution. Both companies have expressed that they recognize the value of EV charging infrastructure as a platform for DOOH. They have also expressed an interest in working with us though we have nothing definitive with either at this point. Either of them could compete with us if they determined to invest in developing solar powered products.

There are many companies which specialize in the placement of outdoor content on existing infrastructure, including but not limited to Capitol Outdoors, Vistar Media, EMC Outdoor and Outfront Media. We are under contract with OutFront and in contact with some others and intend to be in contact with more advertising media firms to educate them about our products. These companies can be seen as competition as they are in the business of taking as much of the market share as they can for outdoor advertising content. However, they do not always produce hardware. With that in mind we see these companies more as potential partners than competitors. Perhaps one of the most interesting entrants into the outdoor digital content placement market is Google. With its recent announcement of time and place-based content dispersal on outdoor digital screens, Google is taking its advertising placement technology outdoors. Google has several solar and energy projects underway and as such, could create solar powered outdoor advertising technologies. Google is currently a customer, purchasing EV ARC™ products for EV charging on their campuses.

The large outdoor advertisers such as ClearChannel, Outfront Media, Lamar and JC Decaux have combinations of larger format billboards, digital billboards, screens and street furniture. They use combinations of in house and outsourced resources to acquire hardware. We are not aware that any of them currently have solar powered solutions such as those that we offer, however, we have seen each of them pay close attention to sustainable options such as using solar panels adjacent to billboards to power them. We will endeavor, wherever possible, to sell products to these companies. Each of them could create competing products to ours.

Energy Security

Our focus in energy security is to produce solar powered products which include battery energy storage and which can dispatch power during times of grid or carbon fueled generator failure. There are many companies, both large and small, with solar energy solutions, many with battery storage solutions, and many with combinations of both capabilities. As our focus is on creating products from the combination of solar power generation and energy delivery and storage, we view the competition from companies producing these types of solutions to be most relevant to our business. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same value and differentiation that our EV ARC™ product delivers.

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

Employees

As of the date of this report, we had 17 employees, and eight additional individuals engaged through a temporary employment agency. The individuals we utilize through the temporary employment agency work for us on a full-time basis but were hired through an agency to maximize our flexibility and to reduce the risks and costs associated with full time employees.

Seasonality

Our operations are not expected to be materially affected by seasonality.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 50,000 square feet of office and warehouse space pursuant to a four-year sublease that extends through August 30, 2020.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2017, the Company is not involved in any open litigation matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2010, we received our permission for quotation on the OTC-QB market under the symbol "EVSI". Prior to our reverse merger, there was no public market for our common stock.

The range of high and low last sale closing price quotations for each fiscal quarter during the most recent two years is as follows:

	High	Low

Year Ended December 31, 2016
First Quarter ended March 31, 2016	$0.19	$0.11
Second Quarter ended June 30, 2016	$0.18	$0.14
Third Quarter ended September 30, 2016	$0.18	$0.14
Fourth Quarter ended December 31, 2016	$0.18	$0.14

Year Ended December 31, 2017
First Quarter ended March 31, 2017	$0.16	$0.13
Second Quarter ended June 30, 2017	$0.16	$0.09
Third Quarter ended September 30, 2017	$0.16	$0.10
Fourth Quarter ended December 31, 2017	$0.20	$0.14

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on March 15, 2018 was $0.41 per share.

On March 15, 2018, there were approximately 493 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017 pursuant to private placements, the Company issued 15,633,327 shares of common stock for cash with a per share price of $0.15 per share or $2,345,000 and the Company incurred $53,600 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Subsequent to the year ended December 31, 2017, and through the date of this report, pursuant to private placements, the Company issued 1,933,333 shares of common stock for cash with a per share price of $0.15 per share or $290,000 and the Company incurred $12,000 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Loan Conversion

On or about February 15, 2017, the Company converted a total of $704,709 of principal and accrued interest on an outstanding convertible note, at a conversion rate of $0.15 per share, into 4,698,060 shares of common stock to retire the entirety of this convertible note.

Stock Issued for Services

For professional services provided per the terms of a consulting agreement with an investor relations consulting firm, the Company issued 15,000 shares of the Company’s common stock with a per share fair value of $0.15 per share (based on contemporaneous cash sales prices) or $2,250.

Stock Issued for Director Services

During the year ended December 31, 2017, the Company released 750,000 shares of common stock with a per share fair value of $0.15, or $112,500 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements.

Subsequent to December 31, 2017 and effective March 27,2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted 250,000 shares of common stock with a per share value of $0.15 per share (based on contemporaneous cash sales prices), or $37,500, to each of three directors for excellent performance of their duties.  These shares are being issued from a pool of 750,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions.

Stock Issued for Services – Related Party

During the year ended December 31, 2017 for professional services rendered pursuant to the terms of a consulting agreement with GreenCore Capital LLC (“GreenCore”), the Company issued 180,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $27,000. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services.

Stock Issued for Loan Guaranty

During the year ended December 31, 2017, in consideration for the guaranty of the Company’s obligations under that certain loan and security agreement, dated October 30, 2015 (“LSA”), between the Company and Silicon Valley Bank, a California corporation, the Company issued 453,857 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $68,078 to Keshif Ventures LLC, a related party (“Keshif”), in accordance with that certain stock purchase agreement by and between Keshif and the Company, dated October 30, 2015 (“SPA”). In September 2017, the LSA terminated when the loan payable to Silicon Valley Bank was repaid in full through a refinancing, thereby terminating the guaranty. Prior to the termination of the LSA and the guaranty, under the SPA, for each six-month period from and after the six-month anniversary of October 30, 2015 (each, a “Measurement Period”) that Keshif guaranteed our obligations under the LSA, Keshif would also receive the number of additional shares of our common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of our common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which was multiplied by (c) a fraction, the numerator of which was the number of calendar days during the Measurement Period which the guaranty remained in effect and the denominator of which was the number of calendar days in such Measurement Period. Since the LSA and guaranty terminated in September 2017, no further stock will be issued by the Company to Keshif pursuant to the SPA.

Equity Compensation Plans

2008 Stock Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan of Envision CA (the “2008 Plan”) pursuant to which 6,108,571 shares of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2008 Plan, which we believe was ratified by the shareholders, will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. On a post-Merger basis, 1,616,664 stock options have been granted to date and remain outstanding under the 2008 Plan. No future stock options will be granted under this plan.

2011 Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its Board of Directors, adopted a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares plus annual increases as defined in the plan, amounting to 1,500,000 as of December 31, 2017, making 31,500,000 allowable for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2011 Plan is administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. The 2011 Plan was ratified by our shareholders in 2012. To date, 13,600,000 stock options have been granted and remain outstanding under the 2011 Plan.

Incentive Plan Awards

From January 1, 2017 through December 31, 2017, the Company issued a total of 645,000 stock options under the 2011 Plan, which were issued to ten of its employees and three of its contracted employees.

The following table sets forth certain information regarding our 2008 Plan and 2011 Plan as of December 31, 2017:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
15,216,664	$0.23	17,900,000

Director Compensation Program

Effective December 31, 2016, the Board approved a compensation program, effective January 1, 2017, for non-executive (non-employee) directors pursuant to which each director will receive 750,000 restricted shares of common stock, pursuant to a restricted stock grant agreement (“New Program RSA”). The shares will vest 1/12 on the last day of each calendar quarter over a three year period, commencing on March 31, 2017, for so long as such director serves as a director of the Company. New directors will receive 750,000 restricted shares of common stock pursuant to a similar RSA on the date on which such new director is named, and such shares will vest 1/12 on the last day of each calendar quarter over a three year period for so long as such director serves as a director of the Company.

For the year ended December 31, 2017, the Company issued a total of 750,000 shares of common stock to three directors for their 2017 service pursuant to their respective RSAs.

The Company intends to grant up to an additional 750,000 shares of its common stock to each of its non-executive directors based on such director achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. Subsequent to December 31, 2017 and effective March 27,2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted 250,000 shares of common stock with a per share value of $0.15 per share (based on contemporaneous cash sales prices), or $37,500, to each of three directors for excellent performance of their duties. These shares are being issued from a pool of 750,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions.

Warrants

During the year ended December 31, 2017, and as additional consideration for the funding of the Note, the Company issued 2,500,000 common stock purchase warrants to the lender having a value of $187,142 using the Black-Scholes valuation methodology, exercisable for a period of three years from the date of grant at an exercise price of $0.15 per share.

During the year ended December 31, 2017 as a result of Draw Downs on the Revolver, the Company issued 1,916,667 common stock purchase warrants having a value of $179,612 using the Black-Scholes valuation methodology, exercisable for a period of three years from the date of grant at an exercise price of $0.15 per share.

As of December 31, 2017, related to the Company’s private placement of its common stock, the Company is obligated to issue 223,337 common stock purchase warrants to the placement agents, exercisable for a period of 5 years from the date of grant at an exercise price of $0.15 per share.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence or other reasons;

(h)	rapid and significant changes in markets;

(i)	inability of the Company to pay its liabilities, including without limitation its loan from Lender;

(j)	litigation with or legal claims and allegations by outside parties;

(k)	insufficient revenues to cover operating costs, resulting in persistent losses;

(l)	potential dilution of the ownership of existing shareholders in the Company due to the issuance of new securities by the Company in the future; and

(m)	Rapid and significant changes to costs of raw materials from Government tariffs or other market factors.

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

OVERVIEW:

Business Overview

Envision, a Nevada corporation, invents, designs, manufactures, and sells solar powered products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure, out of home advertising platforms, and energy security and disaster preparedness. The Company focuses on creating renewably energized platforms for electric vehicle charging, media and branding, and energy security that are attractively designed, rapidly deployed, and of the highest quality. Management believes that the Company’s chief differentiator is its ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Envision’s products are designed to deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (“DOOH”) media.

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

Inventory. Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with the manufacturing process. The Company regularly reviews inventory components and quantities on hand and performs annual physical inventory counts. A reserve is established if this review process determines the market value of such inventory may be below the carrying value.

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

Accounting for Derivatives. The Company evaluates its convertible instruments, options, warrants, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.”  The result of this accounting treatment is that the fair value of the derivative is marked-to-market on each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives, and debt discounts and recognizes a net gain or loss on extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Revenue and Cost Recognition. Revenues are primarily derived from the direct sales of products. Revenues may also consist of maintenance fees for previously sold products, design fees for the design of solar systems and arrays, and revenues from sales of professional services.

Revenues from leases, maintenance fees, design services, and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. Sales tax is recorded on a net basis and excluded from revenue. The Company generally provides a one-year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue. For the year ended December 31, 2017, our revenues were $1,412,042 compared to $2,781,273 for the same period in 2016. Revenues for the period ended December 31, 2017 were derived primarily from the production and delivery of twenty EVARC™ units, seven of which were ordered via our State of California contract and four of which were ordered via our New York City contract. Additionally, at December 31, 2017, the Company had an additional 26 EV ARC™ units staged in New York City awaiting final last mile delivery which, along with four additional units in a later stage of work in process at December 31, 2017, resulted in $1,977,300 of revenue in January 2018. Revenues in the period ended December 31, 2016 were derived from the production and delivery of thirty-one EV ARC™ units and thirteen SolarTree® units. Twenty-five of these EVARC™ units were ordered through our contract with the State of California. Additionally, in 2016, we successfully delivered our first unit to an overseas customer. As of December 31, 2017, including the backlog associated with the units delivered in January 2018 discussed above, the Company had approximately $3,900,000 in contracted backlog. We believe we will fulfill over 70% of this backlog in the first quarter of 2018.

Gross Loss. For the year ended December 31, 2017, we had a gross loss of $472,751 compared to a gross loss of $144,721 for the same period in 2016. The increase in the gross loss in the year ended December 31, 2017 over the year ended December 31, 2016 is directly related to the increase in EV ARC™ production, including a loss estimate related to the units delivered to New York in January 2018. In these earlier stages of the production evolution for the EV ARC™ with lower production volumes, we believe the appropriate selling price point to be lower than the actual total costs of production. For our EV ARC product, direct labor and material costs are lower than the selling price at the individual product level however, when all of our overhead cost allocations such as rent, indirect labor, and other allocated costs are spread across the low volume of units we have produced to date, we have recognized gross losses on sales rather than gross profits. We experienced an increase in facility costs starting in the year ended December 31, 2016 resulting from our move into a larger manufacturing facility, but we believe this facility is ideally suited to handle and provide operational benefits as we look to increase production volumes in the coming periods. We continually endeavor to make production improvements in both our products and our processes to reduce our manufacturing costs while maintaining the high quality for which we strive. As unit sales continue to increase and become sufficient to overcome overhead costs shared amongst all of our production, and we trend toward reducing our cost base through improved economies of scale, production process improvements, and component cost reductions, management believes that gross profits can be realized and maintained.

Operating Expenses.  Total operating expenses were $2,227,645 for the year ended December 31, 2017 and $2,643,672 for the same period in 2016.  Much of this decrease directly relates to the reduction of non-cash stock-based compensation which decreased to $430,084 for the year ended December 31, 2017 compared to $842,089 for the year ended December 31, 2016. Of this $412,005 reduction in stock-based compensation in 2017, among other things, approximately $220,000 related to a reduction of stock option expense that was higher in 2016 as a result of stock options issued in 2016 to our chief executive officer, a reduction of $150,000 of stock value for 2016 investor relations services for which such expense was not incurred in 2017, and a 2017 reduction of approximately $60,000 related to director compensation. While other operating expenses remained relatively flat between 2016 and 2017, a few noted changes include: an increase of $50,000 in sales personnel costs due to an increased staffing level in 2017 offset by a $75,000 reduction in commissions for 2017 consistent with our lowered sales volumes; an increase of approximately $50,000 in administrative rent expense after moving into our new larger facility in August 2016; a reduction of approximately $80,000 in legal expenses; and an increase of approximately $25,000 in various marketing costs.

Provision for Taxes.  Our tax expense for the years ended December 31, 2017 and December 31, 2016 remained consistent and related to charges for the California Franchise Tax Board based on the minimum tax due to the state for each year. We did not incur any federal tax liability for the years ended December 31, 2017 or December 31, 2016 because we incurred operating losses in these periods.

Interest Expense. Interest expense was $474,601 for the year ended December 31, 2017 compared to $275,776 for the same period in 2016. Coupon type interest on outstanding debt amounted to approximately $142,000 in 2017 compared to $139,000 in 2016. Additional interest expense of approximately $330,000 in 2017 and approximately $137,000 in 2016 was the result of the amortization of debt issue and loan guaranty costs.

Gain (loss) on Debt Settlement. For the period ended December 31, 2017, we had a gain on debt settlement of $25,524 compared to a gain on debt settlement of $450,927 for the same period in 2016. The majority of the gain on debt settlement in 2017 resulted from the favorable discharge of a note payable settled in the period. In 2016, the gain on debt settlement was related primarily to the reversing of various accounts payable and certain payroll related liabilities which were incurred prior to the Company’s reverse merger in 2010 and where the statutes of limitations have expired.

Change in Fair Value of Embedded Conversion Option Liability. The income associated with gain related to the embedded conversion option liability of $107,081 for the year ended December 31, 2017 recorded as gain on debt extinguishment, compared to an expense for the change in fair value of the embedded conversion option liability of $19,089 for the period ended December 31, 2016. The amounts represent the change in fair value of the embedded conversion option attached to the original Gemini Master Fund notes and are in large part due to the fluctuation of our stock price in relation to the conversion strike price of the debt. This note was settled during 2017 resulting in the gain on debt extinguishment according to our accounting policy and there is no such liability at December 31, 2017.

Net Loss. We generated net losses of $3,041,430 for the year ended December 31, 2017, compared to $2,633,516 for the same period in 2016. The major components of these losses, and the changes of such between years, are discussed in the above paragraphs.

Liquidity and Capital Resources

General. At December 31, 2017, we had cash of $403,475. We have historically met our cash needs through proceeds from private placements of our securities, draws on open lines of credit, and from other loans. Our cash requirements are generally for operating activities.

Our operating activities used cash of $3,437,312 for the year ended December 31, 2017, and we used cash in operations of $1,798,726 for the same period in 2016. The use of cash in 2017 was primarily driven by the $3,041,430 net loss we experienced in the period offset by various net changes in balance sheet items and other non-cash items recorded in such loss. In 2017, we had non-cash charges consisting of $141,750 for services paid for using the Company’s common stock including $112,500 for director services, and $27,000 for strategic consulting services paid to a related party. Additionally, the Company recorded non-cash expenses of $69,381 in depreciation and amortization expense; $220,084 in stock option expense primarily related to stock options issued in 2016 to our chief executive officer; $68,250 of value of common stock issued for a loan guaranty; and $271,098 of amortization of previously paid debt issue costs, much of which relate to the value of warrants and beneficial conversion features given to our Lender. Notable balance sheet account changes effecting cash used in operations include an increase in cash related to accounts receivable of $1,155,118 due to product deliveries that took place in late 2016 that were collected in 2017; an decrease in cash of $2,004,526 related to increased inventory primarily associated with EV ARC™ units manufactured in 2017 but delivered in January 2018; a cash use of $386,322 related to accounts payable due to the timing of payments to vendors; an increase of $146,185 related to the reduction of accrued expenses for items settled using common stock; and an increase of $85,000 in the deferred compensation of our chief executive officer.

Cash used in investing activities during the year ended December 31, 2017 was $26,365, compared to $153,197 during the same period in 2016. The majority of this cash for 2017 was used to purchase certain equipment to assist in the physical movement of our product through production and to final delivery. In 2016, the Company used approximately $57,000 to build an EVARC™ unit for demonstration purposes, approximately $34,000 for manufacturing and operations equipment, approximately $18,000 for computer equipment, and approximately $7,000 in leasehold improvements. Additionally, in 2017 and 2016 respectively, the Company incurred $2,470 and $37,311 to fund patent costs.

Cash received in our financing activities was $3,858,584 for the year ended December 31, 2017, compared to cash received of $1,928,040 during the same period in 2016. A significant portion of the cash flow is attributable to the sale of common stock in private placements in each of the applicable years, less offering costs for such period. Additionally, in 2017 and 2016, respectively, the Company borrowed a net of $1,650,000 and $200,000 on various debt instruments. Further, in 2017 and 2016, the Company made principal payments of $60,533 and $20,760 respectively, on certain debt instruments.

Current assets increased to $2,784,595 at December 31, 2017 from $1,535,601 at December 31, 2016 (primarily related to an increase in cash of $394,907, an increase in inventory amounting to $2,047,698, offset by an decrease in accounts receivable of $1,155,118) while current liabilities increased to $3,571,216 at December 31, 2017 from $3,413,016 at December 31, 2016 (notably related to the decrease of accounts payable of 386,322 and a net increase in debt instruments of approximately $680,000). As a result, our working capital deficit decreased to $786,621 at December 31, 2017 from $1,877,415 at December 31, 2016.

As of December 31, 2017, the Company had a net $2,555,042 in short term borrowings. All of our borrowings incur interest rates between 5.96% of 10% per annum. Payments on the Company’s borrowings will restrict cash used for operations during 2018. Two of the short term borrowing arrangements, from the same lender, are secured by substantially all the assets of the Company.

Management believes that as more of our products are sold into the marketplace, and as the public awareness of our products and our company continues to grow, that increased sales opportunities will follow. The introduction of our EV ARC product line has proven to be beneficial as we believe the demand for this product will continue to increase. We believe that with this increased demand and the continued changes we strive to make to improve our processes and costs will allow us to experience profitable growth at some point in the future. The opening of our larger fabrication facility in 2016 allows us the space to grow and to insource certain components of our production process such as painting. As we believe that change for improvement is a constant goal, other changes that we continue to evolve include: increases in external sales relationships, increases in internal sales personnel, process improvements, standardization and improved product design, cost reductions to be achieved with increased deployment and manufacturing velocities and improved vendor relationships. Management believes that these improvements and changes will help enable the Company to generate sufficient revenue and gross margins and raise additional capital to allow the Company to manage its debt burden, operating capital needs, and assist the Company towards growth in the future. There is no assurance, however, as to if or when the Company will be able to achieve those investment objectives. The Company does not have sufficient capital to meet its current cash needs which the Company estimates, excluding any debt burden, to be approximately $2,800,000 for 2018, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is seeking additional capital to attempt to overcome its working capital deficit, but there is no assurance that the Company can raise sufficient additional capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company also intends to endeavor to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s need for additional financing are likely to persist.

Contractual Obligations

Please refer to Note 13 in the consolidated financial statements for further information on the Company’s contractual obligations.

Going Concern Qualification

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016, the Company had net losses of $3,041,430 (which includes 430,084 of stock-based compensation expense) and $2,633,516 (which includes $842,089 of stock-based compensation expense), respectively, and net cash used in operating activities of $3,437,312 and $1,798,726, respectively. Additionally, at December 31, 2017, the Company had a working capital deficit of $786,621, stockholders’ deficit of $349,262, and accumulated deficit of $38,276,879. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Envision will look to raise additional funds for operating capital and working capital needs. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The Company will also seek additional sales that would provide additional revenues and possible gross profits. All such actions and funds, if successful, may or may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months or providing additional working capital.

The Company’s Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2017 and 2016. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Envision Solar International, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2017 and 2016

Envision Solar International, Inc. and Subsidiary

31

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Envision Solar International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envision Solar International, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $3,041,430 and $3,437,312, respectively, in 2017 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $786,621, $349,262 and $38,276,879, respectively, at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company P.A.

SALBERG & COMPANY, P.A.

We have served as the company’s auditor since 2008

Boca Raton, Florida

March 30, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Envision Solar International, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets

Current Assets
Cash	$403,475	$8,568
Accounts Receivable, net	5,946	1,161,064
Prepaid and other current assets	55,674	94,167
Inventory, net	2,319,500	271,802
Total Current Assets	2,784,595	1,535,601

Property and Equipment, net	226,112	293,041

Other Assets
Debt issue costs, net	–	800
Patents, net	75,279	73,370
Deposits	156,588	154,778
Total Other Assets	231,867	228,948

Total Assets	$3,242,574	$2,057,590

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$486,690	$873,012
Accrued Expenses	451,924	430,433
Sales Tax Payable	46	50,181
Deferred Revenue	77,514	75,323
Line of Credit	–	1,000,000
Convertible Line of Credit, net of discount of $226,768	923,232	–
Convertible Notes Payable -Related Parties	197,616	724,616
Convertible Notes Payable, net of discount amounting to $175,668 and $0 at December 31, 2017 and December 31, 2016, respectively	1,424,332	100,000
Note Payable	–	43,033
Auto Loan -current portion	9,862	9,337
Embedded Conversion Option Liability	–	107,081

Total Current Liabilities	3,571,216	3,413,016

Long-term portion of Auto Loan	20,620	29,678

Total Liabilities	3,591,836	3,442,694

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of December 31, 2017 and 2016, respectively.	–	–
Common Stock, $0.001 par value, 490,000,000 shares authorized, 141,835,662 and 120,105,418 shares issued or issuable and outstanding at December 31, 2017 and 2016, respectively.	141,836	120,105
Additional Paid-in-Capital	37,785,781	33,730,240
Accumulated Deficit	(38,276,879)	(35,235,449)

Total Stockholders' Deficit	(349,262)	(1,385,104)

Total Liabilities and Stockholders' Deficit	$3,242,574	$2,057,590

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2017	2016

Revenues	$1,412,042	$2,781,273

Cost of Revenues	1,884,793	2,925,994

Gross Loss	(472,751)	(144,721)

Operating Expenses (including stock based compensation expense of $430,084 for the year ended December 31, 2017 and $842,089 for the year ended December 31, 2016)	2,227,645	2,643,672

Loss From Operations	(2,700,396)	(2,788,393)

Other Income (Expense)
Other Income	1,762	415
Gain on Debt Settlement, net	25,524	450,927
Interest Expense	(474,601)	(275,776)
Gain on debt extinguishment	107,081	–
Change in the fair value of embedded conversion option liability	–	(19,089)
Total Other Income (Expense)	(340,234)	156,477

Loss Before Tax Expense	(3,040,630)	(2,631,916)

Tax Expense	800	1,600

Net Loss	$(3,041,430)	$(2,633,516)

Net Loss Per Share- Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding- Basic and Diluted	127,470,749	112,469,828

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance December 31, 2015	–	$–	105,207,701	$105,208	$31,088,122	$(32,601,933)	$(1,408,603)

Stock Issued for Cash	–	–	12,133,333	12,133	1,807,867	–	1,820,000

Cash Offering Costs	–	–	–	–	(68,800)	–	(68,800)

Stock Issued for Services	–	–	1,000,000	1,000	149,000	–	150,000

Stock Issued for Services - Related Party	–	–	464,115	464	69,139	–	69,603

Stock Issued for Director Services	–	–	1,152,776	1,153	171,763	–	172,916

Shares Issued for Loan Guranty -Related Party	–	–	147,493	147	21,976	–	22,123

Stock Option Expense	–	–	–	–	442,871	–	442,871

Stock Warrant Modification Expense	–	–	–	–	48,302	–	48,302

Net Loss 2016	–	–	–	–	–	(2,633,516)	(2,633,516)

Balance December 31, 2016	–	$–	120,105,418	$120,105	$33,730,240	$(35,235,449)	$(1,385,104)

Stock Issued for Cash	–	–	15,633,327	15,634	2,329,366	–	2,345,000

Cash Offering Costs	–	–	–	–	(53,600)	–	(53,600)

Stock Issued for Loan Conversion	–	–	4,698,060	4,698	700,011	–	704,709

Stock Issued for Services	–	–	15,000	15	2,235	–	2,250

Stock Issued for Services - Related Party	–	–	180,000	180	26,820	–	27,000

Stock Issued for Director Services	–	–	750,000	750	111,750	–	112,500

Shares Issued for Loan Guranty -Related Party	–	–	453,857	454	67,624	–	68,078

Recording of Debt Discount on Convertible Loans	–	–	–	–	651,251	–	651,251

Stock Option Expense	–	–	–	–	220,084	–	220,084

Net Loss 2017	–	–	–	–	–	(3,041,430)	(3,041,430)

Balance December 31, 2017	–	$–	141,835,662	$141,836	$37,785,781	$(38,276,879)	$(349,262)

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,041,430)	$(2,633,516)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	69,381	102,438
Bad Debt Expense	–	510
Decrease of Reserve on Inventory	–	(19,182)
Common Stock issued for Loan Guaranty	68,250	–
Common Stock Issued for Services	141,750	350,916
Gain on Debt Settlement, net	(25,524)	(450,927)
Compensation Expense Related to Grant of Stock Options	220,084	442,871
Warrant Modification Expense	–	48,302
Gain on debt extinguishment	(107,081)	–
Change in Fair Value of Embedded Conversion Option Liability	–	19,089
Amortization of Debt Discount	271,098	–
Amortization of Debt Issue Costs	800	125,917
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	1,155,118	(329,957)
Prepaid Expenses and Other Current Assets	19,659	(24,845)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	–	22,058
Inventory	(2,004,526)	166,236
Deposits	(1,810)	8,506
Increase (decrease) in:
Accounts Payable	(386,322)	351,691
Accrued Expenses	146,185	172,871
Convertible Note Payable Issued in Lieu of Salary - Related Party	85,000	50,000
Sales Tax Payable	(50,135)	(63,560)
Deferred Revenue	2,191	(138,144)
NET CASH USED IN OPERATING ACTIVITIES	(3,437,312)	(1,798,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(23,895)	(115,886)
Funding of Patent Costs	(2,470)	(37,311)
NET CASH USED IN INVESTING ACTIVITIES	(26,365)	(153,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	2,345,000	1,820,000
Payments of Offering Costs Related to Sale of Common Stock	(53,600)	(68,800)
Borrowings on Convertible Note Payable	1,500,000	–
Borrowings on Convertible Line of Credit	1,150,000	–
Borrowings (Payments) on Line of Credit, Net	(1,000,000)	200,000
Repayments of Convertible Notes Payable- Related Parties	(12,000)	(12,000)
Repayments on Notes Payable	(40,000)	–
Repayments of Auto Loan	(8,533)	(8,760)
Payments of Debt Issue Costs	(22,283)	(2,400)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,858,584	1,928,040

NET INCREASE (DECREASE) IN CASH	394,907	(23,883)

CASH AT BEGINNING OF YEAR	8,568	32,451

CASH AT END OF YEAR	$403,475	$8,568

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$73,409	$45,133
Cash paid for tax	$800	$1,600

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for debt conversion	$704,709	$–
Recording of debt discount	$715,829	$–
Shares issued for loan guarantee -related party	$68,250	$22,123
Transfer of prepaid asset to inventory	$21,168	$31,752
Depreciation transferred to inventory	$22,004	$21,606
Transfer of inventory to property and equipment	$–	$56,677
Prepaid insurance financed by third party	$2,334	$2,412

The accompanying notes are an integral part of these Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

Envision Solar was incorporated in June 2006 as a limited liability company (“LLC”). Through a series of transactions and mergers, including a series of 2010 transactions where the then existing entity was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the company, the resulting entity became Envision Solar International, Inc., a Nevada Corporation (along with its subsidiary, hereinafter the “Company”, "us", "we", "our" or "Envision"). The effects of the recapitalization have been retroactively applied to all periods presented in the accompanying consolidated financial statements and footnotes. Additionally, the Company had formed various wholly owned subsidiaries to account for its planned future operations, but these entities were dissolved over the subsequent years. The only remaining subsidiary included in these consolidated financial statements is Envision Solar Construction Company, Inc. which was a non-operational entity officially dissolved in 2017.

NATURE OF OPERATIONS

Envision invents, designs, and manufactures solar powered products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure, out of home advertising infrastructure, and energy security and disaster preparedness. The Company focuses on creating renewably energized platforms for EV charging, media and branding, and energy security which are attractively designed, rapidly deployable, and of the highest quality. Management believes that the Company’s chief differentiator is its ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (“DOOH”) media.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2017.  The Company had approximately $150,000 of bank balances in excess of FDIC insured levels as of December 31, 2017 and no such amounts as of December 31, 2016.

Concentration of Accounts Receivable

At December 31, 2017 and 2016, customers that each accounted for more than 10% of our accounts receivable were as follows:

	2017	2016
Customer 1	94%	–
Customer 2	–	71%
Customer 3	–	25%

Concentration of Revenues

For the years ended December 31, 2017 and 2016, customers that each represented more than 10% of our revenues were as follows:

	2017	2016
Customer A	28%	–
Customer B	12%	14%
Customer C	–	26%
Customer D	–	30%

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2017 and December 31, 2016, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2017 and 2016, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. See Note 10 for further discussion of fair value measurements.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

INVENTORY

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with the manufacturing process. The Company regularly reviews inventory components and quantities on hand, and performs annual physical inventory counts. A reserve is established if this review process determines the market value of such inventory may be below the carrying value.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 7 years. Expenditures for maintenance and repairs, along with fixed assets below our capitalization threshold, are expensed as incurred.

PATENTS

The Company believes it will achieve future economic value for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied, all accumulated administrative costs will be expensed in that period. For the years ended December 31, 2017 and 2016 respectively, patent amortization expense was $561 and $561.

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

ACCOUNTING FOR DERIVATIVES

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

REVENUE AND COST RECOGNITION

Revenues are primarily derived from the direct sales of products. Revenues may also consist of maintenance fees for previously sold products, design fees for the design of solar systems and arrays, and revenues from sales of professional services.

Revenues from leases, maintenance fees, design services, and professional services are recognized as earned.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Any deposits received from a customer prior to such delivery are accounted for as deferred revenue on the balance sheet. At December 31, 2017 and December 31, 2016, deferred revenue amounted to $77,514 and $75,323 respectively. At December 31, 2017, the Company has received partial deposits for two undelivered Solar Tree® units, an undelivered EVARC® unit and a multi-year maintenance contract.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. Sales tax is recorded on a net basis and excluded from revenue. The Company generally provides a one year warranty on its products for materials and workmanship and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2017, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs, not including the minimal amounts of labor associated with research and development projects, of $1,772 for the year ending December 31, 2017 and $3,459 for the year ending December 31, 2016.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred. Such amounts aggregated $81,278 in 2017 and $58,149 in 2016.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2017, tax years 2014 through 2017 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

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

Convertible debt convertible into 19,846,181 common shares, options to purchase 15,216,664 common shares and warrants to purchase 5,781,900 common shares were outstanding at December 31, 2017. Convertible debt convertible into 6,123,370 common shares, options to purchase 19,917,007 common shares and warrants to purchase 28,196,822 common shares were outstanding at December 31, 2016. Dilutive common stock equivalents were not included in the computation of diluted net loss per share in 2017 and 2016 because the effects would have been anti-dilutive due to the net losses. Due to the net losses in 2017 and 2016, basic and diluted net loss per share amounts are the same. These potential common shares may dilute future earnings per share.

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

SEGMENTS

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2017 and 2016, the Company only operated in one segment; therefore, segment information has not been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that became effective during the year ended December 31, 2017 that materially affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after December 31, 2017, including the pronouncements discussed below, disclose the potential effects on the Company’s consolidated financial position and/or results of its’ operations and financial statement disclosures.

ASU 2017-05

In February 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-05: "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” - to clarify the scope of Subtopic 610-20, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets”, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

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

ASU 2016-09

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718)- Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of this ASU did not have a material impact on its consolidated financial statements.

ASU 2014-09

In May 2014, the Financial Accounting Standards Board issued Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company currently plans to adopt the new standard effective January 1, 2018 and does not believe the adoption of this standard will have any impact on the amount or timing of its revenues.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

ASU 2015-17

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU was effective for the Company on April 1, 2017. The adoption of ASU No. 2015-17 did not have a material impact on the Company's consolidated financial statements or related disclosures.

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

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016, the Company had net losses of $3,041,430 (which includes $430,084 of stock based compensation expense) and $2,633,516 (which includes $842,089 of stock based compensation expense), respectively, and net cash used in operating activities of $3,437,312 and $1,798,726, respectively. Additionally, at December 31, 2017, the Company had a working capital deficit of $786,621, stockholders’ deficit of $349,262, and accumulated deficit of $38,276,879. It is managements opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

In addition to the funds raised in a private securities offering during the year ended December 31, 2017 and reflected in the accompanying financial statements, Envision raised an additional $290,000 from the same offering subsequent to December 31, 2017. Envision will look to raise additional funds for further operating capital and working capital. Further, the Company will seek additional sales that would provide additional revenues and possible gross profits. All such actions and funds, if successful, may or may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months or provide additional working capital. From January 1, 2017 through December 31, 2017, the Company raised $2,345,000 from a private securities offering, borrowed a net $500,000 from certain loan facilities and additionally drew down $1,150,000 on a potential $3,000,000 line of credit that was established during 2017.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	ACCOUNTS RECEIVABLE, AND DEFERRED REVENUE

Accounts Receivable

The Company records accounts receivable as it bills its customers for products and services. The allowance for doubtful accounts is based upon the Company’s policy (See Note 1). Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

At December 31, 2017 and 2016, accounts receivables were as follows:

	December 31, 2017	December 31, 2016
Accounts receivable	$5,946	$1,161,064
Less: Allowance for doubtful accounts	–	–
Accounts receivable, Net	$5,946	$1,161,064

Bad debt expense for 2017 and 2016 was $0 and $510, respectively.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Deferred Revenue

Deferred revenues are deposits from customers for product sales which have not yet been delivered and multi period maintenance contracts (See Note 1). Deferred revenue was $77,514 and $75,323 for the years ended December 31, 2017 and December 31, 2016, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2017	December 31, 2016
Prepaid insurance	$25,402	$26,124
Deposit on future raw materials	30,272	21,168
Prepaid services	–	46,875
Total prepaid expenses and other current assets	$55,674	$94,167

5.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of December 31, 2017 and 2016, inventory consists of the following:

	December 31, 2017	December 31, 2016
Finished goods	$1,716,141	$22,375
Work in process	311,481	164,915
Raw materials	300,479	93,113
Inventory reserve	(8,601)	(8,601)
Inventory, net	$2,319,500	$271,802

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2017	December 31, 2016
Computer equipment and software	5 years	$32,666	$28,344
Furniture and fixtures	7 years	82,529	82,529
Office equipment	5 years	20,533	20,533
Machinery and equipment	1-5 years	341,583	322,010
Autos	3 years	49,238	49,238
Leasehold improvements	47 months	6,790	6,790
Total property and equipment		533,339	509,444
Less accumulated depreciation		(307,227)	(216,403)

Property and Equipment, Net		$226,112	$293,041

Depreciation expense for 2017 and 2016 was $68,820 and $101,877, respectively. In 2017 and 2016, respectively, approximately $22,000 and $21,600 of depreciation was capitalized into inventory as manufacturing overhead costs.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2017	December 31, 2016
Accrued vacation	$152,051	$136,410
Accrued interest	175,953	235,776
Accrued loan guaranty	–	8,333
Accrued rent	77,164	26,091
Accrued commissions	–	18,828
Accrued loss contingency	44,423	–
Other accrued expense	2,333	4,995
Total accrued expenses	$451,924	$430,433

8.	LINE OF CREDIT/TERM DEBT – SILICON VALLEY BANK

In October 2015, the Company entered into a one year Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“Bank”), pursuant to which the Bank agreed to provide the Company with a revolving line of credit in the aggregate principal amount of $1,000,000, bearing interest at a floating per annum rate equal to the greater of three quarters of one percentage point (0.75%) above the Prime Rate (as that term is defined in the LSA) or four percent (4.00%). The line of credit was secured by a second priority perfected security interest in all of the assets of the Company in favor of the Bank. The LSA contained certain restrictions, subject to certain exceptions and qualifications, on the conduct of the Company and its subsidiary, including, among other restrictions: incurring debt other than permitted indebtedness as defined, disposing of certain assets, making investments, creating or suffering liens, completing certain mergers, consolidations and sales of assets, acquisitions, declaring dividends to third parties, redeeming or prepaying other debt, and certain transactions with affiliates. Envision drew down $800,000 of this line in 2015 with another $200,000 drawdown in February 2016. As of December 31, 2016, the balance of this revolving line of credit was $1,000,000.

Under the terms of the LSA, the Bank received a commitment fee of $2,500, reimbursement of Bank expenses for documentation of $10,000, and a reimbursement of filing fees amounting to $1,836. These fees were recorded as Debt Issue Costs on the accompanying balance sheet and were amortized over the one year term of the line of credit.

As of December 31, 2016, the term of the LSA was extended to January 28, 2017. Fees amounting to $2,400 relating to this extension were recorded as Debt Issue Costs on the accompanying balance sheet and were amortized over the term of this extension.

As a condition to the extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party shareholder with more than 10% of the outstanding stock of the Company, agreed to guarantee all of the Company’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between Bank and Keshif (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Company’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement (“Subordination Agreement”). In consideration for the Guaranty, Envision issued 571,429 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $85,714 (the “Shares”) to Keshif pursuant to a stock purchase agreement (“SPA”). These shares, along with legal costs associated with the issuance of this guaranty amounting to $11,435, were recorded as Debt Issue Costs and were amortized over the initial one year term of the line of credit. Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 29, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. Related to this guaranty, as of October 29, 2016, the Company issued 147,493 shares of its common stock valued at $0.15 per share, or $22,123, and expensed this over the six month Measurement Period of the Guaranty. The Company recorded a gain on debt settlement of $2,877 on this transaction. Additionally, as of April 29, 2017, the Company issued 234,302 shares of its common stock valued at $0.15 per share, or $35,145, and expensed this over the six month Measurement Period of the Guaranty. The Company recorded a gain on debt settlement of $2,355 on this transaction. Additionally, in September 2017, the Company issued 219,555 shares of its common stock valued at $0.15 per share, or $32,933 and expensed this over the final Measurement Period of the Guaranty. The Company recorded a loss of $2,183 on this transaction (See Notes 14 and 17).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Additionally, the Company issued a side letter to Keshif (the “Side Letter”), which in addition to confirming Keshif’s entitlement to the Shares, provided certain contractual rights to Keshif in consideration for the Guaranty, including a covenant by the Company to provide financial statements and other periodic reports to Keshif, an agreement to reimburse Keshif for payments made by Keshif to the Bank in accordance with the Guaranty (“Reimbursement Obligation”), and the grant of a security interest, subordinated to the Bank under the Subordination Agreement, to secure the Reimbursement Obligation. Keshif also had the right under the Side Letter to invite one representative to attend all meetings of Envision’s Board of Directors and, in the event Envision was unable to meet its obligations under the LSA, Keshif was to immediately become entitled to elect one member to Envision’s Board of Directors.

Effective March 30, 2017, the Company entered into an additional amendment to the LSA with Silicon Valley Bank as it relates to this debt. The amendment (i) extended the maturity date to March 1, 2020, (ii) increased the loan to an aggregate principal amount of $1,500,000, and (iii) changed the payment terms requiring monthly interest only payments through December 2017, and starting January 1, 2018, the Company was required to repay the balance outstanding in twenty-seven equal monthly principal payments in addition to the monthly accrued interest. The additional $500,000 of debt was funded to the Company in April 2017. Related to this amendment, the Company paid $9,655 of fees to the Bank. These fees were recorded as debt discount and netted against the loan balance and amortized to interest expense over the term of the debt facility.

As of September 25, 2017, the Company paid off the LSA in full with the proceeds of the “Lender” note as discussed in Note 11, and the Guaranty and all other contractual rights related to this debt facility were cancelled.

9.	CONVERTIBLE LINE OF CREDIT

On September 18, 2017, in addition to a convertible “Lender” note (See Note 11), the Company entered into a revolving secured convertible promissory note (the “Revolver”) with an unaffiliated lender (the “Lender”). Pursuant to the Revolver, the Company has the right to make borrowings from the Lender in amounts of up to 70% of the value of any specific purchase order (each a “PO”) received by the Company from a credit worthy customer (each a “Draw Down”), up to a maximum of $3,000,000, commencing on the date of the Revolver and terminating 300 days after the date of the Revolver. The Revolver bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 600 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of this Note to reflect any changes in the 12 month LIBOR rate as quoted on that day, or if that day is not a business day, on the next business day thereafter. The principal and accrued unpaid interest with respect to each Draw Down is due and payable within five (5) business days of receipt from the Customer by the Company of a payment due under the applicable PO (with respect to each Draw Down, the “Maturity Date”). Each Draw Down is secured by a perfected recorded second priority security interest in all of the Company’s assets, as set forth in that certain Security Agreement by and between the Company and the Lender. The Lender will have the right at any time until the Maturity Date of a Draw Down, provided the Lender gives the Company written notice of the Lender’s election to convert prior to any prepayment of such Draw Down by the Company with respect to converting that portion of such Draw Down covered by the prepayment, to convert all or any portion of the outstanding principal and accrued unpaid interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of the Lender’s election to convert.

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

The Company received funds for an initial Draw Down on September 26, 2017 in the amount of $850,000. As a result of this Draw Down, the Company issued 1,416,667 common stock purchase warrants having a value of $122,992 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price (See Note 15). As a result of this transaction, and including the value of the issued warrants, the Company recorded $243,223 of value of beneficial conversion features, which is recorded as debt discount on the accompanying balance sheet, and is being amortized to interest expense over the term of the loan.

The Company received funds for a second Draw Down on October 24, 2017 in the amount of $300,000. As a result of this Draw Down, the Company issued 500,000 common stock purchase warrants having a value of $56,620 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price (See Note 15). As a result of this transaction, and including the value of the issued warrants, the Company recorded $175,261 of value of beneficial conversion features, which is recorded as debt discount on the accompanying balance sheet, and is being amortized to interest expense over the term of the loan.

As of December 31, 2017, the convertible line of credit had a balance, net of a $226,768 debt discount, amounting to $923,232. Accrued and unpaid interest related to this note amounting to $22,236 is included in accrued expenses (See Note 7).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

10.	CONVERTIBLE NOTES PAYABLE – RELATED PARTIES AND FAIR VALUE MEASUREMENTS

As of December 31, 2017 and 2016, the following summarizes amounts owed under short-term convertible notes –related parties:

	December 31,	December 31,
	2017	2016
Evey Note	$62,616	$74,616
Wheatley Note	135,000	50,000
Gemini Master Fund – Third Amended and
Restated Secured Bridge Note – Current Group	–	600,000
	$197,616	$724,616

Evey Note

Prior to 2011, the Company was advanced monies by John Evey, our former chairman and director, and executed a 10% convertible promissory note with compounding interest which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note was subordinate to the Gemini Master Funds notes. Through a series of amendments, the conversion price of the convertible note was reduced to $0.20 and the maturity date was extended to December 31, 2016. The Company made principal payments amounting to $12,000 in fiscal 2016.

Effective December 31, 2016, the Company entered into a further extension agreement to extend the maturity date of this note to December 31, 2017. There were no additional fees or discounts associated with this extension. This modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The market price of the Company’s stock was below the conversion price at the time of the modification, therefore no beneficial conversion feature needed to be recorded. The Company made principal payments amounting to $12,000 in fiscal 2017.

Although Mr. Evey is no longer a director as of December 31, 2016, because he was our Chairman and a related party throughout most of 2016, we have continued to classify this note as a Convertible note payable - related parties in the accompanying balance sheet. The note continues to bear interest at a rate of 10%. The balance of the note as of December 31, 2017, is $62,616 with accrued and unpaid interest amounting to $61,242 which is included in accrued expenses (See Note 7 and Note 17).

Wheatley Note

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. In certain circumstances upon the Company achieving specified milestones, which are described in the Agreement, Mr. Wheatley can demand payment of all or any portion of the deferred amount, and the Company must comply with such demand. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $0.15 per share at any time in whole or in part at Mr. Wheatley’s discretion, with a maturity date of December 31, 2020. As the conversion price was equivalent to the market price at the time of issuance, there is no beneficial conversion feature to this note. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of December 31, 2017, is $135,000 with accrued and unpaid interest amounting to $12,312 which is included in accrued expenses (See Note 7).

Gemini Third Amended and Restated Secured Bridge Note – Current Group

At the end of 2010, the Company had a series of outstanding convertible notes to Gemini Master Fund, Ltd which were due December 31, 2011. These notes bore interest at a rate of 12% per annum and, with the exception of one note, had a conversion feature whereby, the lender, at its option, may at any time convert this loan into common stock at $0.25 per share. Interest under these notes is due on the first business day of each calendar quarter, however, upon three days advance notice, the Company may elect to add such interest to the note principal balance effectively making the interest due at note maturity. The note was secured by substantially all assets of the Company and its subsidiary, and was unconditionally guaranteed by the subsidiary.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

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

Through a series of amendments, the Company modified terms of all notes so that the terms of these notes became equivalent. Further, the interest rates were reduced to 10%; the conversion prices were reduced $0.15; the beneficial holder ceiling was increased to 9.9% and the terms were extended to June 30, 2015.

In June 2015, Gemini sold a 70.0066819% stake in its’ note to Robert Noble, our past Chairman, in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction with the Noble note having a balance of $600,000 and the Gemini note having a balance of $256,325. Each note has the same terms and conditions as existed prior to this transaction and as discussed above. There were no accounting effects for this transaction.

In September 2015, the Company made a payment to pay off the balance of the Gemini note and its accrued interest.

In regards to the then remaining note, Robert Noble agreed to an extension to March 31, 2016. Additionally, during 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note.

Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with Greencore Capital LLC (“GreenCore”), a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016, which date was subsequently extended. The Company had consented to the original Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to extend the expiration date of 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and agreed to reduce the exercise price of such Warrants from $0.24 to $0.20 per share. (see Note 15)

During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed whereas the convertible note and the “Noble” shares were ultimately obtained by a group of various shareholders, some of which are related parties to the Company. As the note was partially held by a related party shareholder and was held by other related party shareholders during the year, the note was classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets.

Effective as of February 15, 2017, the Company received conversion notices from all the then current note holders effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note (See Notes 14 and 17).

At December 31, 2017, there is no outstanding balance owed for this convertible note.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2016:

	Carrying Value at	Fair Value Measurements at December 31, 2016
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$107,081	$–	$–	$107,081

As a result of the February 2017 conversion discussed above, there was no embedded conversion option liability as of December 31, 2017.

The following is a summary of activity of Level 3 liabilities for the periods ended December 31, 2016 and 2017:

Balance at December 31, 2015	$87,992
Change in fair value	19,089
Balance at December 31, 2016	$107,081
Gain on debt extinguishment	(107,081)
Balance at December 31, 2017	$–

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2016:

Assumptions	December 31, 2016
Expected remaining term	0.25
Expected Volatility	103%
Risk free rate	0.50%
Dividend Yield	0.00%

There were no changes in the valuation techniques during 2017. In 2016, the Company did compute the valuation of this derivative liability using a binomial lattice model noting no material differences in valuation results. The weighted average interest rate for short term notes as of December 31, 2017 was 10%.

11.	CONVERTIBLE NOTES PAYABLE

As of December 31, 2016, the $100,000 owed under convertible notes payable consisted only of the Pegasus note.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

As of December 31, 2017, the following summarizes amounts owed under convertible notes payable:

	Amount	Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$–	$100,000
“Lender” Note	1,500,000	175,668	1,324,332
	$1,600,000	$175,668	$1,424,332

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

As of December 31, 2017, the note is past due and had a balance of $100,000 with accrued and unpaid interest amounting to $80,164 which is included in accrued expenses (See Note 7).

“Lender” Note

On September 18, 2017, in addition to entering into a revolving convertible line of credit (See Note 9), the Company also entered into a secured convertible promissory note with an unaffiliated lender (the “Lender”). The Note bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 400 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of the Note to reflect any changes in the 12 month LIBOR rate as quoted at on that day, or if that day is not a business day, on the next business day thereafter. Interest will only accrue on outstanding principal. Accrued unpaid interest is payable monthly on the first calendar day of each month for interest accrued during the previous month, with all outstanding principal and accrued unpaid interest payable in full on or before September 17, 2018 to the extent not converted into shares of the Company’s common stock. The Note is secured by a perfected recorded first priority security interest in all of the Company’s assets, as set forth in a certain Security Agreement by and between the Company and the Lender, dated September 18, 2017. At any time until the Maturity Date, and provided Lender gives the Company written notice of Lender’s election to convert prior to any prepayment of this Note by the Company with respect to converting that portion of this Note covered by the prepayment, the Lender has the right to convert all or any portion of the outstanding principal and accrued interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of its election to convert.

As additional consideration for the loan evidenced by the Note, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to $0.15 per share. The number of warrants issuable to the Lender is equal to 25% of the loan Amount divided by fifteen cents ($0.15). As of September 18, 2017, the Company issued 2,500,000 common stock purchase warrants under this provision having a value of $187,142 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price (See Note 15). As a result of this transaction, and including the value of the issued warrants, the Company recorded $232,767 of value of beneficial conversion features, which is recorded as debt discount on the accompanying balance sheet, and is being amortized to interest expense over the term of the note.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

As of December 31 2017, the convertible note had a balance, net of $175,668 of debt discount, amounting to $1,324,332 with accrued and unpaid interest amounting to $7,593 which is included in accounts payable.

12.	NOTE PAYABLE AND AUTO LOAN

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

In December 2017 the Company made a $40,000 settlement payment to pay off this note, and all accrued interest, in full. The Company recorded a gain on debt settlement of $25,352 related to this transaction.

Auto Loan

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of December 31, 2017, the loan had a short-term portion of $9,862 and a long-term portion of $20,620.

13.	COMMITMENTS AND CONTINGENCIES

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

Future annual minimum lease payments related to our facility lease are as follows:

2018	$522,288
2019	543,180
2020	404,952
Total	$1,470,420

Administrative rent expense was $112,675 and $59,228 for the years ended December 31, 2017 and 2016, respectively. Further, for the years ended December 31, 2017 and 2016, respectively, $446,618 and $337,287 of rent was capitalized into inventory as manufacturing overhead costs.

As of December 31, 2017, there are no other lease agreements with non-cancelable terms in excess of one year.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. During 2017 and 2016, the Company has agreements to act as a reseller for certain vendors; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties have agreed to cooperate and provide business opportunities to each other; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for advising and raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, other than sales agent agreements and revenue generating sales contracts, there are no firm commitments in such agreements as of December 31, 2017.

The Company enters into various other agreements with third party vendors who will provide services and/or products to the Company. Such vendor agreements may call for a deposit along with certain other payments based on the delivery of goods or services.

14.	COMMON STOCK

Shares Issued

Issuances of the Company’s common stock during the years ended December 31, 2017 and 2016, respectively, are as follows:

2017

Stock Issued in Cash Sales

During the year ended December 31, 2017 pursuant to private placements, the Company issued 15,633,327 shares of common stock for cash with a per share price of $0.15 per share or $2,345,000 and the Company incurred $53,600 of capital raising fees that were paid in cash and charged to additional paid-in capital. Additionally, as of December 31, 2017, related to the Company’s private placement, the company is obligated to issue 223,337 common stock purchase warrants to the placement agents. There will be no financial statement accounting effect for the issuance of these warrants as their fair value will be charged to Additional Paid-in-Capital as an offering cost and offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants (see Note 15).

Stock Issued for Loan Conversion

During the year ended December 31, 2017, and effective as of February 15, 2017, the Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, or $704,709 effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709 (See Note 10).

Stock Issued for Services

During the year ended December 31, 2017, as payment for professional services provided, the Company issued 15,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $2,250. These shares were fully earned, and were expensed, upon issuance.

Stock Issued for Services – Related Party

For professional services provided per the terms of a consulting agreement with GreenCore Capital LLC (“GreenCore”), and during the year ended December 31, 2017, the Company issued 180,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $27,000. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See Note 17)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Stock Issued for Director Services

As of December 31, 2016, the board approved a modified compensation program, effective January 1, 2017, for all non-executive directors where each director would receive 750,000 restricted shares of common stock, pursuant to a restricted stock grant agreement (“New Program RSA”) with vesting 62,500 per quarter over a 36 month period commencing on March 31, 2017 or upon the date for which a new director is named, issuable on the last day of each calendar quarter so long as such director serves as a director of the Company at that time. Each director that had a previous agreement agreed to terminate their rights to any previously issued shares and cancel such previous agreements. As such, the Company granted 2,250,000 shares to directors on January 1, 2017 having a total value of $337,500. The Company intends to grant up to an additional 750,000 shares of its common stock to each director based on their achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management.

During the year ended December 31, 2017, the Company released 750,000 shares of common stock with a per share fair value of $0.15, or $112,500 (based on the market price at the time of the agreements), to three directors for their service as defined in their respective restricted stock grant agreements. The payments were expensed at issuance (See Note 17 and 18).

The total unrecognized restricted stock grant expense related to the Restricted Stock Agreements of our directors amounted to $225,000 at December 31, 2017.

Stock Issued for Loan Guaranty

During the year ended December 31, 2017, and in consideration for the continued Guaranty of the Company’s obligations extended under a now terminated line of credit, the Company issued 453,857 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $68,078 to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. These shares were expensed to interest expense over the term of the Guaranty period. The Company recorded a gain on debt settlement of $172 related to this transaction. (See Notes 8 and 17)

2016

Stock Issued in Cash Sales

During the year ended December 31, 2016 pursuant to private placements, the Company issued 12,133,333 shares of common stock for cash with a per share price of $0.15 per share or $1,820,000 and the Company incurred $68,800 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Services

For professional services provided per the terms of a consulting agreement with an investor relations consulting firm, the Company issued 1,000,000 shares of the Company’s common stock with a per share fair value of $0.15 per share (based on contemporaneous cash sales prices) or $150,000. These payments were expensed over the term of the agreement. As of December 31, 2016, $46,875 was recorded in prepaid expenses (See note 4) and expensed in 2017.

Stock Issued for Services – Related Party

For professional services provided per the terms of a consulting agreement with GreenCore Capital LLC (“GreenCore”), and during the year ended December 31, 2016, the Company issued 464,115 shares of the Company’s common stock with a per share fair value between $0.14 and $0.17 (based on an average market value of the stock when earned as defined in the agreement) or $69,603. The Company recorded a gain on debt settlement of $2,396 on these transactions. These payments were expensed at time of issuance. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See Note 17)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Stock Issued for Director Services

On February 12, 2016, the Board approved a compensation program for all non-executive directors that did not otherwise have a pre-existing compensation plan.  Starting for the 2016 year of service, each of two directors will receive 1,000,000 shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, that will vest equally at the end of each calendar quarter that such director remains in service as a director over a three year period.

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

Stock Issued for Loan Guaranty -Related Party

During the year ended December 31, 2016, and in consideration for the continued Guaranty of the Company’s obligations extended under a line of credit, the Company issued 147,493 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $22,123 to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. These shares were expensed to interest expense over the term of the Guaranty period. The Company recorded a gain on debt settlement of $2,877 related to this transaction. (See Notes 8 and 17)

15.	STOCK OPTIONS AND WARRANTS

On August 10, 2011, the Company’s Board of Directors approved and caused the Company to adopt the Envision Solar International, Inc. 2011 Stock Incentive Plan (the “Plan”), which authorizes the issuance of up to 31,500,000 shares of the Company’s common stock pursuant to the exercise of stock options or other awards granted under the Plan.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Stock Options

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. The Company’s stock option compensation expense was $220,084 and $442,871 for the years ended December 31, 2017 and 2016, respectively, and there was $33,529 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2017. This stock option expense will be recognized through March 2020.

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

From January 1, 2017 through December 31, 2017, the Company issued 645,000 stock options under the plans with a total valuation of $61,632. All of these options have a 10 year term.

We used the following assumptions for options granted in fiscal 2017 and 2016:

	2017	2016
Expected volatility	81.05%	103.59% -114.93%
Expected term	5 Years	2.5-6.5 Years
Risk-free interest rate	0.15%	0.16% -0.50%
Expected dividend yield	None	None

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Option activity for the years ended December 31, 2017 and 2016 under the 2008 and 2011 Plans are as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	15,337,007	$0.28
Granted	5,380,000	0.15
Exercised	–	–
Forfeited	(800,000)	0.19
Expired	–	–
Outstanding at December 31, 2016	19,917,007	$0.25
Granted	645,000	0.16
Exercised	–	–
Forfeited	(1,095,000)	0.19
Expired	(4,250,343)	0.33
Outstanding at December 31, 2017	15,216,664	$0.23
Exercisable at December 31, 2017	13,479,165	$0.24
Weighted average grant date fair value		$0.10

The following table summarizes information about employee stock options outstanding at December 31, 2017:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2017	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.13-1.31	15,216,664	5.45 Years	$0.23	$–	13,479,165	$0.24	$–
	15,216,664	5.45 Years	$0.23	$–	13,479,165	$0.24	$–

As the Company’s stock price was lower than the weighted average exercise price at December 31, 2017, there is no aggregate intrinsic value of the options.

Options exercisable have a weighted average remaining contractual life of 5.02 years as of December 31, 2017.

Warrants

2017

During the year ended December 31, 2017, and as additional consideration for the funding of the Convertible Note payable by the Lender, the Company issued 2,500,000 common stock purchase warrants having a value of $187,142 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price and a three year term (See Note 11). The assumptions used in the valuation of these warrants include volatility of 85.78%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 3 years.

During the year ended December 31, 2017 as a result of Draw Downs on our Convertible Line of Credit with Lender, the Company issued 1,916,667 common stock purchase warrants having a value of $179,612 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price and three year term (See Note 9). The assumptions used in the valuation of these warrants include volatility of 83.67-85.78, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 3 years.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

As of December 31, 2017, related to the Company’s private placement, the company is obligated to issue 223,337 common stock purchase warrants to the placement agents. There will be no financial statement accounting effect for the issuance of these warrants as their fair value will be charged to Additional Paid-in-Capital as an offering cost and offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

During the twelve months ended December 31, 2017, 26,831,589 warrants had expired.

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

During the twelve months ended December 31, 2016, 1,314,286 warrants had expired.

Warrant activity for the years ended December 31, 2017 and 2016 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2015	29,219,441	$0.18
Granted	291,667	0.15
Exercised	–	–
Forfeited	–	–
Expired	(1,314,286)	0.33
Outstanding at December 31, 2016	28,196,822	$0.17
Granted	4,416,667	$0.15
Exercised	–	–
Forfeited	–	–
Expired	(26,831,589)	0.16
Outstanding at December 31, 2017	5,781,900	$0.17
Exercisable at December 31, 2017	5,781,900	$0.17
Weighted average grant date fair value		$0.08

Warrants exercisable have a weighted average remaining contractual life of 2.46 years as of December 31, 2017.

16.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2017 and 2016 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

The blended Federal and State tax rate of 39.83% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	Year ended December 31,
	2017	2016
Computed “expected” tax expense (benefit)	$(1,034,086)	$(895,395)
State taxes, net of federal benefit	(171,202)	(154,764)
Goodwill impairment and other non-deductible items	643,016	(31,134)
Change in federal tax rates	4,145,380	–
Change in deferred tax asset valuation allowance	(3,583,108)	1,081,293
Income tax expense	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2017	2016
Deferred tax assets:
Charitable contributions	$2,900	$4,128
Reserve for bad debt	17,948	25,548
Stock options	3,416,792	4,776,104
Depreciation	6,920	33,638
Other	17,674	25,159
Net operating loss carryforward	6,957,507	9,167,042
Total gross deferred tax assets	10,419,741	14,031,619
Less: Deferred tax asset valuation allowance	(10,351,807)	(13,934,915)
Total net deferred tax assets	67,934	96,704

Deferred tax liabilities:
Accrued salaries	(67,934)	(96,704)
Total deferred tax liabilities	(67,934)	(96,704)
Total net deferred taxes	$–	$–

As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. The valuation allowance at December 31, 2017 was $10,351,807. The decrease in the valuation allowance during 2017 was $3,583,108.

At December 31, 2017, the Company has a net operating loss carry forward of $24,862,803 available to offset future net income through 2037. The NOL expires during the years 2017 to 2037. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (Act). The Act makes significant modifications to the provisions of the Internal Revenue Code, including but not limited to, a corporate tax rate decrease to 21% effective as of January 1, 2018. The Company’s net deferred tax assets and liabilities have been revalued at the newly enacted U.S. Corporate rate in the year of enactment. The adjustment related to the revaluation of the deferred tax asset and liability balances is a net charge of approximately $4.1 million. This expense is fully offset by a change in valuation allowance. Accordingly, there is no impact on income tax expense as of December 31, 2017.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

17.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

During the year ended December 31, 2016, the Company made cash payments totaling $69,500, and issued 464,115 shares of the Company’s common stock with a total value of $69,603 to GreenCore for professional services provided to the Company as detailed in a March 28, 2014 consulting agreement. Additionally, as of December 31, 2016, the Company had an accounts payable balance of $27,000 owed to Greencore. During the year ended December 31, 2017, the Company made cash payments totaling $54,000, and issued 180,000 shares of the Company’s common stock with a total value of $27,000 to GreenCore under this same agreement. There were no balances owed to GreenCore as of December 31, 2017. Jay Potter, our director, is the managing member of GreenCore (See Note 14).

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

On February 12, 2016, the Board approved a compensation program for all non-executive directors that do not otherwise have a pre-existing compensation plan.  Starting for the 2016 year of service, each of two directors will receive 1,000,000 shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, that will vest equally at the end of each calendar quarter that such director remains in service as a director over a three year period.

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

During the year ended December 31, 2017, the Company released 750,000 shares of common stock with a per share fair value of $0.15, or $112,500 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 14 and 18).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Stock Issued for Loan Guaranty and Cash Sales

During the year ended December 31, 2017, and in consideration for the continued Guaranty of the Company’s obligations extended under a now terminated line of credit, the Company issued 453,857 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $68,078 to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. These shares were expensed to interest expense over the term of the Guaranty period (See Notes 8 and Note 14). Additionally, during the year ended December 31, 2017, pursuant to a private placement, the Company issued 1,333,333 shares of common stock for cash, with a per share price of $0.15 per share or $200,000 to Keshif.

During the year ended December 31, 2016, and in consideration for the continuing Guaranty of the Company’s obligations extended under a line of credit, the Company issued 147,493 shares of its common stock or $22,123 to Keshif Ventures LLC pursuant to a stock purchase agreement. Additionally, during the year ended December 31, 2016, pursuant to a private placement, the Company issued 3,333,333 shares of common stock for cash, with a per share price of $0.15 per share or $500,000 to Keshif.

Convertible Notes Payable to Related Parties

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2017. During each of the fiscal years ended December 31, 2017 and 2016, respectively, in lieu of interest payments, the Company made principal payments on this note amounting to $12,000. The balance of the note as of December 31, 2017 is $62,616 with accrued and unpaid interest amounting to $61,242 (See Note 10). Although Mr. Evey is no longer a director as of December 31, 2016, because he was our Chairman and a related party throughout most of 2016, we have continued to classify this note as a Convertible note payable - related parties in the accompanying balance sheet.

In June 2015, Gemini Master Fund Ltd sold a 70.0066819% stake in its’ note to Robert Noble, our former Chairman and former owner of over 10% of our outstanding common stock, in a private transaction. The Company issued two replacement notes for their respective ownership values based on this transaction. In regards to the note for Mr. Noble, he agreed to an extension of his note to March 31, 2016. During the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this note. Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with a firm affiliated with Jay S. Potter, a director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time until March 31, 2016. This date was subsequently extended. The Company consented to the Purchase Option Agreement. Under a Note Settlement and General Release Agreement, provided that the Option is fully exercised and honored, the Company agreed to grant Mr. Noble the right to acquire, for one dollar, at any time until June 30, 2017, a worldwide, perpetual, irrevocable, nonexclusive, royalty-free license to utilize all of the Company intellectual property developed prior to January 1, 2011, except for the following: (i) EV ARC™ and (ii) EnvisionTrak™. Further, provided the Option was exercised in full and Mr. Noble complied with it, the Company would extend the expiration date of the 1,138,120 warrants to purchase 1,138,120 shares of the Company’s common stock owned by Mr. Noble (the “Warrants”) from December 31, 2016 to December 31, 2017, and will reduce the exercise price of such Warrants from $0.24 to $0.20 per share. During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed whereas the convertible note and the “Noble” shares were ultimately obtained by a group of various shareholders, some of which are related parties to the Company. As the note was partially held by a related party shareholder at the end of 2016 and was held by other related party shareholders during its existence, the note was classified as Convertible Notes Payable- Related Parties in the accompanying balance sheets. Effective as of February 15, 2017, the Company received conversion notices from all the current note holders effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note. Of these shares, 2,315,940 shares were issued to Keshif Ventures, LLC. (See Notes 10 and 14)

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

18.	SUBSEQUENT EVENTS

Line of Credit Drawdown

On February 20, 2018, the Company received funds for a Draw Down on our Convertible Line of Credit in the amount of $290,000. As a result of this Draw Down, the Company issued 407,784 common stock purchase warrants having a value of $61,282 using the Black-Scholes valuation methodology, and each with a $0.1778 exercise price (See Note 9). As a result of this transaction, and including the value of the issued warrants, the Company recorded $212,420 of value of beneficial conversion features, which is recorded as debt discount, and is being amortized to interest expense over the term of the loan.

Stock and Warrants Issued in Cash Sales

Subsequent to December 31, 2017 pursuant to private placements, the Company issued 1,933,333 shares of common stock for cash with a per share price of $0.15 per share or $290,000 and the Company incurred $12,000 of capital raising fees that were paid in cash and charged to additional paid-in capital. Related to these sales, the Company is further obligated to issue 50,000 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There will be no accounting effect for the issuance of these warrants as their fair value will be charged to Additional  Paid-in-Capital as an offering cost and offset by a credit to Additional Paid-in-Capital for their fair value when issuing these warrants.

Director Compensation

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted 250,000 shares of common stock with a per share value of $0.15 per share (based on contemporaneous cash sales prices), or $37,500, to each of three directors for excellent performance of their duties.  These shares are being issued from a pool of 750,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions (see Note 14 and 17).

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

As of December 31, 2017, and 2016, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, although not comprehensive, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Also, because of the size of the Company and the Company’s administrative staff, as well as other reasons, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination, and disclosure of information, have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers, and directors. Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness that therefore affects disclosure controls and procedures.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2017. Based on this assessment, management believes that, as of December 31, 2017, we did not maintain effective controls over the financial reporting control environment. Specifically, although not comprehensive, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, among other reasons, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting, nor have certain IT controls been developed and adhered to.

Because of the material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017 and 2016, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Management hopes to make future investments in the continuing education of our accounting and financial staff. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for an anticipated audit committee. We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

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

The following table sets forth information regarding our executive officers and directors as of March 23, 2018:

Name	Age	Position

Desmond Wheatley	52	Chief Executive Officer, President and Chairman of the Board of Directors

Chris Caulson	49	Chief Financial Officer

Jay Potter	53	Director

Anthony Posawatz	57	Director

Peter Davidson	58	Director

Biographies of Directors and Officers

DESMOND WHEATLEY has served as our president, chief operating officer, and secretary since September 2010, and was named chief executive officer and a director in August 2011 and became the chairman of our board of directors in December 2016. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Envision, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and chief executive officer of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company, from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions, fka Wireless Facilities with the last five years as president of ENS, the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the United States. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500M in debt and equity. Mr. Wheatley sits on the boards of Admonsters, located in San Francisco California, and the Human Capital Group, located in Los Angeles, California, and was formerly a board member at DNI in Dallas, Texas.

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

Mr. Caulson’s qualifications:

•	Leadership experience – Mr. Caulson has been our Chief Financial Officer since August 2011 and has held similar positions in multiple other companies.
•	Finance experience – Mr. Caulson has over 25 years of experience in financial related positions and was an external auditor in the public accounting firm of Arthur Andersen.
•	Industry experience – Mr. Caulson has held multiple financial related executive positions in publically traded companies.
•	Education experience – Mr. Caulson has his bachelors of accountancy degree from the University of San Diego.

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

ANTHONY POSAWATZ has served as a director of the Company since February 2016. Mr. Posawatz has been an automotive industry professional for over 30 years. Since September 2013, Mr. Posawatz has served as the president and chief executive officer of Invictus iCAR, LLC, an automotive innovation consulting and advisory firm focused on assisting energy and auto clean technology companies. He served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 25 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production (beginning in 2006 as a founding member and employee #1). He currently serves as a member of several boards of directors, including INRIX, Nexeon, SAFE – Electrification Coalition, Momentum Dynamics, and Electrification Coalition. Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in Mechanical Engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, certain Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2017 have not been complied with on a timely basis, including (a) Form 3 or Form 4 for the receipt of restricted stock grants by our non-executive directors under the New Program RSA, (b) Form 4 for the private acquisition of shares of our common stock by one of our directors and by our affiliate from a shareholder previously owning more than 10% of our total issued and outstanding common stock, (c) Form 4 for the issuance of shares of our common stock to one of our directors for consulting services, (d) Form 4 for the purchase of shares of our common stock by an affiliate and a director in a private placement of our common stock, and (e) Form 4 for the issuance of shares of common stock as satisfaction for a Guaranty of the Company’s prior debt.

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

The compensation received by our Named Executive Officers is based primarily on the levels at which we can afford to retain them and their responsibilities and individual contributions. Our compensation policy also reflects our strategy of minimizing general and administration expenses. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers. In the future, our Board of Directors expects to apply the compensation philosophy and policies described in this section of our annual report.

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

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our Board of Directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our Board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation. Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of Envision’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our Board of Directors reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by our Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2017, all executive officer base salary decisions were approved by the Board of Directors.

Incentive Compensation Awards

Our chief executive officer was awarded a discretionary $35,000 bonus in 2017 related to his 2016 service. No other Named Executives have been paid bonuses and our Board has not yet recommended a formal compensation policy for the determination of bonuses other than the bonus potential for our chief executive officer as defined in his employment agreement. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Envision: (1) the growth in our revenue, (2) the growth in our gross profit (3) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), (4) achievement of other corporate goals as outlined by the Board and (5) our stock price. In 2016, our chief executive officer was granted a bonus plan which provides for a bonus payment based on the Company achieving certain revenue amounts, with additional bonuses for being profitable. No such targets were achieved and no bonus has been earned to date. The Board has not adopted further performance goals or target bonus amounts but may do so in the future.

Equity Incentive Awards

In order to provide an incentive to attract and retain directors, officers, and other employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, on August 10, 2011, the Board approved and caused the Company to adopt, a new equity incentive plan (the “2011 Plan”), pursuant to which 31,500,000 shares of our common stock are currently reserved for issuance as awards to employees, directors, consultants and other service providers. This 2011 Plan was ratified by our shareholders as a part of the 2012 annual shareholders meeting.

From January 1, 2017 through December 31, 2017, the Company issued a total of 645,000 stock options to a total of thirteen employees.

During the year ended December 31, 2017, the Company released 750,000 shares of common stock with a per share fair value of $0.15, or $112,500 (based on the market price at the time of the respective agreements), to three directors for their service as defined in their respective Restricted Stock Grant Agreements.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than vacation and sick benefits. We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

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

There were no other employment agreements outstanding as of December 31, 2017.

Executive Officer Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services rendered in all capacities by our Chief Executive Officer and all other compensated executive officers, as determined by reference to total compensation for the fiscal year ended December 31, 2017 and 2016, who were serving as executive officers at the end of the 2017 and former executive officers, who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal Position	Year	Salary	Deferred Comp	Bonus	Stock Awards	Option Awards (4)		All Other Compensation	Total
		($)	($)	($)	($)	($)		($)	($)

Desmond Wheatley (1)	2017	200,000	50,000	35,000	–	–		–	285,000
President and Chief	2016	200,000	50,000	–	–	513,861	(3)	–	763,861
Executive Officer

Chris Caulson (2)	2017	165,000	–	–	–	–		–	165,000
Chief Financial Officer	2016	165,000	–	–	–	–		–	165,000

----------

(1)	Mr. Wheatley joined the Company full time in December 2010 at which time he was appointed president. On August 10, 2011, Mr. Wheatley was appointed chief executive officer of the Company. In December 2016, Mr. Wheatley was named chairman of the board of directors.

(2)	Mr. Caulson joined the Company full time in November 2010. On August 10, 2011, Mr. Caulson was appointed chief financial officer of the Company.

(3)	Represents the (i) grant date fair value of 4,350,000 options to purchase Company common stock. These options were issued on October 18, 2016 and vested; (i) 1,450,000 on October 18, 2016; (ii) 1,450,000 on January 1, 2017; (iii) 1,450,000 on January 1, 2018. See note 15 to the consolidated financial statements regarding the valuation of the options issued.

(4)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718

Agreements with Executive Officers

Desmond Wheatley

The Company entered into a five-year employment agreement with Mr. Wheatley on October 18, 2016, effective as of January 1, 2016. This agreement provides for an annual salary of $250,000, which will be paid (i) in twenty-four installments of $8,333.33 each on the fifteenth and last day of each month and (ii) twenty-four installments of $2,083.34, on the same dates, which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. In certain circumstances upon the Company achieving specified milestones, which are described in the agreement, Mr. Wheatley can demand payment of all or any portion of the deferred amount, and the Company must comply with such demand. All deferred amounts will be evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $0.15 per share (subject to appropriate adjustment in the event of stock dividends, stock splits, recapitalizations, and similar extraordinary transactions) at any time in whole or in part at Mr. Wheatley’s discretion, with a maturity date of December 31, 2020. Additionally, pursuant to the agreement, on October 18, 2016, Mr. Wheatley was granted 4,350,000 stock options to purchase 4,350,000 shares of the Company’s common stock pursuant to the Company’s 2011 Stock Incentive Plan, exercisable at an exercise price of $0.15 per share for a period of ten years from the date of grant, vesting as follows: 1,450,000 on October 18, 2016, 1,450,000 on January 1, 2017, and 1,450,000 on January 1, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding incentive equity awards as of December 31, 2017, for each named executive officer:

Name	Number of securities underlying unexercised options - number exercisable		Number of underlying unexercised securities options - number unexercisable	Option exercise price ($)	Option expiration date
Desmond Wheatley	4,320,000	(1)	–	$0.27	August 9, 2021
Desmond Wheatley	1,450,000	(2)	2,900,000	$0.15	October 17, 2026
Chris Caulson	2,700,000	(3)	–	$0.27	August 9, 2021

______________

(1)	On August 10, 2011, Mr. Wheatley received 4,320,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.

(2)	On October 18, 2016, Mr. Wheatley was granted 4,350,000 stock options to purchase 4,350,000 shares of the Company’s common stock pursuant to the Company’s 2011 Stock Incentive Plan, exercisable at an exercise price of $0.15 per share for a period of ten years from the date of grant, vesting as follows: 1,450,000 on October 18, 2016, 1,450,000 on January 1, 2017, and 1,450,000 on January 1 2018.

(3)	On August 10, 2011, Mr. Caulson was granted 2,700,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2017.

Director Compensation

The following table sets forth all compensation paid, distributed, or accrued for services rendered in the capacities of non-executive Board members.

Name	Fees earned or cash paid	Year	Option Awards ($)(1)		Stock Awards ($)(2)		All other compensation	Total ($)

Jay Potter	–	2017	–		37,500	(4)	–	37,500
	–	2016	20,050	(3)	50,000	(4)	–	70,050

Anthony Posawatz	–	2017	–		37,500	(5)	–	37,500
	–	2016	–		45,833	(5)	–	45,833

Peter Davidson	–	2017	–		37,500	(6)	–	37,500
		2016	–		18,750	(6)		18,750

John Evey (9)	–	2017	–		–		–	–
	–	2016	20,050	(3)	37,500	(4)	–	57,550

Don Moody (7)	–	2017	–		–		–	–
	–	2016	–		20,833	(7)	–	20,833

Robert Noble (8)	–	2017	–		–		–	–
	–	2016	15,493	(3)	–		–	15,493

All Directors as a Group	–	2017	–		112,500		–	112,500
	–	2016	55,593		172,916		–	228,509

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.

(2)	This represents the value of stock released to the director during the identified period which is a portion of a larger multiple year award issued to the director for applicable multiple year services.

(3)	On February 12, 2016, the Company issued 200,000 nonqualified stock options pursuant to our 2011 Plan to each of these non-executive directors that served as directors during 2015, other than Mr. Moody. These options were granted as compensation for the services provided in 2015 and vested immediately.

(4)	On February 12, 2016, the board of directors approved a compensation program, effective January 1, 2016, for two non-executive directors, Mr. Jay Potter and Mr. John Evey, that did not already have pre-existing compensation arrangements with the Company. Each director received 1,000,000 restricted shares of common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, pursuant to a restricted stock grant agreement. The shares vested 1/12 at the end of each calendar quarter over a three year period, so long as such director serves as a director of the Company. The Company issued and released 249,999 of these shares, with a value of $37,500, during the twelve month period ended December 31, 2016 to John Evey. Mr. Evey’s services as a director terminated in December 2016. The Company issued and released 333,333 of these shares, with a value of $50,000, during the twelve month period ended December 31, 2016 to Jay Potter. Effective as of December 31, 2016, Mr. Potter agreed to terminate his rights to 666,667 unvested restricted shares of the Company’s common stock under his Restricted Stock Grant Agreement, dated February 12, 2016, in consideration for which the Company granted to Mr. Potter 750,000 restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the date of grant, issuable quarterly on the last day of each calendar quarter so long as Mr. Potter serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company will also grant an additional 750,000 restricted shares of the Company’s common stock to Mr. Potter to vest in the future from time to time, based on Mr. Potter achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. During the twelve months ended December 31, 2017, 250,000 shares of common stock valued at $37,500 vested under this agreement.

(5)	In consideration for Mr. Posawatz’s acceptance to serve as a director of the Company, on February 19, 2016, the Company granted Mr. Posawatz 1,000,000 restricted shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices), or $150,000, vesting according to the following vesting schedule: 27,777 per month over a 36 month period commencing on March 31, 2016, issuable on the last day of each calendar quarter so long as Mr. Posawatz serves as a director of the Company, subject to the grantee’s right to waive vesting and issuance on a quarterly basis (the “original Posawatz RSA”). During the twelve months ended December 31, 2016, the Company released 305,556 shares of common stock with a per share fair value of $0.15, or $45,833, to Mr. Posawatz pursuant to the Original Posawatz RSA. Effective as of December 31, 2016, Mr. Posawatz agreed to terminate his rights to 694,444 unvested restricted shares of the Company’s common stock under the original Posawatz RSA, in consideration for which the Company granted to Mr. Posawatz 750,000 restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the date of grant, issuable quarterly on the last day of each calendar quarter so long as Mr. Posawatz serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company will also grant an additional 750,000 restricted shares of the Company’s common stock to Mr. Posawatz to vest in the future from time to time, based on Mr. Posawatz achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. During the twelve months ended December 31, 2017, 250,000 shares of common stock, valued at $37,500, vested under this agreement.

(6)	In consideration for Mr. Davidson’s acceptance to serve as a director of the Company, on September 8, 2016, the Company granted to Mr. Davidson 750,000 restricted shares of its common stock with a per share value of $0.15 (based on contemporaneous cash sales process) or $112,500, vesting according to the following vesting schedule: 62,500 shares or pro rata portion thereof per calendar quarter over a 36 month period commencing on September 30, 2016, issuable on the last day of each calendar quarter so long as Mr. Davidson serves as a director of the Company (the “Original Davidson RSA”). During the twelve months ended December 31, 2016, the Company released 125,000 shares of common stock with a per share fair value of $0.15, or $18,750, to Mr. Davidson pursuant to the Original Davidson RSA. Effective as of December 31, 2016, Mr. Davidson agreed to terminate his rights to 625,000 unvested restricted shares of the Company’s common stock under the Original Davidson RSA in consideration for which the Company granted to Mr. Davidson 750,000 restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the date of grant, issuable quarterly on the last day of each calendar quarter so long as Mr. Davidson serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company will also grant an additional 750,000 restricted shares of the Company’s common stock to Mr. Davidson to vest in the future from time to time, based on Mr. Davidson achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. During the twelve months ended December 31, 2017, 250,000 shares of common stock, valued at $37,500, vested under this agreement.

(7)	In consideration for Mr. Moody’s acceptance to serve as a director of the Company, on July 11, 2014, the Company granted 1,000,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement including but not limited to the following vesting schedule: 166,672 shares on July 11, 2014 and then 69,444 shares on the last day of each calendar quarter thereafter commencing on September 30, 2014. The total value of this stock grant is $0.15 per share (based on contemporaneous cash sales prices) or $150,000. The Company issued and released 138,888 of these shares, with a value of $20,833, during the nine month period ended September 30, 2016. The Company issued and released 277,776 of these shares, with a value of $41,666, during the twelve month period ended December 31, 2015. The Company issued and released 305,560 of these shares, with a value of $45,834, during the twelve month period ended December 31, 2014. Mr. Moody resigned from the Board effective September 8, 2016.

(8)	Mr. Noble resigned as a director on December 24, 2015.

(9)	Mr. Evey’s service as a director terminated on December 19, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 15, 2018 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or become exercisable within 60 days of March 15, 2018 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 5660 Eastgate Drive, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (2)
Jay Potter	8,121,018	(3)	5.61%
Desmond Wheatley	8,670,000	(4)	5.69%
Chris Caulson	2,700,000	(5)	1.84%
Peter Davidson	1,041,666	(6)	0.73%
Anthony Posawatz	555,556	(6)	0.39%
Keshif Ventures, LLC	33,413,836	(7)	23.24%
All officers and directors as a group (5 persons)	21,088,240		13.51%

----------

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise by such person of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 15, 2018.

(2)	Based on 143,768,995 shares of our common stock outstanding as of March 15, 2018.

(3)	Includes 4,486,940 shares of common stock (of which 3,112,440 shares were acquired in a nonissuer transaction), 2,634,078 shares issued to GreenCore Capital LLC for which Mr. Potter is the managing member and 1,000,000 shares of which were acquired in a nonissuer transaction. Includes 1,000,000 shares of common stock issuable upon the exercise of options.

(4)	Includes 8,670,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days of March 15, 2018.

(5)	Includes 2,700,000 shares of common stock issuable upon exercise of options which are currently exercisable or exercisable within 60 days of March 15, 2018.

(6)	Includes shares that have vested pursuant to a RSA, but not unvested shares

(7)	The address of this shareholder is 990 Highland Drive, Suite 314, San Diego CA. 92075

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2017, the Company made cash payments totaling $54,000, and issued 180,000 shares of the Company’s common stock with a total value of $27,000 to GreenCore Capital LLC for professional services provided to the Company pursuant to a consulting agreement dated March 28, 2014. Jay Potter, our director, is the managing member of GreenCore.

During the year ended December 31, 2017, the Company released 750,000 shares of common stock with a per share fair value of $0.15, or $112,500 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective RSAs.

During the year ended December 31, 2017, and in consideration for the continued guaranty of the Company’s obligations extended under a now terminated line of credit, the Company issued 453,857 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $68,078 to Keshif Ventures LLC, a related party, pursuant to the SPA. Additionally, during the year ended December 31, 2017, pursuant to a private placement, the Company issued 1,333,333 shares of common stock for cash, with a per share price of $0.15 per share or $200,000 to Keshif.

In 2016, the Company entered into two nonexclusive, best efforts selling agreements with LightPath Capital, Inc., a FINRA registered broker-dealer, 50% of which is owned by one of the legal counsel to the Company. The selling agreements relate to a previous private placement as well as a 2017 private placement of common stock that was conducted by the Company to raise up to $4,050,000 of capital. Under the agreements, LightPath is entitled to a selling commission of 8% of total capital raised by it and warrants to purchase our common stock at $0.15 per share for up to 5% of the number of shares of common stock sold by LightPath in the offerings. For the 13 months ended January 2018, which was the open term of the 2017 private placement, the Company paid $65,600 in commission and is obligated to issue 273,333warrants to purchase our common stock.

In June 2015, Gemini Master Fund Ltd sold a 70.0066819% stake in its’ convertible promissory note to Robert Noble, our past Chairman in a private transaction (“Note”). During the twelve months ended December 31, 2015, the Company made a $100,000 payment to Mr. Noble to pay down the accrued interest on this Note. Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with Greencore (the “Optionee”), pursuant to which the Optionee had the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016, which date was subsequently extended. During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed pursuant to which the Note and 11,587,440 shares of our common stock owned by Mr. Noble were acquired by a group of shareholders, some of whom are related parties to the Company. Keshif Ventures, LLC obtained a 49.3% stake in the outstanding Note balance. Effective as of February 15, 2017, the Company received conversion notices from all the then current Note holders to convert the entire principal balance of the Note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share. As a part of this transaction, Keshif Ventures LLC, a related party, received 2,315,940 shares based on its ownership percentage of the Note. Additionally, as a part of these transactions, Jay Potter, our director, received 4,112,440 shares of common stock from these shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2017 and 2016 were approved by the Board of Directors.  The following table shows the fees for the years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees (1)	$62,900	$60,500
Audit Related Fees (2)	$400	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2016 while 2017 fees were for audit related services.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2017 and 2016.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and December 31, 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

None

The following exhibits are included with this filing:

3.	Exhibits

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (5)
4.1	Form of Warrant (11)
10.1	2011 Stock Option Plan of Envision Solar International, Inc., dated as of August 10, 2011 (3)
10.3	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith, and Pegasus Enterprises, LP (1)
10.4	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey (1)
10.5	Consulting Agreement with GreenCore Capital LLC, dated March 28, 2014 (4)
10.6	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015 (6)
10.7	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015 (6)
10.8	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015 (6)
10.9	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015 (6)
10.10	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015 (6)

10.11	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (7)
10.12	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (8)
10.13	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016 (9)
10.14	Amendment to Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.15	Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.16	Amendment to Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.17	Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.18	Amendment to Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.19	Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.20	Revolving Convertible Promissory Note, dated September 18, 2017 (11)
10.21	Convertible Secured Promissory Note, dated September 18, 2017 (11)
10.22	Security Agreement -Purchase Order Financing, dated September 18, 2017 (11)
10.23	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017 (11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission, dated August 15, 2011.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, dated March 31, 2014.
(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated July 16, 2014.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated November 5, 2015.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 26, 2016.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 14, 2016.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated October 20, 2016.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 6, 2017.
(11)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 18, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2018	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman (Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay S. Potter	Dated: March 30, 2018
Jay S. Potter, Director

By:	/s/ Peter Davidson	Dated: March 30, 2018
Peter Davidson, Director

By:	/s/ Anthony Posawatz	Dated: March 30, 2018
Anthony Posawatz, Director

