Form 10-Q
period 2018-03-31
Envision Solar International, Inc.
filed 2018-05-14
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2018

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
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of May 4, 2018 was 144,706,495.

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets
Cash	$254,225	$403,475
Accounts Receivable, net	873,769	5,946
Prepaid and other current assets	202,289	55,674
Inventory, net	538,425	2,319,500
Total Current Assets	1,868,708	2,784,595

Property and Equipment, net	202,673	226,112

Other Assets
Patents, net	102,361	75,279
Deposits	109,788	156,588
Total Other Assets	212,149	231,867

Total Assets	$2,283,530	$3,242,574

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$592,799	$486,690
Accrued Expenses	436,775	451,924
Sales Tax Payable	34,869	46
Deferred Revenue	55,649	77,514
Convertible Line of Credit - net of discount amounting to $120,371 and $226,768 at March 31, 2018 and December 31, 2017, respectively	169,629	923,232
Convertible Notes Payable -Related Parties	207,116	197,616
Convertible Notes Payable - net of discount amounting to $115,141 and $175,668 at March 31, 2018 and December 31, 2017, respectively	1,484,859	1,424,332
Auto Loan - Current Portion	10,057	9,862

Total Current Liabilities	2,991,753	3,571,216

Long-term Portion of Auto Loan	17,259	20,620

Total Liabilities	3,009,012	3,591,836

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 outstanding as of March 31, 2018 and December 31, 2017, respectively	–	–
Common Stock, $0.001 par value, 490,000,000 shares authorized, 144,706,495 and 141,835,662 shares issued or issuable and outstanding at March 31, 2018 and December 31, 2017, respectively	144,706	141,836
Additional Paid-in-Capital	38,418,298	37,785,781
Accumulated Deficit	(39,288,486)	(38,276,879)

Total Stockholders' Deficit	(725,482)	(349,262)

Total Liabilities and Stockholders' Deficit	$2,283,530	$3,242,574

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2018	2017

Revenues	$2,875,972	$370,689

Cost of Revenues	2,841,672	374,543

Gross Profit (Loss)	34,300	(3,854)

Operating Expenses (including stock based compensation expense of $144,967 and $69,486 for the three months ended March 31, 2018 and 2017, respectively)	609,169	668,989

Loss From Operations	(574,869)	(672,843)

Other Income (Expense)
Other Income	808	170
Interest Expense	(437,546)	(53,981)
Gain on Debt Extinguishment	–	107,081
Total Other Income (Expense)	(436,738)	53,270

Loss Before Tax Expense	(1,011,607)	(619,573)

Tax Expense	–	–

Net Loss	$(1,011,607)	$(619,573)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding- basic and diluted	143,489,736	122,413,803

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,011,607)	$(619,573)
Adjustments to Reconcile Net loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	18,071	17,475
Shares issued for services	140,625	30,375
Compensation expense related to grant of stock options	4,342	39,111
Gain on debt extinguishment	–	(107,081)
Amortization of debt discount	379,344	–
Amortization of debt issue costs	–	800
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(867,823)	693,263
Prepaid expenses and other current assets	(176,887)	(13,478)
Inventory	1,816,855	(54,231)
Deposits	46,800	–
Increase (decrease) in:
Accounts payable	106,109	(174,968)
Accrued expenses	(15,149)	150,429
Convertible note payable issue in lieu of salary - related party	12,500	47,500
Sales tax payable	34,823	(31,822)
Deferred revenue	(21,865)	40,657
NET CASH PROVIDED BY OPERATING ACTIVITIES	466,138	18,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(3,219)
Funding of patent costs	(27,222)	(962)
NET CASH USED IN INVESTING ACTIVITIES	(27,222)	(4,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	290,000	30,000
Payments of offering costs related to sale of common stock	(12,000)	(2,400)
Payments on line of credit, net	(860,000)	–
Repayments on convertible notes payable	(3,000)	(3,000)
Repayments of auto loan	(3,166)	(2,276)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(588,166)	22,324

NET INCREASE (DECREASE) IN CASH	(149,250)	36,600

CASH AT BEGINNING OF PERIOD	403,475	8,568

CASH AT END OF PERIOD	$254,225	$45,168
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$71,372	$11,412
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$30,272	$21,168
Depreciation capitalized into inventory	$5,508	$5,481
Prepaid insurance financed by a third party	$–	$31,250
Shares issued for debt conversion	$–	$704,709
Recording of debt discount	$212,420	$–

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2018 and 2017, and our financial position as of March 31, 2018, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017. The December 31, 2017 consolidated balance sheet is derived from those statements.

Principals of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Envision Solar International, Inc. and its wholly-owned subsidiary, Envision Solar Construction Company, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, estimates of loss contingencies, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2018. As of March 31, 2018, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of March 31, 2018, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	48%
Customer B	24%

As of December 31, 2017, there was a single customer that represented 94% of the Company’s net accounts receivable balance.

Concentration of Revenues

For the three months ended March 31, 2018, customers that each represented more than 10% of our net revenues were as follows:

Customer A	69%
Customer B	15%

For the three months ended March 31, 2017, customers that each represented more than 10% of our net revenues were as follows:

Customer C	39%
Customer D	24%
Customer E	17%
Customer F	13%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2018 and December 31, 2017 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and short term loans, are carried at historical cost basis. At March 31, 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Revenue Recognition

As of January 1, 2018, Envision adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606). The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation

Revenues are primarily derived from the direct sales of manufactured products. Revenues may also consist of maintenance fees for the maintenance of previously sold products, and revenues from sales of professional services.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for such products within a 15-45 day period after delivery.

Revenues from maintenance fees are recognized equally over the period of the maintenance term. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for the service in advance of the maintenance period.

Revenues from professional services are recognized as services are performed. Revenue values are based upon fixed fee arrangements or hourly fee-based arrangements with agreed to hourly rates of service categories in line with expertise requirements. These services are billed to a customer as such services are provided and the customer will be obligated to make payments for such services typically within a 15-45 day period.

Any deposits received from a customer prior to delivery of the purchased product or monies paid prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

The Company includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues. Sales tax is recorded on a net basis and excluded from revenue. The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2018, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Patents

The company believes it is in a position to achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $140 in each of the three-month periods ended March 31, 2018 and 2017.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Convertible notes payable that are convertible into 9,067,752 common shares, options to purchase 15,216,664 common shares and warrants to purchase 6,463,017 common shares were outstanding at March 31, 2018. These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2018 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2018 and 2017, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

ASU 2018-05

In March 2018, the Financial Accounting Standards Board issued Accounting Standards Update No. 2018-05: "Income Taxes (Topic 805)” to provide accounting and disclosure guidance on accounting for income taxes under generally accepted accounting principles (“U.S. GAAP”). This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. ASC Topic 740 also addresses the accounting for income taxes upon a change in tax laws or tax rates. The income tax accounting effect of a change in tax laws or tax rates includes, for example, adjusting (or re-measuring) deferred tax liabilities and deferred tax assets, as well as evaluating whether a valuation allowance is needed for deferred tax assets. The Company has accounted for the changes related to the Tax Cuts and Jobs act passed by Congress in 2017.

ASU 2016-02

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company expects this ASU will increase its current assets and current liabilities but have no net material impact on its consolidated financial statements.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

ASU 2017-05

In February 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-05: "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” - to clarify the scope of Subtopic 610-20, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets”, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU No. 2017-05 did not have a material impact on the Company's consolidated financial statements or related disclosures.

ASU 2016-15

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. The adoption of ASU No. 2016-15 did not have a material impact on the Company's consolidated financial statements or related disclosures.

ASU 2014-09

In May 2014, the Financial Accounting Standards Board issued Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of 2018 and is to be applied retrospectively using one of two prescribed methods. The Company has adopted the new standard effective January 1, 2018 and the adoption of this standard did not have any impact on the amount or timing of its revenues.

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2018, the Company had a net loss of $1,011,607. Additionally, at March 31, 2018, the Company had a working capital deficit of $1,123,045, an accumulated deficit of $39,288,486 and a stockholders’ deficit of $725,482. It is Management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional operating and working capital through a combination of public, private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out sales contracts for new product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that are currently due or become due later in 2018. All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

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

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists approximately of the following:

	March 31,	December 31,
	2018	2017
Finished Goods	$121,616	$1,716,141
Work in Process	275,506	311,481
Raw Materials	149,904	300,479
Inventory Allowance	(8,601)	(8,601)
Total Inventory	$538,425	$2,319,500

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	March 31, 2018	December 31, 2017
Accrued vacation	$146,622	$152,051
Accrued interest	162,783	175,953
Accrued rent	76,332	77,164
Accrued loss contingency	–	44,423
Other accrued expense	51,038	2,333
Total accrued expenses	$436,775	$451,924

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

5.	CONVERTIBLE LINE OF CREDIT

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

As additional consideration for any Draw Downs made by the Company as evidenced by the Revolver, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to the greater of (i) $0.15 per share or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down. The number of warrants issuable to the Lender will equal 25% of the increase over the highest dollar amount previously drawn down by the Company on the Revolver divided by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down which causes the increase over the previous highest amount borrowed.

The Company received funds for an initial Draw Down on September 26, 2017 in the amount of $850,000. As a result of this Draw Down, the Company issued 1,416,667 common stock purchase warrants having a value of $122,992 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price and three year term. As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $243,223 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three month period ended March 31, 2018.

The Company received funds for a second Draw Down on October 24, 2017 in the amount of $300,000. As a result of this Draw Down, the Company issued 500,000 common stock purchase warrants having a value of $56,620 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price and three year term. As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $175,261 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three month period ended March 31, 2018.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Company received funds for a third Draw Down on February 20, 2018 in the amount of $290,000. As a result of this Draw Down, the Company issued 407,784 common stock purchase warrants having a fair value of $61,282 using the Black-Scholes valuation methodology, and each with a $0.1778 exercise price and three year term (See Note 11 and 13). As a result of this transaction, the Company recorded $212,420 of debt discount consisting of the relative fair value of warrants of $50,591 and a beneficial conversion feature value of $161,829 which is being amortized to interest expense over the estimated term of the Draw Down.

As of March 31, 2018, the convertible line of credit had a balance, net of a $120,371 debt discount, amounting to $169,629.

6.	CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

As of March 31, 2018, the following summarizes amounts owed under short-term convertible notes –related parties:

Amount
Evey Note	$59,616
Wheatley Note	147,500
$207,116

Evey Note

Prior to fiscal 2011, the Company was advanced monies by John Evey, our former director, and executed a 10% convertible promissory note with compounding interest which was convertible into shares of common stock at $0.33 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the then existing notes. Through a series of amendments from the original due date, the conversion price of the convertible note was reduced to $0.20 and the maturity date was extended to December 31, 2017.

Although as of December 31, 2016, Mr. Evey is no longer a director, because he was our Chairman and a related party since 2010, we have continued to classify this note as a Convertible Note Payable - Related Parties in the accompanying balance sheet. For the three month period ended March 31, 2018, the Company made principal payments totaling $3,000. As of March 31, 2018, this note is past due and has a balance of $59,616 with accrued interest amounting to $64,222 which is included in accrued expenses (See Note 4 and 13). The note continues to bear interest at a rate of 10%.

Wheatley Note

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. In certain circumstances upon the Company achieving specified milestones, which are described in the Agreement, Mr. Wheatley can demand payment of all or any portion of the deferred amount, and the Company must comply with such demand. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $0.15 per share at any time in whole or in part at Mr. Wheatley’s discretion, with a maturity date of December 31, 2020. As the conversion price was equivalent to the market price at the time of issuance, there was no beneficial conversion feature to this note.

Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of March 31, 2018, is $147,500 with accrued and unpaid interest amounting to $15,769 which is included in accrued expenses (See Notes 4 and 13).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

7.	CONVERTIBLE NOTES PAYABLE

As of March 31, 2018, the following summarizes amounts owed under convertible notes payable:

			Convertible
			Notes Payable,
	Amount	Discount	net of discount
Pegasus Note	$100,000	$–	$100,000
“Lender” Note	1,500,000	115,141	1,384,859
	$1,600,000	$115,141	$1,484,859

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

As of March 31, 2018, the note is past due and had a balance of $100,000 with accrued and unpaid interest amounting to $85,658 which is included in accrued expenses (See Note 4).

“Lender” Note

On September 18, 2017, in addition to entering into a revolving convertible line of credit (See Note 5), the Company also entered into a $1,500,000 secured convertible promissory note with the same unaffiliated lender (the “Lender”). The Note bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 400 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of the Note to reflect any changes in the 12 month LIBOR rate as quoted at on that day, or if that day is not a business day, on the next business day thereafter. Interest will only accrue on outstanding principal. Accrued unpaid interest is payable monthly on the first calendar day of each month for interest accrued during the previous month, with all outstanding principal and accrued unpaid interest payable in full on or before September 17, 2018 to the extent not converted into shares of the Company’s common stock. The Note is secured by a perfected recorded first priority security interest in all of the Company’s assets, as set forth in a certain Security Agreement by and between the Company and the Lender, dated September 18, 2017. At any time until the Maturity Date, and provided Lender gives the Company written notice of Lender’s election to convert prior to any prepayment of this Note by the Company with respect to converting that portion of this Note covered by the prepayment, the Lender has the right to convert all or any portion of the outstanding principal and accrued interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of its election to convert.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

As additional consideration for the loan evidenced by the Note, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to $0.15 per share. The number of warrants issuable to the Lender is equal to 25% of the loan Amount divided by fifteen cents ($0.15). As of September 18, 2017, the Company issued 2,500,000 common stock purchase warrants under this provision having a fair value of $187,142 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price. As a result of this transaction, the Company recorded $232,767 of debt discount consisting of the relative fair value of the warrants of $166,384 and a beneficial conversion feature of $66,384, which is being amortized to interest expense over the term of the note.

During any time when the Note is outstanding, or when the Lender holds any Company stock, or any warrants to acquire Company stock where the combination of both could result in the Lender owning stock with a current value of one million dollars or greater, in the Company, the Lender will have certain review and consulting rights as described in the Note.

As of March 31, 2018, the convertible note had a balance, net of $115,141 of debt discount, amounting to $1,384,859.

8.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of March 31, 2018, the loan has a short-term portion of $10,057 and a long-term portion of $17,259.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

March 31, 2018

(Unaudited)

10.	COMMON STOCK

Stock Issued in Cash Sales

During the three months ended March 31, 2018 pursuant to a private placement, the Company issued 1,933,333 shares of common stock for cash with a per share price of $0.15 per share or $290,000 and the Company incurred $12,000 of capital raising fees that were paid in cash and charged to additional paid-in-capital. Additionally, the Company issued 273,333 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering. There will be no accounting effect for the issuance of these warrants as their fair value will be charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants. (See Note 11)

Director Compensation

During the three month period ended March 31, 2018, the Company released a total of 187,500 vested shares of common stock with a per share fair value of $0.15, or $28,125 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The payments were expensed at issuance (See Note 13). As of March 31, 2018, there were unreleased shares of common stock representing $196,875 of unrecognized restricted stock grant expense related to these Restricted Stock Grant Agreements.

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted a total of 750,000 shares of common stock with a per share value of $0.15 per share (based on contemporaneous cash sales prices), or $112,500, to three directors for performance of their duties. These shares are being issued from a pool of 750,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions (See Note 12).

11.	STOCK OPTIONS AND WARRANTS

Stock Options

There were no stock options issued during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company recorded stock option based compensation of $4,342 related to prior grants. As of March 31, 2018, there is $29,187 of unrecognized stock option based compensation expense that will be recognized over the next two years.

Warrants

As a part of the Company’s private placement, the Company effectively issued 273,333 warrants during the three months ended March 31, 2018 to the placement agents. These warrants, valued at $26,206, are exercisable for 5 years at an exercise price of $0.15 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 79.39%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 5 years. There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants (See Note 10).

In connection with a Draw Down of a convertible line of credit, as of February 20, 2018, the Company issued 407,784 common stock purchase warrants with a total value of $61,282 and each with a $0.15 exercise price and 3 year term. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 82.55%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 3 years. (See Note 5).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the three months ended March 31
	2018	2017
Product Sales	$2,868,630	$367,089
Maintenance Fees	5,448	3,600
Professional Services	1,894	–
Total Revenues	$2,875,972	$370,689

At March 31, 2018 and December 31, 2017, deferred revenue amounted to $55,649 and $77,514 respectively. At March 31, 2018, the Company has received an initial deposit to plan and manufacture two Solar Tree® units in addition to deposits for multi-year maintenance plans for previously sold products. As of March 31, 2018, deferred revenue associated with product deposits are $26,304 and the delivery of such products are expected within the following six months, while deferred maintenance fees amounted to $29,344 and pertain to services to be provided through the fourth quarter of 2021.

13.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, the Company released a total of 937,500 shares of common stock with a total value of $140,625, to three directors. These payments were expensed at issuance (See Note 10).

In 2009, the Company executed a 10% convertible note payable in the amount of $102,236 due December 31, 2010 to John Evey for amounts loaned to the Company. Mr. Evey joined the Board of Directors on April 27, 2010. Through a series of extensions, the note due date was extended to December 31, 2017. During the three months ended March 31, 2018, in lieu of interest payments, the Company made principal payments on this note amounting to $3,000. As of March 31, 2018, the note is past due and has a balance of $59,616 with accrued and unpaid interest amounting to $64,222 (See Notes 4, and 6). Although as of December 31, 2016 Mr. Evey is no longer a director, because he was our Chairman and a prior related party, we have continued to classify this note as a Convertible note payable - related parties in the accompanying balance sheet.

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley. The balance of the note as of March 31, 2018, is $147,500 with accrued and unpaid interest amounting to $15,769 which is included in accrued expenses (See Notes 4 and 6).

14.	SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company paid down its outstanding borrowing under its Convertible Line of Credit with the Lender amounting to $290,000 (See Note 5).

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

Products and Technologies

We currently produce two categories of product: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. We recently submitted a third product category, the EV-Standard™ product, for patent approval. It is patent pending and in late stage product development and engineering. All three product lines incorporate the same underlying technology and value having a built-in renewable energy source in the form of attached solar panels or light wind generators, along with battery storage capabilities. The EV ARC™ product is a permanent solution in a transportable format, and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed but uses an existing streetlamp’s foundation and grid connection.

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

Our current list of products includes:

1.	EV ARC™ Electric Vehicle Charger,
2.	EV ARC™ HP DC Fast Charging Electric Vehicle Charger,
3.	EV ARC™ Media Electric Vehicle Charger with advertising screen,
4.	EV ARC™ Motorcycle Charger,
5.	EV ARC™ Bicycle Charger,
6.	ARC Mobility™ Trailer, and
7.	The Solar Tree® DCFC product, a 35-foot-square array mounted on a single column with integrated energy storage and the capability to provide a 50kW DC fast charge to one or more electric vehicles.

The EV Standard™ is currently in the development and patenting phase of its product evolution.

All Envision products can be upgraded with the addition of the following:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	SunCharge™ solar powered EV charging,
3.	ARC™ technology energy storage,
4.	E-Power emergency power panels,
5.	LED lighting,
6.	Media and branding screens, and
7.	Security cameras, WiFi, sound, and emergency call boxes.

EV ARC™:

EV ARC™ is a transportable, but essentially permanent, EV charging infrastructure product which supports Level I, Level II, and DC Fast Charging (requiring four to seven interconnected units). EV ARC™ products can charge between one and six EVs simultaneously, and a single unit can provide EV charging in as many as 10 parking spaces. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments. Until the introduction of the EV ARC™, the deployment of EV chargers could be hindered by complications in site acquisition caused by the complicated and invasive requirements of the installation. Typical competing EV charger installations require a pedestal which is typically mounted on a poured concrete foundation which requires excavation. Fixed chargers also typically require a trench to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements of fixed chargers can be environmentally impactful and expensive, and may slow, or prevent entirely, the deployment of large numbers of typical fixed format chargers. California’s Department of General Services has informed us that it takes an average of 18 months to go through the process of installing a utility grid-tied EV charger. New York City, currently our largest customer, experiences similar and sometimes longer delays because of the complexities of extending the electrical grid to locations where EVs need to charge. Because the EV ARC™ has its own ballast and traction pad, it does not require a foundation. Because it is entirely powered by locally generated and stored renewable energy, it does not require a grid connection. These innovations allow us to completely avoid any on-site construction or electrical work which, in turn, allows us to avoid the design, engineering, and entitlement/planning processes typical of grid-tied installations. We have demonstrated that we are able to deploy EV chargers attached to our EV ARC™ product in as little as eight minutes (rather than 18 months).

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

Because EV ARC™ can be deployed with an optional emergency power (E Power) panel, it can also be used as a reliable source of energy in times of disaster, emergency, or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to safely connect to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable, and a cleaner source of, energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator requires, and there is less chance that it will not be operational in times of emergency since first responders are not required to start it or fill it with fuel. We are currently selling EV ARC™ products equipped with E Power panels to New York City, Caltrans, and many other entities. In the summer of 2017 the EV ARC™ product deployed for the government of the US Virgin Islands was subjected to category five, 185mph, winds which it survived. Our customer informed us, in writing, that while most other infrastructure had been damaged or destroyed by the storm, our EV ARC™ product not only survived, but was still in excellent condition. The EV ARC™ product is independently certified to withstand winds of 110mph by a licensed structural engineering firm. We and our customers have observed that in practice, it can withstand hurricane force winds.

While the EV ARC™ and Solar Tree® products are designed to be grid independent, they can also be connected to the utility grid at the customer’s request. In one instance we have a utility company customer which is using the EV ARC™ product to charge EVs, and also as a grid balancing tool. The utility has connected the EV ARC™ to the grid and is able to use the internal batteries as a buffer during times of grid instability. Industry experts predict that there will be a significant increase in the amount of deployed energy storage connected to the grid to provide stability in the future. We believe that the EV ARC™ products’ ability to act as a grid buffering solution, as well as a rapidly deployed EV charging solution, is another differentiator and a potentially significant value proposition.

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

For our EV ARC product, direct labor and material costs are lower than the selling price at the individual product level. However, when all of our overhead cost allocations such as rent, indirect labor, and other allocated costs have been spread across the low volume of units we have annually produced, we have historically recognized gross losses on sales rather than gross profits. We continually endeavor to make production improvements in both our products and our processes to reduce our manufacturing costs while maintaining the high quality for which we strive. As unit sales and production continue to increase and as they become sufficient to overcome overhead costs shared amongst all of our production, and we trend toward reducing our cost base through improved economies of scale, production process improvements, and component cost reductions, management believes that gross profits will be realized and consistently maintained in the future.

Solar Tree:

Our patented Solar Tree® structure has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, tracking, and architectural solar support structure with integrated energy storage potential and media platforms available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can enable EV charging in locations where it would otherwise be impossible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging, can be served by our Solar Tree® products which can be optimized for direct current (“DC”) fast charging. Our patented Solar Tree® product has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, sun tracking, and architectural solar support structure with integrated energy storage potential, EV charging, and media platforms that is available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can be rapidly deployed and enable EV charging in locations where it would otherwise be impossible or economically infeasible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging, can be served by our Solar Tree® products which can be optimized for direct current (“DC”) fast charging. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® direct current fast charger (“DCFC”) can be deployed with minimal site disturbance. In November 2017, we received an order from the Fresno County Rural Transit Authority to provide two Solar Tree® DCFC products which will be used to charge electric buses from BYD Company Ltd (“BYD”). The growth in electric bus adoption is happening at a greater pace than EVs at this time. BYD is the biggest electric bus company in the world. We believe that the successful deployment of these Solar Tree® DCFC products for Fresno and with BYD may create significant opportunities for further deployments of electric bus charging infrastructure and DC fast charging infrastructure for EVs. We further believe that the success of the sort that we currently have with Caltrans may be leveraged with other departments of transportation across the United States and the rest of the world.

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

For the period ended March 31, 2018, contracted backlog is approximately $1.3 million and management believes that most of this backlog will be executed on in the next few upcoming quarters.

We continue to experience long sales cycles for our products. The sales cycle can be prolonged in part because we are educating prospects in new industries in which customers do not have significant experience but also because of our strategic decision to target larger organizations with possible multiple campuses, such as Google or governmental organizations. It is our belief that while the sales cycle is longer for governmental or larger organizations, once won, the potential for sales is far more significant.

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

Revenue and Cost Recognition. As of January 1, 2018, Envision adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606). The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation

Revenues are primarily derived from the direct sales of manufactured products. Revenues may also consist of maintenance fees for the maintenance of previously sold products, and revenues from sales of professional services.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for such products within a 15-45 day period after delivery.

Revenues from maintenance fees are recognized equally over the period of the maintenance term. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for the service in advance of the maintenance period.

Revenues from professional services are recognized as services are performed. Revenue values are based upon fixed fee arrangements or hourly fee-based arrangements with agreed to hourly rates of service categories in line with expertise requirements. These services are billed to a customer as such services are provided and the customer will be obligated to make payments for such services typically within a 15-45 day period.

Any deposits received from a customer prior to delivery of the purchased product or monies paid prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

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

Accounting for Derivatives. The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts, and recognizes a net gain or loss on extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended March 31, 2018.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue.   For the three months ended March 31, 2018, our revenues were $2,875,972 compared to $370,689 for the same period in 2017. For the three months ended March 31, 2018, revenues were primarily derived from the delivery of forty-two EV ARC™ units during the period including thirty units delivered to the City of New York related to our city-wide contract, and additionally, five units delivered to the City of Pittsburgh and three units delivered to the City of Oakland. We have received very positive feedback from these client bases and believe the contract with the City of New York will continue to lead to significant levels of future EV ARC™ orders, not only as we receive follow on orders from current agency customers, but also as we are successful in reaching the many other city agencies and educating them on the value proposition that our products offer. Further, we not only believe these other customers will issue repeat orders, but, as a group, we believe this positive feedback from this customer base confirms to the market the abilities of our products to meet the specific needs of cities and help us open the doors to the opportunities in the thousands of other city related markets throughout the United States. As of March 31, 2018, our contracted backlog was approximately $1.3 million with additional orders of approximately $1.6 million that were booked between April 1, 2018 and May 4, 2018. For the three months ended March 31, 2017, revenues were primarily derived from the delivery of five EV ARC™ units coupled with the delivery of an ARC Mobility trailer purchased by a customer.

Gross Loss.  For the three months ended March 31, 2018, we had a gross profit of $34,300 compared to a gross loss of $3,854 for the period ended March 31, 2017. Significant gross losses were recognized, primarily in the prior period, related to the 2018 deliveries of the New York EV ARC’s, but every other unit delivered in the quarter ended March 31, 2018 had associated gross profits. All of our product sales have associated revenues that are greater than the direct labor and material costs associated with such builds. Management believes that the Company’s expected growth in production will continue during the year thus reducing the actual per unit allocations of indirect annual manufacturing costs such as rents and indirect labor, and with such increased production, we will continue to see consistent resulting gross profits on future product deliveries. In 2017, the majority of the EV ARC ™ units also had modest direct cost positive margin associated with the sales, but with the expected and actual 2017 production volumes, the direct margins were offset by the other indirect allocated cost elements resulting in gross losses. Additionally, in the 2017 period, we recorded a loss on a specific individual unit that required additional expense to ensure the unit met our current quality standards and provided a customer incentive as the unit was originally built in a prior year for a different customer that upgraded its purchase to an enhanced model after the unit had been manufactured. Warranty costs remain de minimis, totaling approximately $1,000 for the three months ended March 31, 2018 as compared to $3,000 for the three months ended March 31, 2017. Such warranty costs were primarily travel related expenses to travel to deployed units.

Operating Expenses.  Total operating expenses were $609,169, for the three months ended March 31, 2018 compared to $668,989 for the same period in 2017. Administrative labor costs decreased in 2018 by approximately $60,000 primarily due to a non-recurring bonus received by our chief executive officer in 2017 that did not occur in 2018 coupled with the departure of a specific specialized individual who was not replaced. Stock option expense decreased by approximately $35,000 due to prior issued stock options. Administrative rent decreased by approximately $25,000 in the 2018 period due to an increase in the 2017 period that related to prior months utility costs owed to our landlord. Increases in director fees of $112,500 in 2018 were offset by the decrease of $50,000 in investor relations consulting fees as a service provider contract was not renewed for 2018. Marketing costs increased by approximately $27,000 in 2018 as the Company attended more trade shows and other marketing events and spent more on various marketing collateral associated with increased outreach. All other costs remained generally consistent between the periods.

Interest Expense. Interest expense was $437,546 for the three months ended March 31, 2018 compared to $53,981 for the same period in 2017. This increase in 2018 primarily related to $379,000 of amortized value associated with common stock purchase warrants provided to our lender at the onset of the financings of the current debt facilities entered into in September 2017.

Change in Fair Value of Embedded Conversion Option Liability. There was no change in fair value of the embedded conversion option liability in the three months ended March 31, 2018 as the debt associated with this liability was converted into equity in 2017 and thus had been previously eliminated.

Net Loss.  We had a net loss of $1,011,607 for the three months ended March 31, 2018 compared to net loss of $619,573 for the same period in 2017. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resource

At March 31, 2018, we had cash of $254,225. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash provided by operations of $466,138 for the three months ended March 31, 2018, compared to cash provided by operations of $18,457 for the same period in 2017. The principal elements of cash flow for the three months ended March 31, 2018 include the net loss of the Company offset by depreciation and amortization of $18,071 and $140,625 of common stock share value issued for director services. Further, cash from operations for the period included of a net increase in accounts receivable of $867,823 directly related to the increase in revenue in the period; a use of cash of $176,887 related to the increase in prepaid expenses primarily for the funding of annual business insurance policies; a generation of cash of $1,816,855 related to the distribution of inventory associated with increased revenue; a generation of cash associated with reduction of deposits which was used to offset a monthly rent payment per the terms of our lease, a generation of cash of $106,109 related to the increase in accounts payable mainly due to the timing of purchases and a generation of cash amounting to $34,823 related to the increase in sales tax payable associated with certain sales made at the end of the period for which such sales tax had not been due to be submitted to the state.

Cash used in investing activities was $27,222 and $4,181 for the three months ended March 31, 2018 and 2017, respectively. In 2018, all of the monies were used to fund patent related costs.

Cash used in our financing activities was $588,166 for the three months ended March 31, 2018 compared to cash received of $22,324 for the same period in 2017. In 2018 the cash used was primarily cash used to pay back our convertible line of credit offset by $290,000 invested into the Company through private placements of our common stock.

As of March 31, 2018, current liabilities exceeded current assets by $1,123,045. In 2018, current assets decreased by approximately $916,000 resulting primarily from the increase in accounts receivable associated with the increased amount of revenues in the period offset by a decrease of $1,781,075 in inventory related to this same revenue increase in the period. In 2018, current liabilities decreased by approximately $580,000 primarily as a result of the paydown of the convertible line of credit.

While the Company has been attempting to grow market awareness and focusing on the generation of sales to get our product out into the marketplace, the Company has not generally earned a gross profit on its sales of products and services. It has been pricing its products and services in an attempt to forge durable long-term customer relationships, to gain market share, and to establish its brand. Management believes that with increased production volumes that we believe are forthcoming in the current year, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for consistent gross profits on the EV ARC ™ product as we move forward. The Company will continue to rely on capital infusions from the private or public placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements leading to cost reductions, increased public awareness of the Company and its products, and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment and operating objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and long and short-term debt financing to attempt to overcome its working capital deficiencies. The Company is currently seeking financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

As reflected in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2018, the Company had a net loss of $1,011,607. Additionally, at March 31, 2018, the Company had a working capital deficit of $1,123,045, an accumulated deficit of $39,288,486 and a stockholders’ deficit of $725,482. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company has incurred significant losses from operations, and such losses are expected to continue. In addition, the Company has limited working capital. In the upcoming months, management's plans include seeking additional operating and working capital through a combination of financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek sales contracts for new projects and product sales that should provide additional revenues and, in the future, gross profits. Additionally, Envision intends to renegotiate the debt instruments that are currently due or become due later in 2018.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will look to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  Although not a comprehensive listing, as of December 31, 2017, we had identified the following material weaknesses which still exist as of March 31, 2018 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued 937,500 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 and a total value of $140,625 for director services to three of the Company’s directors. The shares are fully vested.

During the three months ended March 31, 2018, pursuant to a private placement made pursuant to Rule 506(b) of Regulation D of the Securities Act, the Company issued a total of 1,933,333 shares of common stock to four investors for cash with a per share price of $0.15 and total capital of $290,000.

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

Dated: May 14, 2018	Envision Solar International, Inc.

	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman (Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay S. Potter	Dated: May 14, 2018
Jay S. Potter, Director

By:	/s/ Anthony Posawatz	Dated: May 14, 2018
Anthony Posawatz, Director

By:	/s/ Peter Davidson	Dated: May 14, 2018
Peter Davison, Director

