Form 10-Q
period 2018-06-30
Envision Solar International, Inc.
filed 2018-08-14
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of August 10, 2018 was 145,018,995.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash	$128,675	$403,475
Accounts Receivable, net	689,359	5,946
Prepaid and Other Current Assets	77,403	55,674
Inventory, net	891,990	2,319,500
Total Current Assets	1,787,427	2,784,595

Property and Equipment, net	179,234	226,112

Other Assets
Patents, net	119,645	75,279
Deposits	106,998	156,588
Deferred Equity Offering Costs	40,416	–
Total Other Assets	267,059	231,867

Total Assets	$2,233,720	$3,242,574

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$972,662	$486,690
Accrued Expenses	477,687	451,924
Sales Tax Payable	53,241	46
Deferred Revenue	70,724	77,514
Convertible Line of Credit - net of discount amounting to $0 and $226,768 at June 30, 2018 and December 31, 2017, respectively	339,233	923,232
Convertible Note Payable - Related Party	160,000	135,000
Convertible Notes Payable - Current Portion - net of discount amounting to $84,916 and $175,668 at June 30, 2018 and December 31, 2017, respectively	1,471,700	1,486,948
Auto Loan - Current Portion	7,602	9,862
Total Current Liabilities	3,552,849	3,571,216

Convertible Notes Payable - Long Term Portion	100,000	–
Auto Loan - Long Term Portion	17,196	20,620
Total Long Term Liabilities	117,196	20,620

Total Liabilities	3,670,045	3,591,836

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares outstanding at June 30, 2018 and December 31, 2017, respectively	–	–
Common Stock, $0.001 par value, 490,000,000 shares authorized, 144,893,995 and 141,835,662 shares issued or issuable and outstanding at June 30, 2018 and December 31, 2017, respectively	144,894	141,836
Additional Paid-in-Capital	38,481,538	37,785,781
Accumulated Deficit	(40,062,757)	(38,276,879)

Total Stockholders' Deficit	(1,436,325)	(349,262)

Total Liabilities and Stockholders' Deficit	$2,233,720	$3,242,574

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$844,495	$507,730	$3,720,467	$878,419

Cost of Revenues	825,761	520,836	3,667,433	895,379

Gross Profit (Loss)	18,734	(13,106)	53,034	(16,960)

Operating Expenses (including stock based expense of $177,434 and $191,146 for the six months ended June 30, 2018 and 2017, respectively)	573,151	545,292	1,182,320	1,214,281

Loss From Operations	(554,417)	(558,398)	(1,129,286)	(1,231,241)

Other Income (Expense)
Other Income	614	136	1,422	306
Gain on Debt Settlement, net	–	2,355	–	2,355
Interest Expense	(220,468)	(47,625)	(658,014)	(101,606)
Gain on Debt Extinguishment	–	–	–	107,081
Total Other (Expense) Income	(219,854)	(45,134)	(656,592)	8,136

Loss Before Income Tax	(774,271)	(603,532)	(1,785,878)	(1,223,105)

Income Tax Expense	–	800	–	800

Net Loss	$(774,271)	$(604,332)	$(1,785,878)	$(1,223,905)

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding- Basic and Diluted	144,706,495	125,647,287	144,101,477	124,039,447

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,785,878)	$(1,223,905)
Adjustments to Reconcile Net loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	36,355	34,781
Common Stock issued for services	168,750	85,500
Common stock issued for loan guaranty	–	26,755
Gain on debt settlement	–	(2,355)
Compensation expense related to grant of stock options	8,684	78,891
Gain on debt extinguishment	–	(107,081)
Amortization of debt issue costs	–	800
Amortization of debt discount	560,900	805
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(683,413)	730,749
Prepaid expenses and other current assets	(52,001)	6,932
Inventory, net	1,468,797	(389,936)
Deposits	49,590	(1,810)
Increase (decrease) in:
Accounts payable	485,973	96,190
Accrued expenses	25,763	172,232
Convertible note payable issued in lieu of salary - related party	25,000	60,000
Sales tax payable	53,195	(36,134)
Deferred revenue	(6,790)	14,844

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	354,925	(452,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(3,220)
Funding of patent costs	(44,858)	(1,837)

NET CASH USED IN INVESTING ACTIVITIES	(44,858)	(5,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	290,000	245,000
Payments of offering costs related to sale of common stock	(12,000)	(3,600)
Borrowings (Repayments) on line of credit, net	(810,767)	500,000
Payments of loan offering costs	–	(9,655)
Payments of deferred equity offering costs	(40,416)	–
Repayments on notes payable	(6,000)	(6,000)
Repayments of auto loan	(5,684)	(4,608)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(584,867)	721,137

NET (DECREASE) INCREASE IN CASH	(274,800)	263,338

CASH AT BEGINNING OF PERIOD	403,475	8,568

CASH AT END OF PERIOD	$128,675	$271,906

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$98,561	$30,444
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$30,272	$21,168
Depreciation capitalized into inventory	$11,015	$10,989
Prepaid insurance financed by third party	$–	$16,335
Shares issued for debt conversion	$–	$704,709
Recording of debt discount	$243,380	$–

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2018 and 2017, and our financial position as of June 30, 2018, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

June 30, 2018

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2018. As of June 30, 2018, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of June 30, 2018, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	48%
Customer B	22%
Customer C	21%

As of December 31, 2017, there was a single customer that represented 94% of the Company’s net accounts receivable balance.

Concentration of Revenues

For the six months ended June 30, 2018, customers that each represented more than 10% of our net revenues were as follows:

Customer A	53%
Customer B	11%
Customer C	11%

For the six months ended June 30, 2017, customers that each represented more than 10% of our net revenues were as follows:

Customer A	30%
Customer D	20%
Customer E	15%
Customer F	10%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2018 and December 31, 2017 respectively.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and short term loans, are carried at historical cost basis. At June 30, 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives, and debt discounts, and recognizes a net gain or loss on extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Revenue Recognition

As of January 1, 2018, Envision adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

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

June 30, 2018

(Unaudited)

Any deposits received from a customer prior to delivery of the purchased product or monies paid prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2018, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Cost of Revenues

The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs as costs of revenues. The Company further includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.

Patents

The company believes it is in a position to achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued at which point amortization begins. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $492 and $280 in the six-month periods ended June 30, 2018 and 2017, respectively.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Convertible notes payable that are convertible into 12,274,762 common shares, options to purchase 15,174,175 common shares and warrants to purchase 5,817,950 common shares were outstanding at June 30, 2018. These shares were not included in the computation of diluted loss per share for the three or six months ended June 30, 2018 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2018 and 2017, the Company only operated in one segment; therefore, segment information has not been presented.

Reclassifications

Certain reclassifications have been made on prior period balances to conform to the current year presentation. At June 30, 2018, $25,656, net of $30,960 of discount, and $62,616 at December 31, 2017, was reclassified from Convertible Notes Payable – Related Parties to Convertible Notes Payable as the lender is no longer a related party. This reclassification had no impact on net loss, shareholders’ equity or cash flows as previously reported.

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

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2018, the Company had a net loss of $1,785,878. Additionally, at June 30, 2018, the Company had a working capital deficit of $1,765,422, an accumulated deficit of $40,062,757 and a stockholders’ deficit of $1,436,325. It is Management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional operating and working capital through a combination of public, private and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out sales contracts for new product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that become due later in 2018.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

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

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists approximately of the following:

	June 30,	December 31,
	2018	2017
Finished Goods	$–	$1,716,141
Work in Process	559,013	311,481
Raw Materials	341,578	300,479
Inventory Allowance	(8,601)	(8,601)
Total Inventory	$891,990	$2,319,500

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30, 2018	December 31, 2017
Accrued vacation	$151,843	$152,051
Accrued interest	174,506	175,953
Accrued rent	75,501	77,164
Accrued loss contingency	–	44,423
Other accrued expense	75,837	2,333
Total accrued expenses	$477,687	$451,924

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The Company received funds for a third Draw Down on February 20, 2018 in the amount of $290,000. As a result of this Draw Down, the Company issued 407,784 common stock purchase warrants having a fair value of $61,282 using the Black-Scholes valuation methodology, and each with a $0.1778 exercise price and three year term (See Note 11 and 13). As a result of this transaction, the Company recorded $212,420 of debt discount consisting of the relative fair value of warrants of $50,591 and a beneficial conversion feature value of $161,829 which was amortized to interest expense over the term of the Draw Down. This drawn down was paid back to the Lender during the three month period ended June 30, 2018.

During the three months ended June 30, 2018, the Company received funds on drawdowns totaling $339,233. No warrants were owed on these drawdowns.

As of June 30, 2018, the convertible line of credit had a balance amounting to $339,233 with accrued interest amounting to $2,813 which is included in accrued expenses (See Note 4).

6.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley would have deferred until such time as Mr. Wheatley and the Board of Directors agreed that payment of the deferred salary and/or cessation of the deferral was appropriate. In certain circumstances upon the Company achieving specified milestones, which are described in the Agreement, Mr. Wheatley could have demanded payment of all or any portion of the deferred amount, and the Company must comply with such demand. In August 2018 this agreement was amended to where his salary shall defer until the earliest to occur of the following: (i) a permissable event specified in Section 409A of the Code, or (ii) December 31, 2020, or (iii) an event specified below in Section 8.1(a) or 8.1(b) of this Agreement. In the case of a cessation of the deferral, the Company’s Board of Directors may unilaterally affect such a result by a resolution duly adopted by it without the agreement or participation of the Employee and with Employee recusing himself from the vote. Employee will be paid all of the deferred amount upon the occurrence of (a) if and when the Company experiences a “change of control” whereby more than 50% of the outstanding equity of the Company changes ownership in a single transaction or series of related transactions, or otherwise as defined in Section 15.6 of the Original Agreement, (b) a sale of all or substantially all of the assets of the Company, (c) a permissible event specified in Section 409A of the Code, or (d) on December 31, 2020.

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

Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of June 30, 2018, is $160,000 with accrued and unpaid interest amounting to $19,576 which is included in accrued expenses (See Notes 4 and 13).

7.	CONVERTIBLE NOTES PAYABLE

As of June 30, 2018, the following summarizes amounts owed under convertible notes payable:

	Amount	Unamortized Discount	Convertible Notes Payable, net of discount
Evey Note	$56,616	$30,960	$25,656
“Lender” Note	1,500,000	53,956	1,446,044
Convertible Notes Payable – Current Portion	$1,556,616	$84,916	$1,471,700

Pegasus Note	$100,000	$–	$100,000
Convertible Notes Payable – Long term Portion	$100,000	$–	$100,000

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

Effective June 13, 2018, the Company entered into a further amendment to extend the maturity date of this note to December 31, 2019 and waive the past requirements to pay the note with financing proceeds received by the Company. Additionally, the note holders agreed not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of our common stock or securities convertible into common stock, before December 31, 2019. There were no additional fees or discounts associated with this amendment. This modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The market price of the Company’s stock was below the conversion price at the time of the modification, therefore no beneficial conversion feature needed to be recorded.

As of June 30, 2018, the note had a balance of $100,000 with accrued and unpaid interest amounting to $85,151 which is included in accrued expenses (See Note 4).

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

Effective June 27, 2018, the Company entered into a further extension agreement to extend the maturity date of this note to July 1, 2019. Additionally, Mr. Evey agreed not to offer for sale, issue, sell, contract to sell, or otherwise dispose of any of our common stock or securities convertible into common stock on or before December 31, 2018 and not to offer for sale, issue, sell, contract to sell, pledge, or otherwise dispose of any of our common stock issuable upon the conversion of the note, on or before July 1, 2019. There were no additional fees or discounts associated with this extension. This modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The Company recorded debt discount amounting to $30,960 for the value of the beneficial conversion feature and will amortize this to interest expense over the remaining term of the loan.

For the six month period ended June 30, 2018, in lieu of interest payments, the Company made principal payments totaling $6,000. As of June 30, 2018, this note has a balance, net of $30,960 of discount, amounting to $25,656 with accrued interest amounting to $67,272 which is included in accrued expenses (See Note 4). The note continues to bear interest at a rate of 10%.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

As of June 30, 2018, the convertible note had a balance, net of $53,956 of debt discount, amounting to $1,446,044.

8.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of June 30, 2018, the loan has a short-term portion of $7,602 and a long-term portion of $17,196.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Stock Issued in Cash Sales

During the six months ended June 30, 2018 pursuant to a private placement, the Company issued 1,933,333 shares of common stock for cash with a per share price of $0.15 per share or $290,000 and the Company incurred $12,000 of capital raising fees that were paid in cash and charged to additional paid-in-capital. Additionally, the Company issued 273,333 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There was no accounting effect for the issuance of these warrants as their fair value was charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants. (See Note 11)

Director Compensation

During the six month period ended June 30, 2018, the Company released a total of 375,000 vested shares of common stock (related to previous grants to each of these directors of 750,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $0.15, or $56,250 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The $56,250 was expensed during the six months ended June 30, 2018 (See Note 13). As of June 30, 2018, there were unreleased shares of common stock representing $168,750 of unrecognized restricted stock grant expense related to these Restricted Stock Grant Agreements.

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted a total of 750,000 shares of common stock with a per share value of $0.15 per share (based on contemporaneous cash sales prices), or $112,500, to three directors for performance of their duties.  These shares are being issued from a pool of 750,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions (See Note 13). These shares are immediately expensed.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

11.	STOCK OPTIONS AND WARRANTS

Stock Options

There were no stock options issued during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company recorded stock option based compensation of $8,684 related to prior grants. As of June 30, 2018, there is $24,845 of unrecognized stock option based compensation expense that will be recognized over the next two years.

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

In connection with a Draw Down of a convertible line of credit, as of February 20, 2018, the Company issued 407,784 common stock purchase warrants with a total value of $61,282 and each with a $0.1778 exercise price and 3 year term. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 82.55%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 3 years. (See Note 5).

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the six months ended June 30,
	2018	2017
Product Sales	$3,706,103	$874,819
Maintenance Fees	3,789	–
Professional Services	10,575	3,600
Total Revenues	$3,720,467	$878,419

At June 30, 2018 and December 31, 2017, deferred revenue amounted to $70,724 and $77,514 respectively. At June 30, 2018, the Company has received an initial deposit to plan and manufacture two Solar Tree® units in addition to deposits for multi-year maintenance plans for previously sold products. As of June 30, 2018, deferred revenue associated with product deposits are $26,304 and the delivery of such products are expected within the following six months, while deferred maintenance fees amounted to $44,420 and pertain to services to be provided through the second quarter of 2022.

13.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company released a total of 1,125,000 shares of common stock with a total value of $168,750, to three directors. These payments were expensed upon release of the shares (See Note 10).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley. The balance of the note as of June 30, 2018, is $160,000 with accrued and unpaid interest amounting to $19,576 which is included in accrued expenses (See Notes 4 and 6).

14.	SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company has borrowed net funds under its Convertible Line of Credit with the Lender amounting to $203,561 (See Note 5).

On July 19, 2018, Mr. Jay S. Potter resigned as a director of Envision Solar International, and the Company accepted Mr. Potter’s resignation effective on the same date. In recognition of Mr. Potter’s long and valuable service to the Company, the Board of Directors authorized the immediate vesting and issuance to Mr. Potter of the balance of the nonperformance restricted stock award scheduled to be issued to him through December 31, 2018. As such, the Company released a total of 125,000 vested shares of common stock with a per share fair value of $0.15, or $18,750 (based on the market price at the time of the agreement).

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence or other reasons;

(h)	rapid and significant changes in markets;

(i)	inability of the Company to pay its liabilities;

(j)	litigation with or legal claims and allegations by outside parties;

(k)	low trading volume of our common stock and general lack of liquidity;

(l)	competition in the EV charging market including price competition from grid connected chargers;

(m)	insufficient revenues to cover operating costs, resulting in persistent losses; and

(n)	potential dilution of the ownership of existing shareholders in the Company due to the issuance of new securities by the Company in the future.

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

Envision’s solar powered products and proprietary technology solutions target three verticals: electric vehicle charging infrastructure, out of home advertising platforms, and energy security and disaster preparedness. The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) charging, media and branding, and energy security, that are rapidly deployable and attractively designed. Our chief differentiator is, we believe, our ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and parts, and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Envision’s products are designed to deliver multiple layers of value such as: impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through sales of digital out of home (“DOOH”) media. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses. Qualified customers can also lease our EV ARC™ products through leasing relationships we have developed. Envision’s products can qualify for various federal, state, and local financial incentives which could significantly reduce final out-of-pocket costs from our selling price for eligible customers.

Products and Technologies

We currently produce two categories of product: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. We have recently submitted third and fourth product categories, the EV-Standard™ product and the UAV ARC™ product, for patent approval. They are patent pending and in late stage product development and engineering. All four product lines incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels or light wind generator, along with battery storage. The EV ARC™ product is a permanent solution in a transportable format and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed but uses an existing streetlamp’s foundation and grid connection. The UAV ARC™ is a permanent solution in a transportable format and the marinized version will also be deployable at sea or on other bodies of water. We believe that our series of products offer multiple layers of value to our customers while leveraging the same underlying technology, fabrication techniques and infrastructure that we use for all of our products. This enables us to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products.

Our current list of products includes:

•	EV ARC™ Electric Vehicle Autonomous Renewable Charger.

•	EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger.

•	EV ARC™ Media Electric Vehicle Autonomous Renewable Charger with advertising screen and/or branding/messaging.

•	EV ARC™ Autonomous Renewable Motorcycle Charger.

•	EV ARC™ Autonomous Renewable Bicycle Charger.

•	ARC Mobility™ Transportation System.

•	The Solar Tree® DCFC product, a single column-mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles.

The EV Standard™ is currently patent pending and in the development and engineering phase of its product evolution.

The UAV ARC™, a drone recharging product, is patent pending and in the development and engineering phase of its product evolution.

All current Envision products can be upgraded with the addition of the following:

•	EnvisionTrak™ sun tracking technology (patented),

•	Data capture and management (IoT),

•	SunCharge™ solar powered EV charging,

•	ARC™ technology energy storage,

•	E-Power emergency power panels,

•	LED lighting,

•	Media and branding screens, and

•	Security cameras, WiFi, sound, and emergency call boxes.

EV ARC™ and Solar Tree® products can also be equipped to provide emergency power to users such as first responders during times of emergency or other grid failures. Because our products replenish their batteries every day, even during cloudy conditions, we believe that they are some of the most robust and reliable back-up energy sources available today. Several of our current government customers are ordering EV ARC™ units with our optional E Power panels integrated into the units. E Power is a series of secured power outlets with directed and primary energy access available to emergency responders. This is a source of increased revenue for us and, we believe, a compelling value proposition for our products.

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

EV ARC™:

EV ARC™ is a transportable, but essentially permanent EV charging infrastructure product which supports Level I, Level II and DC Fast Charging (which requires 4 to 7 interconnected units). EV ARC™ products can charge between one and six EVs simultaneously and a single unit can provide EV charging in as many as 10 parking spaces. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments. Until the introduction of the EV ARC™, the deployment of EV chargers could be hindered by complications in site acquisition caused by the challenging and invasive requirements of the installation. Typical competing EV charger installations require a pedestal which is usually mounted on a poured concrete foundation which requires excavation. Fixed chargers also typically require a trench to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements of fixed chargers can be environmentally impactful and expensive, and may slow, or prevent entirely, the deployment of large numbers of typical fixed format chargers. California’s Department of General Services has informed us that it takes an average of 18 months to go through the process of installing a utility grid-tied EV charger. New York City, currently our largest customer, experiences similar and sometimes longer delays because of the complexities of extending the electrical grid to locations where EVs need to charge. Because the EV ARC™ has its own ballast and traction pad, it does not require a foundation. Because it is entirely powered by locally generated and stored renewable energy, it does not require a grid connection. These innovations allow us to completely avoid any on-site construction or electrical work which, in turn, allows us to avoid the design, engineering and entitlement/planning processes typical of grid-tied installations. We have demonstrated that we are able to deploy EV chargers attached to our EV ARC™ product in as little as four minutes (rather than 18 months).

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

Because EV ARC™ can be deployed with an optional emergency power (E Power) panel, it can also be used as a reliable source of energy in times of disaster, emergency, or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to safely connect to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable, and a cleaner source of energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator requires, and there is less chance that it will be inoperable in times of emergency since first responders are not required to start it or fill it with fuel. We are currently selling EV ARC™ products equipped with E Power panels to New York City, Caltrans, and many other entities. In the summer of 2017 the EV ARC™ product deployed for the government of the US Virgin Islands was subjected to category five, 185 mph, winds which it survived. Our customer informed us, in writing, that while most other infrastructure had been damaged or destroyed by the storm, our EV ARC™ product not only survived, but was still in excellent condition. The EV ARC™ product is independently certified to withstand winds of 110mph by a licensed structural engineering firm. We and our customers have observed that in practice, it can withstand hurricane force winds.

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

For our EV ARC product, direct labor and material costs are lower than the selling price at the individual product level. However, when all of our overhead cost allocations such as rent, indirect labor, and other allocated costs have been spread across the low volume of units we have annually produced, we have historically recognized gross losses on sales rather than gross profits. We continually endeavor to make production improvements in both our products and our processes to reduce our manufacturing costs while maintaining the high quality for which we strive. As unit sales and production continue to increase to become sufficient to overcome overhead costs shared amongst all of our production, and we trend toward reducing our cost base through improved economies of scale, production process improvements, and component cost reductions, management believes that gross profits will be realized and consistently maintained in the future.

Solar Tree® Products:

Our patented Solar Tree® product has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, sun tracking, and architectural solar support structure with integrated energy storage, EV charging and media platforms available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can be rapidly deployed and enable EV charging in locations where it would otherwise be impossible or economically infeasible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging, can be served by our Solar Tree® products which can be optimized for direct current (“DC”) fast charging. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® DCFC can be deployed with minimal site disturbance. In November 2017, we received an order from the Fresno County Rural Transit Authority to provide Solar Tree® DCFC products which will be used to charge electric buses from BYD Company Ltd. (“BYD”). The growth in electric bus adoption is happening at a greater pace than EVs at time of writing. BYD is the biggest electric bus company in the world. We believe that the successful deployment of these Solar Tree® DCFC products for Fresno and with BYD may create significant opportunities for further deployments of electric bus charging infrastructure and DC fast charging infrastructure for EVs both in the U.S. and internationally. We further believe that success of the sort that we currently have with Caltrans may be leveraged with other departments of transportation across the United States and the rest of the world.

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

EV-Standard™ Product:

We have invented and are in the late stages of product development on, our patent pending EV-Standard product which is, in our belief, the ideal curb side charging solution. We believe this is another area in the developing charging ecosystem which provides major opportunities and challenges within the “curbside” or “on street” sector. Because so many owners of vehicles and even fleet operators (in cities like New York and San Francisco) park their vehicles on street, there is a significant need for curb side charging. In fact, the CEC has publicly stated that only one in seven Californians are able to park their car close enough to a circuit to charge at home. Their conclusion is that curb side, on street charging will be an important contributor to the successful electrification of transportation in the State. Many other jurisdictions such as New York City have made the same statements.

We believe our EV-Standard™ product is a solution to solve this problem. EV-Standard™ is a streetlamp replacement which incorporates renewable energy and on-board energy storage, and which provides a meaningful EV charging experience without significant infrastructure or construction requirements. The EV-Standard™ design includes a light-wind generator fixed atop a new streetlamp standard. Also integrated is a tracking solar panel and on-board battery storage. The EV-Standard™ product design takes power from the existing streetlamp grid connection and uses it to charge the on-board batteries. The streetlamp’s circuit is available 24 hours per day but is only in use during the hours of darkness. As a result, EV-Standard™ is able to use the full capacity of the grid connection to charge its batteries during the day time. A further advantage of the EV-Standard is that it is delivered with a low energy, high lumens, LED light fixture which reduces the energy required for street lighting during the hours of darkness. This makes the street light more efficient and, crucially, the EV-Standard™ can use the unused capacity of night-time operations to further charge its on-board batteries. The additional renewable energy generated by both the tracking solar array and the light-wind generator supplies more energy to EV-Standards’ batteries. The energy from the batteries is then delivered to a Level II EV charger which is mounted to the EV-Standard™ products’ column. The combination of the three sources of capacity, when delivered at once through our on-board batteries, allows us to deliver a much more powerful and therefore more meaningful EV charging experience than would be available simply through connecting to the existing street lamps’ utility grid connection as some of our competitors currently offer.

We believe that the improved EV charging experience offered by the EV-Standard™ design will be a differentiator for our company in a potentially large market. We currently provide work-place charging to the State of California through our EV ARC™ product. We believe that EV-Standard will become an excellent choice for California, New York and many other jurisdictions across the U.S., and the world, as a viable and reliable on-street EV charging solution. Accordingly, we believe that EV-Standard™ represents an important opportunity for future growth. Like the EV ARC™ and Solar Tree® products, the EV-Standard™ will not rely upon a grid connection and as such will be able to continue to charge EVs during black-outs or other grid interruptions.

The UAV ARC™ Product:

We filed a patent application for our new UAV ARC™ product which is currently in the advanced stage of product development. The UAV ARC™ is a rapidly deployable, highly scalable, range extending drone recharging network. It does not require any fueling or grid connection because it generates and stores all of its own energy from renewable sources. UAV ARC™ is self-ballasted and leveling and does not require any planning or construction for its installation. UAV ARC™ has a hardened exterior and countermeasures designed to protect it from vandalism, theft or other nefarious activities. Each UAV ARC™ forms part of a broader network which fuels drones and gathers and shares information about their health and flight plans as part of the Internet of Things (“IoT”). UAV ARC™ units can be deployed on flat roofs in cities or on any terrain in remote locations. The maritime version can be deployed at sea to extend UAV missions in a maritime environment. The planned networks of UAV ARC™ units will be designed to be open to any operator of unmanned aerial vehicles as part of a subscription or individual usage plan.

Operations

We are headquartered in San Diego, California in a leased 50,000 square foot building professionally equipped to handle the significant growth possibilities we believe are in front of us. The building houses our corporate operations, sales, design, engineering and product manufacturing.

The EV ARC™ and Solar Tree® structures are currently fabricated in this facility. We intend to fabricate EV-Standard™ and UAV ARC™ in the same facility. We have reduced certain direct costs associated with individual products as a result of insourcing fabrication. We believe we have been better able to control quality as a result of our own in-house manufacturing processes as opposed to outsourcing this activity as we did in the past. We have made improvements to existing products and are able to introduce new products in a much more timely and efficient manner. Management believes that the product development process is significantly faster and less expensive when carried out by an in-house fabrication facility. We sell our Solar Tree® products as an engineered kit of parts to be installed by third parties employed by the buyer of the Solar Tree® kit. We will continue to deliver our EV ARC™ product, using the specialized and proprietary ARC Mobility™ trailer, within an approximate 1,500-mile range of our fabrication facility, and use third party transportation solutions and Transformer ARC™ for greater distances.

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

Sales and Marketing

Envision Solar uses research to identify potential customers utilizing the following list of titles: Fleet Managers, Facilities Mangers, Parking Managers, Public Works, Equipment Managers, City Planners, Acquisitions, Transportation Managers, Sustainability Managers, Environmental Services, Energy Managers, Engineering and Energy Consultants. This is straight forward in the government space, however, reaching persons responsible for adopting and implementing EV charging infrastructure in the enterprise space can be challenging and resource intensive. The marketing and sales team endeavors to reach customers early when they have the initial need and before they choose a more difficult and costly method of installing EV charging infrastructure.

Management of Envision’s product portfolio will remain in a direct sales and marketing channel, pairing customers with sales specialists to ensure their needs are met with the right equipment. Envision Solar has employed a General Services Administration (“GSA”) consultant (FedShed) to assist Envision in the procurement of a GSA title 52 schedule. In this case federal and some state agencies will be able to select products from the GSA catalog. Federal sales and marketing campaigns will continue direct distribution or organizations will have the option to order indirectly through the catalog. This Federal selling process will be similar to those we already have in place with the State of California and the City of New York.

Envision Solar uses a layered approach to marketing in support of direct sales, involving a combination of regional and industry focused campaigns, nurturing campaigns, tradeshows, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, Twitter and LinkedIn). We are rebranding and updating our website which will serve as a foundation to connect with our customers, influencers, investors and enthusiasts. Envision Solar is, we believe, an industry leader in the EV charging infrastructure space and the website will be used to highlight that with webinars and industry news to automate the education of our markets helping them confidently make an informed decision about the purchase of our products. Presentation and execution will continue to remain a priority and we will keep sales and marketing materials updated to ensure messaging is on point and consistent with our product offering, customer’s needs and industry standards.

Envision solar products can have a long sales cycle. This is a sophisticated sale and often a large capital expense for our customers. Sales often hinge on bureaucratic processes and funding approval. Political mandates do not always equal availability of resources to execute policy into action. We will continue to strive to increase conversion rates by providing a “boutique like” sales experience. The sales team uses Salesforce to track and maintain contact with customers and Salesloft to increase the efficiency of campaigns and measure effectiveness. Data metrics and a rigorous evaluation of budgets will be used to maximize the impact of resources. Our sales team personnel are experts on our products and make sure our products are selected and designed to exceed our customer's needs.

Historically, we concentrated a sizeable portion of our resources on product development and engineering. We now have a reproducible suite of products which address the three market verticals in which we operate (EV charging infrastructure; out of home advertising infrastructure; and energy security). As a result, we have increased our focus on sales and marketing and intend to continue to grow this focus in 2018. In 2016, we hired employees to form a sales team to sell our products directly through telephone and emailing campaigns. Our sales team has created a significant pipeline of prospective customers and has already converted such efforts into contracted sales. Our current sales activities are undertaken in the following manner: direct sales efforts undertaken by our “in-house” sales team, direct sales efforts undertaken by other independent contractors, direct sales efforts as a result of management relationships, and follow-on sales to existing customers.

Our marketing efforts are responsible for the generation of many of our sales leads and have consisted of the following: attendance at trade shows and conferences, often with live demonstrations of EV ARC™, deliveries of a demonstration EV ARC™ unit to potential customer sites so the customer can directly experience the benefits of the product, web site and limited search engine optimization, direct electronic mailings to prospects within our target markets, social media outreach on Facebook, Instagram, Twitter, and LinkedIn, video postings on YouTube and Vimeo, distribution of printed materials promoting our products, industry speaking engagements and subject matter expertise panel participation across the United States, and media interviews in print, radio and television. Currently we are targeting Corporations, outdoor advertising companies, automotive related companies, municipalities, state and federal government entities, utilities and commercial real estate.

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

We continue to explore the use of sales channels to communicate the value of and sell our products. Examples of the types of channels we seek are: upstream vendors such as solar module manufacturers, inverter manufacturers, EVSE manufactures, EV charging service providers, Outdoor advertising companies, General contractors, Architects, and Engineers and consultants.

During 2016, we added multiple members to be a part of our national sales team, including a new director of sales and business development who is a former Navy Seal Intelligence Officer, as well as developed national sales strategies. We continue to pursue and make progress on promising sales opportunities. Leveraging our contracts with the State of California and the City of New York, we continue to garner sales and add new government customers. We have received follow on orders from New York City, Caltrans and others and added new California ordering departments. We believe we are close to securing orders from other agencies. We continue to have discussions with other governmental and private sector organizations which management believes will result in near term future orders. Additionally, we have been delivering our EV ARC™ on our ARC Mobility™ trailer to a variety of locations during a “Guerilla” marketing road show. The EV ARC™ is being delivered to corporate campuses in major California metropolitan areas such as San Diego, Los Angeles, San Francisco and Silicon Valley. We pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the human resource and marketing departments of the host companies. It is hoped that the host companies and their employees will see the ease of deployment and the value of highly visible solar powered EV charging, and as a result, buy our products. We believe that this has been a good way to raise awareness about the unique values that our products deliver.

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

Revenue and Cost Recognition. As of January 1, 2018, Envision adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

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

Cost of Revenues: The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs as costs of revenues. The Company further includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended June 30, 2018.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue.   For the three months ended June 30, 2018, our revenues were $844,495 compared to $507,730 for the three months ended June 30, 2017, a 66% increase. For the three months ended June 30, 2018, revenues were primarily derived from the delivery of thirteen EV ARC™ units. For the three months ended June 30, 2017, revenues were primarily derived from the delivery of seven EV ARC™ units coupled with the customer requested modification and upgrade of two additional units that had been previously deployed. As of June 30, 2018, our contracted backlog was approximately $2.7 million.

Gross Profit (Loss).  For the three months ended June 30, 2018, we had a gross profit of $18,734 compared to a gross loss of $13,106 for the period ended June 30, 2017, a 243% increase. Every unit sold during the period ended June 30, 2018 had a direct positive gross margin associated with the sale and inclusive of standard overhead allocations. Management believes, as long as we can continue to increase our sales and production volumes, that such margins will continue to improve over the remainder of the year and beyond. In 2017, multiple EV ARC ™ units had a direct cost positive margin associated with the sale but were offset by gross losses on other EVARC™ unit sales. In both of these periods, margins were offset by certain other expenses such as delivery equipment depreciation expense and warranty costs. Warranty costs remain di minimis at a few hundred dollars.

Operating Expenses.  Total operating expenses were $573,151 for the three months ended June 30, 2018 compared to $545,292 for the same period in 2017, a 5.1 % increase. Administrative labor costs increased in 2018 by approximately $65,000 primarily due to the timing of payroll but also with modest payroll increases year to year. Sales expenses increased by $26,000 during 2018 primarily as a result of direct sales expenses and commissions on our increased sales base. Stock option expense decreased by approximately $35,000 due to prior issued stock options. Consulting fees decreased by $46,153 for the three months ended June 30, 2018 compared to the three-month period ended June 30, 2017 as a result of decreased financial consulting provided to the Company offset by a small increase in accounting fees recorded in the period. Marketing expenses increased approximately $11,000 in 2018 as the Company attended more trade shows and other marketing events and spent more on various marketing collateral associated with increased outreach. All other costs remained generally consistent between the periods.

Interest Expense. Interest expense was $220,468 for the three months ended June 30, 2018 compared to $47,625 for the same period in 2017, a 363% increase. This increase in 2018 primarily related to $182,000 of amortized value associated with common stock purchase warrants provided to our lender at the onset of the financings of the current debt facilities entered into in September 2017.

Net Loss.  We had a net loss of $774,271 for the three months ended June 30, 2018 compared to net loss of $604,332 for the same period in 2017, an increase of 28%. Significant elements deriving these losses have been discussed above.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue.   For the six months ended June 30, 2018, our revenues were $3,720,467 compared to $878,419 for the same period in 2017, an increase of 324%. During the six months ended June 30, 2018, we delivered fifty-five EV ARC™ units compared to the delivery of twelve EVARC™ units and an ARC Mobility Trailer.

Gross Profit.  For the six months ended June 30, 2018, we had a gross profit of $53,034 compared to a gross loss of $16,960 for the same period in 2017, a 413% increase. Significant gross losses were recognized, primarily in December 2017, related to the 2018 deliveries of 30 EVARCs™ to the city of New York, but every other unit delivered in the six months ended June 30, 2018 had a direct positive gross margin associated with the sale and inclusive of standard overhead allocations. Management believes, as long as we can continue to increase our sales and production volumes, that such margins will continue to improve over the remainder of the year and beyond. In 2017, the majority of the EV ARC ™ units had a modest direct cost positive margin associated with the sale, but these margins were offset by certain other expenses such as delivery equipment depreciation expense and warranty costs. Additionally, we recorded a loss on a specific individual unit that required additional expense to ensure the unit met our current quality standards and provided a customer incentive as the unit was originally built in a prior year for a different customer that upgraded its purchase to an enhanced model after the unit had been manufactured.

Operating Expenses.  Total operating expenses were $1,182,320 for the six months ended June 30, 2018 compared to $1,214,281 for the six months ended June 30, 2017, a 3% decrease. Sales costs increased in 2018 by approximately $33,000 directly related to increased sales costs and commissions related to increased sales in 2018. Stock option expense decreased by approximately $70,000 in 2018 while marketing expenses increased by approximately $38,000 as the Company attended more trade shows and other marketing events and spent more on various marketing collateral associated with increased outreach. Utilities expenses decreased by approximately $27,000 primarily related to a back-charge received from our landlord in 2017 for prior year’s utilities costs. Other expenses remained relatively consistent between the years.

Interest Expense. Interest expense was $658,014 for the six months ended June 30, 2018 compared to $101,606 for the same period in 2017, a 548% increase. Total debt between the periods remained consistent as did the coupon interest for these debts. This increase in 2018 primarily related to $560,900 of amortized value associated with common stock purchase warrants provided to our lender at the onset of the financings of the current debt facilities entered into in September 2017.

Gain on Debt Extinguishment. We recorded a gain of $107,081 during the six months ended June 30, 2017. There was no gain in the six months ended June 30, 2018 as the debt associated with this liability was converted into equity in 2017 and thus had been previously eliminated.

Net Loss.  We had a net loss of $1,785,878 for the six months ended June 30, 2018 compared to net loss of $1,223,905 for the same period in 2017. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resource

At June 30, 2018, we had cash of $128,675. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash provided by operations of $354,925 for the six months ended June 30, 2018, compared to cash used in operations of $452,742 for the same period in 2017, a 178% improvement. The primary driver of this improvement was related to the decrease in inventory value amounting to $1,468,797 related to 30 EVARC units that were built in 2017, but not delivered until January 2018. Other principal elements of cash flow for the six months ended June 30, 2018 include the net loss of the Company offset by depreciation and amortization of $36,355, $168,750 of common stock share value issued for director services, and $560,900 of the amortization of debt discount to interest expense associated with common stock purchase warrants provided to our lender at the onset of the financings of the current debt facilities entered into in September 2017. Further, cash from operations for the period included of a net increase in accounts receivable of $683,413 directly related to the increase in revenue in the period; a use of cash of $52,001 related to the increase in prepaid expenses primarily for the funding of annual business insurance policies; a generation of cash associated with reduction of deposits which was used to offset a monthly rent payment per the terms of our lease, a generation of cash of $485,973 related to the increase in accounts payable mainly due to the timing of purchases, and a generation of cash amounting to $53,195 related to the increase in sales tax payable associated with certain sales made during the period for which such sales tax had not been due to be submitted to the state.

Cash used in investing activities was $44,858 and $5,057 for the six months ended June 30, 2018 and 2017, respectively, an 787% increase. In 2018, all of the monies were used to fund patent related costs.

Cash used in our financing activities was $584,867 for the six months ended June 30, 2018 compared to cash received of $721,137 for the same period in 2017, a 181% decrease.  In 2018 the cash used was primarily cash used to pay back our convertible line of credit offset by $290,000 invested into the Company through private placements of our common stock.

As of June 30, 2018, current liabilities exceeded current assets by $1,765,422. In 2018, current assets decreased by approximately $997,000 resulting primarily from the increase in accounts receivable associated with the increased amount of revenues in the period offset by a decrease of $1,427,510 in inventory related to this same revenue increase in the period. In 2018, current liabilities decreased by approximately $18,000 primarily as a result of the paydown of the convertible line of credit offset by increases in accounts payable balances and other accrued expenses.

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

Capitalization

On July 2, 2018, we filed with the Securities and Exchange Commission a Registration Statement on Form S-1 to raise equity capital through the offer and sale of units consisting of shares of our common stock and warrants to purchase additional shares of common stock. The Company is also applying to list its common stock for trading on the NASDAQ Capital Market upon the closing of the offering, if it closes. The public offering is expected to be made through a firm underwriting conducted by Maxim Capital Group, Inc., a registered member of the Financial Industry Regulatory Authority (“FINRA”). The amount of the offering has not yet been finalized. See our filing at www.sec.gov for a copy of the registration statement.

Going Concern Qualification

As reflected in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2018, the Company had a net loss of $1,785,878. Additionally, at June 30, 2018, the Company had a working capital deficit of $1,765,422, an accumulated deficit of $40,062,757 and a stockholders’ deficit of $1,436,325. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, management's plans include seeking additional operating and working capital through a combination of financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek sales contracts for new projects and product sales that should provide additional revenues and, gross profits. Additionally, Envision intends to renegotiate the debt instruments that become due later in 2018.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will look to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  Although not a comprehensive listing, as of December 31, 2017, we had identified the following material weaknesses which still exist as of June 30, 2018 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, the Company issued 187,500 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 and a total value of $28,125 for director services to three of the Company’s directors. The shares are fully vested. The issuance derived from the partial scheduled vesting of previously granted restricted stock awards to our independent directors for their service to the Company.

Subsequent to June 30, and effective July 19, 2018, Mr. Jay S. Potter resigned as a director of Envision Solar International, and the Company accepted Mr. Potter’s resignation effective on the same date. In recognition of Mr. Potter’s long and valuable service to the Company, the Board of Directors authorized the immediate vesting and issuance to Mr. Potter of the balance of the nonperformance restricted stock award scheduled to be issued to him through December 31, 2018. As such, the Company issued 125,000 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 and a total value of $18,750 for director services to Mr. Potter. The shares are fully vested.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (5)
4.1	Form of Warrant (11)
10.1	2011 Stock Option Plan of Envision Solar International, Inc., dated as of August 10, 2011 (3)
10.3	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith, and Pegasus Enterprises, LP (1)
10.4	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey (1)
10.5	Consulting Agreement with GreenCore Capital LLC, dated March 28, 2014 (4)
10.6	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015 (6)
10.7	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015 (6)
10.8	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015 (6)
10.9	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015 (6)
10.10	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015 (6)
10.11	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (7)
10.12	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (8)
10.13	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016 (9)

10.14	Amendment to Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.15	Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.16	Amendment to Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.17	Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.18	Amendment to Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.19	Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.20	Revolving Convertible Promissory Note, dated September 18, 2017 (11)
10.21	Convertible Secured Promissory Note, dated September 18, 2017 (11)
10.22	Security Agreement -Purchase Order Financing, dated September 18, 2017 (11)
10.23	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017 (11)
10.24	Amendment to the Subordinated Convertible Promissory Note, dated June 13, 2018, issued to Mark Mandell, William Griffith, and Pegasus Enterprises, LP (12)
10.25	Amendment to Convertible Promissory Note payable to John Evey, dated June 27, 2018 (13)
10.26	Resignation of Jay Potter as a director and acceleration of compensation for director services (14)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission, dated August 15, 2011.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, dated March 31, 2014.
(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated July 16, 2014.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated November 5, 2015.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 26, 2016.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 14, 2016.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated October 20, 2016.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 6, 2017.
(11)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 18, 2017.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated June 18, 2018.
(13)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2018.
(14)	Incorporated by reference to the Form 8-K fled with the Securities and Exchange Commission, dated July 25, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2018	Envision Solar International, Inc.

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

By: /s/ Anthony Posawatz	Dated: August 14, 2018
Anthony Posawatz, Director

By: /s/ Peter Davidson	Dated: August 14, 2018
Peter Davidson, Director

