Form 10-Q
period 2018-09-30
Envision Solar International, Inc.
filed 2018-11-14
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2018

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of November 10, 2018 was 145,143,995.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets
Cash	$254,940	$403,475
Accounts Receivable, net	793,692	5,946
Prepaid and Other Current Assets	340,688	55,674
Inventory, net	756,467	2,319,500
Total Current Assets	2,145,787	2,784,595

Property and Equipment, net	124,622	226,112

Other Assets
Patents, net	130,488	75,279
Deposits	105,541	156,588
Deferred Equity Offering Costs	113,197	–
Total Other Assets	349,226	231,867

Total Assets	$2,619,635	$3,242,574

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$746,628	$486,690
Accrued Expenses	483,804	451,924
Sales Tax Payable	46,625	46
Deferred Revenue	220,602	77,514
Convertible Line of Credit - net of discount amounting to $0 and $226,768 at September 30, 2018 and December 31, 2017, respectively	523,780	923,232
Convertible Note Payable - Related Party	172,500	135,000
Convertible Notes Payable - Current Portion - net of discount amounting to $23,220 and $175,668 at September 30, 2018 and December 31, 2017, respectively	1,530,396	1,486,948
Note Payable - net of discount amounting to $128,979 as of September 30, 2018	658,521	–
Auto Loan - Current Portion	10,366	9,862
Total Current Liabilities	4,393,222	3,571,216

Convertible Notes Payable - Long Term Portion	100,000	–
Auto Loan - Long Term Portion	11,931	20,620
Total Long Term Liabilities	111,931	20,620

Total Liabilities	4,505,153	3,591,836

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares outstanding at September 30, 2018 and December 31, 2017, respectively	–	–
Common Stock, $0.001 par value, 490,000,000 shares authorized, 145,143,995 and 141,835,662 shares issued or issuable and outstanding at September 30, 2018 and December 31, 2017, respectively	145,144	141,836
Additional Paid-in-Capital	38,638,651	37,785,781
Accumulated Deficit	(40,669,313)	(38,276,879)

Total Stockholders' Deficit	(1,885,518)	(349,262)

Total Liabilities and Stockholders' Deficit	$2,619,635	$3,242,574

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$938,218	$225,524	$4,658,685	$1,103,943

Cost of Revenues	894,068	234,832	4,561,501	1,130,211

Gross Profit (Loss)	44,150	(9,308)	97,184	(26,268)

Operating Expenses (including stock based expense of $219,277 and $289,801 for the nine months ended September 30, 2018 and 2017, respectively)	519,468	489,540	1,701,788	1,703,821

Loss From Operations	(475,318)	(498,848)	(1,604,604)	(1,730,089)

Other Income (Expense)
Interest Income	818	245	2,240	551
Gain on sale of Fixed Assets	16,260	–	16,260	–
Gain on Debt Settlement, net	–	(2,183)	–	172
Interest Expense	(148,316)	(65,413)	(806,330)	(167,019)
Gain on Debt Extinguishment	–	–	–	107,081
Total Other (Expense) Income	(131,238)	(67,351)	(787,830)	(59,215)

Loss Before Income Tax	(606,556)	(566,199)	(2,392,434)	(1,789,304)

Income Tax Expense	–	–	–	800

Net Loss	$(606,556)	$(566,199)	$(2,392,434)	$(1,790,104)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	144,893,995	127,284,567	144,368,552	125,133,060

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,392,434)	$(1,790,104)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and amortization	51,816	51,909
Common stock issued for services	206,250	113,625
Common stock issued for loan guaranty	–	57,505
Gain on debt settlement	–	(172)
Gain on sale of fixed assets	(16,260)	–
Compensation expense related to grant of stock options	13,026	118,671
Gain on debt extinguishment	–	(107,081)
Amortization of debt issue costs	–	800
Amortization of debt discount	651,638	17,540
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(787,746)	1,023,213
Prepaid expenses and other current assets	(315,285)	(102,945)
Inventory, net	1,609,828	(909,165)
Deposits	51,047	(1,810)
Increase (decrease) in:
Accounts payable	259,938	(211,229)
Accrued expenses	31,880	255,381
Convertible note payable issued in lieu of salary - related party	37,500	72,500
Sales tax payable	46,579	(50,181)
Deferred revenue	143,088	14,844
NET CASH USED IN OPERATING ACTIVITIES	(409,135)	(1,446,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(5,919)
Sale of equipment	50,267	–
Funding of patent costs	(56,065)	(1,927)
NET CASH USED IN INVESTING ACTIVITIES	(5,798)	(7,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	290,000	260,000
Payments of offering costs related to sale of common stock	(12,000)	(3,600)
Borrowings (Repayments) on convertible line of credit, net	(626,220)	850,000
Borrowings (Repayments) on line of credit, net	–	(1,000,000)
Payments of loan offering costs	(5,000)	(16,727)
Payments of deferred equity offering costs	(113,197)	–
Borrowings on notes payable	750,000	–
Borrowings (Repayments) on convertible notes payable,net	(9,000)	1,494,000
Repayments of auto loan	(8,185)	(6,188)
NET CASH PROVIDED BY FINANCING ACTIVITIES	266,398	1,577,485

NET (DECREASE) INCREASE IN CASH	(148,535)	122,940

CASH AT BEGINNING OF PERIOD	403,475	8,568

CASH AT END OF PERIOD	$254,940	$131,508

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$141,588	$49,000
Cash paid for income tax	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$30,272	$21,168
Depreciation capitalized into inventory	$16,523	$16,496
Prepaid insurance financed by third party	$–	$9,334
Shares issued for debt conversion	$–	$704,709
Recording of debt discount	$385,982	$475,990
Recording of payment premium on note payable	$37,500	$–

The accompanying unaudited notes are an integral part of these unaudited Condensed Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International Inc. (along with its subsidiary, hereinafter the “Company”, “us”, “we”, “our” or “Envision”), a Nevada corporation, invents, designs, and manufactures solar powered products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure, out of home advertising infrastructure, and energy security and disaster preparedness. The Company focuses on creating renewably energized platforms for electric vehicle (“EV”) charging, media and branding, and energy security which management believes are attractive, rapidly deployed, and of the highest quality. Management believes that the Company’s chief differentiator is its ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value such as: environmental impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (“DOOH”) media.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017, and our financial position as of September 30, 2018, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of intangible assets, estimates of loss contingencies, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2018. As of September 30, 2018, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of September 30, 2018, customers that each represented more than 10% of the Company’s net accounts receivable balance were as follows:

Customer A	42%
Customer B	25%
Customer C	13%

As of December 31, 2017, there was a single customer that represented 94% of the Company’s net accounts receivable balance.

Concentration of Revenues

For the nine months ended September 30, 2018, customers that each represented more than 10% of our net revenues were as follows:

Customer D	43%

For the nine months ended September 30, 2017, customers that each represented more than 10% of our net revenues were as follows:

Customer E	36%
Customer F	16%
Customer G	12%

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2018 and December 31, 2017 respectively.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and short term loans, are carried at historical cost basis. At September 30, 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for such products within a 30-45 day period after delivery.

Revenues from maintenance fees are recognized equally over the period of the maintenance term. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for the service in advance of the maintenance period.

Revenues from professional services are recognized as services are performed. Revenue values are based upon fixed fee arrangements or hourly fee-based arrangements with agreed to hourly rates of service categories in line with expertise requirements. These services are billed to a customer as such services are provided and the customer will be obligated to make payments for such services typically within a 30-45 day period.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Any deposits received from a customer prior to delivery of the purchased product or monies paid prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a standard one year warranty on its products for materials and workmanship but will pass on the warranties from its vendors, if any, which generally cover at least such period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2018, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Cost of Revenues

The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs as costs of revenues. The Company further includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.

Patents

The company believes it is in a position to achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued at which point amortization begins. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $856 and $420 in the nine-month periods ended September 30, 2018 and 2017, respectively.

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Convertible notes payable that are convertible into 16,640,182 common shares, options to purchase 15,174,175 common shares and warrants to purchase 6,717,950 common shares were outstanding at September 30, 2018. These shares were not included in the computation of diluted loss per share for the three or nine months ended September 30, 2018 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2018 and 2017, the Company only operated in one segment; therefore, segment information has not been presented.

Reclassifications

Certain reclassifications have been made on prior period balances to conform to the current year presentation. At September 30, 2018, $30,396, net of $23,220 of discount, and $62,616 at December 31, 2017, was reclassified from Convertible Notes Payable – Related Parties to Convertible Notes Payable as the lender is no longer a related party. This reclassification had no impact on net loss, shareholders’ equity or cash flows as previously reported.

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

ASU 2018-07

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update No. 2018-07: “Compensation -Stock Compensation (Topic 718)” which is meant to simplify and align the accounting for non-employee share-based payment transactions to the accounting for share-based payments for acquiring goods and services from nonemployees. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company expects adoption of this ASU will not have a material impact on its consolidated financial statements.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

2.	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2018, the Company had a net loss and net cash used in operating activities of $2,392,434 and $409,135, respectively. Additionally, at September 30, 2018, the Company had a working capital deficit of $2,247,435, an accumulated deficit of $40,669,313 and a stockholders’ deficit of $1,885,518. It is Management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists approximately of the following:

	September 30,	December 31,
	2018	2017
Finished Goods	$–	$1,716,141
Work in Process	401,379	311,481
Raw Materials	363,689	300,479
Inventory Reserve	(8,601)	(8,601)
Total Inventory	$756,467	$2,319,500

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30, 2018	December 31, 2017
Accrued vacation	$161,249	$152,051
Accrued interest	189,058	175,953
Accrued rent	72,797	77,164
Accrued loss contingency	–	44,423
Other accrued expense	60,700	2,333
Total accrued expenses	$483,804	$451,924

5.	CONVERTIBLE LINE OF CREDIT

On September 18, 2017, in addition to a convertible “Lender” note (See Note 7), the Company entered into a revolving secured convertible promissory note (the “Revolver”) with an unaffiliated lender (the “Lender”). Pursuant to the Revolver, the Company has the right to make borrowings from the Lender in amounts of up to 70% of the value of any specific purchase order (each a “PO”) received by the Company from a credit worthy customer (each a “Draw Down”), up to a maximum of $3,000,000, commencing on the date of the Revolver and originally terminating 300 days after the date of the Revolver, but subsequently extended through December 31, 2019. The Revolver bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 600 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of this Note to reflect any changes in the 12 month LIBOR rate as quoted on that day, or if that day is not a business day, on the next business day thereafter. The principal and accrued unpaid interest with respect to each Draw Down is due and payable within five (5) business days of receipt from the Customer by the Company of a payment due under the applicable PO (with respect to each Draw Down, the “Maturity Date”). Each Draw Down is secured by a perfected recorded second priority security interest in all of the Company’s assets, as set forth in that certain Security Agreement by and between the Company and the Lender. The Lender will have the right at any time until the Maturity Date of a Draw Down, provided the Lender gives the Company written notice of the Lender’s election to convert prior to any prepayment of such Draw Down by the Company with respect to converting that portion of such Draw Down covered by the prepayment, to convert all or any portion of the outstanding principal and accrued unpaid interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of the Lender’s election to convert.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

The Company received funds for a third Draw Down on February 20, 2018 in the amount of $290,000. As a result of this Draw Down, the Company issued 407,784 common stock purchase warrants having a fair value of $61,282 using the Black-Scholes valuation methodology, and each with a $0.1778 exercise price and three year term (See Note 12). As a result of this transaction, the Company recorded $212,420 of debt discount consisting of the relative fair value of warrants of $50,591 and a beneficial conversion feature value of $161,829 which was amortized to interest expense over the term of the Draw Down. This drawn down was paid back to the Lender during the three month period ended June 30, 2018.

During the nine months ended September 30, 2018, the Company received other funds on drawdowns totaling $863,013 and paid back drawdowns amounting to $339,233. No warrants were owed on these drawdowns.

As of September 30, 2018, the convertible line of credit had a balance amounting to $523,780 with accrued interest amounting to $197 which is included in accrued expenses (See Notes 4 and 15).

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $0.15 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates, there was no beneficial conversion feature to this note. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of September 30, 2018, is $172,500 with accrued and unpaid interest amounting to $23,740 which is included in accrued expenses (See Notes 4 and 14).

7.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2018, the following summarizes amounts owed under convertible notes payable:

	Amount	Unamortized Discount	Convertible Notes Payable, net of discount
Evey Note	$53,616	$23,220	$30,396
“Lender” Note	1,500,000	$–	1,500,000
Convertible Notes Payable – Current Portion	$1,553,616	$23,220	$1,530,396

Pegasus Note	$100,000	$–	$100,000
Convertible Notes Payable – Long Term Portion	$100,000	$–	$100,000

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

As of September 30, 2018, the note had a balance of $100,000 with accrued and unpaid interest amounting to $87,644 which is included in accrued expenses (See Note 4).

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

Effective June 27, 2018, the Company entered into a further extension agreement to extend the maturity date of this note to July 1, 2019. Additionally, Mr. Evey agreed not to offer for sale, issue, sell, contract to sell, or otherwise dispose of any of our common stock or securities convertible into common stock on or before December 31, 2018 and not to offer for sale, issue, sell, contract to sell, pledge, or otherwise dispose of any of our common stock issuable upon the conversion of the note, on or before July 1, 2019. There were no additional fees or discounts associated with this extension. This modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The Company recorded debt discount amounting to $30,960 for the value of the beneficial conversion feature and is amortizing this to interest expense over the remaining term of the loan.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

For the nine month period ended September 30, 2018, in lieu of interest payments, the Company made principal payments totaling $9,000. As of September 30, 2018, this note has a balance, net of $30,396 of discount, amounting to $23,220 with accrued interest amounting to $70,285 which is included in accrued expenses (See Note 4). The note continues to bear interest at a rate of 10%.

“Lender” Note

On September 18, 2017, in addition to entering into a revolving convertible line of credit (See Note 5), the Company also entered into a $1,500,000 secured convertible promissory note with the same unaffiliated lender (the “Lender”). The Note bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 400 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of the Note to reflect any changes in the 12 month LIBOR rate as quoted at on that day, or if that day is not a business day, on the next business day thereafter. Interest will only accrue on outstanding principal. Accrued unpaid interest is payable monthly on the first calendar day of each month for interest accrued during the previous month, with all outstanding principal and accrued unpaid interest originally payable in full on or before September 17, 2018 to the extent not converted into shares of the Company’s common stock. This note was amended to be payable in full by December 31, 2018. The Note is secured by a perfected recorded first priority security interest in all of the Company’s assets, as set forth in a certain Security Agreement by and between the Company and the Lender, dated September 18, 2017. At any time until the Maturity Date, and provided Lender gives the Company written notice of Lender’s election to convert prior to any prepayment of this Note by the Company with respect to converting that portion of this Note covered by the prepayment, the Lender has the right to convert all or any portion of the outstanding principal and accrued interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of its election to convert.

As additional consideration for the loan evidenced by the Note, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to $0.15 per share. The number of warrants issuable to the Lender is equal to 25% of the loan Amount divided by fifteen cents ($0.15). As of September 18, 2017, the Company issued 2,500,000 common stock purchase warrants under this provision having a fair value of $187,142 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price. As a result of this transaction, the Company recorded $232,767 of debt discount consisting of the relative fair value of the warrants of $166,384 and a beneficial conversion feature of $66,384, which was amortized to interest expense over the original term of the note.

During any time when the Note is outstanding, or when the Lender holds any Company stock, or any warrants to acquire Company stock where the combination of both could result in the Lender owning stock with a current value of one million dollars or greater, in the Company, the Lender will have certain review and consulting rights as described in the Note.

As of September 30, 2018, the convertible note had a balance amounting to $1,500,000.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

8.	NOTE PAYABLE

On August 27, 2018, the Company entered into an unsecured promissory note (the “Note”) in the amount of $750,000 (the “Principal Amount”) with Gemini Special Opportunities Fund, LP (the “Lender”). The Note bears simple interest at an annual rate of 10% and is subject to a Securities Purchase Agreement, dated August 27, 2018. This Note is due and payable on February 28, 2019 (the “Maturity Date”). The Company may prepay the Note, provided if the Company repays the Note on or prior to November 28, 2018, the Company shall pay 105% of the Principal Amount plus accrued interest, and if the Company repays the Note after November 28, 2018, including repayment on the Maturity Date, the Company shall pay 115% of the Principal Amount plus accrued interest. At the time of issuance, the Company recorded an increase in the Note Payable balance of $37,500 with offsetting debt discount related to this repayment premium which is being amortized to interest expense over the term of the note. Additionally, the Company paid $5,000 of lender fees which were also recorded as debt discount and are also being amortized to interest expense over the term of the note.

As additional consideration for the loan evidenced by the Note, the Company issued to the Lender 900,000 common stock purchase warrants exercisable for a period of five years from the date of issuance with an exercise price equal to $0.25 per share. These warrants had a fair value of $115,521 using the Black-Sholes valuation methodology. As a result of this transaction, the Company recorded $100,102 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the note (See Note 12).

As of September 30, 2018, this note has a balance, net of $128,979 of discount, amounting to $658,521 with accrued interest amounting to $7,192 which is included in accrued expenses (See Note 4).

9.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of September 30, 2018, the loan has a short-term portion of $10,366 and a long-term portion of $11,931.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Stock Issued in Cash Sales

During the nine months ended September 30, 2018 pursuant to a private placement, the Company issued 1,933,333 shares of common stock for cash with a per share price of $0.15 per share or $290,000 and the Company incurred $12,000 of capital raising fees that were paid in cash and charged to additional paid-in-capital. Additionally, the Company issued 273,333 warrants as an offering cost to a third party, each with a 5 year term and a strike price of $0.15 per share, at the close of the private placement offering.  There was no accounting effect for the issuance of these warrants as their fair value was charged to additional paid-in-capital as an offering cost and offset by a credit to additional paid-in-capital for their fair value when issuing these warrants. (See Note 12)

Director Compensation

During the nine month period ended September 30, 2018, the Company released and issued a total of 500,000 vested shares of common stock (related to previous grants to each of these directors of 750,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $0.15, or $75,000 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The $75,000 was expensed during the nine months ended September 30, 2018. As of September 30, 2018, there were unreleased shares of common stock representing $543,750 of unrecognized restricted stock grant expense related to these Restricted Stock Grant Agreements.

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted a total of 750,000 shares of common stock with a per share value of $0.15 per share (based on the market price at the time of the agreement), or $112,500, to three directors for performance of their duties.  These shares are being issued from a pool of 750,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions (See Note 14). These shares are immediately expensed.

On July 19, 2018, Mr. Jay S. Potter resigned as a director of Envision Solar International, and the Company accepted Mr. Potter’s resignation effective on the same date.  In recognition of Mr. Potter’s long and valuable service to the Company, the Board of Directors authorized the immediate vesting and issuance to Mr. Potter of the balance of the nonperformance restricted stock award scheduled to be issued to him through December 31, 2018.  As such, the Company released and issued a total of 125,000 vested shares of common stock with a per share fair value of $0.15, or $18,750 (based on the market price at the time of the agreement), which was expensed on July 19, 2018.

On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of the Company effective August 22, 2018. Mr. Schweitzer is an independent director who has also accepted an appointment to serve as the chairman of the Company’s audit committee. In consideration for Mr. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 1,500,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement, including but not limited to the following vesting schedule: 62,500 shares, prorata, per quarter over a 36 month period commencing on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 62,500 shares on December 31, 2018 and the last release will be of 62,500 shares on September 30, 2021; and 750,000 shares based on the achievement by the Company of certain performance goals in accordance with the Agreement.

12.	STOCK OPTIONS AND WARRANTS

Stock Options

There were no stock options issued during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company recorded stock option-based compensation of $13,026 related to prior grants. As of September 30, 2018, there is $20,504 of unrecognized stock option based compensation expense that will be recognized over the next two years.

Warrants

As a part of the Company’s private placement, the Company effectively issued 273,333 warrants during the three months ended March 31, 2018 to the placement agents. These warrants, valued at $26,206, are exercisable for 5 years at an exercise price of $0.15 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 79.39%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 5 years. There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants (See Note 11).

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

ENVISION SOLAR INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

In connection to the issuance of a Note Payable on August 27, 2018, the Company issued 900,000 common stock purchase warrants with a total value of $115,521 and each with a $0.25 exercise price and a 5 year term. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 82.68%, expected dividends of 0.0%, a discount rate of 2.35%, and expected term of 5 years. (See Note 8). As a result of this transaction, the Company recorded $100,102 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the note (See Note 8).

13.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the nine months ended September 30,
	2018	2017
Product Sales	$4,642,428	$1,094,898
Maintenance Fees	5,682	5,220
Professional Services	10,575	3,825
Total Revenues	$4,658,685	$1,103,943

At September 30, 2018 and December 31, 2017, deferred revenue amounted to $220,602 and $77,514 respectively. At September 30, 2018, the Company has received an initial deposit to plan and manufacture two Solar Tree® units, a prepayment for two EVARC units, in addition to deposits for multi-year maintenance plans for previously sold products. As of September 30, 2018, deferred revenue associated with product deposits are $174,836 and the delivery of such products are expected within the following six months, while deferred maintenance fees amounted to $45,766 and pertain to services to be provided through the second quarter of 2022.

14.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company released and issued a total of 1,375,000 shares of vested common stock with a total value of $206,250, to three directors. These payments were expensed upon release of the shares (See Note 11).

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley. The balance of the note as of September 30, 2018, is $172,500 with accrued and unpaid interest amounting to $23,740 which is included in accrued expenses (See Notes 4 and 6).

15.	SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company has borrowed net funds under its Convertible Line of Credit with the Lender amounting to $36,220 (See Note 5).

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

Overview

Envision is a sustainable technology innovation company based in San Diego, California. Focusing on what we refer to as “Solar 3.0,” we invent, design, engineer, manufacture, and sell solar powered products that enable vital and highly valuable services in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ ease of deployment, reliability, accessibility, and total cost of ownership, rather than producing the cheapest kilowatt hour with the help of subsidies.

Envision invents, designs, engineers, manufactures and sells solar powered products and proprietary technology solutions serving three markets that are experiencing annual global spending in the billions of dollars and that are experiencing significant growth:

•	electric vehicle charging infrastructure;

•	out of home advertising platforms; and

•	energy security and disaster preparedness.

The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security that are rapidly deployable and attractively designed.

We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our EV ARC™ and Solar Tree® products fulfill that requirement. We are agnostic as to the EV charging service equipment (“EVSE”) and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with Chargepoint, Blink, Juice Box, Bosch, AeroVironment, and other high quality EV charging solutions. We can make recommendations to customers or we can comply with their specifications and/or existing charger networks. EV ARC™ and Solar Tree® products replace the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

We believe our chief differentiators are:

•	our ability to invent, design, engineer, and manufacture solar powered products which dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our products’ capability to operate during grid outages and to provide a source of emergency power rather than becoming inoperable during times of grid interruptions; and

•	our ability to create new, marketable and patentable inventions which are a complex integration of our own proprietary technology and parts, and other commonly available engineered components, creating further barriers to entry for our competition.

The resulting products are built to have what we believe is the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Envision’s products are designed to deliver multiple layers of value such as: environmental impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; revenue creation opportunities through sales of digital out of home (“DOOH”) media; and sponsorship and naming rights. The Company sells its products to customers with requirements in one or more of the three verticals the Company addresses. Qualified customers can also lease our EV ARC™ products through leasing relationships we have developed. Envision’s products can qualify for various federal, state, and local financial incentives which can significantly reduce final out-of-pocket costs from our selling price for eligible customers. Currently, the main source of our revenue is from the sale of the patented EV ARC™ to government agencies and private enterprise.

Products and Technologies

We currently produce two categories of product: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. We have recently submitted third and fourth product categories, the EV-Standard™ product and the UAV ARC™ product, for patent approval. They are patent pending and in late stage product development and engineering. All four product lines incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels or light wind generator, along with battery storage. The EV ARC™ product is a permanent solution in a transportable format and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed but uses an existing streetlamp’s foundation and grid connection. The UAV ARC™ is a permanent solution in a transportable format and will be used to charge drone (UAV) fleets. We believe that our series of products offer multiple layers of value to our customers while leveraging the same underlying technology and fabrication techniques and infrastructure that we use for all of our products. This enables us to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products.

Our current list of products includes:

•	EV ARC™ Electric Vehicle Autonomous Renewable Charger (patented).

•	EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger.

•	EV ARC™ Media Electric Vehicle Autonomous Renewable Charger with advertising screen and/or branding/messaging.

•	EV ARC™ Autonomous Renewable Motorcycle Charger.

•	EV ARC™ Autonomous Renewable Bicycle Charger.

•	ARC Mobility™ Transportation System.

•	The Solar Tree® DCFC product, a single column-mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles (patented).

The EV Standard™ is currently patent pending and in the development and engineering phase of its product evolution.

The UAV ARC™, a drone recharging product, is patent pending and in the development and engineering phase of its product evolution.

All current Envision products can be upgraded with the addition of the following:

•	EnvisionTrak™ sun tracking technology (patented),

•	Data capture and management (IoT),

•	SunCharge™ solar powered EV charging,

•	ARC™ technology energy storage,

•	E-Power emergency power panels,

•	LED lighting,

•	Media and branding screens, and

•	Security cameras, WiFi, sound, and emergency call boxes.

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

EV ARC™:

The patented EV ARC™ is a transportable, but essentially permanent EV charging infrastructure product which supports Level I, Level II and DC Fast Charging (which requires 4 to 7 interconnected units). EV ARC™ products can charge between one and six EVs simultaneously and a single unit can provide EV charging in as many as 10 parking spaces. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments. Until the introduction of the EV ARC™, the deployment of EV chargers could be hindered by complications in site acquisition caused by the challenging and invasive requirements of the installation. Typical competing EV charger installations require a pedestal which is usually mounted on a poured concrete foundation which requires excavation. Fixed chargers also typically require a trench to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements of fixed chargers can be environmentally impactful and expensive, and may slow, or prevent entirely, the deployment of large numbers of typical fixed format chargers. California’s Department of General Services has informed us that it takes an average of 18 months to go through the process of installing a utility grid-tied EV charger. New York City, currently our largest customer, experiences similar and sometimes longer delays because of the complexities of extending the electrical grid to locations where EVs need to charge. Because the EV ARC™ has its own ballast and traction pad, it does not require a foundation. Because it is entirely powered by locally generated and stored renewable energy, it does not require a grid connection. These innovations allow us to completely avoid any on-site construction or electrical work which, in turn, allows us to avoid the design, engineering and entitlement/planning processes typical of grid-tied installations. We have demonstrated that we are able to deploy our EV ARC™ product in as little as four minutes (rather than 18 months).

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

Because EV ARC™ can be deployed with an optional emergency power (E Power) panel, it can also be used as a reliable source of energy in times of disaster, emergency, or grid failure caused by hurricanes, terrorism, cascading blackouts or other grid vulnerabilities. EV ARC™ can be configured to allow a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to safely connect to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable, and a cleaner source of, energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance that a diesel or gasoline generator requires, and there is less chance that it will be inoperable in times of emergency since first responders are not required to start it or fill it with fuel. We are currently selling EV ARC™ products equipped with E Power panels to New York City, Caltrans, and many other entities. In the summer of 2017 the EV ARC™ product deployed for the government of the US Virgin Islands was subjected to category five, 185 mph, winds which it survived. Our customer informed us, in writing, that while most other infrastructure had been damaged or destroyed by the storm, our EV ARC™ product not only survived, but was still in excellent condition. The EV ARC™ product is independently certified to withstand winds of 120mph by a licensed structural engineering firm. We and our customers have observed that in practice, it can withstand hurricane force winds.

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

For our EV ARC product, direct labor and material costs are lower than the selling price at the individual product level. However, prior to 2018, when all of our overhead cost allocations such as rent, indirect labor, and other allocated costs had been spread across the low volume of units we had annually produced, we had historically recognized gross losses on sales rather than gross profits. During 2018, with our standard overhead allocations, our revenues have been greater than our costs and thus we have generated gross income. We continually endeavor to make production improvements in both our products and our processes to reduce our manufacturing costs while maintaining the high quality for which we strive. As unit sales and production continue to increase and we trend toward reducing our cost base through improved economies of scale, production process improvements, and component cost reductions, management believes that such gross profits will continue to be realized and consistently maintained in the future.

Solar Tree® Products:

Our patented Solar Tree® product has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, sun tracking, and architecturally enhanced solar support structure with integrated energy storage, EV charging and media platforms available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can be rapidly deployed and enable EV charging in locations where it would otherwise be impossible or economically infeasible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging, can be served by our Solar Tree® products which can be optimized for direct current (“DC”) fast charging. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® DCFC can be deployed with minimal site disturbance. In November 2017, we received an order from the Fresno County Rural Transit Authority to provide Solar Tree® DCFC products which will be used to charge electric buses from BYD Company Ltd. (“BYD”). The growth in electric bus adoption is happening at a greater pace than EVs at time of writing. BYD is the biggest electric bus company in the world. We believe that the successful deployment of these Solar Tree® DCFC products for Fresno and with BYD may create significant opportunities for further deployments of electric bus charging infrastructure and DC fast charging infrastructure for EVs both in the U.S. and internationally. We further believe that success of the sort that we currently have with Caltrans may be leveraged with other departments of transportation across the United States and the rest of the world

We believe Solar Tree® products with on-board battery storage can provide a highly reliable source of energy to be used in the event of a failure of the grid. We have seen data suggesting that grid failures cost businesses in the United States approximately $200 billion per year and when those failures impact vital services such as hospitals, they have been responsible for loss of life. We believe that a hospital equipped with Solar Tree® energy security products could benefit both economically and from a life safety point of view. We believe that there are many other such instances where the reliable combination of renewable energy and energy storage can deliver value which exceeds simply competing with the utility. This will become particularly true when larger segments of transportation become electrified and grid interruptions mean the “grounding” of EVs which rely solely on the utility grid to re-fuel.

We also believe that Solar Tree® products optimized for branding can create visually stunning platforms for the delivery of a business’ brand message with a less onerous planning and entitlement process than that experienced with traditional signage.

We have invented and incorporated EnvisionTrak™, our patented and proprietary tracking solution, into all of our products, furthering the unique nature of our products and, we believe, increasing our technological leadership within the industry. EnvisionTrak™ is a complex integration of high quality gearing, electrical motors, and controls which are combined in a robust, highly engineered, and reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvisionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces. We have received a patent on our claims of these attributes. We believe this is a vital attribute in solar generators in parking environments, since any swinging or rotating arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our past customers, to significantly increase electrical production. An additional value is derived from the high visual appeal created by EV ARC™ or Solar Tree® structures which are tracking the sun in perfect synchronicity. Solar Tree® products incorporate our latest engineering and fabrication improvements. This has allowed us to reduce costs and time to deploy Solar Tree® structures, and we have seen improvements in the fabrication processes. We anticipate further improvements in future deployments of the product as we incorporate more smart technology and storage capabilities.

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

We believe that the improved EV charging experience offered by the EV-Standard™ design will be a differentiator for our company in a potentially large market. We currently provide work-place charging to the State of California, New York City, and many others through our EV ARC™ product. We believe that EV-Standard will become an excellent choice for California, New York and many other jurisdictions across the U.S., and the world, as a viable and reliable on-street EV charging solution. Accordingly, we believe that EV-Standard™ represents an important opportunity for future growth. Like the EV ARC™ and Solar Tree® products, the EV-Standard™ will not rely upon a grid connection and as such will be able to continue to charge EVs during black-outs or other grid interruptions.

The UAV ARC™ Product:

We filed a patent application for our new UAV ARC™ product which is currently in the advanced stage of product development. The UAV ARC™ is a rapidly deployable, highly scalable, range extending drone recharging product which forms a network. It does not require any fueling or grid connection because it generates and stores all of its own energy from renewable sources. UAV ARC™ is self-ballasted and leveling and does not require any planning or construction for its installation. UAV ARC™ has a hardened exterior and countermeasures designed to protect it from vandalism, theft or other nefarious activities. Each UAV ARC™ forms part of a broader network which fuels drones and gathers and shares information about their health and flight plans as part of the Internet of Things (“IoT”). UAV ARC™ units can be deployed on flat roofs in cities or on any terrain in remote locations. The maritime version can be deployed at sea to extend UAV missions in a maritime environment. The planned networks of UAV ARC™ units will be designed to be open to any operator of unmanned aerial vehicles as part of a subscription or individual usage plan.

Operations

We are headquartered in San Diego, California in a leased 50,000 square foot building professionally equipped to handle the significant growth possibilities we believe are in front of us. The building houses our corporate operations, sales, design, engineering and product manufacturing.

The EV ARC™ and Solar Tree® structures are currently fabricated in this facility. We intend to fabricate EV-Standard™ and UAV ARC™ in the same facility. We have reduced certain direct costs associated with our products as a result of insourcing fabrication. We believe we have been better able to control quality as a result of our own in-house manufacturing processes as opposed to outsourcing this activity as we did in the past. We have made improvements to existing products and are able to introduce new products in a much more timely and efficient manner. Management believes that the product development process is significantly faster and less expensive when carried out by an in-house fabrication facility. We sell our Solar Tree® products as an engineered kit of parts to be installed by third parties employed by the buyer of the Solar Tree® kit. We will continue to deliver our EV ARC™ product, using the specialized and proprietary ARC Mobility™ trailer, within an approximate 1,500-mile range of our fabrication facility, and use third party transportation solutions and Transformer ARC™ for greater distances. Our EV Standard™ and UAV ARC™ will be delivered by third party providers.

Management believes that the continuation of our strategy to create highly engineered, highly scalable products which are delivered complete or as a kit of parts to the customer site, and which require minimal or no planning, entitlement, or field labor activities, is further positioning us as a leader in the provision of unique and highly scalable solutions to the market verticals we target. Our products are complex but standardized, readily deployable, and reduce the exposure of the Company and our customers to the risks and inherent margin erosion that are incumbent in field deployments. We are no longer directly involved in the field installation of our Solar Tree® products, instead selling them as a kit to be installed by others. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to customer sites so that they may be erected and installed by readily available local labor contracted directly by the site host without our involvement. As part of the delivery of of Solar Tree structures to our customers, our design and engineering team has created a detailed, step by step, installation manual that can be used by any competent construction firm to seamlessly erect and install our structures. With this manual, we believe the ease of installation can be directly communicated to minimize installation costs and thereby reduce sales hurdles, resulting in increased sales.

The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee.

We continue to bring engineering improvements to our products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. The EV ARC™ is the embodiment of this strategy in that it requires almost no field activity beyond “parking” it in a space. We have invented and produced the ARC Mobility™ trailer which is a hydraulically operated delivery trailer that can lower an EV ARC™ product to the ground in its final location in as little as four minutes.

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

Sales and Marketing

Envision Solar uses research to identify potential customers utilizing the following list of titles: Fleet Managers, Facilities Mangers, Parking Managers, Public Works, Equipment Managers, City Planners, Acquisitions, Transportation Managers, Sustainability Managers, Environmental Services, Energy Managers, Engineering and Energy Consultants. This is straight forward in the government space, however, reaching persons responsible for adopting and implementing EV charging infrastructure in the enterprise space can be challenging and resource intensive. The challenge for marketing and sales is reaching customers early when they have the initial need and before they choose a more difficult and costly method of installing EV charging infrastructure.

Management of Envision’s product portfolio will, for the time being, remain in a direct sales and marketing channel, pairing customers with sales specialists to ensure their needs are met with the right equipment. Envision Solar has employed a General Services Administration (“GSA”) consultant (FedShed) to assist Envision in the procurement of a GSA title 52 schedule. In this case federal and some state agencies will be able to select products from the GSA catalog. Federal sales and marketing campaigns will continue through direct distribution or organizations will have the option to order indirectly through the GSA catalog. This Federal selling process will be similar to those we already have in place with the State of California and the City of New York.

Envision Solar uses a layered approach to marketing in support of direct sales, involving a combination of regional and industry focused campaigns, nurturing campaigns, tradeshows, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, Twitter and LinkedIn). We are rebranding and updating our website which will serve as a foundation to connect with our customers, influencers, investors and enthusiasts. Envision Solar is, we believe, an industry leader in the EV charging infrastructure space and the website will be used to highlight that with webinars and industry news to automate the education of our target markets helping them confidently make an informed decision about the purchase of our products. Presentation and execution will continue to remain a priority and we will keep sales and marketing materials updated to ensure messaging is on point and consistent with our product offering, customer’s needs and industry standards.

We have recently engaged an artificial intelligence (AI) company, Kriya Ai, to assist us in the identification of prospective customers. We have previously relied upon manual searches to identify potential leads, using certain characteristics we believe are common amongst those who might buy our products. The AI tool can be embedded with the same characteristics and once so embedded will automatically search the world wide web, seeking out prospects that meet our requirements. The AI tool will also automate the initial contact with the prospects thus drastically reducing the time and energy our sales people have to invest in prospect identification. We believe that a lack of knowledge about our company and products is one of the most significant inhibitors of our sales and as such we are continuously seeking new ways to efficiently inform potential buyers of our product’s existence. We believe that the use of AI will play a significant role in our future sales efforts.

Envision solar products can have a long sales cycle. This is a sophisticated sale and often a large capital expense for our customers. Sales often hinge on bureaucratic processes and funding approval. Political mandates do not always equal availability of resources to execute policy into action. We will continue to strive to increase conversion rates by providing a “boutique like” sales experience once prospects have been identified. The sales team uses Salesforce to track and maintain contact with customers and Salesloft to increase the efficiency of campaigns and measure effectiveness. Data metrics and a rigorous evaluation of budgets will be used to maximize the impact of resources. Our sales team personnel are experts on our products and make sure our products are selected and designed to exceed our customer's needs.

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

Our marketing efforts are responsible for the generation of many of our sales leads and have included the following: attendance at trade shows and conferences, often with live demonstrations of EV ARC™, deliveries of a demonstration EV ARC™ unit to potential customer sites so the customer can directly experience the benefits of the product, web site and limited search engine optimization, direct electronic mailings to prospects within our target markets, social media outreach on Facebook, Instagram, Twitter, and LinkedIn, video postings on YouTube and Vimeo, distribution of printed materials promoting our products, industry speaking engagements and subject matter expertise panel participation across the United States, and media interviews in print, radio and television. Currently we are targeting Corporations, outdoor advertising companies, automotive related companies, municipalities, state and federal government entities, utilities and commercial real estate.

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

We continue to explore the use of sales channels to communicate the value of and sell our products. Examples of the types of channels we seek are: upstream vendors such as solar module manufacturers, inverter manufacturers, battery manufacturers, EVSE manufactures, EV charging service providers, Outdoor advertising companies, General contractors, Architects, and Engineers and consultants.

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

In December 2017, we hosted our first community outreach event showcasing Envision’s products at our factory in San Diego, California. More than 100 local government and private sector workers who had expressed an interest in learning about our products attended. At a certain point in the evening we demonstrated the delivery of an EV ARC™ product to a parking space in our lot. We timed the delivery from the time our delivery truck crossed the property line to the time that an EV was plugged in and charging on the EV ARC™ product. In this manner we were able to demonstrate, to a large number of potential prospective buyers, our ability to deploy an EV ARC™ in under eight minutes. We believe that this educational outreach was a success and that it has resulted in an enhanced understanding and awareness of our products value and capabilities. We have executed more community outreach events and plan for multiple locations across California, which started in Orange County in March 2018. Our intention is to educate the broadest possible audience to our products’ capabilities. We intend to video the more polished performances and use those to reach a much wider audience across the Internet and social media.

Major Customer Contracts

In 2017 and 2018, we have had two major customers, the State of California and the City of New York, that have accounted for a substantial portion of our revenue. The following summarizes the basic terms of the current contracts with them:

City of New York Requirement Contract. As of March 17, 2017, the Company received a Requirement Contract from the City of New York (the “NY Contract”) for 36 EV ARCs™ and one single ARC Mobility™ unit for a total contract price of $2,448,356. The NY Contract are purchase orders under the Company’s master contract with the City of New York. The term of the NY Contract commences on April 17, 2017 and expires on April 16, 2020. When delivered, each unit must be ready for operation. The NY Contract requires the following warranties: at least three years for each complete unit, and 25 years for each photovoltaic (solar) panel, five years for each solar inverter, and two years for each integrated battery solution within each complete unit. We pass through our vendor’s warranties on components such as solar modules.  On September 10, 2018, the Company received a new $3,300,000 order from the City of New York for 50 EV ARC™ units for delivery in the fourth quarter of 2018 and the first quarter of 2019.

Contract with the California Department of General Services. On June 12, 2015, the Company’s bid for solicitation was accepted by the California Department of General Services (the “California Contract”). The term of the California Contract was for one year with two extension options for one year. The California Contract is mandatory for California state agencies and permits local government agencies, including cities, counties, special districts, California State universities, University of California systems, K-12 school districts, and community colleges, to purchase EV ARCs™, ARC Mobility™ Trailers, and related accessories from the Company. In June 2018, our contract with the State of California was renewed for up to four more years (two years with two additional one-year options), and its scope was expanded to include more of our products, including our EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger, with a State estimated value of over $20 million.

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

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for such products within a 30-45 day period after delivery.

Revenues from maintenance fees are recognized equally over the period of the maintenance term. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for the service in advance of the maintenance period.

Revenues from professional services are recognized as services are performed. Revenue values are based upon fixed fee arrangements or hourly fee-based arrangements with agreed to hourly rates of service categories in line with expertise requirements. These services are billed to a customer as such services are provided and the customer will be obligated to make payments for such services typically within a 30-45 day period.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the three months ended September 30, 2018.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue.   For the three months ended September 30, 2018, our revenues were $938,218 compared to $225,524 for the three months ended September 30, 2017, a 316% increase. For the three months ended September 30, 2018, revenues were primarily derived from the delivery of thirteen EV ARC™ units. For the three months ended September 30, 2017, revenues were primarily derived from the delivery of three EV ARC™ units including a delivery of an EVARC Digital™ unit which was sold to a customer who is using the digital advertising capabilities in its shopping center portfolio to offer businesses a way to promote their brand in a positive and unique way while funding free EV Charging for consumers. As of September 30, 2018, our contracted backlog was approximately $5.7 million.

Gross Profit (Loss).  For the three months ended September 30, 2018, we had a gross profit of $44,150 compared to a gross loss of $9,308 for the period ended September 30, 2017, a 574% positive increase. Every unit sold during the three month period ended September 30, 2018 had a direct positive gross margin associated with the sale and inclusive of standard overhead allocations. In 2017, our losses were derived primarily from the costs, including depreciable costs, of our manufacturing environment that were unable to be absorbed by the lower revenues in the period. Warranty costs remain di minimis at approximately $500 for the three months ended September 30, 2018 compared to $2,700 for the three months ended September 30, 2017.

Operating Expenses.  Total operating expenses were $519,468 for the three months ended September 30, 2018 compared to $489,540 for the same period in 2017, a 6 % increase. Administrative and sales labor costs increased in 2018 by approximately $15,000 primarily due to modest pay increases year over year. Stock option expense decreased by approximately $35,000 in 2018 due to prior issued stock options. Consulting fees increased in 2018 by $21,000 related to the timing of expenses for summer interns, while director fees increased by approximately $9,000 due to the acceleration of stock awards for a departed director. Travel expense increased by approximately $12,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the travel schedule of our chief executive officer. All other costs remained generally consistent between the periods.

Interest Expense. Interest expense was $148,316 for the three months ended September 30, 2018 compared to $65,413 for the same period in 2017, a 127% increase. This increase in 2018 primarily related to amortized value associated with common stock purchase warrants provided to our lenders at the onset of the financings of current debt facilities along with increased coupon interest associated with our increased average debt balances in 2018.

Gain on Sale of Fixed Assets. We recorded a gain on the sale of a demonstration EV ARC™ unit amounting to $16,260 in the three month period ended September 30, 2018 while there was no such sale of assets in the three month period ended September 30, 2017.

Net Loss.  We had a net loss of $606,556 for the three months ended September 30, 2018 compared to net loss of $566,199 for the same period in 2017, an increase of 7%. Significant elements deriving these losses have been discussed above.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue.   For the nine months ended September 30, 2018, our revenues were $4,658,685 compared to $1,103,943 for the same period in 2017, an increase of 322%. During the nine months ended September 30, 2018, we delivered sixty eight EV ARC™ units and an ARC Mobility trailer™ compared to the delivery of fifteen EVARC™ units and an ARC Mobility Trailer™ in 2017.

Gross Profit.  For the nine months ended September 30, 2018, we had a gross profit of $97,184 compared to a gross loss of $26,268 for the same period in 2017, a 470% increase. Significant gross losses were recognized, primarily in December 2017, related to the 2018 deliveries of 30 EVARCs™ to the city of New York, but almost every other unit delivered in the nine months ended September 30, 2018 had a direct positive gross margin associated with the sale and inclusive of standard overhead allocations. Management believes, as long as we can continue to increase our sales and production volumes, that such margins will continue to improve over the remainder of the year and beyond. In 2017, the loss was consistent with the direct costs and costs of the manufacturing environment including tooling and depreciation costs that were unable to be absorbed with our lower production volumes. Warranty costs remain di minimis at approximately $1,800 for the nine months ended September 30, 2018 compared to $6,000 for the nine months ended September 30, 2017.

Operating Expenses.  Total operating expenses were $1,701,788 for the nine months ended September 30, 2018 compared to $1,703,821 for the nine months ended September 30, 2017. Labor costs increased in 2018 by approximately $31,000 which primarily related to modest pay increases in 2018. Sales related costs increased by $31,000 in 2018 due to increased commissions related to increased revenues as well as other sales related costs such as fees for a new sales support tool. Stock option expense decreased by approximately $106,000 in 2018 while marketing expenses increased by approximately $42,000 as the Company attended more trade shows and other marketing events and spent more on various marketing collateral associated with this increased outreach. Utilities expenses decreased by approximately $27,000 in 2018 primarily related to a back-charge received from our landlord in 2017 for prior year’s utilities costs. Director fees increased by approximately $122,000 in 2018 while being offset by a decrease of $91,000 for other consulting expenses related to 2017 investor relations and financial consulting fees. Other expenses remained relatively consistent between the years.

Interest Expense. Interest expense was $806,330 for the nine months ended September 30, 2018 compared to $167,019 for the same period in 2017, a 383% increase. This increase in 2018 primarily related to approximately $652,000 of amortized debt discount associated primarily with the value of the beneficial conversion features of our notes and common stock purchase warrants provided to our lenders. Additionally, there was increased coupon interest of approximately $68,000 associated with our increased average monthly debt balances in 2018.

Gain on Sale of Fixed Assets. We recorded a gain on the sale of a demonstration EV ARC unit amounting to $16,260 in the nine month period ended September 30, 2018 while there was no such sale of assets in the nine month period ended September 30, 2017.

Gain on Debt Extinguishment. We recorded a gain of $107,081 during the nine months ended September 30, 2017. There was no gain in the nine months ended September 30, 2018 as the debt associated with this liability was converted into equity in 2017 and thus had been previously eliminated.

Net Loss.  We had a net loss of $2,392,434 for the nine months ended September 30, 2018 compared to net loss of $1,790,104 for the same period in 2017. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resource

At September 30, 2018, we had cash of $254,940. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $409,135 for the nine months ended September 30, 2018, compared to cash used in operations of $1,446,699 for the same period in 2017, a 72% improvement. The primary driver of this improvement was related to the decrease in inventory value amounting to $1,609,838 primarily related to 30 EVARC™ units that were built in 2017, but not delivered until January 2018. Other principal elements of cash flow for the nine months ended September 30, 2018 include the net loss of the Company offset by depreciation and amortization of $51,816, common stock share value issued for director services of $206,250, and $651,638 of the amortization of debt discount to interest expense associated with common stock purchase warrants provided to our lender at the onset of the financings of the current debt facilities. Further, cash from operations for the period included of a net increase in accounts receivable of $787,746 directly related to the increase in revenue in the period; a use of cash of $315,285 related to the increase in prepaid expenses primarily for funding deposits needed for the purchase of batteries used in our EVARC™ units along with our annual business insurance policies; a generation of cash associated with reduction of deposits which was used to offset a monthly rent payment per the terms of our lease; a generation of cash of $259,938 related to the increase in accounts payable mainly due to the timing of purchases; a generation of cash amounting to $143,088 related to the increase in deferred revenue for a prepayment for two EVARC™ units by a customer; and a generation of cash amounting to $46,579 related to the increase in sales tax payable associated with certain sales made during the period for which such sales tax had not been due to be submitted to the state.

Cash used in investing activities was $5,798 and $7,846 for the nine months ended September 30, 2018 and 2017, respectively, a 26% decrease. In 2018, $56,065 was used to fund patent related costs while being offset by $50,267 generated from the sale of a fixed asset.

Cash generated by our financing activities was $266,398 for the nine months ended September 30, 2018 compared to $1,577,485 for the same period in 2017, a 83% decrease. In 2018 the cash used was primarily net borrowings on our credit facilities amounting to $101,595 in addition to a net $278,000 invested into the Company through private placements of our common stock offset by prepaid offering costs of $113,197 associated with our planned public offering of our common stock.

As of September 30, 2018, current liabilities exceeded current assets by $2,247,435. In 2018, current assets decreased by approximately $639,000 resulting primarily from the increase in accounts receivable associated with the increased amount of revenues in the period offset by a decrease of $1,563,003 in inventory related to this same revenue increase in the period. In 2018, current liabilities decreased by approximately $822,000 primarily as a result of an increase in our outstanding debt balances along with increases in accounts payable balances, other accrued expenses, and deferred expenses.

While the Company has been attempting to grow market awareness and focusing on the generation of sales to get our product out into the marketplace, prior to 2018 the Company had not generally earned a gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long-term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for consistent gross profits on the EV ARC ™ product as we move forward.  The Company will continue to rely on capital infusions from the private or public placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures.  Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements and vendor negotiations leading to cost reductions, increased public awareness of the Company and its products, and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue and raise additional growth capital to allow the Company to manage its debt burden appropriately and to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those investment and operating objectives. The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is also in the process of seeking additional capital and long and short-term debt financing to attempt to overcome its working capital deficiencies. The Company is currently seeking financing, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations. The Company will attempt to renegotiate the maturity dates of its current debt financings as needed and as it has done successfully in the past, but there is no assurance that these efforts will be successful. In order to address its working capital deficit, the Company is also seeking to increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Capitalization

On July 2, 2018, we filed with the Securities and Exchange Commission a Registration Statement on Form S-1 to raise equity capital through the offer and sale of units consisting of shares of our common stock and warrants to purchase additional shares of common stock. The Company is also applying to list its common stock for trading on the NASDAQ Capital Market upon the closing of the offering, if it closes. The public offering is expected to be made through a firm commitment underwriting conducted by Maxim Capital Group, Inc., a registered member of the Financial Industry Regulatory Authority (“FINRA”). The offering is expected to raise $10,000,005 through the sale of 666,667 units, for $15.00 per unit, each unit consisting of one share of the Company’s common stock coupled with a warrant to purchase a future share of the Company’s common stock for $18.00 per share. The Company will perfect a 75 to 1 reverse split as a part of this transaction. See our filing at www.sec.gov for a copy of the registration statement.

Going Concern Qualification

As reflected in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2018, the Company had a net loss and net cash used in operating activities of $2,392,434 and $409,135, respectively. Additionally, at September 30, 2018, the Company had a working capital deficit of $2,247,435, an accumulated deficit of $40,669,313 and a stockholders’ deficit of $1,885,518. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, management's plans include seeking additional operating and working capital through a combination of financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek sales contracts for new product sales that should provide additional revenues and, gross profits. Additionally, Envision intends to renegotiate the debt instrument that becomes due later in 2018.  All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures of our Company were not effective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will look to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  Although not a comprehensive listing, as of December 31, 2017, we had identified the following material weaknesses which still exist as of September 30, 2018 and through the date of this report:

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

Corrective Action

Management hopes to make future investments in the continuing education of our accounting and financial staff.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources to provide more internal checks and balances. We are already progressing towards achieving these goals and believe we will be able to achieve the balance of them once our fund raising efforts are affected and/or sales and cash flow grow and our financial condition improves. We recently increased our board size from three to four members by adding another independent director who will also serve as the Chairman of our Audit Committee. Additionally, we plan to add finance and accounting staff as we have additional financial resources from our fund-raising efforts. Those additional human resources will allow us to ensure the necessary segregation of duties for purposes of financial reporting, and to introduce and implement certain IT controls which we believe necessary for sufficient controls to be in place.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Company issued and released 250,000 shares of common stock pursuant to Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) with a per share value of $0.15 and a total value of $37,500 for director services to three of the Company’s directors. The shares are fully vested. The issuance and release derived from the partial scheduled vesting of previously granted restricted stock awards to our independent directors for their service to the Company.

On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of the Company effective August 22, 2018. Mr. Schweitzer is an independent director who has also accepted an appointment to serve as the chairman of the Company’s audit committee. In consideration for Mr. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 1,500,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement, including but not limited to the following vesting schedule: 62,500 shares per quarter over a 36 month period commencing on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 62,500 shares on December 31, 2018 and the last release will be of 62,500 shares on September 30, 2021; and 750,000 shares based on the achievement by the Company of certain performance goals in accordance with the Agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (5)
4.1	Form of Warrant (11)
10.1	2011 Stock Option Plan of Envision Solar International, Inc., dated as of August 10, 2011 (3)
10.3	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to Mark Mandell, William Griffith, and Pegasus Enterprises, LP (1)
10.4	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey (1)
10.5	Consulting Agreement with GreenCore Capital LLC, dated March 28, 2014 (4)
10.6	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015 (6)
10.7	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015 (6)
10.8	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015 (6)
10.9	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015 (6)
10.10	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015 (6)

10.11	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (7)
10.12	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (8)
10.13	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016 (9)
10.14	Amendment to Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.15	Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.16	Amendment to Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.17	Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.18	Amendment to Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.19	Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.20	Revolving Convertible Promissory Note, dated September 18, 2017 (11)
10.21	Convertible Secured Promissory Note, dated September 18, 2017 (11)
10.22	Security Agreement -Purchase Order Financing, dated September 18, 2017 (11)
10.23	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017 (11)
10.24	Amendment to the Subordinated Convertible Promissory Note, dated June 13, 2018, issued to Mark Mandell, William Griffith, and Pegasus Enterprises, LP (12)
10.25	Amendment to Convertible Promissory Note payable to John Evey, dated June 27, 2018 (13)
10.26	Resignation of Jay Potter as a director and acceleration of compensation for director services (14)
10.27	Restricted Stock Agreement between the Company and Robert C. Schweitzer, dated August 22, 2018 (15)
10.28	Securities Purchase Agreement and Unsecured Promissory Note with Gemini Special Opportunities Fund, LP dated August 27, 2018 (16)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission, dated August 15, 2011.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, dated March 31, 2014.
(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated July 16, 2014.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated November 5, 2015.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 26, 2016.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 14, 2016.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated October 20, 2016.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 6, 2017.
(11)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 18, 2017.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated June 18, 2018.
(13)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated June 28, 2018.
(14)	Incorporated by reference to the Form 8-K fled with the Securities and Exchange Commission, dated July 25, 2018

(15)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated 8/22/2018
(16)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated 8/27/2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2018	Envision Solar International, Inc.

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, Principal Executive Officer)

By: /s/ Chris Caulson
Chris Caulson, Chief Financial Officer, (Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anthony Posawatz	Dated: November 14, 2018
Anthony Posawatz, Director

By: /s/ Peter Davidson	Dated: November 14, 2018
Peter Davidson, Director

By: /s/ Robert Schweitzer	Dated: November 14, 2018
Robert Schweitzer, Director

