Form 10-K
period 2018-12-31
Envision Solar International, Inc.
filed 2019-03-20
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one.)

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $23,818,860 as of June 30, 2018 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC QB).

The number of registrant's shares of Common Stock, $0.001 par value, outstanding as of March 18, 2019 was 145,331,495.

i

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) and its subsidiary.

ITEM 1. BUSINESS

General

Envision is a sustainable technology innovation company based in San Diego, California. Focusing on what we refer to as “Solar 3.0,” we invent, design, engineer, manufacture and sell solar powered products that enable vital and highly valuable services in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ deployability, reliability, accessibility, and total cost of ownership, rather than simply producing the cheapest kilowatt hour with the help of subsidies as most competing solar companies do.

Envision’s solar powered products and proprietary technology solutions target three markets that are experiencing significant growth with annual global spending in the billions of dollars.

•	electric vehicle charging infrastructure;

•	out of home advertising platforms; and

•	energy security and disaster preparedness.

The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) and drone charging, outdoor media and branding, and energy security that are rapidly deployable and attractively designed.

We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our EV ARC™ and Solar Tree™ products fulfill that requirement. We are agnostic as to the EV charging service equipment (“EVSE”) and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ products have been deployed with Chargepoint, Blink, Juice Box, Bosch, AeroVironment and other high quality EV charging solutions. We can make recommendations to customers or we can comply with their specifications and/or existing charger networks. EV ARC™ and Solar Tree™ products replace the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

We believe our chief differentiators are:

•	our ability to invent, design, engineer, and manufacture solar powered products which dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our products’ capability to operate during grid outages and to provide a source of emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to create new and patentable inventions which are marketable and a complex integration of our own proprietary technology and parts, and other commonly available engineered components, creating a further barrier to entry for our competition.

The resulting products are built to have what we believe is the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Envision’s products are designed to deliver multiple layers of value such as: environmental impact-free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through sales of digital out of home (“DOOH”) media, sponsorship and naming rights. The Company sells its products to customers with requirements in one or more of the three markets the Company addresses. Qualified customers can also lease our EV ARC™ products through leasing relationships we have developed. Envision’s products can qualify for various federal, state, and local financial incentives which can significantly reduce final out-of-pocket costs from our selling price for eligible customers. Currently, our revenue is mainly derived from the sale of our standard EV ARC™ to government agencies and private enterprise.

Recent Events

•	The Company is currently in the process of delivering thirty-four EV ARC™ units to New York City to complete an order received in the second half of 2018.

•	On September 25, 2018, the Company entered into an amendment to the revolving convertible promissory note for purchase order financing between Envision, the borrower, and SFE VCF, LLC, the lender. The amendment extended the term of the revolving note until December 31, 2019. There were no other changes to the note.

•	Effective December 1, 2018, the Company executed an amendment to the $1,500,000 promissory note between Envision Solar, the borrower, and SFE VCF, LLC, the lender. The amendment extended the term of the note until the earlier of (i) June 30, 2019 or (ii) the closing of the public offering of the borrower. There were no other changes to the note.

•	Between October 23, 2018 and January 8, 2019, the Company received commitment letters from eight individual lenders (five of whom are existing equity holders in the Company) committing to refinance the $1.5M term loan from SFE VCF, LLC, under substantially the same terms as the existing maturing term note, and to provide the refinance funds to Envision within five (5) business days of receiving written confirmation from the Company of the successful closing of the public offering described in this document.

•	On October 16, 2018, a delegation from the Shanxi Energy and Traffic Investment Company, a Chinese State-Owned Enterprise, visited Envision’s factory to perform due diligence on the Company, its products and facilities, and to discuss moving forward with the negotiations on a definitive agreement for a new jointly owned company in China (NEWCO). At the end of a series of meetings, which took place throughout the day, the SETIC delegation reported to the Company that they were impressed with the Company, its products and facilities. They expressed their intention to return to Shanxi, China with a recommendation to proceed with the business relationship outlined in the LOI executed by Envision and SETIC in April 2018, and that they wish to accelerate the pace of negotiations and activities required to that end. Our subsequent meetings with SETIC in China in January 2019 continued the progress toward a definitive agreement for launching NEWCO.

•	On October 15, 2018, the European Patent Office issued a notice of intention to grant a patent for our EV ARC™ product in Europe (European Patent No. 13828020.1).

•	On October 4, 2018, Envision announced that Alleghany College became the first community college in the US to select Envision’s EV ARC™ product for public EV charging.

•	On October 11, 2018, Envision announced the delivery of EV ARC™ products to five state hospitals in California, marking the first adoption of the product by a state hospital group.

•	On October 22, 2018, Envision received its first purchase order from the city of Fort Lauderdale, Florida.

•	On November 1, 2018, Envision announced the first deliveries of EV ARC™ products to California’s Department of Fish and Wildlife.

Products and Technologies

We currently produce two categories of product: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. We have recently submitted third and fourth product categories, the EV-Standard™ product and the UAV ARC™ product, for patent approval with the United States Patent and Trademark Office. They are patent pending and in late stage product development and engineering. All four product lines incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels or light wind generator, along with on-board battery storage. The EV ARC™ product is a permanent solution in a transportable format and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed but uses an existing streetlamp’s foundation and grid connection. The UAV ARC™ is a permanent solution in a transportable format and will be used to charge drone (UAV) fleets. We believe that our series of products offer multiple layers of value to our customers while leveraging the same underlying technology, fabrication techniques and infrastructure that we use for all of our products. This enables us to reach a broad customer base with varied product offerings without maintaining the overhead normally associated with a diverse set of products. Our current list of products includes:

•	EV ARC™ Electric Vehicle Autonomous Renewable Charger. (patented)

•	Transformer EV ARC™ Stowable Electric Vehicle Autonomous Renewable Charger. (patented)

•	EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger.

•	EV ARC™ Media Electric Vehicle Autonomous Renewable Charger with advertising screen and or branding/messaging.

•	EV ARC™ Autonomous Renewable Motorcycle Charger.

•	EV ARC™ Autonomous Renewable Bicycle Charger.

•	ARC Mobility™ Transportation System.

•	The Solar Tree® (patented) DCFC equipped product, a single column-mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles.

All current Envision products can be upgraded with the addition of the following:

•	EnvisionTrak™ sun tracking technology (patented),

•	Data capture and management (IoT),

•	SunCharge™ solar powered EV charging,

•	ARC™ technology energy storage,

•	E-Power emergency power panels,

•	LED lighting,

•	Media and branding screens, and

•	Security cameras, WiFi, sound, and emergency call boxes.

EV ARC™ and Solar Tree® products can also be equipped to provide emergency power to users such as first responders during times of emergency or other grid failures. Because our products replenish their batteries every day, even during cloudy conditions, we believe that they are some of the most robust and reliable back-up energy sources available today. Several of our current government customers are ordering EV ARC™ units with our optional E Power panels integrated into the units. E Power is a series of secured power outlets with directed and primary energy access available to emergency responders or whoever our customers designate. This is a source of increased revenue for us and, we believe, a compelling additional value proposition for our products.

EV ARC™ and Solar Tree® products can be grid connected if the customer wishes. Our first utility customer connected its EV ARC™ units to the grid in 2015. The EV ARC™ products provide solar powered EV charging, but they also serve as grid stability tools. During times of low energy use the utility will charge the EV ARC™ on board batteries. During times of grid stress, the utility takes energy from EV ARC™ batteries thus reducing stress on their generation assets and grid infrastructure. We believe that “Grid Balancing” offers a potentially significant market opportunity for Envision’s products as electrical grids become increasingly unstable due to increased demand, aging infrastructure, and extreme weather events or nefarious foreign or domestic actors. Experts from utilities such as San Diego Gas & Electric have told us that this is the case and that distributed storage is an important part of their future plans.

We believe these factors make our products a compelling value proposition to anyone who intends to install such devices. Our customers can deploy EV charging quickly, efficiently, and without digging up their parking lots. The positive carbon foot print impact is greater because our products use sunlight to charge the EVs and, we believe, the marketing and branding impact is far greater because the enterprise has a highly visible demonstration of its commitment to the environment.

EV ARC™ Products.

According to Bloomberg, financial services firm Morgan Stanley has estimated that the world will need to spend $2.7 trillion on charging infrastructure if it is to support 500 million electric vehicles. MIT Technology Review reports that there are already more than a billion vehicles on the world’s roads right now. It is likely that the number will increase in the coming decades and we believe that many of those vehicles will be electric. We believe the Envision EV ARC™ is the world’s first and only transportable, solar powered EV charger that can resolve many of the global charging problems that currently face the market.

EV ARC™ produces and stores all its own energy, it does not need a grid connection and therefore needs no trenching, switch gear, or transformer upgrades. Management believes the lack of a foundation, trench or electrical infrastructure means that the EV ARC™ will not need a building or any other kind of permit. We have found that to be the case in every jurisdiction in which the product has been deployed to date. It is immune to grid interruptions such as black-outs or brown-outs. As such, it will allow for vehicle charging even in times of grid failure. It can be moved at any time because it is not connected to the ground or grid, and we believe, creates an attractive and highly visible branding asset for the host. There are no utility bills to pay and, as the number of EVs increase on the host campuses, more EV ARC™ units can be added without disruption. We have observed that locations that currently offer grid tied EV chargers have placed those chargers in locations where a suitable circuit was most easily accessed – the “low hanging fruit.” As the number of EVs increase in such locations the existing chargers are no longer sufficient to fulfill the needs, leading to what is called in industry jargon “charge rage,” an event when two or more EV drivers wish to use the same charger at the same time. We believe that this will lead those locations to require more EV chargers and that, having exhausted the low hanging fruit, they will be required to extend circuits to locations in their parking lots which will require invasive, time consuming and expensive infrastructure, permitting, construction and electrical work.

EV ARC™ is a transportable, but essentially permanent EV charging infrastructure product which supports Level I, Level II and DC Fast Charging (requiring 4 to 7 interconnected units). EV ARC™ products can charge between one and six EVs simultaneously and a single unit can provide EV charging in as many as 10 parking spaces. We have observed that the EV ARC™ can solve many problems associated with electric vehicle charging infrastructure deployments. Until the introduction of the EV ARC™, the deployment of EV chargers could be hindered by complications in site acquisition caused by the complicated and invasive requirements of the installation. Typical competing EV charger installations require a pedestal which is typically mounted on a poured concrete foundation which requires excavation. Fixed chargers also typically require a trench to deliver grid connected electricity, and often require transformers and other local electrical equipment upgrades. Additional entitlements, easements, leases, and other site acquisition requirements of fixed chargers can be environmentally impactful and expensive, and may slow, or prevent entirely, the deployment of large numbers of typical fixed format chargers. California’s Department of General Services has informed us that it takes an average of 18 months to go through the process of installing a utility grid-tied EV charger. New York City, currently our largest customer, experiences similar and sometimes longer delays because of the complexities of extending the electrical grid to locations where EVs need to charge. Because the EV ARC™ has its own ballast and traction pad, it does not require a foundation. Because it is entirely powered by locally generated and stored renewable energy, it does not require a grid connection. These innovations allow us to completely avoid any on-site construction or electrical work which, in turn, allows us to avoid the design, engineering and entitlement/planning processes typical of grid-tied installations. We have demonstrated that we are able to deploy EV chargers attached to our EV ARC™ product in as little as four minutes (rather than 18 months).

When a fixed EV charger is deployed successfully, the host may be liable for increased kilowatt hour charges, and at times, more expensive demand charges. Landlords, corporations, venues, and other hosts often do not perceive enough value creation in the deployment of a fixed EV charger to justify the disruption caused by the associated trenching, foundations and electrical civil works. Consequently, they may not be inclined to grant permission to the service providers who approach them, or to install EV chargers at their own expense for their employees and guests, because the costs and disruption incurred with grid tied chargers can be prohibitive.

Many governments and corporations have aggressive goals to install EV charging infrastructure. For example, Governor Brown of California has issued an executive order requiring the installation of 250,000 EV chargers by 2025, 10,000 of which must be DC fast chargers. In September 2018, we announced that Caltrans and the Monterey Bay Air Quality District have ordered $1.2M worth of our DC fast charging EV ARC™ HP units for deployment in two highway rest areas in central California. This equates to an average of more than 40,000 charger installations per year. To date, the EV charging industry has installed a total of about 16,000 grid-tied EV chargers. In September 2018, Governor Brown issued a further executive order setting out a goal for California to be carbon neutral by 2045, meaning that all the electricity consumed in the state will have to come from renewable sources. We believe that the combination of these two executive orders will create an improved set of opportunities for us to sell our products. Nations such as the United Kingdom, France, Norway and Germany have announced total bans on all internal combustion engine vehicles (“ICEs”) during the next two decades starting with Norway in 2025. Others, like China and the State of California, are considering similar bans. China’s President, Xi Jingping has recently called for the installation of 4.8 million EV chargers on public roads by 2020 with a further requirement that EV charging infrastructure should be installed in rural and poor areas where there is limited electrical grid connectivity. Electric Vehicles will be the major replacement technology for ICEs and, as a result, the global demand for EV charging infrastructure is growing rapidly and is forecast to accelerate. Bloomberg recently reported that the global market for EV charging infrastructure is estimated to exceed U.S. $4 trillion. Vehicle manufacturers are rapidly transitioning to EV production. Volvo recently announced that by 2019, its entire portfolio will be hybrid electric (“HEV”) or fully plug-in electric (“PEV”). Ford has committed to spending $11 billion to electrify its portfolio, and VW, BMW, and Mercedes have committed to all electric portfolios. Most, if not all, automobile manufacturers currently sell or plan to sell EVs.

We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that EV ARC™ fulfills that requirement. We are agnostic as to the EV charging service equipment (“EVSE”) and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ products have been deployed with Chargepoint, Blink, Juice Box, Bosch, AeroVironment and other high quality EV charging solutions. We can make recommendations to customers or we can comply with their specifications and/or existing charger networks. EV ARC™ replaces the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

SolarTree® Products.

Our patented Solar Tree® product has been in deployment and continued improvement for several years. We believe the resulting product has become the standard of quality in larger scale solar powered EV charging, energy security, and media and branding. We understand the Solar Tree® product to be the only single column, sun tracking, and architectural solar support structure with integrated energy storage, EV charging and media platforms available today. We believe that Solar Tree® products with integrated battery storage will become important contributors to the growing EV charging infrastructure requirements in California and the rest of the world. Because our products do not require a connection to the electrical grid, they can be rapidly deployed and enable EV charging in locations where it would otherwise be impossible or economically infeasible. For example, rest areas and park and ride locations which might have sufficient energy for lights and vending machines, but do not have sufficient power for EV charging, can be served by our Solar Tree® products which can be optimized for direct current (“DC”) fast charging. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® DCFC can be deployed with minimal site disturbance. In April 2017, we received a purchase order from the Fresno County Rural Transit Authority to provide Solar Tree® DCFC products which will be used to charge electric buses from BYD Company Ltd. (“BYD”). The growth in electric bus adoption is happening at a greater pace than EVs at time of writing. BYD is the largest electric bus company in the world. We believe that the successful deployment of these Solar Tree® DCFC products for Fresno and with BYD may create significant opportunities for further deployments of electric bus charging infrastructure and DC fast charging infrastructure for EVs, electric buses and medium and heavy-duty electric vehicles, both in the U.S. and internationally. We further believe that success of the sort that we currently have with Caltrans and others may be leveraged with other departments of transportation across the United States and the rest of the world.

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

We believe Envision’s larger Solar Tree® structures also make effective multi-use and wireless EV charging infrastructure solutions. Considering the list of impediments to EV infrastructure deployments, we believe that the Solar Tree® structure with column integrated EV chargers offers significant advantages over a typical grid tied EV charger. We believe that they offer the most attractive and practical mounting assets for fixed EV charging stations. The single column design is ideal for centrally locating multiple chargers and making them available to the maximum number of parking spaces. Entitlement might go more smoothly because the Solar Tree® structures contribute more benefits to the local environment than simple EV chargers. Those additional benefits include shade, reduction in heat islanding, reduction in light pollution, architectural appeal, reduction in grid stress, and disaster preparedness when equipped with ARC™ storage technology. We believe that commercial real estate owners and corporate campuses will recognize the multiple layers of increased value delivered by Solar Tree® structures and CleanCharge™ deployed with little disruption to their facilities.

Solar Tree® structures with ARC™ energy storage technology can generate and store enough energy to provide over 1,000 e miles per day through any high quality EV charger including DC fast chargers. They can be deployed in any location that is not shaded and they do not require any utility grid connection. We believe that this vital factor makes them a compelling choice for remote locations where there is inadequate utility grid connection (e.g. rest areas). Corridor charging, the term used to describe EV charging on highways between built up areas, is recognized as being very important, but also very difficult to achieve with traditional grid tied chargers because of the lack of electrical circuits and the environmental and economic impact of bringing infrastructure to remote sites. We believe that our Solar Tree® and EV ARC™ products are ideal for corridor charging because they do not need to connect to the electrical grid. Additionally, where the requirement is for charging of mission critical vehicles (e.g. first responders, hospitals, fleet vehicles), Solar Tree® and EV ARC™ products can provide a highly robust and secure source of energy even when the grid is not available. Unlike gasoline or diesel-powered generators, our products are not reliant on external sources of fuel and, we believe, require much less maintenance, testing and service. It is our further contention that any campus environment with an EV charging need and a wish for a high degree of reliability in its electrical supply can benefit from our Solar Tree® structures with ARC™ on-board energy storage because, we believe, in times of grid instability (e.g. natural disaster, terrorism, capacity constraints), the Envision products can provide the most reliable source of energy at the location.

EV-Standard™ Product.

We have invented and are in the late stages of product development on our patent pending EV-Standard product which is, in our belief, the ideal curb side charging solution. We believe this is another area in the developing charging ecosystem which provides major opportunities and challenges within the “curbside” or “on street” sector. Because so many owners of vehicles and even fleet operators (in cities like New York and San Francisco) park their vehicles on the street, there is a significant need for curb side charging. In fact, the CEC has publicly stated that only one in seven Californian apartment dwellers are able to park their car close enough to a circuit to charge at home. Their conclusion is that curb side, on street charging will be an important contributor to the successful electrification of transportation in California. Many other jurisdictions such as New York City have made the same statements.

We believe our EV-Standard™ product is a solution to solve this problem. EV-Standard™ is a streetlamp replacement which incorporates renewable energy and on-board energy storage, and which provides a meaningful EV charging experience without significant infrastructure or construction requirements. The EV-Standard™ design includes a light-wind generator fixed atop a new streetlamp. Also integrated is a tracking solar panel and on-board battery storage. The EV-Standard™ product design takes power from the existing streetlamp grid connection and uses it to charge the on-board batteries. The streetlamp’s circuit is available 24 hours per day but is only in use during the hours of darkness. As a result, EV-Standard™ is able to use the full capacity of the grid connection to charge its batteries during the day time. A further advantage of the EV-Standard is that it is delivered with a low energy, high lumens, LED light fixture which reduces the energy required for street lighting during the hours of darkness. This makes the street light more efficient and, crucially, the EV-Standard™ can use the unused capacity of night-time operations to further charge its on-board batteries. The additional renewable energy generated by both the tracking solar array and the light-wind generator supplies more energy to EV-Standards’ batteries. The energy from the batteries is then delivered to a Level II EV charger which is mounted to the EV-Standard™ products’ column. The combination of the three sources of capacity, when delivered at once through our on-board batteries, allows us to deliver a much more powerful and therefore more meaningful EV charging experience than would be available simply through connecting to the existing street lamps’ utility grid connection as some of our competitors currently offer.

We believe that the improved EV charging experience offered by the EV-Standard™ design will be a differentiator for our company in a potentially large market. We currently provide work-place and fleet charging to the State of California, New York City and many others, through our EV ARC™ product. We believe that EV-Standard will become an excellent choice for California, New York and many other jurisdictions across the U.S., and the world, as a viable and reliable on-street EV charging solution. Accordingly, we believe that EV-Standard™ represents an important opportunity for future growth. Like the EV ARC™ and Solar Tree® products, the EV-Standard™ will not rely upon a grid connection and as such will be able to continue to charge EVs during black-outs or other grid interruptions.

The UAV ARC™ Product.

In July 2018, we filed a patent application for our new UAV ARC™ product which is currently in the advanced stage of product development. The UAV ARC™ is a rapidly deployable, highly scalable, range extending drone recharging product which forms a network. It does not require any fueling or grid connection because it generates and stores all of its own energy from renewable sources. UAV ARC™ is self-ballasted and leveling and does not require any planning or construction for its installation. UAV ARC™ has a hardened exterior and countermeasures designed to protect it from vandalism, theft or other nefarious activities. Each UAV ARC™ forms part of a broader network which fuels drones and gathers and shares information about their health and flight plans as part of the Internet of Things (“IoT”). UAV ARC™ units can be deployed on flat roofs in cities or on any terrain in remote locations. The maritime version can be deployed at sea to extend UAV missions in a maritime environment. The planned networks of UAV ARC™ units will be designed to be open to any operator of unmanned aerial vehicles as part of a subscription or individual usage plan.

Current Market Participants That We Target

Envision’s markets consist of five broad segments: State, Municipal, Federal, Enterprise and International. These segments can further be broken down into increasingly granular segments as different market opportunities are identified. Examples are University, Fleet, Resiliency, Ports and Department of Transportation, Parks, Corrections, Education and many others. Envision’s largest market is currently Municipal.

Envision’s biggest customer is the City of New York followed by the State of California which is a conglomeration of California state agencies and municipalities. Currently the most appealing markets for Envision are New York, California and Colorado. The factors are considered in our determination of an appealing primary market for our products:

•	Political Issues. Political statements, mandates and laws supporting and driving policy to reduce carbon emissions through the electrification of transportation. State and local governments focusing on the transportation industry and the electrification of fleet vehicles to reduce carbon emissions.

•	Economic Factors. The use of grants and incentives to advance the adoption of EVs and EV charging infrastructure. Regions with difficult, time consuming permitting and regulatory requirements and high construction costs.

•	Sociocultural Factors. High concentration of EV drivers and a cultural desire to be good stewards of the environment.

•	Technological Factors. Regions with good insolation, expensive energy costs, and poor or degraded air quality, and a lack of capacity or expensive upgrade requirements for their utility grid.

Growth Strategy

We currently operate in three rapidly growing and underserved markets: EV charging infrastructure, outdoor media and energy security. Our products are being used in 16 U.S. states, 70 municipalities, two international countries, and the U.S. Virgin Islands in the Caribbean. We believe that the products we produce have a global appeal and that we are only at a nascent period in the development of our sector. We believe we have a strategic growth plan in place that will enable us to increase our user base and revenues while leading to increased profitability in the following manners:

•	Increased sales and marketing to educate our universe of potential customers. We have historically not invested in significant marketing activities and have only recently added a sales team. To date most of our sales have been made through word of mouth or management relationships. As a result of not having a large historical sales and marketing budget, only a small percentage of the potential prospective customers for our products are aware that we exist and the value that our products deliver. We have observed that we have a high conversion rate from prospects to customers when we are able to demonstrate the value of our products to those prospects. We believe that with increased investment in marketing and sales we will be able to reach a much larger audience of prospects who could benefit from our products, and that we should be able to maintain our high conversion rates from prospects to customers.

•	Continue to expand our geographic footprint and customer base. Our products are being used in 16 U.S. states, 70 municipalities, two international countries, and the U.S. Virgin Islands in the Caribbean. We believe that investment in growing our geographical footprint both domestically through increased selling and marketing and also internationally with a focus on Europe and Asia will deliver significant growth opportunities. Our sales have been heavily focused on the U.S. coastal regions, specifically California and the Northeast. We observe that those regions often lead where technology transitions are concerned, and we expect the rest of the U.S. to follow the coastal leads as is historically the norm. We believe that this will result in further geographic growth for our products domestically as well as with our international expansion.

•	Enhance our gross margins by focusing on increased sales, improved operating efficiencies and reduced cost of materials and production. Our gross profits are the profits we make after deducting the costs associated with manufacturing our products from the revenue we receive from our customers for those products. Our gross profits are impacted by cost contributions which fall into two categories:

1.	Variable costs
2.	Fixed costs

Variable costs include the cost of the direct raw materials, such as batteries, solar panels, electronics, steel, and direct labor associated with each product and as such vary in proportion to the volume of units we sell. When we sell more units, our variable costs increase and when we sell less, the opposite generally occurs.

Fixed costs are more or less constant at certain levels of sales and production and include contributions such as rent, insurance and underutilized labor (assuming a fixed labor pool, underutilized labor costs decrease with increased unit production volumes). The lower the volume of production, the higher the contribution of fixed costs will be to each of such units sold. Conversely, as we increase our production volumes the contribution of fixed costs to each unit is decreased. Generally Accepted Accounting Principles (GAAP) require that, under “absorption costing”, a portion of our fixed costs are assigned to each unit of production. For example, if our fixed costs were $1M per year and we only produced one product during that year, the fixed cost contribution for that product would be $1M dollars and would be added to the variable cost to calculate our gross profits (or more likely, losses) when the unit was sold. If, on the other hand, we produced 100 units during the same period, the fixed cost contribution for each product would be $10,000 per unit, or 1/100th of $1M, and, when added to our variable costs, would result in a far lower cost of goods sold (COGS) per unit when such unit was sold and as a result, a much-improved gross profit. At a certain volume of unit production, any manufacturing company should meet a fixed cost break-even point assuming their variable costs are less than the price they charge their customers for the products.

There are a variety of ways we can reduce our variable costs which include:

1.	Negotiation of better pricing from our vendors
2.	Improved timing of purchasing
3.	Improved efficiencies in our processes
4.	Product design improvements
5.	Insourcing of certain processes which are currently performed by outside providers (who endeavor to make a gross profit on the services they provide us)

We believe that there is really only one way to reduce our per unit fixed costs as long as we continue to pursue our current strategy: increase unit sales volumes.

During the first three quarters of 2018, our fixed costs allocated to sold units were, according to GAAP, approximately 18% of our revenues. We arrived at this percentage of allocation by estimating the number of units we anticipated producing during the full year, using the best information available to us about our contracted backlog, and then allocating a proportionate share (based upon those estimates) of our fixed costs to each of the units we actually produced during the first three quarters. If we had estimated that we would produce twice as many units and sold those with similar pricing, then our estimated fixed cost contribution would have been approximately half that amount, or around 9% of revenue, which would have improved our estimated gross profit by the same amount. If we had sold four times as many similarly priced units, then our fixed cost contributions would be around 4.5% of our revenue and so on. In each case the more units we produce, the less fixed costs are allocated to each unit because the fixed costs are shared among more units. Even if our variable costs per unit do not decline with increased volume (which we expect them to do), our total costs per unit should fall as we increase the number of units we produce and sell. In fact, as a result of design and production delays caused by operating capital shortages, we produced less units in the fourth quarter of 2018 than we had anticipated. We recognized the resulting negative impact to our gross profits in the fourth quarter of 2018. The gross profits associated with the units which we failed to produce and deliver in 2018 are now expected to be recognized in 2019.

According to GAAP, our variable direct costs per unit in 2018 have been as low as approximately 70% of our revenues meaning that, excluding the fixed costs described above, our per unit gross profit has been as high as approximately 30% even with the lower volumes we have produced to date. The following infographics show breakdowns of unit economics for a typical EV ARC™ product and for our least profitable EV ARC™ product:

We have historically reported gross losses because the combination of our fixed and variable costs resulted in COGS which were greater than the revenues we generated from the sale of our products. Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations for a full description of our consolidated financial results.

•	Measures we are taking to improve our gross profits. We are continually striving to increase our sales volumes and in 2018, our revenues are 343% higher than our 2017 results. We believe that this trend will continue and our backlog (approximately $4.4M at December 31, 2018) and pipeline (approximately $27M including the latest California Contract) combined with positive growth trends in demand in the markets in which we focus, inform that belief. See “Industry Overview” in this report.

We have assumed in the past, and continue to assume, that our sales will increase and will, as a result, reduce the impact of our per unit fixed cost contributions. For example, we believe that our factory and current staffing level are sufficiently large to allow for a five-fold increase in unit production without significant increases in fixed costs. We selected a factory and staffing level of this size (along with its fixed costs) because we believe that we will grow our sales as the markets for electric vehicle (EV) charging expand as further discussed in this document. We also believe that it is not unusual for manufacturing companies to have higher fixed cost contributions to their COGS in the early stages of market and product development. We anticipated this as we planned for growth with our current facilities even though we understood that these higher fixed costs would negatively impact our gross profits in the early stages of our evolution.

We also continue to strive to reduce our direct variable costs and we have observed that in many instances we have been successful in this area. For example, we have negotiated reduced pricing with our vendors of steel, solar panels, inverters, tracking gears and batteries which are the largest cost contributors to each of our products. We have also become more efficient in our fabrication processes which has reduced the direct unit labor hours associated with producing our products.

There are also market forces at work which, in the case of our most expensive components, are contributing to lower direct variable costs for our products. According to Forbes, battery prices have fallen from over $1,000 per kWh in 2010 to less than $200 per kWh in 2017, and Forbes forecasts that prices will reach $100 per kWh by 2025. Forbes also forecasts that second life (used batteries which would still work on our products) will fall to less than $50 per kWh. We currently pay more than $300 per kWh and as such see significant opportunities for future reductions in our COGS as the price of batteries falls. Batteries currently make up approximately 24% of our COGS on an average EV ARC™ unit.

Solar modules have seen similar precipitous price declines. Bloomberg provides a benchmark monocrystaline module price of $0.37 per watt in 2017 down from $10.00 per watt in the early nineties. While we use more expensive modules than the Bloomberg benchmark (because they are higher quality and have a higher output efficiency), we have still benefited significantly during the last few years from the decrease in solar module pricing. We believe that we will see further reductions in cost per watt for the foreseeable future. Solar modules currently make up approximately 11% of our COGS on an average EV ARC™ unit.

We have observed that increased unit sales do not only reduce our fixed per unit costs but can also favorably impact our direct variable costs. For example, on October 1, 2018, we negotiated a reduction of approximately five percent on the price we pay for steel for our products. On the same day we negotiated a reduction of approximately three percent on the price that we pay for certain major electronic components that we integrate into our products. Our solar module vendor has informed us that our current increased purchasing should result in a further 4% reduction in the price that we pay for solar modules. These price reductions have not been driven by commodity pricing, rather, they are the result of our increased buying power with our vendors and in particular, the large orders we are placing so that we can execute on our backlog which, as of December 31, 2018, is at approximately $4.4M. We have observed that we have been able to negotiate price reductions on other components and commodities which we integrate into our end products as a result of our increased buying power. We believe that there are further significant gains to be made in that area as our sales volumes increase.

We currently outsource the painting and coating of our products to a third party. We are aware that this third-party endeavors to earn a gross profit when selling paint and coating services to us. We also incur costs and disruptions transporting our products to and from the painting vendor’s facility. We believe that an investment in an improvement to our facility that would make it possible for us to paint and coat our own products could lead to significant cost reductions related to those tasks and improved product flow, which might further reduce our COGS and increase our production capacity.

Our pricing strategies and our investments in fixed overheads such as our manufacturing facility have been driven by our belief that the demand for our products will increase as the markets on which we focus evolve, and we see an increase in unit sales as a result. We have not endeavored to cover all of our costs with the sale of a small number of units because we believe that the higher sales price might have priced our products out of the market. Our belief in the growth of our target markets and in our ability to continually reduce costs as we increase production volumes has led us to the decisions we have made around product pricing and investment in overhead. We believe that the growth in our sales and our historical ability to reduce direct variable costs, support our continuation of this strategy, and that we can increase our gross profit margins significantly, in the future. The management team encourages all members of our sales and operations teams to contribute continuously to these efforts.

•	Increased leverage of outsourcing as our manufacturing process scales. We have invested in facilities to enable us to produce our products in-house. This strategy has enabled us to efficiently grow through our product development process while controlling and reducing costs. However, as our product development process matures and as we become experts on our manufacturing process, we believe that there will be certain components of our manufacturing process that will be outsourced to manufacturing vendors. We believe that we will be able to cherry pick certain of our components for outsourced manufacturing, simultaneously reducing our costs and increasing our capacity. While we intend to continue in-house manufacturing for all new products as they advance through product development, we anticipate a future when the manufacturing of our mature products is carried out by far larger and more efficient manufacturers at greater speed and lower cost.

•	Expansion of our recurring revenue business. As our business matures, we will begin to expand the recurring revenue component of our business model through service and maintenance contracts, data gathering and sharing, outdoor media and branding, naming rights, and sponsorship of networks of our products. Historically, we did not focus on service and maintenance contracts but rather focused on unit number growth. Many of our customers have indicated to us that they would be interested in acquiring service and maintenance contracts as well as extended warranties from us. We believe that as we grow our customer base, we will have increasing opportunities to add recurring revenue through these services. We believe that our ability to gather and share data about the vehicles and other users of our products may become increasingly valuable as the markets we focus on, such as EV charging, mature. We are working with partners to create recurring revenue streams through sponsorship and naming rights for networks of our products.

•	Capture market share of the electrified personal and public transportation space, which is at a nascent phase. To date we have concentrated on fueling the revolution in sedan electrification. However, we believe that other modes of electrified transportation are growing rapidly. The expansion in the use of electric bicycles, scooters and motor scooters is evident in many large cities across the U.S., Asia and Europe. As more people rely on last mile solutions such as e-bikes and e-scooters, the requirements for charging infrastructure will proliferate. We are working with an electric bike and scooter manufacturer to bundle two wheeled electric modes of transport with our EV ARC™ product. We believe that sales of bundled solutions combining our products with others transportation solutions represents another significant growth opportunity. The growth in the use of electric buses is happening at a more rapid pace than that of EV sedans. We have already sold our Solar Tree® DC fast charging solution to the Fresno County Rural Transit Authority for use in the charging of their public buses. This will be our first such deployment but we believe that it will lead to significant opportunities in this rapidly growing space.

•	The network effect (IoT) will drive significant value from the data we collect. The units we produce communicate to our central facility which creates a network effect. Units will be able to communicate with each other in the future. Each of our products sends data back to our central facility across a wireless network. The more units we have deployed the more data we will be able collect and the more we can learn about charging habits, EVs, traffic patterns and many other useful data sets. We believe that there will be significant value in this data in the future. For example, we believe that our outdoor media business segment will become more valuable as more units are deployed and communicating data about their individual usage. Our ability to communicate remotely with our media assets means that we will increasingly be able to change content on the units, perhaps in response to the individual users. As parcel delivery increasingly electrifies and the usage of drones and package drop-off locations multiply, we believe that our portfolio of deployed assets, particularly UAV ARC™ units, will become increasingly valuable as a source of electricity for fueling and energizing network assets as well as physical assets, which will allow for branded “locker” facilities.

•	Continued expansion of our Outdoor Media Business unit. We believe that a significant opportunity for increased high margin, recurring revenue exists in this business unit as a result of new contract wins. In November 2017 we signed an agreement with Outfront Media (NYSE:OUT) to sell naming rights and sponsorship arrangements for networks of our products deployed across cities. We believe that we are progressing towards success with this initiative. We intend to retain title to future products deployed under this business model and believe that we will be able to capture significant and increasing levels of recurring revenue while maintaining ownership of the underlying assets. Although we have delivered a small number of our products with outdoor media platforms integrated to date, we believe there is significant room to expand this aspect of our business in a meaningful way.

•	Develop and innovate new products while building a strong IP portfolio. The majority of our revenues come from sales of our EV ARC™ and our Solar Tree® product family. The underlying technology is the same for both product sets and we have leveraged the same proprietary underlying technology to invent two new products which are currently patent pending: (i) EV Standard™, which is a renewable energy street lamp replacement EV charging solution, and (ii) UAV ARC™ or DCN™ – Drone Charging Network, a renewable energy drone recharging product. This will allow us to broaden our market appeal while not significantly increasing the requirements of our manufacturing lines. We believe this strategy will enable us to grow revenues more profitably through increased operating leverage. We intend to continue to research other areas in which we believe that our ability to deliver rapidly deployed, highly reliable and cost-effective sources of renewable energy in a productized format are embraced by prospective customers, so that we can continue to invent and develop new products which we believe will bring value to our target audiences. We believe that with sufficient investment we will be able to bring new products to market and create significant and rapidly growing opportunities to generate more revenue.

Key Initiatives

Our growth strategy will target a number of key initiatives as we scale our business. Currently we are focused as follows:

Targeting State and Local Governments Who Are Implementing Renewable Energy Initiatives.

We have been successful in wining contracts from a number of state and local governments. We will continue to target these entities as a result of changing environmental policies that are positively impacting the products that we produce.

During 2016 and 2017, the State of California’s Department of General Services and New York City’s Department of City Administration Services, respectively, both conducted global searches for products which could compete with the EV ARC™. In both instances they released publicly available Requests for Proposals (“RFP”) for competing products and in both cases, though the contracts were competitively offered, only Envision demonstrated that it has a product which met their specifications. In both cases we were the only qualified respondents to the contracting process and in both cases, we were awarded multi-year, multi-million dollar contracts.

Envision’s EV ARC™ product was selected for a State of California contract for transportable, solar powered EV chargers. As far as we are aware, there were no other respondents to the State’s RFP (request for proposal) with products which qualified, further supporting our belief that EV ARC™ is a product which is unique in the market. Similarly, when we responded to the New York City RFP, we believe we were the only respondent with a qualifying product. Staff members from the State of California have commented to us that they believe that they are behind goals where the deployment of EV charging infrastructure is concerned. In July 2015, we were awarded a mandatory contract to supply EV ARC™ to California state agencies (to the extent ordered by them) by the Department of General Services of the State of California, for a term of one year with two one-year renewal options. This contract was renewed by the State of California in 2016 and we have regularly delivered EV ARC™ products to state agencies since 2016. In June 2018, our contract with the State of California was renewed by the State for up to four more years (two years with two more one-year options at the State’s election), and its scope was expanded to include more of our products. The State estimated the value of the renewed contract to be over $20 million. On September 10, 2018, the Company received a new $3.3 million order from the City of New York for 50 EV ARC™ units for delivery.

We believe that the major impediments to the deployment of EV chargers are the requirements for civil works such as trenching and foundations, as well as limited access to sufficient electrical circuits to support EV charging in the locations where it is needed. However, Envision’s products do not require access to utility grid circuits, and as such are perfect for remote locations such as rest areas and park & rides. Our EV ARC™ products can be deployed in minutes and our Solar Tree® and EV ARC™ DCFC products can provide over 1,000 e miles per day through DC fast chargers which will deliver a full charge to a Nissan Leaf (for example) in 30 minutes or so. We believe that this makes our products ideal for many of the State of California’s goals for the electrification of transportation, and as such, we are aggressively targeting the State with face to face meetings and educational materials. We believe that if we continue to be successful with the State of California and Caltrans, these relationships will help us to expand sales to other states, the federal government, and the Department of Defense as a result of us having gone through the extensive due diligence with these entities. We believe that the purchase orders we have received from multiple municipalities and also from Department of Energy National Laboratories are validating our business plan and the need for our products in the market.

New York City made its first purchase of EV ARC™ products during the second quarter of 2015. New York’s Mayor Deblasio recently announced what the city believes are the most aggressive EV adoption targets of any major city in the world. Its goals call for over 2,000 EVs to enter the city’s fleets by the end of 2018 with an investment of $50 to $80 million over the next 10 years to support additional charging infrastructure.

In September 2016, New York City’s Department of City Administration Services (DCAS) (the City’s contracting department) released an Invitation to Bid (“ITB”) for EV charging infrastructure. The ITB specified Envision Solar’s EV ARC™ product. After submitting our response, we attended the bid opening where Envision was the only respondent. We were awarded a contract by DCAS in April 2017. The contract is similar to the one we have with the State of California in that it enables any NYC department to buy EV ARC™ products without having to go through any further due diligence or competitive bidding process. DCAS itself is a customer and has ordered product from us. So far, as of December 31, 2018, we have delivered 52 EV ARC™ units to New York City for a total value of approximately $3.5 million. EV ARC™ is being used by NYPD, Department of Design and Construction, NY Dept. of Education and other entities. We believe that the City’s requirements for rapidly deployed and highly scalable EV charging infrastructure will only increase in the coming year and the recent order of 50 more EV ARC™ units from New York reinforces that belief.

There are over 19,000 municipalities in the U.S. Our products are being used in approximately 70 of them as of the date of this report. We believe that the municipal market for our products is robust and offers significant opportunities.

Creative Financing Mechanisms to Solve Our Customers’ Needs.

We have observed that our EV ARC™ product is often less expensive for our customers than the costs associated with grid-connected chargers. We have also observed that many of our customers do not always have sufficient capital resources to allow them to purchase as much EV charging infrastructure as they need. We have been told by certain government customers that they have greater flexibility to pay operating expenses (“Op Ex”) than capital expenditures (“Cap Ex”). Furthermore, many of our customers, for example government entities, are not able to take advantage of the tax incentives offered by the Federal and state governments as they do not have a tax liability. As a result, we are working with a group of equity and tax equity investors and debt providers to create a financing mechanism which will allow our prospective customers to take advantage of our products through making a series of monthly payments spread out over many years. The cost of the products to our customers will be reduced by the available tax incentives which will inure to the investors who will in turn pass on the savings in the form of reduced monthly payments. In the future, we may offer financing of our products internally so that we can increase our recurring revenue and capture the tax incentives for the benefit of the Company.

During meetings with various state government officials we have been led to believe that the combination of reduced overall costs and the spreading of those costs across many years through monthly payments might make it more likely that government entities can order larger volumes of our products. Initially the Company’s cash flows are not expected to be impacted by this structure as the investors would take title to the products and pay Envision the full price for them at the inception of the plan. However, it is possible that at some time in the future we may elect to increase our involvement in this process as a means to create a source of recurring revenue and also to take advantage of the spread on the cost of the capital we source and that which we charge our customers for the financing.

International Renewable Energy Policy is Facilitating our International Expansion Plans.

EV growth is active in many parts of the globe. So is the need for energy security and the desire for outdoor media. Many nations are ahead of the U.S. in terms of per capita spending for EVs and also in the rates of the growth. We believe that our products solve many of the same problems globally that they solve in the United States. We believe our ability to export our intellectual property and our knowledge is better than it has ever been in the past. We have adapted our products so that they are easily shipped as simple kits or in folded expandable form in a standard shipping container. We have moved from project to product so that we do not have to be on site when our products are installed, which means that we can ship products anywhere in the world, leaving the installation work to local resources. We also believe that the knowledge we gained by putting an in-house fabrication facility in place, inexpensively, to fabricate our products could allow us to rapidly scale in international markets.

Many nations including the United Kingdom, Norway, Germany, France, and India have announced total bans on internal combustion vehicle sales after 2040, starting with Norway in 2025. China is considering similar bans.

We believe that in order to achieve global goals for EV charging infrastructure, a rapidly deployable and highly scalable set of EV charging solutions like those we offer will be vital. We believe our products will be needed both in the U.S. and internationally. For this reason, we are continuing to explore opportunities to expand internationally.

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

Since 2016, we have been engaged in discussions and negotiations with various Chinese entities. We have observed the business and negotiation environment to be complicated and opaque. In April 2018, Envision’s CEO and a delegation from the U.S./China Chamber of Commerce visited China with particular emphasis on one particular province. We believe that substantial progress was made in negotiating a deal whereby Envision’s products might be produced for sale in China in a manner which is beneficial to our shareholders. Our strategy is to take no deal, rather than a poor deal that we do not have full confidence will deliver positive and secure results for the Company. We believe that we have taken a significant step towards realizing the benefits of this strategy.

We continue to work with entities such as the U.S./China Chamber of Commerce in an effort to identify other suitable potential partners in China. We seek to find a partner that can manufacture and sell our products in that region. We have observed that many such entities exist and we further believe that the Chinese market affords attractive opportunities. In April 2018 Envision’s CEO travelled to China with a delegation from the U.S./China Chamber of Commerce with the specific intention of meeting with Shanxi Energy and Traffic Investment Company, LTD. or SETIC, a State-Owned Enterprise (SOE) with approximately 50,000 employees. SETIC is responsible for major transportation and energy initiatives such as the construction of high-speed rail, the owning and operating of fleets of public buses and taxis, and the deployment of renewable energy generation. SETIC currently operates 4,000 electric buses and 10,000 electric taxis, and has plans to electrify its entire fleets. They currently lack sufficient charging infrastructure to service their own requirements and have been tasked by the governing Party in Beijing to expand EV charging infrastructure across Shanxi Province and the rest of China. Envision and SETIC signed a non-binding LOI which describes the terms and conditions governing how both parties will form a NEWCO with equal (50/50) ownership. SETIC will contribute the required financial, human and physical infrastructure resources while Envision will contribute a non-exclusive license to its proprietary technology solutions further described in this document. The NEWCO will be responsible for the selling, manufacturing and deployment of Envision’s products in China. On October 16, 2018, a delegation from SETIC visited Envision’s factory to perform due diligence on the Company, its products and facilities, and to discuss moving forward with the negotiations on a definitive agreement for a new jointly owned company in China (NEWCO). At the end of a series of meetings which took place throughout the day, the SETIC delegation reported to the Company that they were impressed with the Company, its products and facilities. They expressed their intention to return to Shanxi, China with a recommendation to proceed with the business relationship outlined in the LOI executed by Envision and SETIC in April 2018, and that they wish to accelerate the pace of negotiations and activities required to that end. Our subsequent meeting with SETIC in China in January 2019 continued the progress toward achieving a definitive agreement for launching NEWCO. While this transaction and relationship are not finalized or formalized, we believe that these activities are useful advances towards our goal of becoming active in the world’s largest and most active EV market. We will continue to endeavor to create an agreement with a partner in China with whom we can execute a secure and beneficial arrangement for Envision Solar.

We believe that our international efforts could represent a significant set of new, large, and growing opportunities for the Company to monetize in the future.

Continue to Create Innovative Industry Leading Products.

EV Standard™ - We have invented and are in the late stages of product development on, our patent pending EV-Standard™ product which is, in our belief, the ideal curb side charging solution. We believe that the “curbside” or “on-street” sector is another area in the developing charging ecosystem which provides major opportunities for us and challenges for our prospective customers and competitors.

UAV ARC™ - We are in the development stage of, and have filed a patent application in the United States for, our new invention providing for aerial and maritime electric drone charging networks powered by renewable energy and readily deployable. Our electric drone charging network infrastructure is designed to extend the range and improve the effectiveness of electrically powered drones.

ARC Mobility™ - We have observed that the commercialization of our ARC Mobility™ transportation solution has revolutionized the way that we deliver our EV ARC™ product to our customers. We believe that EV ARC™ is already the most easily deployed EV charging solution available today. ARC Mobility™ makes it even easier and as a result, we believe it could help increase the product’s penetration and sales. We have already sold ARC Mobility™ to customers including New York City and Google.

Transformer EV ARC™ – We are starting to see increased interest from overseas markets for our products. We are in the process of extending elements of our IP protection to Europe and China. The Chinese have issued a Chinese patent for our EV ARC™ and the European Patent Office issued a notice of intent to grant a patent for EV ARC™ on October 15, 2018. In 2016, we delivered an EV ARC™ to the government of the U.S. Virgin Islands which survived Hurricanes Maria and Irma. We have received several inquiries from Caribbean island communities as a result of that sale. We have designed EV ARC™ to be transportable, and within the Continental United States, we can now transport it using either our ARC Mobility™ trailer or commercial trucking companies. We have invented, tested, and delivered a design modification which allows us to effectively collapse the EV ARC™ for containerization with a simple expansion process at the destination which does not require sophisticated personnel, tools or significant time. The United States Patent and Trademark Office (“USPTO”) has issued us a patent on this technological improvement (Transformer ARC™) on or about March 18, 2018. Our first successful deliveries of such units were made to New York City during the third quarter of 2015 as well as to the Caribbean and Spain in 2016. Since that time all EV ARC™ units which have been delivered to customers at locations greater than 1,500 miles from our factory have been Transformer ARC™ products. Management believes that our ability to ship EV ARC™ products in commercial container units will allow us to address overseas and distant markets in a way which has not been possible until the successful testing and delivery of Transformer ARC™, and in a way which we believe no other competitor can match. We believe global growth in EV charging, Out Of Home advertising, and energy security is vibrant. We believe that our ability to ship products worldwide will allow us to take advantage of these global opportunities.

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

Our Products can be Used in Multiple Markets including the Out Door Advertising Market (or Out of Home Advertising –“OOH”), Providing Us with a Unique Opportunity to Expand and Monetize the Markets in Which We Operate.

We believe that our technology can potentially be monetized in a variety of ways to commercially exploit inefficiencies in certain markets such as the advertising industry. By offering a unique, appealing and socially worthy outdoor physical platform to host digital and static outdoor advertising displays or sponsorship and naming rights, we are in a special position to earn revenue in this business.

In November 2017, we executed an agreement with OutFront Media (NYSE:OUT). The agreement covers the relationship in which OutFront sells sponsorship and naming rights to networks of EV ARC™ products distributed across major U.S. cities starting in San Diego, California. OutFront has successfully sold similar deals in the past to fund bike sharing programs and believes that the market for sponsorship and/or naming rights for highly visible, solar powered EV charging networks may be as or more lucrative than the bike sharing programs. The business model involves a third party, typically a large corporation looking to enhance its corporate image, paying a fee for the rights to name or sponsor an EV ARC™ network. The duration of the sponsorship might be three to five years. The fee is calculated based upon Envision’s selling price of the product and a success fee paid to OutFront Media. Envision or a related entity would retain title to the units during the term and at the end of the term we would have the right to repeat the process. We believe that this model may constitute a significant opportunity for growth in the volume of units we deploy, and also a recurring revenue stream to augment our one-time product sales revenues. We are currently working with OutFront Media to secure permission from the City of San Diego for our intended use.

We have also secured an agreement with ACE Parking to deploy EV ARC™ Digital in their parking lots across San Diego, California, and more broadly. We may also seek an advertising partner or work with OutFront Media to monetize the value of the advertising screens. We have walked the ACE locations with an OOH company which has confirmed that they will allow for sufficient visibility of our screens to make an attractive advertising platform. The OOH company identified 60 initial locations in San Diego which the Company believes will generate advertising revenue using our EV ARC™ Digital. We will continue to seek to develop relationships with OOH providers. With success in San Diego, management plans to endeavor to expand our EV ARC™ Digital network to other cities. Management believes that the combination of our transportable, solar powered EV chargers with digital and static advertising may present a significant growth opportunity for the Company.

Differentiation from Competitors

We believe our chief differentiators from our competitors are our ability to invent, design, engineer, and manufacture solar powered products which dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives.

•	Rapid deployability and scalability of our products. We believe that our products are more rapidly deployed and more scalable than any of the other solutions in the markets we target. At a time when rapid growth is required in the amount of publicly available EV charging infrastructure we believe that our ability to deploy permanent solutions in a fraction of the time and often for much lower costs than our competition is a significant differentiator.

•	Lower total cost of ownership. We believe that our reliance on renewable energy sources such as solar and wind rather than utility provided electricity, combined with our low or no construction installation requirements, will make our products less expensive to own and operate in many instances.

•	Environmentally sound approach. We believe that many of our customers are increasingly aware of the environmental impacts of their operations. Those customers who are installing EV charging infrastructure are aware of the pollution associated with transportation and seek the cleanest method of fueling their vehicles. This is a significant contributing factor in their choice of electric vehicles. Because our products can be entirely powered by renewable, clean, solar energy as opposed to grid electricity which is 70% powered by carbon fuels in the US, we believe that our environmentally sound approach will continue to be viewed as a significant differentiator by our customers and prospects.

•	Unique operating capabilities of our products. We believe that our product’s capabilities to operate during grid outages and to provide a source of emergency power rather than becoming inoperable during times of emergency or other grid interruptions are significant differentiators from our competitors. Our products give our customers ultimate flexibility in a time of need while also providing operational efficiencies in normal operating conditions.

•	Strong patent portfolio to protect our products. Our ability to create new and patentable inventions which are marketable, and a complex integration of our own proprietary technology and parts with other commonly available engineered components are further barriers to entry for our competition. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers.

•	Diversified product portfolio provides multiple markets to monetize. Envision’s products are designed to deliver multiple layers of value. Those value propositions include impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production and storage; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through sales of digital out of home (“DOOH”) media. The Company sells its products to customers with requirements in one or more of the three markets it addresses. Qualified customers can also lease our EV ARC™ products through leasing relationships we have developed, but not yet utilized. Envision’s products can qualify for various federal, state, and local financial incentives which can significantly reduce final out-of-pocket costs from our selling price for eligible customers.

•	Manufacturing and operating efficiencies. We believe that the continuation of our strategy to create highly engineered, highly scalable products that are manufactured in-house and that are delivered complete or as a kit of parts to the customer site, and which require minimal planning, entitlement, or field labor activities, is further positioning us as a leader in the provision of unique and highly scalable solutions to the markets we target. Our products are complex but standardized, readily deployable and reduce the exposure of the Company and our customers to the risks and inherent margin erosion that are incumbent in field deployments.

We have invented and incorporated EnvisionTrak™, our patented and proprietary tracking solution, into all of our products, furthering the unique nature of our products and, we believe, increasing our technological leadership within the industry. EnvisionTrak™ is a complex integration of high quality gearing, electrical motors, and controls which are combined in a robust, highly engineered, and reliable manner. While there are many tracking solutions available to the solar industry, we believe EnvisionTrak™ is the only tracking solution which causes the solar array to orient itself in alignment with the sun without swinging, rotating, or leaving its lineal alignment with the parking spaces. We have received a patent on our claims of these attributes. We believe this is a vital attribute in solar generators in parking environments, since any swinging or rotating arrays could result in impeding the flow of traffic, particularly first responders such as fire trucks, in the drive aisles. It is a violation of many local codes to have restricted overhead clearance in the drive aisles. EnvisionTrak™ has been demonstrated, through data obtained from our customers, to significantly increase electrical production. An additional value is derived from the high visual appeal created by EV ARC™ or Solar Tree® structures which are tracking the sun in perfect synchronicity. EV ARC™ and Solar Tree® products incorporate our latest engineering and fabrication improvements. This has allowed us to reduce costs and time to deploy Solar Tree® structures, and we have seen improvements in the fabrication processes for all of our products. We anticipate further improvements in future deployments of the products as we incorporate more smart technology, data management and energy storage capabilities.

EV ARC™ products fit in a standard legal-sized parking space but they do not render that parking space unusable because vehicles, EV or otherwise, can park on the high-traction ballast pad. This is a significant differentiator for our product as most commercial and government owned parking lots have a minimum number of parking spaces which they must provide, according to local codes, to support their tenants, employees and visitors. Reducing, even by one, the number of available parking spaces might place the building out of compliance with local and perhaps other codes. We believe that the fact that EV ARC™ does not reduce parking creates a significant barrier to entry for our competition as our high-traction ballast pad forms part of our patent. EV ARC™ products are delivered to our customers’ sites ready to operate.

For customer locations within 1,500 miles of our factory, we use our proprietary and unique transportation system, the ARC Mobility™ trailer (“AMT”). The AMT is a hydraulically operated trailer which is towed behind a standard one-ton pick-up truck with either a hitch or a gooseneck connection. The AMT uses hydraulics to elevate the EV ARC™ unit above the ground and fix it beneath the AMT trailer where it stays during transportation. Upon arrival at the site the driver uses the hydraulic system to lower the EV ARC™ product into its designated parking space. This process takes as little as four minutes and is performed by one individual with no other specialized equipment. We typically deliver EV ARC™ products during the night because our target parking spaces are generally open at that time. For very tight locations we have a small electric powered tug which can maneuver the AMT into locations which will not accommodate both the truck and the trailer. Destinations which are greater than 1,500 miles from our office are reached through deliveries by third-party carrier’s trucks and trailers or in standard shipping containers by truck, rail or sea. Because the EV ARC™ is too large to fit inside a container in its fully erect position we have invented, patented and perfected a modification to the product which we call Transformer ARC™. Transformer ARC™ products can, using a hydraulic ram, collapse in upon themselves (stowing) thus presenting a much smaller form factor which will fit inside a shipping container. When the Transformer ARC™ product arrives at its destination it is un-stowed using the same hydraulic ram and then placed, fully erect, into its designated parking space. The Transformer ARC™ modification to the EV ARC™ is patented. We believe that our ability to ship the EV ARC™ in different configurations and by different means is both unique and a significant differentiator from our competition.

In some instances, we have integrated a digital, static or scrolling advertising screen onto the EV ARC™ creating the EV ARC™ Media. These advertising screens are resistant to weather, theft, and vandalism and are powered entirely by the EV ARC™. The introduction of the advertising screen creates new potential revenue streams for the owner of the EV ARC™ and we believe that this makes an EV ARC™ a more attractive product for certain prospective customers. This advancement could lead to multiple other similar uses of our products. Because the EV ARC™ product delivers valuable services such as solar powered EV charging and a secure energy source which can be used by first responders during grid failures, management believes that the signage, promotion and advertising may be eligible for permitting where other advertising platforms would be prohibited.

EV ARC™, the Solar Tree® and EV Standard™ are designed to address the sizable market of EV charging infrastructure. We believe the current lack of such infrastructure is the single greatest impediment to the adoption of EVs in the U.S. and elsewhere. A standardized, portable, easily deployable EV charger, which is renewably energized rather than relying on carbon based electrical energy, would appear to have significant appeal to those who are interested in the proliferation of EV’s and EV charging infrastructure. We believe no competing company has a similar product, so the Company’s first-to-market position should create an opportunity for a sizable share in the market interest.

Manufacturing and Operating Efficiency

Through ongoing operational improvements, cost reductions and increasing sales volumes, we have reduced the total costs for labor and parts for each individual EV ARC™ product to the point where they are lower than the selling price at the individual product level. Our fixed overhead costs such as rent, insurance, and other direct overhead costs are spread across the modest volume of units we had produced and, as a result, we generally recognize net losses on sales rather than gross profits. We continually endeavor to make production improvements in both our products and our processes to reduce our manufacturing costs while maintaining the high quality for which we strive. As unit sales continue to increase and continue to be sufficient to overcome certain fixed overhead costs shared amongst all of our production, and we sustain the trend of reducing our costs through improved economies of scale, production process improvements, and component cost reductions, management believes that gross profits will be realized and maintained.

Operations

We are headquartered in San Diego, California in a leased 50,000 square foot building professionally equipped to handle the significant growth possibilities we believe are in front of us. The facility houses our corporate operations, sales, design, engineering and product manufacturing.

The EV ARC™ and Solar Tree® structures are currently fabricated in this facility. We intend to fabricate EV-Standard™ and UAV ARC™ in the same facility. We have reduced certain direct costs associated with individual products as a result of insourcing fabrication. We believe we have been better able to control quality as a result of our own in-house manufacturing processes as opposed to outsourcing this activity as we did in the past. We have made improvements to existing products and are able to introduce new products in a much more timely and efficient manner. Management believes that the product development process is significantly faster and less expensive when carried out by an in-house fabrication facility. We sell our Solar Tree® products as an engineered kit of parts to be installed by third parties employed by the buyer of the Solar Tree® kit. We will continue to deliver our EV ARC™ product, using the specialized and proprietary ARC Mobility™ trailer, within an approximate 1,500-mile range of our fabrication facility, and use third party transportation solutions and Transformer ARC™ for greater distances. Our EV Standard™ and UAV ARC™ will be delivered by third party transportation providers.

Management believes that the continuation of our strategy to create highly engineered, highly scalable products which are delivered complete or as a kit of parts to the customer site, and which require minimal planning, entitlement, or field labor activities, is further positioning us as a leader in the provision of unique and highly scalable solutions to the market markets we target. Our products are complex but standardized, readily deployable and reduce the exposure of the Company and our customers to the risks and inherent margin erosion that are incumbent in field deployments. Wherever possible, the components of the Solar Tree® structures are factory integrated and assembled such that complete assemblies are delivered to customer sites so that they may be erected and installed by readily available local labor contracted directly by the site host without our involvement. As part of the delivery of Solar Tree structures to our customers, our design and engineering team has created a detailed, step by step, installation manual that can be used by any competent construction firm to seamlessly erect and install our structures. With this manual, we believe the ease of installation can be directly communicated to minimize installation costs and thereby reduce sales hurdles, resulting in increased sales.

The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee.

We continue to bring engineering improvements to our products that are designed to increase the level of standardization and reduce the field labor and effort required for product deployment. The EV ARC™ is the embodiment of this strategy in that it requires almost no field activity beyond “parking” it in a space. We have invented and produced the ARC Mobility™ trailer which is a hydraulically operated delivery trailer that can place an EV ARC™ in its final location in as little as four minutes.

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

Sales and Marketing

Envision uses research to identify potential customers utilizing the following list of titles: Fleet Managers, Facilities Mangers, Parking Managers, Public Works, Equipment Managers, City Planners, Acquisitions, Transportation Managers, Sustainability Managers, Environmental Services, Energy Managers, Engineering and Energy Consultants. This is straight forward in the government space, however, reaching persons responsible for adopting and implementing EV charging infrastructure in the enterprise space can be challenging and resource intensive. The challenge for marketing and sales is reaching customers early when they have the initial need and before they choose a more difficult and costly method of installing EV charging infrastructure.

Management of Envision’s product portfolio will, for the time being, remain in a direct sales and marketing channel, pairing customers with sales specialists to ensure their needs are met with the right equipment. Envision has employed a General Services Administration (“GSA”) consultant (FedShed) to assist Envision in the procurement of a GSA title 52 schedule. In this case federal and some state agencies will be able to select products from the GSA catalog. Federal sales and marketing campaigns will continue through direct distribution or organizations will have the option to order indirectly through the GSA catalog. This approach is similar to those we currently have in place with the State of California and City of New York.

Envision uses a layered approach to marketing in support of direct sales, involving a combination of regional and industry focused campaigns, nurturing campaigns, tradeshows, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, Twitter, and LinkedIn). We are rebranding and updating our website which will serve as a foundation to connect with our customers, influencers, investors and enthusiasts. Envision is, we believe, an industry leader in the EV charging infrastructure space and the website will be used to highlight that with webinars and industry news to automate the education of our markets helping them confidently make an informed decision about the purchase of our products. Presentation and execution will continue to remain a priority and we will keep sales and marketing materials updated to ensure messaging is on point and consistent with our product offering, customer’s needs and industry standards.

We have recently engaged an artificial intelligence (AI) company, Kriya Ai, to assist us in the identification of prospective customers. We have previously relied upon manual searches to identify potential leads, using certain characteristics we believe are common amongst those who might buy our products. The AI tool can be embedded with the same characteristics and once so embedded, will automatically search the World Wide Web, seeking prospects that meet our requirements. The AI tool will also automate the initial contact with the prospects thus drastically reducing the time and energy our sales people have to invest in prospect identification. We believe that a lack of knowledge about our company and products is one of the most significant inhibitors of our sales and as such we are continuously seeking new ways to efficiently inform potential buyers of our product’s existence. We believe that the use of AI will play a significant role in our future sales efforts.

Envision products can have a long sales cycle. This is a sophisticated sale and often a large capital expense for our customers. Sales often hinge on bureaucratic processes and funding approval. Political mandates do not always equal availability of resources to execute policy into action. We will continue to strive to increase conversion rates by providing a “boutique like” sales experience once prospects have been identified. The sales team uses Salesforce to track and maintain contact with customers and Salesloft to increase the efficiency of campaigns and measure effectiveness. Data metrics and a rigorous evaluation of budgets will be used to maximize the impact of resources. Our sales team personnel are experts on our products and make sure our products are selected and designed to exceed our customer's needs.

Historically, we concentrated a sizeable portion of our resources on product development and engineering. We now have a reproducible suite of products which address the three market verticals in which we operate (EV charging infrastructure; out of home advertising infrastructure; and energy security). As a result, we have increased our focus on sales and marketing and intend to continue to grow this focus in 2019. In 2016, we hired employees to form a sales team to sell our products directly through telephone and emailing campaigns. We believe our sales team has created a significant pipeline of prospective customers and has already converted such efforts into contracted sales. From this point onward, our sales activities are being undertaken in the following manner: direct sales efforts undertaken by our “in-house” sales team, direct sales efforts undertaken by other independent contractors, direct sales efforts as a result of management relationships, and follow-on sales to existing customers. Whenever possible, we will increasingly use AI and other methods we deem appropriate to identify prospective customers.

Our marketing efforts are responsible for the generation of many of our sales leads and have included: attendance at trade shows and conferences, often with live demonstrations of EV ARC™, deliveries of a demonstration EV ARC™ unit to potential customer sites so the customer can directly experience the benefits of the product, web site and limited search engine optimization, direct electronic mailings to prospects within our target markets, social media outreach on Facebook, Instagram, Twitter, and LinkedIn, video postings on YouTube and Vimeo, distribution of printed materials promoting our products, industry speaking engagements and subject matter expertise panel participation across the United States, with media interviews in print, radio and television. Currently we are targeting Corporations, outdoor advertising companies, automotive related companies, municipalities, state and federal government entities, utilities and commercial real estate.

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

During 2016, we added multiple members to be a part of our national sales team, including a new director of sales and business development, as well as developed national sales strategies. We continue to pursue and make progress on promising sales opportunities. Using our contracts with the State of California and the City of New York, we continue to garner sales and add new government customers. We have received follow on orders from New York City, Caltrans and others, and added new California ordering departments. We believe we are going to secure new orders from other agencies. We continue to have discussions with other governmental and private sector organizations which management believes will result in near term future orders. Additionally, we have been delivering our EV ARC™ on our ARC Mobility™ trailer to a variety of locations during a “Guerilla” marketing road show. The EV ARC™ is being delivered to corporate campuses in major California metropolitan areas such as San Diego, Los Angeles, San Francisco and Silicon Valley. We pre-announce the free availability of solar powered EV charging – “Driving on Sunshine” – through the human resource and marketing departments of the host companies. It is hoped that the host companies and their employees will see the ease of deployment and the value of highly visible solar powered EV charging, and as a result, buy our products. We believe that this has been a good way to raise awareness about the unique values that our products deliver.

In December 2017, we hosted our first community outreach event showcasing Envision’s products at our factory in San Diego, California. More than 100 local government and private sector workers who had expressed an interest in learning about our products attended. At a certain point in the evening we demonstrated the delivery of an EV ARC™ product to a parking space in our lot. We timed the delivery from the time our delivery truck crossed the property line to the time that an EV was plugged in and charging on the EV ARC™ product. In this manner we were able to demonstrate, to a large number of potential prospective buyers, our ability to deploy an EV ARC™ in as little as four minutes. We believe that this educational outreach was a success and that it has resulted in an enhanced understanding and awareness of our products value and capabilities. We have executed more community outreach events and plan for multiple locations across California, which started in Orange County in March 2018. Our intention is to educate the broadest possible audience to our products’ capabilities. We intend to video the more polished performances and use those to reach a much wider audience across the Internet and social media.

Major Customer Contracts

In 2017 and 2018, we have had two major customers, the State of California and the City of New York, that have accounted for a substantial portion of our revenue. The following summarizes the basic terms of the current contracts with them:

City of New York Requirement Contract. As of March 17, 2017, the Company received a Requirement Contract from the City of New York (the “NY Contract”) with purchase orders issued for 36 EV ARCs™ and one ARC Mobility™ trailer, all of which have been delivered, for a total contract price of $2,416,356. The NY Contract is a purchase order under the Company’s master contract with the City of New York. The term of the NY Contract commenced on April 17, 2017 and expires on April 16, 2020. When delivered, each unit must be ready for operation. The NY Contract requires the following warranties: at least three years for each complete unit, and 25 years for each photovoltaic (solar) panel, five years for each solar inverter, and two years for each integrated battery solution within each complete unit. We pass through our vendors’ warranties on components such as solar modules and some other long-term warranted items. On September 10, 2018, the Company received a new $3,300,000 order from the City of New York for 50 EV ARC™ units of which the Company delivered 16 such units during 2018 for a contract price of $1,054,560. The Company is intends to deliver the remaining units on the purchase order during the first half of 2019 (see recent events above).

Contract with the California Department of General Services. On June 12, 2015, the Company’s bid for solicitation was accepted by the California Department of General Services (the “California Contract”). The term of the California Contract is for one year with two extension options for one year. The California Contract permits California state and local government agencies, including cities, counties, special districts, California State universities, University of California systems, K-12 school districts, and community colleges, to purchase EV ARCs™, ARC Mobility Trailers, and related accessories from the Company. As of December 31, 2017, the Company had sold a cumulative total of 38 EV ARCs™ for a cumulative total of $2,365,844 through the California Contract. As of December 31, 2018, the Company had sold a cumulative total of 58 EV ARCs™ for a cumulative total of approximately $3,610,980 through the California Contract. In June 2018, our contract with the State of California was renewed for up to four more years (two years with two additional one-year options), and its scope was expanded to include more of our products, including our EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger, with a State estimated value of over $20 million.

New Patent Applications, Products and Technologies

We believe that the improved EV charging experience offered by the EV-Standard™ design will be a differentiator for our company in a potentially very large market. On street or curbside, charging is considered by many jurisdictions to be an important factor in the future EV charging infrastructure mix. This is particularly true in cities like New York and San Francisco where many residents have to park their vehicles on streets and therefore cannot take advantage of EV chargers deployed in parking lots or residences. In New York City many of the city’s fleet vehicles also park on street at night time. While we are supplying our EV ARC™ products to charge New York’s fleet vehicles in parking lots, they seek solutions to charge those vehicles which are parked on the street most of the time. Furthermore, we have learned from California’s Energy Commission (the “CEC”) that as few as one in seven Californian apartment dwellers park their vehicles close enough to an electrical circuit to charge their vehicles overnight, even if there were EV chargers installed at those locations where circuits do exist. CEC states that this will mean that an increase in work place and on street charging must take place if California’s electrification goals are to be met. We currently provide work place charging to the State of California through our EV ARC™ product. We believe that EV-Standard will become an excellent choice for California, New York and many other cities across the United States and the world as a viable and reliable on-street EV charging solution, and as such, we believe that EV-Standard™ represents an important opportunity for future growth. Like the EV ARC™ and Solar Tree® products, the EV-Standard™ will not rely upon a grid connection and will be able to continue to charge EVs during black-outs or other grid interruptions.

Envision continues to identify other complimentary product offerings and enhancements to current offerings, and is in the design, engineering, and patenting phase on certain such products, including, without limitation, its new UAV ARC™ drone charging infrastructure product for which we recently filed a new patent application in the United States.

Intellectual Property

Envision owns the registered trademark Solar Tree® structure. The Company has been issued five patents (four in the United States and one in China): one for our Solar Tree® structure (patent No. 7,705,277), one for EnvisionTrak™, a dual-synchronous tracking system for its solar products (patent No. 8,648,551), one for our EV ARC™ product (patent No. 9,209,648), one for Transformer ARC™ (patent No. 9,917,471) and one for our EV ARC™ product in China (Patent No. 201380042601.2). Additionally, on October 15, 2018, the European Patent Office issued a notice of intention to grant a patent for our EV ARC™ product in Europe (European Patent No. 13828020.1).

Our EV-Standard™ product is currently patent-pending. Our patented Transformer ARC™ product is patent pending in China and we have two other products in the patent application drafting process. Our UAV ARC™ product is currently patent pending.

All of our patents are used in products which are currently in production and being sold to and used by our key customers. We believe that the patents that we are currently applying for will have similar or better market success.

Competitors

The markets we address can be intensely competitive. The products we produce are chiefly designed to offer an alternative to traditional, utility grid-tied EV charging infrastructure. As such we are subject to competition from a number of companies which are involved in the design, construction and installation of fixed grid-connected EV charging stations that depend on the utility grid for a source of power, and on the construction and civil and electrical engineering services required for the installation of traditional infrastructure. Rather than competing with specific companies, we instead offer a turnkey technology product solution which competes with an entire ecosystem involving the design, engineering, permitting and constructing of civil projects. A potential customer for our products can chose between buying and installing our turnkey product or engaging a company, or group of companies, to provide the services which, in the end, provide essentially the same services and amenities as our transportable, rapidly deployable solutions. Such a group might include architects, civil engineers, electrical engineers, zoning specialists, consultants, general contractors, electrical contractors, and EVSE vendors. We are not aware of any other Company which offers a product which competes directly with ours, rather, we compete with a wide range of vendors and providers who offer the components of an end solution which our products provide in a single package. Whether we are targeting EV charging, outdoor media or energy security, our chief differentiator is our ability to enable these services and amenities without the requirement for constructed and permitted supporting infrastructure.

EV Charging

The EV charging sector is growing rapidly with many companies playing different roles in the space. Companies such as Schneider, Eaton, AeroVironment, and Bosch manufacture EV charging units but do not offer charging services. Companies such as Chargepoint and Blink (NASDAQ: BLNK) offer EV charging services and hardware but not, typically, installation. In November 2018, ChargePoint raised $240M in its Series E funding round led by private equity firm Quantum Energy Partners. Other ChargePoint investors include American Electric Power (NYSE: AEP), Canada Pension Plan Investment Board I Ventures (OTCPK:BMWYY), Braemar Energy Ventures, Linse Capital and Siemens (OTCPK:SIEGY). ChargePoint has raised more than $500M from investors in total. In February 2018, Blink received aggregate gross proceeds of $18.5M from an underwritten public offering and in March 2018, Blink announced that it had raised a further $15M in proceeds from holders exercising and the company issuing common stock purchase warrants. It is possible that we have competed for customers with the above-named vendors, however, in most cases we do not find ourselves competing with them because our products often incorporate their products and as such, rather than competing with them we are creating opportunities for them which they would have missed if they relied solely upon traditional grid tied installations. In some instances, they introduce our products to their customers. A good example of our partnering with a company which can be viewed as a competitor is that all of the EV ARC™ units we sell to New York City have ChargePoint EVSE (the actual EV charger) installed on them. We are not competing with ChargePoint, we are partnering with them to serve New York’s requirements. It is important to note that while we are involved in the EV charging market, we do not provide an EVSE solution, rather, we enable other best of breed EVSE solutions by providing a source of energy and a mounting asset for them.

There are many companies which offer installation services for the EV charging market. They are typically from electrical and general contracting backgrounds as well as some larger project management firms such as Black and Veatch, Bechtel, CH2M Hill and AECOM. They aggregate the disparate and fragmented service providers performing traditional construction services which have, until the introduction of our technology alternatives, been essential for the installation of EV chargers. We could be said to compete with these sorts of providers because our products essentially negate the need for the services they provide. There are one or two companies which are endeavoring to find ways to monetize EV charging beyond generating revenue from services or hardware. These activities compete with our outdoor media initiative in that they attempt to use alternate sources of revenue to support EV charging infrastructure and to generate a profit. Volta is a San Francisco based EV charging company which derives revenue through the sale of advertising. Volta gives charging away for free. They are deployed in a small number of shopping malls and other locations. Volta is a privately held company that recently raised $35 million from investors such as GE Ventures, Orsted Venture, nautilus Venture partners, Idinvest, Virgo Investment and Autotech Ventures. Many solar companies are now fixing EV chargers to their parking lot structures and some are offering packages combining solar rooftop installations and EV charger installations for the residential market place. These installations are almost always grid tied and do not include energy storage. We know of no other company that has a fully self-contained, transportable, autonomous, solar powered EV charging solution, and we know of no other company that offers a product which delivers DC fast charging solely from solar generation.

We also face competition, to some extent, from entities which are offering free or discounted EV charging infrastructure to our prospective customers. Utilities such as the three large IOUs (investor owned utilities) in California (SDG&E, PG&E, SCE) have successfully lobbied the CPUC for permission to rate base the costs of installations of EV chargers. As a result, they can offer the installation, or “make readies” of electrical circuits and other civil infrastructure, for a lower price or in some instances for free, to certain customers. We have found that the types of locations and the types of customers to which these benefits are offered are limited and generally do not compete with our solution. The perception amongst our prospective customers that they might qualify for cheap or free installations can, however, complicate our selling process. SDG&E is already using our products and we are endeavoring to sell our products to PG&E and SCE as well. We believe that we can reduce the negative impact of the competition we face from utilities by demonstrating to them that they can benefit from using our products in the same way that our other customers do, thus converting them to customers and sales channels for our products. In any event, the utilities which do offer discounted installations do not compete with our products post installation where our products offer a life time of free electricity, and the ability to continue delivering EV charging and emergency sources of power during black-outs.

Another example of an entity which is providing free or discounted EV charging infrastructure is Electrify America (EA), the EV charging provider born out of Volkswagen’s “Dieselgate” settlement with the US government. Electrify America is required to spend approximately $2B on EV charging infrastructure ($800M in California) to satisfy the requirements of the settlement. Because EA is paying for some or all of the installation costs associated with the EVSE it deploys, it can compete with us for customers. The provision of the supporting infrastructure is, however, a cost center for EA and not core to its business model. Accordingly, we are in the process of endeavoring to add EA as a customer to enable EA’s EVSE to compete with traditional providers. We believe that in many cases our products will offer a superior and less expensive solution for EA’s requirements. We believe that we can add EA as a customer and reduce its impact as a competitor.

Below is a table showing a comparison between our EV ARC™ product and all the other offerings we can find, which claim to offer at least some of the same attributes:

Outdoor Advertising

Envision’s role in the outdoor advertising space is currently anticipated by management to be one of delivering hardware solutions in the billboard, street furniture, and digital signage space. There are large well-established companies such as JC Decaux and Outfront Media (NYSE: OUT) (with whom we have a contract) which specialize in the sale of advertising and also in the production of street furniture solutions. Other vendors in the space include Daktronics which makes digital billboards and street furniture. We have met with both companies and determined that they do not have a transportable solar powered solution. They have expressed that they recognize the value of EV charging infrastructure as a platform for DOOH. They could potentially compete with us if they determine to invest in developing solar powered products, however, we believe that our patents cover aspects of our product that are crucial to its success.

There are many companies which specialize in the placement of outdoor content on existing infrastructure, including but not limited to Capitol Outdoors, Vistar Media, EMC Outdoor and Outfront Media. We are under contract with OutFront and in contact with some others and intend to be in contact with more advertising media firms to educate them about our products. These companies can be seen as competition as they are in the business of taking as much of the market share as they can for outdoor advertising content. However, they do not always produce hardware. With that in mind we see these companies more as potential partners than competitors. Perhaps one of the most interesting entrants into the outdoor digital content placement market is Google. With its announcement of time and place-based content dispersal on outdoor digital screens, Google is taking its advertising placement technology outdoors. Google has several solar and energy projects underway and as such, could create solar powered outdoor advertising technologies. Google is currently a customer, purchasing EV ARC™ products for EV charging on its campuses.

The large outdoor advertisers such as ClearChannel, Outfront Media, Lamar and JC Decaux have combinations of larger format billboards, digital billboards, screens and street furniture. They use combinations of in house and outsourced resources to acquire hardware. We are not aware that any of them currently have solar powered solutions such as those that we offer, however, we have seen each of them pay close attention to sustainable options such as using solar panels adjacent to billboards to power them. We will endeavor, wherever possible, to sell products to these companies. Each of them could create competing products to our products. However, we believe that our patents cover aspects of our product which we believe to be crucial to its success.

Energy Security

Our focus in energy security is to produce solar powered products which include battery energy storage and which can dispatch power during times of grid or hydrocarbon fueled generator failure. There are many companies, both large and small, with solar energy solutions, many with battery storage solutions, and many with combinations of both capabilities. As our focus is on creating products from the combination of solar power generation and energy delivery and storage, we view the competition from companies producing these types of solutions to be most relevant to our business. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same value and differentiation that our EV ARC™ product delivers.

While we believe that our proprietary designs and our deployment strategies differentiate us from our competitors in the market, there is no assurance that our business, operating results, and financial condition will not be materially adversely affected by our competitors.

Industry Overview

Our Target Markets – EV Charging

For the first time in more than a century’s history of the gasoline powered automobile, we are witnessing the beginnings of a major shift in how we fuel transportation. Although electric vehicles (“EVs”) were prevalent at the birth of the automobile era they were replaced entirely by vehicles with internal combustion engines (“ICEs”). A multi trillion-dollar industry was developed around the sourcing, refining and delivery of hydro-carbon fuels for transportation. Today, Americans spend about half a trillion dollars each year on fuel for internal combustion engine vehicles. The petroleum industry has shaped the history of the 20th and the first part of the 21st centuries.

At the government level, nations such as China, the United Kingdom, France, Norway, India, the Netherlands, Germany, and others are either banning ICEs outright within the next two decades or strongly considering such bans. Tax incentives, grants and other funding for EVs and EV charging infrastructure are common across the globe. China’s president Xi Jingping has recently mandated the deployment, in China, of 4.8 million EV chargers by 2020 with a strong emphasis on renewable energy and pushing EV charging infrastructure into rural and poor communities where utility grid connections are often insufficient to support this new load. Envision recently received a Chinese patent for its EV ARC™, solar powered EV charging product. Morgan Stanley estimates that Western Europe will need three million EV chargers by 2030, there are currently less than one hundred thousand. We also intend to assertively expand our presence in the European Union, where we currently have a cooperation arrangement with a local company in Spain, which may become the springboard for eventual manufacturing and sales of our products in the European market.

Following are a sampling of headlines taken from recent press describing EV incentives globally. The list is not exhaustive:

•	Subsidies help China sell the most electric cars
•	China extends tax rebate for electric cars, hybrids
•	Germany officially announces a €4,000 incentive for electric vehicles starting in May
•	France plans new incentives to phase out polluting vehicles
•	French families encouraged to switch to electric cars with new subsidies
•	UK announces important £500 million electric car support for infrastructure and rebate
•	Spain finalizes plan for electric vehicle incentive and infrastructure funding
•	Electric Car Incentives in Norway, United Kingdom, France, Germany, Netherlands, and Belgium
•	Reality of subsidies drives Norway’s electric car dream
•	Tax breaks and incentives make Europeans buy cleaner cars
•	Australia Initiates Push for Electric Vehicles with Plans for Incentives
•	Hybrid and electric vehicle growth in India driven by government incentives and changing customer attitudes
•	Partnerships, incentives to get India to 2030 fossil-fuel vehicle ban
•	B.C. drivers can get up to $12K incentive to buy electric vehicle
•	Sweden Offering Huge Tax Rebate on Electric Vehicles
•	New Zealand announces EV incentives
•	Mexico's e-car users get incentives
•	Costa Rica Approves Incentives for Electric Vehicles
•	Puerto Rico offers excise tax breaks on hybrids, electric vehicles
•	Japan Continues to Offer Electric Vehicle Incentives
•	Dubai announces new electric vehicle incentives
•	South Africa Offers Up Unique Incentive for Local Electric Vehicle Manufacturers

Local and State government activities in the U.S. go beyond offering tax incentives. For example, the City of New York is currently replacing its entire city-owned fleet with EVs. At time of writing, New York City owns approximately 1,700 EVs and is scheduled to own over 1900 by the end of their current fiscal year. The State of California has mandated that 5% of all government-controlled parking spaces must be EV ready by 2022 and California’s department of transportation, Caltrans (along with many other departments), is rapidly electrifying its fleet of sedans. Over 35 California mayors, including the mayors of Sacramento, Los Angeles, San Francisco, Oakland and San Jose, have signed an open letter to the California Air Resources Board urging the agency to accelerate the deployment of zero-emission buses. In September 2018, Governor Brown issued a further executive order setting out a goal for California to be carbon neutral by 2045, meaning that all the electricity consumed in the state will have to come from renewable sources. Both New York City and the State of California have signed multi-year, multi-million dollar purchasing contracts with Envision and are currently power users of our products.

Federal agencies such as the Department of Energy (“DOE”) are also electrifying their fleets. The federal government consumes 311 million gallons of gasoline each year and is actively working to reduce its reliance on carbon fuels. As a result, it is converting fleet vehicles from ICEs to EVs. The DOE is a repeat customer of Envision as is the Department of the Navy.

Even war fighters are moving to electric vehicles. The U.S. Marine Corps recently tested tactical electric vehicles at a future war fighting training exercise at Camp Pendleton in California. ICEs require liquid fuels which have to be transported to forward operating bases (“FOB”). Diesel can cost as much as $1,000 per gallon to deliver to a FOB and numerous lives have been lost in the process. ICEs are also loud and generate a heat signature which makes them vulnerable to targeting and highly visible at night. EVs do not require liquid fuels, are very quiet and do not generate exhausts and heat. (The U.S. Marine Corps used Envisions EV ARC™ product to fuel the tactical EV it tested at the event described above). Marine Corps General Robert Neller stated that what Marines really need “is a way to recharge batteries—or maintain a sort of expeditionary power capability that doesn’t cause me to pull a wagon or something.” Envision’s products reliably produce power wherever they are located and do not require any other source of fuel.

Following are a sampling of headlines taken from recent press describing EV incentives in various U.S. states. The list is not exhaustive:

•	New, bigger incentives for electric cars could be ahead in California
•	PG&E Customers Eligible to Save $3,000 on a New Nissan LEAF Electric Vehicle
•	Buying an electric car in Colorado just got $5,000 cheaper
•	Connecticut Starts $3,000 Electric Vehicle Rebate Program
•	Delaware finally adjusts green car incentive program to boost EVs
•	Delaware Now Offers $2,200 EV Rebate + $500 EVSE Incentive
•	Electric vehicle tax credit resurrected in [Atlanta] General Assembly
•	Bill to Extend Maryland EV Tax Credit Moves Forward
•	Massachusetts & Maryland Join in on $3,000 Off 2018 Nissan LEAF
•	Electric-car boosters offer Minnesotans a rebate
•	State Of New York Says 5,750 Drive Clean Rebates Claimed In First Year
•	New York sees big jump in electric vehicle sales after rebate goes into effect
•	Nissan $10,000 Rebate For North Carolina Residents
•	Customers in AEP Ohio territory can get $10,000 off Nissan Leaf purchase
•	Oregon passes electric-car purchase rebates up to $2,500; new EV fees delayed to 2020
•	Pennsylvania awarding up to $5M to support alternative fuel transportation initiatives
•	More charging stations, plus R.I. rebate program, equals more-convenient electric cars
•	Vermont utility offers $1,200 electric vehicle rebate
•	Virginians will get 10% up to $3,500 back on EV purchases if new law passes

The private sector is also actively engaged in the deployment of EV charging infrastructure. There are companies whose core offering is supporting EV charging as a service, such as Chargepoint and Blink (NASDAQ:BLNK). The most aggressive private sector focus on EV charging infrastructure is coming from businesses which seek to attract EV drivers and be ready for them in the future. Companies are offering workplace EV charging for employees as a means to reduce the company’s carbon footprint, and as an essential recruiting and retention tool. As more customers and employees drive EVs, so then must more businesses and employers offer EV charging to satisfy this new need. Google, Johnson and Johnson, McDonalds, Dell and Genentech are good examples of the sorts of companies which are offering EV charging for their guests and employees. All of these named companies are current or former Envision customers and are using or have used our products in the past. There are also other less obvious new entrants in the EV charging space. In 2017, Shell Oil bought New Motion, one of Europe’s largest EV charging providers. Shell (NYSE:RDSA) is also installing EV chargers in its gas stations in Europe. This is the first move by a major oil company into the EV charging space but there is much evidence to suggest that the others will follow suit. Currently major oil companies like Total are also invested in renewable energy. Total owns a large percentage of Sunpower (NASDAQ: SPWR).

As a result of a settlement with the U.S. government over the “Dieselgate” scandal, Volkswagen has formed Electrify America, a company which will deploy EV charging infrastructure. The settlement calls for VW to spend $2 billion dollars on EV charging infrastructure during the next decade with $800 million in California. Electrify America is a potential customer for Envision as they will need a variety of solutions to meet their mandates. We are in regular contact with them.

The automotive industry in general is actively growing its electric vehicle initiatives. Every major automotive original equipment manufacturer (“OEM”) has announced plans to electrify some or all of its available portfolio of products. Following are a sampling of headlines taken from recent press describing the OEMs actions. The list is not exhaustive:

•	VW plans 16 new EV plants – one in North America
•	VW to spend $50B by 2023 on an “electronic offensive”
•	Volvo expects half its sales to be pure electric vehicles by 2025
•	Volvo to electrify all cars from 2019: 'end of internal-combustion engine alone'
•	BMW: 25 Electrified Models To Arrive By 2025, 12 Of Which Will Be Fully Electric
•	Rolls-Royce may be electrified due to demand
•	Jaguar Land Rover to Electrify Its Entire Lineup by 2020
•	Who's going all-electrified? Volvo, then Jaguar Land Rover, now Lincoln
•	BMW Targets Upwards of 100,000 Electrified Vehicle Sales In 2017
•	GM's Future: 20 All-Electric Vehicles by 2023
•	Ford Promises Performance Electric SUV & 40 Electrified Models By 2025 In $11 Billion Push
•	Hyundai and Kia to Have 26 Electrified Models by 2020
•	INFINITI To Build Five New Models In China And Electrify Its Portfolio
•	Infiniti Will Be “All Electrified” After 2021, Says New Report
•	Ford Plans To Electrify Trucks, SUVs and the Mustang
•	Ford plans $11 billion investment, 40 electrified vehicles by 2022
•	Nissan targets sales of 1 million EVs annually by 2022
•	Tesla expands electric-vehicle portfolio with first truck and an updated roadster
•	Honda (“HMC”) to Launch Electric Cars in Europe and China
•	Honda’s ‘Electric Vision’ – two thirds of European sales to feature electrified powertrains by 2025
•	Honda to electrify two-thirds of its vehicle portfolio by 2030
•	Toyota says all its cars will have an electric or hybrid option by 2025

The adoption of EVs by individuals is still relatively low in absolute numbers but the trends show significant growth even in the face of cheap gasoline. According to International Energy Agency (“IEA”) analysis, registrations of electric cars hit a new record in 2016, with over 750,000 sales worldwide. According to Bloomberg, over 400,000 EVs have been sold in the second quarter of 2018. With a 29% market share, Norway has incontestably achieved the most successful deployment of electric cars in terms of market share, globally. It is followed by the Netherlands, with a 6.4% electric car market share, and Sweden with 3.4%. The People’s Republic of China (hereafter, “China”), France and the United Kingdom all have electric car market shares close to 1.5%. In 2016, China was by far the largest electric car market, accounting for more than 40% of the electric cars sold in the world and more than double the amount sold in the United States.

The global electric car stock surpassed 2 million vehicles in 2016 after crossing the 1 million threshold in 2015, and exceeded three million vehicles by November 2017. In the third quarter of 2018, the electric vehicle stock increased to four million.

Global EV Adoption 2010 to 2016

Until 2015, the United States accounted for the largest portion of the global electric car stock. In 2016, China became the country with the largest electric car stock, with about a third of the global total. With more than 200 million electric two-wheelers, 3 to 4 million low-speed electric vehicles (“LSEVs”) and more than 300 thousand electric buses, China is also by far the global leader in the electrification of other transport modes.

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
f)	Reliability – EV chargers will not work during utility grid interruptions
g)	Telemetry – communications with the EV chargers

As the number of electric cars on the road has continued to increase, private and publicly accessible charging infrastructure has also continued to grow. In 2016, the annual growth rate of publicly available charging (72%) was higher than, but of a similar magnitude to, the electric car stock growth rate in the same year (60%). We have observed that the rate of sales of our products tracks the growth in EVs.

Source: Bloomberg New Energy for the EV information and the Company for EV ARC™ sales

Traditional thinking within the EV charging industry has been that individuals will choose to charge at home and to a great extent this has been true for the early adopters of EVs who have typically been well-off and owners of their own homes. As EVs become more mainstream, solutions will have to be found for the 70% of Americans who do not own a single-family residence. The California Energy Commission (“CEC”) recently published a study in which it concludes that only one in seven Californians apartment dwellers lives in an environment where they can reasonably expect to charge an EV at home. This leaves six of seven Californians in need of alternate charging options. It seems likely that California’s results will be similar across the nation and even more pronounced in Europe and Asia where far larger sections of the population live in multi-dwelling units (“MDU”).

Fortunately, there are options for current and future EV owners. An immutable link exists between car ownership and travel to destinations, be those trips for work, shopping, leisure, education or any number of other options. People with cars go places and when they get there they tend to dwell for a while. In fact, the average privately-owned sedan in the U.S. spends 95% of its time parked. Typical parking spots offer excellent environments for EVs to re-fuel opportunistically while the owners happen to be at the location for whatever reason originally took them there. Workplace, retail, healthcare, leisure, education – all of these environments, and any others with parking, offer excellent opportunities for the majority of EV owners to refuel. According to the Department of Transportation, the average American sedan travels 31.4 miles each day. A typical Level II EV charger delivers 25 miles of charge to an EV in an hour. In other words, 45 minutes charging at the supermarket and another 45 minutes charging at work delivers more miles than the average driver requires in a day - and that’s without charging at home. Most employees spend at least 6 hours at work each day giving them the opportunity to pick up almost five times the electricity they need to fuel their daily driving needs in each shift at work. We believe that this paradigm shift in fueling behavior will contribute significantly to consumers’ adoption of EVs because it will mean the end of destination fueling. No longer will consumers make special trips to a location (gas station) to fill their cars with fuel. Rather they will fuel, opportunistically, where they were already going. Consumers will fill their cars in the same way that they fill their cellphones today – whenever they are near a charger, and while they are sleeping, working, eating or doing anything other than actually driving.

Battery Electric Vehicles (“BEVs”) are becoming more affordable with the release of each new model. The Chevy Bolt delivers 240 miles of range for around $30k after tax incentives. The Tesla 3 does more or less the same. The average American spends around $5k per year on fuel and maintenance for their ICE. EVs have far lower fuel costs and practically no maintenance. When considering the reduced annual operating costs it’s hard not to view EVs as competitive today, with or without tax incentives. BEVs are also delivering longer driving ranges, though this may not be necessary in light of peoples’ actual driving habits. In fact, there is a strong argument to suggest that the Chinese model of producing lots of lower range vehicles and ensuring that there is ubiquitous charging infrastructure makes more sense than having every vehicle carry around sufficient batteries to support trips that most people rarely, or never, take. Most Americans would not need an EV with a range of greater than 50 miles if they knew that they could reliably charge every day. As batteries continue to be the largest (though falling dramatically) cost contributor to the price of an EV, this would offer a simple and obvious way to further reduce the cost of EVs and increase their range (through reduced weight) in the future.

While Tesla is the recognized leader in the EV space today, it must also be recognized that all of the major automobile manufacturers have plans for all electric product line-ups. In most cases those plans are for exclusively electric line ups, and in some cases automotive OEMs describe a future where their entire portfolio is available in an electric format even if they plan to retain some ICEs for the time being. Consumer choice will flourish as an example of the major OEMs shifting to electric. Ranges may continue to increase, and costs may continue to come down. In a decade or so we believe that car dealerships will offer a wider variety of EVs than any other solution and that those EVs will be better, offer more options and be less expensive than the ICE alternative. It could be said that for the first time in over one hundred years we have Moore’s Law in transportation. EVs may improve so dramatically and so quickly that the ownership experience will be closer to that of the laptop or the smart phone. In fact, studying the adoption curves of both those relatively new technologies might be a useful data source when trying to forecast the consumer adoption of EVs, and therefore EV charging infrastructure, in the coming years.

Autonomous Vehicles will add to charging infrastructure requirements.

Autonomous vehicles (AVs) are receiving increasing press coverage and, significantly, increasing investment from national and international participants. On October 4, 2018 the Wall Street Journal reported that Honda will invest $2.75B in GM’s self-driving car unit, GM Cruise. Japan’s SoftBank Group has already invested $2.2B in GM Cruise. Ford has set up the Ford Autonomous Vehicle Unit, Fiat Chrysler has joined a BMW led consortium which includes Intel and Mobileye, with the aim of producing fully automated vehicles by 2021. Toyota announced in August that it would invest $500 million in Uber to jointly develop autonomous vehicles, and Google parent Alphabet continues to invest in Waymo. According to CB Insights there were 46 corporations developing autonomous vehicles as of September 2018.

While there are many approaches to evolving AVs, one constant is that in almost every case the vehicles themselves are or will be electric vehicles. An increase in the volume of electric AVs will mean a requirement for an increase in the availability of EV charging infrastructure which, we believe, further supports our business model.

Fueling AVs will generally require automated fueling infrastructure. Currently the two proposed methods to address this requirement are robotics, which connect a conductive charging cable to the vehicle, and wireless or inductive charging which enables the vehicle to charge without physically connecting to the EV charger. We believe that wireless charging will prevail because it is a proven technology which is already working in the market and because it is less complex, costly and prone to failure than robotic connections. We believe that our products are ideally suited to support wireless charging because the requirement for a power transmitter below the vehicle will easily be supported by our EV ARC™ product with its integrated base pad (into which we can imbed the power transmitter at the factory). A grid tied charger will require further permitting and construction work to facilitate the installation of the power transmitter into the parking surface.

Whether EVs are autonomous or driven by humans and whether they charge wirelessly or conductively, we believe that all eventualities will lead to a requirement for more charging infrastructure which will in turn benefit our business model.

A Massive Need for Charging Infrastructure

EV charging will be required in just about any location where visitors, residents, guests or workers park cars. Slower speed charging such as Level I (120 volt/5 miles per hour) and Level II (240 volt/25 miles per hour) will suffice for most urban environments. Workplace, retail, airport, transit terminal, healthcare, hospitality and any other dwell type environment will be well served with offering around 25 electric miles for each hour of charging which means that Level II will suffice. For certain fleet requirements such as taxis, first responders and certain shared and autonomous vehicles, direct current fast charging (DCFC 50+kW 200 miles per hour and up) may be required. Corridor environments such as rest areas on Interstates and Highways will require direct current fast charging (“DCFC”) because, in general, consumers will not want to wait for long periods of time while their vehicles re-charge during longer journeys. Though we believe that DCFC is an appropriate solution in these types of environments we also believe that it is currently being oversold by many players in the industry. There is, in some camps, an effort to replace the hundred-year-old practice with something similar, through the installation of very fast destination charging just like the current gas station model. It is much more expensive to deploy DCFC than Level I or II charging and it is also much more expensive to operate it. While it might benefit certain incumbents and new entrants to push this model, we believe that consumers will learn to enjoy the new habit of fueling where they were already going and as such will decreasingly seek out destinations which require a special trip for their fueling needs. As mentioned above there is rarely a need to charge for more than two hours in any given day on Level II chargers and the great majority of vehicles are parked somewhere for much longer than that. Therefore, we believe that the extra expense associated with DCFC does not seem warranted or supportable except in specialized use cases like those described above. Envision’s products deliver all three levels and the level selected is based upon our customers’ preferences.

Regardless of which level of EV charging is contemplated in any given location, a source of electricity will have to be delivered to the EV charger itself. The charger, in turn, will have to be located somewhere that an EV can access it conveniently. In the early days of charger deployment, most organizations will pick “low hanging fruit” locations for charger installations if they have them. A typical low hanging fruit scenario would be one in which there is a sufficient electrical circuit close enough to a parking space to allow for the relatively simple and inexpensive installation and connection of the EV charger to the source of electricity. For example, there might be a parking space against an outside wall of a building, which has an electrical circuit conveniently located on the inside of the same wall, thus allowing for an easy connection by penetrating the wall and extending the circuit to the parking space. Most parking spaces, however, are not found in such convenient locations. In fact, most parking spaces are several hundred feet away from the nearest available circuit which is sufficient to support EV charging. This is not surprising as it would be unlikely that any developer of a parking environment would run any more electrical circuit than is required to power lighting and perhaps a parking metering machine. Furthermore, the typical commercial real estate property, which has adjacent parking, will not only have no electrical circuits deployed in the parking lot but equally it is likely that the property does not have sufficient electrical infrastructure to support EV charging at any meaningful scale. Most properties were not designed with the significant increase in load which EV charging creates. A typical EV is the equivalent of a single-family residence in terms of the load it creates. Having 10 EVs charge at a retail environment is like supplying electricity to 10 homes – generally not contemplated in the original design. Thus, delivering EV charging to most parking spaces becomes an involved, time consuming, expensive and disruptive process requiring the involvement of multiple professions and civil and electrical contracting. A typical parking lot installation might require:

•	Architectural design including ADA compliance
•	Electrical Engineering
•	Civil Engineering
•	Permitting – construction, electrical, easements etc.
•	Trenching and boring for foundations
•	Concrete work
•	Special Inspections
•	Electrical contracting
•	Electrical infrastructure upgrades – switch gear, transformers etc.
•	Installation contracting
•	Interconnection with the utility
•	Parking lot resurfacing and striping
•	3rd party leases or other agreements

When the installation is complete and successful, the fixed EV charger will generate a utility bill which can be as high as $40 to $80 thousand dollars over 20 years (in California) and might often result in demand charges and utility billing tier increases.

Wireless Charging Technologies and Other New and Developing Charging Initiatives

The development and commercialization of wireless or inductive charging is in advanced stages. There are several companies such as Qualcomm, Momentum Dynamics, Wave, Hevo and Witricity/Halo which have commercially available wireless chargers for EVs and larger electrified vehicles. We believe that our products, particularly the EV ARC™, are ideal for the integration of wireless charging for two reasons: (i) the wireless power transmitters can be integrated directly into our base pads whereas traditional grid-connected products may have to install the transmitters into the concrete or asphalt, requiring further permitting and construction activities and, (ii) wireless charging is about 5% less efficient than conductive (plugging in) charging which means that an operator of a large number of vehicles or a network of chargers will find that their utility bill increases by 5% when they upgrade to wireless charging because of this loss. Our products generate all their own energy from renewable sources without generating a utility bill so there will be no increase in energy costs for a fleet operator when they convert to wireless charging with Envision products.

We believe that wireless charging will play a major role in the future of EV charging because (a) the consumer will demand the ease and convenience of simply parking their car and having it fuel without their having to plug in and (b) fleet operators will no longer have to be concerned that their employees have plugged EVs in at the end of a shift. So long as they are parked, they will fuel automatically. Management believes that increased adoption of wireless or inductive charging constitutes another significant opportunity for a differentiated advantage and, as a result, growth in the future.

Another area in the charging ecosystem which provides major opportunities and challenges is the “curbside” or “on street” sector. Because so many owners of vehicles and even fleet operators (in cities like New York and San Francisco) park their vehicles on street, there is a significant need for curb side charging. In fact, the CEC has publicly stated that only one in seven Californian apartment dwellers are able to park their car close enough to a circuit to charge at home. Their conclusion is that curb side, on street charging will be an important contributor to the successful electrification of transportation in the State. Many other jurisdictions such as New York City have made the same statements.

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

Our Target Markets – Outdoor Media

As the value of traditional advertising media such as television, radio, and print diminishes, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. Industry experts believe that there will be significant growth in spending on outdoor advertising platforms particularly when mounted on street furniture. We anticipate this is particularly true relative to digital content. The digital out of home industry (“DOOH”), from what we understand, is enjoying a period of rapid growth and may continue to do so for the foreseeable future. Management has seen statistics suggesting DOOH and other outdoor advertising spending exceeded $7B in the United States and $25B globally in 2014, with massive potential markets such as China just beginning to enter the marketplace. (Source: Magna.)

DOOH advertising is the second fastest growing advertising medium, according to Magna. Double digit growth with billions of dollars per year in national and global spending make outdoor advertising an attractive opportunity. There are, however, significant barriers to making it work. In general, in the United States, it is becoming harder to deploy outdoor advertising in most places where it is of value. Similar to the EV charging market, the outdoor advertising industry seeks new solutions to overcome the significant barriers to entry such as planning, permission, entitlement, electrical circuitry, and civil engineering. Industry veterans spend a good deal of time looking for the “new new” in advertising, a solution that is environmentally friendly, cost effective, and most importantly, can make its way through the significant hurdles of permitting and zoning. We believe that our products are ideally suited to reduce many of the barriers to entry for outdoor advertising and as such we believe that significant opportunities may present themselves to us as we continue to address this market.

In November 2017, we signed an agreement with OutFront Media (NYSE: OUT). Through this agreement OutFront will market the sponsorship and naming rights for networks of EV ARC™ products distributed across major U.S. cities, using the same business model that OutFront has previously used to monetize the deployment of bike sharing programs such as the Deco bike program in San Diego, California. OutFront ranks in the top three outdoor advertising companies in the United States and has been successful selling similar sponsorship and naming rights opportunities. We believe that a significant opportunity exists, though our relationship with OutFront, to deploy large numbers of EV ARC™ products in multiple cities across the U.S. OutFront has identified corporate prospects for this model. One prospect has toured our facility and is advancing the discussions with OutFront as of May 15, 2018.

While we believe there is a great deal of pent up demand for out of home advertising spending in the United States, there are also significant barriers to the widespread deployment of such displays, which we believe enhance our competitive position:

(a)	Entitlement – traditional signs and billboards are increasingly difficult to take through the permitting and zoning process. Some jurisdictions have outlawed them entirely.
(b)	Public perception – the value of outdoor advertising becomes questionable when the constituency views the medium as anti-social, as is often the case with traditional billboards.
(c)	Energy Costs – lit and digital billboards are major energy consumers.
(d)	Content updates – signs and billboards can be slow and costly to update.
(e)	Civil engineering and construction – signs and billboards require costly installations and electrical connections.

We believe Envision has products that solve each of the above impediments to billboard and DOOH infrastructure deployments. We, together with our partner, OutFront Media (NYSE:OUT), are currently in the process of working to secure agreements with cities to allow for the deployment of our advertising or sponsorship funded, solar powered EV chargers. We are also working with individuals and organizations to encourage investment in our products deployed in this manner.

The Envision products are renewably energized, so they are shrouded in what is often referred to as the “Green Halo.” We have observed that the green/sustainable aspect of our products can make them more likely to win approval through the entitlement process, while also making them more popular with an increasingly environmentally-conscious public. The dual effect, we believe, is that our products may be deployable in locations where traditional signs or billboards may be denied. We believe these products will be more popular with an advertisers’ intended audience and, as a result, advertisers may be willing to pay for them either as a capital purchase or through an existing payment schedule they have with vendors such as Lemar, Clear Channel or JC Decaux, or through sponsorship and naming rights such as those OutFront Media intends to sell. Envision plans to sell products either directly to the end user or to one of the brokerages or to maintain title to the charging products while collecting a fee for the sponsorship and naming rights. We do not currently intend to sell space to content providers except in select locations as there are other well-established companies doing that to which we can sell. Technology advances in advertising operations are making it increasingly possible to place digital content on advertising screens through the leveraging of automated platforms. Google is piloting programs in the United Kingdom for place and time-based advertising on digital screens. Management is meeting with various companies involved in the automatic placement of digital content on outdoor screens to ascertain whether there is a model which will allow us to successfully monetize the EV ARC™ Digital without the active involvement of a third party, thus avoiding an increase in associated direct costs. In the case of the sponsorship deals contemplated with OutFront Media, Envision may retain title to the products throughout the sponsorship period and charge fees for the rights to the network. These fees would constitute recurring revenue for the Company. At the end of the sponsorship period, which is currently contemplated by OutFront Media to be in the three to five year range, the rights to the network would revert to Envision at which point we may be at liberty to re-sell those rights.

Our products produce more energy than they consume through the display of advertising content, so they do not have ongoing operating expenses associated with energy costs. In fact, they can also support other local energy requirements such as lighting or, even more politically important, EV charging infrastructure or disaster preparedness.

Each of our products can be equipped with a wide area network (“WAN”) connection that can be used to monitor the condition and performance of the unit. This WAN connection can be used equally to deliver content updates to our products’ advertising screens and to network the products so that they can be intelligently linked to one another as well as to local consumers through NFC (Near Field Communications). This means that our products can be deployed without any physical connection to power or telecommunications while delivering the same value as those that have gone through expensive construction processes to physically connect to power and data.

Our Target Markets – Energy Security

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

According to insideenergy.org, the grid disruption database shows a marked increase in outages from 2000 through the first half of 2014. Outages fluctuate from month to month, season to season, and year to year, but the trend-line shows a steady rise. Here are some other interesting observations:

•	The five-year annual average of outages doubled every five years, which means the current five-year annual average is four times what it was fifteen years ago:

•	For 2000 to 2004, there were an average of 44 reported grid outages per year.
•	From 2005 to 2009, there were an average of 100 reported grid outages per year.
•	From 2010 to 2013 (a four-year period), there were an average of 200 reported grid outages per year.
•	In the first six months of 2014, there were 130 reported grid outages – which puts that six-month period as having more outages than all but four years since 2000.

•	Comparing 2000 to 2013, the monthly average grid outages increased six-fold: In 2000, there were an average of 2.5 grid disruption events a month. In 2013, there were an average of 14.5 disruption events a month. In the first half of 2014, there were 21.7 events a month. In 2011, the year with the most reported outages, there were an average of 25.6 reported events each month.

Because EV ARC™ can be deployed with an optional emergency power (E Power) panel, it can also be used as a reliable source of energy in times of disaster, emergency or grid failure. EV ARC™ can be configured to allow a select group, such as first responders, to access the solar generated and stored energy. A fireman or police officer will be able to safely connect to the EV ARC™ and power any devices that would typically require a gasoline or diesel generator. We believe that the EV ARC™ will be a much more reliable and a cleaner source of energy than the electric grid or other traditional back up energy sources. The EV ARC™ does not require the level of ongoing maintenance required by diesel or gasoline generators, and there is less chance that it will not be operational in times of emergency since first responders are not required to start it or fill it with fuel. We are currently selling EV ARC™ products equipped with E Power panels to New York City, Caltrans and many other entities. In the summer of 2017, our EV ARC™ deployed for the government of the U.S. Virgin Islands was subjected to 185 mph category five hurricane force winds which it survived. Our customer informed us, in writing, that while most other infrastructure had been damaged or destroyed by the storm, our EV ARC™ product not only survived but was still in excellent condition. The EV ARC™ product is independently certified to withstand winds of 110 mph by a licensed structural engineering firm. We and our customers have observed that in practice it can withstand hurricane force winds. Similarly, our Solar Tree® product has survived hurricane force winds in Florida and the foothills of the Rockies.

While the EV ARC™ and Solar Tree® products are designed to be grid independent, they can also be connected to the utility grid at the customers’ request. In one instance we have a utility company customer which is using the EV ARC™ product to charge EVs but also as a grid balancing tool. The utility has connected the EV ARC™ to the grid and is able to use the internal batteries as a buffer during times of grid instability. Industry experts predict that there will be a significant increase in the amount of distributed energy storage connected to the grid to provide stability in the future. We believe that the EV ARC™ products’ ability to act as a grid buffering solution as well as a rapidly deployed EV charging solution is another differentiator and a potentially significant value proposition.

Using solar power to reduce an entity’s utility bill is not new and is now a highly competitive market; however, Envision believes that the growth in energy security products will create a significant opportunity for the Company. We have overcome many hurdles inherent in the production of reliable, cost effective, stand alone, renewable energy generation and storage solutions. Our EV ARC™ product is essentially a micro-grid which generates, stores, and makes available, day or night, clean, reliable electrical energy. This technology is already offering our customers an alternative to back-up generators or other expensive measures which they feel compelled to own to safeguard their increasingly important energy supplies. Many of our customers have expressed that they view the fact that EVs can charge from our products even when the utility grid fails as one of the key components in their decision to buy. Their ability to connect external devices to the EV ARC™ power outlets and “shore power” cable may allow them to eliminate the need for gasoline or diesel generators where EV ARC™ is deployed.

Customers like New York City and Caltrans who own increasingly large fleets of EVs cannot take the chance that there is another major grid outage such as the one that was caused by Hurricane Sandy. The impact of such an outage would be that the EVs would be grounded during such an event. Our products provide a hedge against such a catastrophe because they are immune to grid interruptions.

Distributed generation photovoltaic solar projects have historically been rooftop or adjacent property installations. Rooftops have a number of inherent problems that are avoided by utilizing parking lots and the top levels of parking structures for solar installations. Rooftops are populated with mechanical equipment, vents, skylights, elevator overruns and most importantly, roofing materials and systems including waterproof membranes, that require maintenance, are warranted, and must be replaced more often than solar PV products. Rooftops are also limited in the area which is required for large scale energy production by PV systems. The low returns generated by many roof top and adjacent property solar deployments are often not sufficient inducement to a real estate owner to expose themselves to the encumbrance and risks associated with those sorts of deployments, which in part might explain the relatively low adoption of this otherwise beneficial technology.

There are over 800 million parking spaces in the United States. As the adoption of Electric Vehicles increase, we believe parking lots will be ideal locations for EV charging infrastructure, and Envision’s products with SunCharge™ will offer an attractive option to any entity considering the deployment of such solutions.

We believe, globally, solar deployments are growing significantly. While much of the growth has been focused on competing with utilities to provide cheaper electricity, we believe that there will be a significant growth in Solar 3.0 in which solar energy is used to enable services and amenities where the grid is unavailable or too unreliable for the intended use. Electrical energy is becoming increasingly vital to almost everything that we do and our requirements for it are no longer restricted to indoor locations where standard outlets are readily available. Solar powered products, like those that we produce, which can deliver reliable energy in locations where there is insufficient circuit, like parking lots, streets, parks, and public spaces, appear to have significant market opportunities. Our deployment speed is also important to our marketing efforts. In most cases, we deploy our EV ARC™ and Solar Tree® products in active parking lots of active businesses. Whether we are deploying for EV charging, energy security, or for marketing purposes, our prospective customers often consider business disruption in their analysis and buying decisions. We believe that our products can be installed faster than any other products in the industry, making deployment of Envision products less negatively impactful than the deployment of our competitors’ products. The potential loss of revenue or opportunity caused by a torn-up parking lot can, over time, be quite substantial. We believe our deployment speed will increasingly contribute to Envision’s competitive edge.

Customer Concentration

During 2018, the Company had one customer that exceeded 10% of our revenue.

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

Employees

As of the date of this report, we had eighteen employees, and ten additional individuals engaged through a temporary employment agency. The individuals we utilize through the temporary employment agency work for us on a full-time basis but were hired through an agency to maximize our flexibility and to reduce the risks and costs associated with full time employees.

Seasonality

Our operations are not expected to be materially affected by seasonality.

Bridge Loan

On August 27, 2018, the Company entered into an unsecured promissory note (the “Note”) in the amount of $750,000 (the “Principal Amount”) with Gemini Special Opportunities Fund, LP (the “Lender”). The Note bears simple interest at an annual rate of 10% and is subject to that certain Securities Purchase Agreement, dated August 27, 2018, with the Company as the seller and the Lender as the buyer. This Note was due and payable on February 28, 2019, but effective that date, a verbal forbearance agreement confirmed by email correspondence was made and is meant to be in effect until the Lender and the Company complete an amendment extending the maturity date of the note, or the note is sooner repaid by the Company. If the Company had repaid the Note on or prior to November 28, 2018, the Company would have been obligated to pay 105% of the original principal amount, plus accrued interest, and if the Company had repaid the Note after November 28, 2018, including repayment on the maturity date of February 28, 2019, the Company would have been obligated to pay 115% of the original principal amount, plus accrued interest. The Company may have to pay more to retire the Note after its original maturity date, depending on its discussions with the Lender. As additional consideration for the loan evidenced by the Note, the Company has issued to the Lender 900,000 common stock purchase warrants exercisable for a period of five years from the date of issuance with an exercise price equal to $0.25 per share.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 50,000 square feet of office and warehouse space pursuant to a four-year sublease that extends through August 30, 2020.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2018, and the date of this report, the Company is not involved in any open litigation matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2010, we received our permission for quotation on the OTC-QB market under the symbol "EVSI." Prior to our reverse merger, there was no public market for our common stock.

The range of high and low last sale closing price quotations for each fiscal quarter during the most recent two years is as follows:

	High	Low

Year Ended December 31, 2017
First Quarter ended March 31, 2017	$0.16	$0.13
Second Quarter ended June 30, 2017	$0.16	$0.09
Third Quarter ended September 30, 2017	$0.16	$0.10
Fourth Quarter ended December 31, 2017	$0.20	$0.14

Year Ended December 31, 2018
First Quarter ended March 31, 2018	$0.42	$0.15
Second Quarter ended June 30, 2018	$0.36	$0.24
Third Quarter ended September 30, 2018	$0.22	$0.18
Fourth Quarter ended December 31, 2018	$0.24	$0.16

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on March 1, 2019 was $0.20 per share.

On March 1, 2019, there were approximately 493 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

Stock Issued for Cash

During the year ended December 31, 2018 pursuant to private placements, the Company issued 1,933,333 shares of common stock for cash with a per share price of $0.15 per share or $290,000 and the Company incurred $12,000 of capital raising fees that were paid in cash and charged to additional paid-in capital.

Stock Issued for Director Services

During the year ended December 31, 2018, the Company released and issued a total of 625,000 vested shares of common stock, with a per share fair value of $0.15, or $93,750 (based on the market price as of the date of each restricted stock grant agreement, among three directors pursuant to their respective restricted stock grant Agreements.

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company authorized the vesting and issuance of a total of 750,000 shares of common stock with a per share value of $0.15 per share (based on the market price at the time of their restricted stock grant agreement), or $112,500, among three directors pursuant to their restricted stock grant agreements which authorized vesting upon the achievement of specific performance criteria by resolution of the Board authorizing their award and vesting.

On July 19, 2018, Mr. Jay S. Potter resigned as a director of Envision Solar International, and the Company accepted Mr. Potter’s resignation effective on the same date. In recognition of Mr. Potter’s long and valuable service to the Company, the Board of Directors authorized the immediate vesting and issuance to Mr. Potter of the balance of the nonperformance based restricted stock award scheduled to be issued to him through December 31, 2018. As such, the Company released and issued a total of 125,000 vested shares of common stock with a per share fair value of $0.15, or $18,750 (based on the market price as of the date of the restricted stock grant agreement).

On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of the Company effective August 22, 2018. Mr. Schweitzer is an independent director who has also accepted an appointment to serve as the chairman of the Company’s audit committee. In consideration for Mr. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 1,500,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in a restricted stock grant agreement, including but not limited to the following vesting schedule: 62,500 shares per quarter, prorata, over a 36 month period commencing on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 62,500 shares on December 31, 2018 and the last release will be of 62,500 shares on September 30, 2021; and 750,000 shares based on the achievement by the Company of certain performance goals in accordance with his restricted stock grant agreement. During the year ended December 31, 2018, the Company released and issued a total of 62,500 vested shares of common stock to Mr. Schweitzer with a per share fair value of $0.20, or $12,500 (based on the market price as of the date of the agreement), for his service as defined in his respective restricted stock grant agreement.

Equity Compensation Plans

2008 Stock Option Plan

On February 12, 2010, in connection with our reverse merger with Envision CA, we adopted the 2008 Stock Option Plan of Envision CA (the “2008 Plan”) pursuant to which 6,108,571 shares of Envision CA common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2008 Plan, which we believe was ratified by the shareholders, is being administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. On a post-Merger basis, 1,528,089 stock options have been granted to date and remain outstanding under the 2008 Plan. No future stock options will be granted under this plan.

2011 Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its Board of Directors, adopted a new equity incentive plan (the "2011 Plan"), pursuant to which 30,000,000 shares plus annual increases as defined in the plan, amounting to a cumulative increase of 1,500,000 as of December 31, 2018, making 31,500,000 allowable for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2011 Plan is administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. The 2011 Plan was ratified by our shareholders in 2012. To date, 13,292,500 stock options have been granted and remain outstanding under the 2011 Plan.

Incentive Plan Awards

From January 1, 2018 through December 31, 2018, the Company issued a total of 707,500 stock options under the 2011 Plan, which were issued to thirteen of its employees.

The following table sets forth certain information regarding our 2008 Plan and 2011 Plan as of December 31, 2018:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

14,820,589	$0.23	18,207,500

Director Compensation Program

Effective December 31, 2016, the Board approved a compensation program, effective January 1, 2017, for non-executive (non-employee) directors pursuant to which each director will receive up to 1,500,000 restricted shares of common stock, pursuant to a restricted stock grant agreement (“New Program RSA”), 750,000 shares of which will vest 1/12 on the last day of each calendar quarter over a three year period, for so long as such director serves as a director of the Company, and 750,000 shares of which will vest upon the achievement by the Company of certain performance goals in accordance with the New Program RSA or by resolution of the Board of Directors. New directors will receive up to 1,500,000 restricted shares of common stock pursuant to a restricted stock grant agreement (“RSA”) on the date on which such new director is named, 750,000 shares of which will vest 1/12 on the last day of each calendar quarter over a three year period for so long as such director serves as a director of the Company, and 750,000 shares of which will vest upon the achievement by the Company of certain performance goals in accordance with the RSA or by resolution of the Board of Directors .

For the year ended December 31, 2018, the Company issued a total of 1,562,500 shares of common stock to four directors for their 2018 service pursuant to their respective RSAs.

Warrants

During the year ended December 31, 2018, as a part of the Company’s private placement, the Company issued 273,333 warrants to the placement agents. These warrants, valued at $26,206, are exercisable for five years from the effective date of issuance at an exercise price of $0.15 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model.

During the year ended December 31, 2018 as a result of Draw Downs on our Convertible Line of Credit with Lender, the Company issued 407,784 common stock purchase warrants with a total value of $61,282 and each with a $0.1778 exercise price and exercisable for a three year period from the effective date of issuance. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model.

In connection to the issuance of a note payable on August 27, 2018, the Company issued 900,000 common stock purchase warrants with a total value of $115,521 and each with a $0.25 exercise price and exercisable for a period of five years from the effective date of issuance. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. As a result of this transaction, the Company recorded $100,102 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the note.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence or other reasons;

(h)	rapid and significant changes in markets;

(i)	inability of the Company to pay its liabilities, including without limitation its loans from lenders;

(j)	litigation with or legal claims and allegations by outside parties;

(k)	insufficient revenues to cover operating costs, resulting in persistent losses;

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

We currently produce two categories of products: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. We have recently submitted third and fourth product categories, the EV-Standard™ product and the UAV ARC™ drone charging product, for patent approval. They are both patent pending and in late stage product development and engineering. All four product lines incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator, along with battery storage. The EV ARC™ product is a permanent solution in a transportable format and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed, but uses an existing streetlamp’s foundation and grid connection. The UAV ARC™ is a permanent solution in a transportable format and will be used to charge drone (UAV) fleets. Envision’s EV charging solutions for electric vehicles and aerial drones can, or in the case of drone charging currently under development, are expected to, produce, deliver, and store power without the time and expense of having to be connected to the utility grid. See “Products and Technologies” in the business section for more details on these products and technologies.

We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our products fulfill that requirement. We are agnostic as to the EV charging service equipment (“EVSE”) and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with Chargepoint, Blink, Juice Box, Bosch, AeroVironment and other high quality EV charging solutions. We can make recommendations to customers or we can comply with their specifications and/or existing charger networks. Our products replace the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

We believe our chief differentiators are:

•	our ability to invent, design, engineer, and manufacture solar powered products which dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our products’ capability to operate during grid outages and to provide a source of emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to create new and patentable inventions which are marketable and a complex integration of our own proprietary technology and parts, with other commonly available engineered components, creating a further barrier to entry for our competition.

Historically, we have earned revenue primarily from the sale of EV ARCs™ to large private companies, such as Google, Genentech, and Johnson & Johnson, and government agencies such as the City of New York and the State of California. Our contract with the State of California was recently renewed for two more years, with two more one-year options (i.e. a total potential of four years). The scope of the contract was expanded to include more of our products and to have a State estimated value of over $20 million. On September 10, 2018, the Company received a new $3,300,000 order from the City of New York for 50 EV ARC™ units for delivery in the fourth quarter of 2018 and the first half of 2019. The Company’s total contracted backlog as of December 31, 2018 is approximately $4.4M. We have yet to launch our outdoor media advertising service other than signing our agreement with Outfront Media in November 2017, and developing our revenue model in discussions with it. Revenue from this business is expected from potential sponsors and from advertisers willing to pay fees to us or to our media partners to display their brands, messages and advertisements on the surfaces of our products or on outdoor digital or static screens mounted on our EV charging solutions. Our energy security business is connected with the deployment of our EV chargers and serves as an additional benefit to the value proposition of our charging products. Our onboard state-of-the-art storage batteries installed on our EV chargers provide another reason for certain customers such as municipalities, counties, states, the Federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators, to buy our products.

We currently do not plan to charge separately for the energy storage capability, which is generally standard on all of our products. For an additional fee, we offer extra storage batteries on particular charging stations.

Our current list of products includes:

1.	EV ARC™ Electric Vehicle Autonomous Renewable Charger (patented).

2.	Transformer EV ARC™ Stowable Electric Vehicle Autonomous Renewable Charger (patented).

3.	EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger.

4.	EV ARC™ Media Electric Vehicle Autonomous Renewable Charger with advertising screen and or branding/messaging.

5.	EV ARC™ Autonomous Renewable Motorcycle Charger.

6.	EV ARC™ Autonomous Renewable Bicycle Charger.

7.	ARC Mobility™ Transportation System.

8.	The Solar Tree® DCFC product, a single-column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles (patented).

The EV Standard™ and UAV ARC™ are currently in the development and patenting phase of their product evolution.

Our current products can be upgraded with the addition of the following:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	Data capture and management (IoT),
3.	SunCharge™ solar powered EV charging,
4.	ARC™ technology energy storage,
5.	E-Power emergency power panels,
6.	LED lighting,
7.	Media and branding screens, and
8.	Security cameras, WiFi, sound, and emergency call boxes.

Critical Accounting Policies

Please refer to Note 1 in the consolidated financial statements for further information on the Company’s critical accounting policies which are summarized as follows:

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, estimates of loss contingencies, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

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

Inventory. Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with the manufacturing process. The Company regularly reviews inventory components and quantities on hand, and performs annual physical inventory counts. A reserve is established if this review process determines the net realizable value of such inventory may be below the carrying value.

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

Revenue and Cost Recognition. On January 1, 2018, Envision adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

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

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a one year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2018, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Cost of Revenues. The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, all of which are included in inventory prior to a sale, as costs of revenues. The Company further includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.

Changes in Accounting Principles. Other than the adoption of ASC 606 “Revenues from Contracts with Customers” there were no significant changes in accounting principles that were adopted during the year ended December 31, 2018.

Results of Operations

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue. For the year ended December 31, 2018, our revenues were $6,162,402 compared to $1,412,042 for the same period in 2017, a 336% increase. Revenues for the period ended December 31, 2018 were derived primarily from sale and delivery of 90 EVARC™ units. Revenues in the period ended December 31, 2017 were derived from the sale and delivery of twenty EVARC™ units, seven of which were ordered via our State of California contract and four of which were ordered via our New York City contract.

Gross Profit. For the year ended December 31, 2018, we had a gross loss of $192,100 compared to a gross loss of $472,751 for the same period in 2017, a 59% improvement. The decrease in the gross loss in the year ended December 31, 2018 compared to the year ended December 31, 2017 is related to increased production and delivery volumes. Although we have gross profits on certain sales of our EVARC™ units, more generally in these earlier stages of the production evolution for the EV ARC™ with lower overall production volumes, we determined that the appropriate selling price point, based on the market, was lower than the actual total direct and indirect costs of production. For our EV ARC™ product, direct labor and material costs are lower than the selling price at the individual product level, however, when all of our overhead cost allocations such as rent, indirect labor, and other allocated general overhead costs are spread across the lower volume of units we produce to date, we have recognized gross losses on sales rather than gross profits. We continually endeavor to make production improvements in both our products and our processes to reduce our manufacturing costs while maintaining the high quality for which we strive. As unit sales continue to increase and become sufficient to overcome overhead costs shared amongst all of our production, and we trend toward reducing our cost base through improved economies of scale, production process improvements, and component cost reductions, management believes that gross profits can be realized and maintained. Additionally, during 2018, the Company recorded approximately $72,000 of additional loss contingency related to the purchase order issued from the City of New York.

Operating Expenses. Total operating expenses were $2,337,446 for the year ended December 31, 2018 compared to $2,227,645 for the same period in 2017, a 5% increase. During the year ended December 31, 2018 as compared to the year ended December 31, 2017: general labor increased approximately $50,000 primarily due to some modest pay increases along with an increase in our accrued payroll expenses; sales costs increased by approximately $115,000 primarily as a result of increased commissions associated with our increased revenues and due to increased costs of software tools used by our sales team; stock option expense decreased by approximately $110,000 due to the full vesting of past issued grants in 2017; director fees increased approximately $125,000 due to stock awards issued or earned during 2018; we had an increase in marketing related costs of approximately $30,000 due to increased direct marketing activities; and experienced decrease of approximately $90,000 in financial advisory consulting expenses.

Provision for Taxes. Our tax expense for the year ended December 31, 2017 related to charges for the California Franchise Tax Board based on the minimum tax due to the state for each year. We did not incur any federal tax liability for the years ended December 31, 2018 or December 31, 2017 because we incurred operating losses in these periods.

Interest Expense. Interest expense was $1,089,223 for the year ended December 31, 2018 compared to $474,601 for the same period in 2017, a 130% increase. Coupon type interest on outstanding debt including the purchase order financing loan and term refinancing loan incurred in 2017, amounted to approximately $225,000 in 2018 compared to $142,000 in 2017, a 58% increase. Additional interest expense of $861,782 in 2018 and $271,098 in 2017, a 218% increase, primarily resulted from the amortization of debt discounts associated with the beneficial conversion features and warrants issued as a part of our debt facilities.

Gain on Debt Settlement. For the year ended December 31, 2018, we had no gain on debt settlement compared to a gain on debt settlement of $25,524 for the same period in 2017. The majority of the gain on debt settlement in 2017 resulted from the favorable discharge of a note payable settled in the period.

Gain on Debt Extinguishment: For the year ended December 31, 2018, we had no gain on debt extinguishment compared to a gain on debt extinguishment of $107,081 for the same period in 2017. The amounts represent the change in fair value of the embedded conversion option attached to an original Gemini Master Fund note. This note was settled during 2017 resulting in the gain on debt extinguishment according to our accounting policy and there was no such liability at December 31, 2017.

Net Loss. We generated net losses of $3,598,780 for the year ended December 31, 2018, compared to a net loss of $3,041,430 for the same period in 2017, a 18% increase. The major components of these losses, and the changes of such between years, are discussed in the above paragraphs.

Liquidity and Capital Resources

At December 31, 2018, we had cash of $244,024. We have historically met our cash needs through a combination of proceeds from private placements of our securities, and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $712,456 for the year ended December 31, 2018, compared to cash used in operations of $3,437,312 for the year ended December 31, 2017. The primary driver of the 2018 net cash used in operations included the net loss of $3,598,780 we experienced in the period offset by various net changes in balance sheet items and other non-cash items recorded in such loss. In 2018, we had non-cash charges consisting of $237,500 of stock issued for director services, $111,572 related to the granting of stock options primarily in 2018, $861,782 related to the amortization of debt discount and $62,839 of depreciation and amortization expenses. Notable balance sheet account changes effecting cash used in operations include an increase in accounts receivable of $1,284,756 related to the sale and delivery of EVARC™ units during the month of December; and increase in prepaid expenses of $230,669 related to deposits made to acquire materials; a decrease in inventory of $1,241,040 which was a result from the sale and delivery of approximately 30 EVARC™ units that were built as of December 31, 2017 but not delivered until 2018; a decrease in deposits of $51,047 primarily related to our facility lease; an increase in accounts payable amounting to $881,967 primarily related to materials purchased for product builds; an increase in accrued expenses of $162,246 including increases in accrued interest and accrued vacation; an increase of $50,000 of deferred salary of our chief executive officer; and increase of $758,271 of deferred revenue from progress payments received from our customer of our first EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Chargers.

Cash used in investing activities during the year ended December 31, 2018 was $32,282, compared to $26,365 during the same period in 2017. In 2018, $23,740 was used to purchase certain manufacturing equipment. In 2017, the majority of cash was used to purchase certain equipment to assist in the physical movement of our product through production and to final delivery. Additionally, in 2018 and 2017 respectively, the Company incurred $59,079 and $2,470 to fund patent costs.

Cash received in our financing activities was $585,287 for the year ended December 31, 2018, compared to cash received of $3,858,584 during the same period in 2017. In 2018, a net of $278,000 is attributable to the sale of common stock in private placements while we borrowed $750,000 on a note payable and made principal payments amounting to $212,685 on other debt instruments. The Company also funded $195,028 of deferred equity offering costs related to our planned future public offering. In 2017, $2,291,400 was attributable to the sale of common stock in private placements, less offering costs for such period. Additionally, in 2017, the Company borrowed $1,650,000 net of repayments of $1,000,000 on various debt instrument and further made principal payments of $60,533 on certain other debt instruments.

Current assets increased to $2,921,763 at December 31, 2018 from $2,784,595 at December 31, 2017 while current liabilities increased to $5,681,343 at December 31, 2018 from $3,571,216 at December 31, 2017. As a result, our working capital deficit increased to $2,759,580 at December 31, 2018 from $786,621 at December 31, 2017.

As of December 31, 2018, the Company had $2,862,940 in short term borrowings net of unamortized debt discounts of $520,696 with an additional $286,528 in long term borrowings. All of our borrowings incur interest rates between 6.0% and 10% per annum. Payments on the Company’s borrowings will restrict cash used for operations during 2019. Two of the short term borrowing arrangements, from the same lender, are secured by substantially all the assets of the Company.

While the Company has been attempting to grow market awareness and focusing on the generation of sales to bring our product into the marketplace, the Company has not generally earned an overall gross profit on its sales of products and services.  It has been pricing its products and services in an attempt to forge durable long-term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for consistent gross profits on the EV ARC ™ product as we move forward. The Company will continue to rely on capital infusions from the private or public placement of its securities as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

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

Capitalization

On July 2, 2018, we filed with the Securities and Exchange Commission a Registration Statement on Form S-1 to raise equity capital through the offer and sale of units consisting of shares of our common stock and warrants to purchase additional shares of common stock. The Company has applied to list its common stock and the warrants included in the units for trading on the NASDAQ Capital Market upon the closing of this offering, if it closes. This public offering is expected to be made through a firm commitment underwriting conducted by Maxim Capital Group, Inc., a registered member of the Financial Industry Regulatory Authority (“FINRA”). See our filing at www.sec.gov for a copy of the registration statement.

Going Concern Qualification

As reflected in the accompanying consolidated financial statements for the year ended December 31, 2018, the Company had a net loss and net cash used in operating activities of $3,598,780 and $712,456, respectively. Additionally, at December 31, 2018, the Company had a working capital deficit of $2,759,580, an accumulated deficit of $41,875,659 and a stockholders’ deficit of $2,480,679. It is management’s opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company has incurred significant losses from operations, and such losses are expected to continue although we believe such losses will decline as we progress. In addition, the Company has limited working capital. In the upcoming months, management's plans include seeking additional operating and working capital through a combination of financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  Further, the Company continues to seek sales contracts for new product sales that should provide additional revenues and gross profits. Additionally, Envision intends to refinance our various debt instruments as they become due. All such actions and funds, if successful, may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months.

The Company’s Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2018 and 2017. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s assessment of the going concern risk and the “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

December 31, 2018 and 2017

Envision Solar International, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Envision Solar International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envision Solar International, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $3,598,780 and $712,456, respectively, in 2018 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $2,759,580, $2,480,679 and $41,875,659, respectively, at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Salberg & Company P.A.

SALBERG & COMPANY, P.A.

We have served as the company’s auditors since 2008

Boca Raton, Florida

March 20, 2019

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Envision Solar International, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets

Current Assets
Cash	$244,024	$403,475
Accounts Receivable, net	1,290,702	5,946
Prepaid and other current assets	256,071	55,674
Inventory, net	1,130,966	2,319,500
Total Current Assets	2,921,763	2,784,595

Property and Equipment, net	133,235	226,112

Other Assets
Patents, net	131,625	75,279
Deposits	105,541	156,588
Deferred Equity Offering Costs	195,028	–
Total Other Assets	432,194	231,867

Total Assets	$3,487,192	$3,242,574

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$1,368,257	$486,690
Accrued Expenses	614,170	451,924
Sales Tax Payable	191	46
Deferred Revenue	835,785	77,514
Convertible Line of Credit, net of discount of $0 and $226,768 at December 31, 2018 and 2017, respectively	960,000	923,232
Convertible Notes Payable - Current Portion, net of discount amounting to $446,381 and $175,668 at December 31, 2018 and 2017, respectively	1,104,235	1,486,948
Convertible Note Payable -Related Party	–	135,000
Note Payable, net of discount of $74,315 at December 31, 2018	788,185	–
Auto Loan -current portion	10,520	9,862
Total Current Liabilities	5,681,343	3,571,216

Convertible Note Payable -Related Party, net of debt discount amounting to $7,749 at December 31, 2018	177,251	–
Convertible Notes Payable - Long Term Portion	100,000	–
Long-term portion of Auto Loan	9,277	20,620
Total Long Term Liabilities	286,528	20,620

Total Liabilities	5,967,871	3,591,836

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of December 31, 2018 and 2017, respectively.	–	–
Common Stock, $0.001 par value, 490,000,000 shares authorized, 145,331,495 and 141,835,662 shares issued or issuable and outstanding at December 31, 2018 and 2017, respectively.	145,331	141,836
Additional Paid-in-Capital	39,249,649	37,785,781
Accumulated Deficit	(41,875,659)	(38,276,879)

Total Stockholders' Deficit	(2,480,679)	(349,262)

Total Liabilities and Stockholders' Deficit	$3,487,192	$3,242,574

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2018	2017

Revenues	$6,162,402	$1,412,042

Cost of Revenues	6,354,502	1,884,793

Gross Loss	(192,100)	(472,751)

Operating Expenses (including stock based compensation expense of $349,072 and $430,084 for the years ended December 31, 2018 and 2017, respectively)	2,337,446	2,227,645

Loss From Operations	(2,529,546)	(2,700,396)

Other Income (Expense)
Other Income	3,729	1,762
Gain on sale of Fixed Assets	16,260	–
Gain on Debt Settlement, net	–	25,524
Interest Expense	(1,089,223)	(474,601)
Gain on debt extinguishment	–	107,081
Total Other Income (Expense)	(1,069,234)	(340,234)

Loss Before Tax Expense	(3,598,780)	(3,040,630)

Tax Expense	–	800

Net Loss	$(3,598,780)	$(3,041,430)

Net Loss Per Share- Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	144,564,006	127,470,749

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit

Balance December 31, 2016	–	$–	120,105,418	$120,105	$33,730,240	$(35,235,449)	$(1,385,104)

Stock Issued for Cash	–	–	15,633,327	15,634	2,329,366	–	2,345,000

Cash Offering Costs	–	–	–	–	(53,600)	–	(53,600)

Stock Issued for Loan Conversion	–	–	4,698,060	4,698	700,011	–	704,709

Stock Issued for Services	–	–	15,000	15	2,235	–	2,250

Stock Issued for Services - Related Party	–	–	180,000	180	26,820	–	27,000

Stock Issued for Director Services	–	–	750,000	750	111,750	–	112,500

Shares Issued for Loan Guaranty -Related Party	–	–	453,857	454	67,624	–	68,078

Value of Warrants and Beneficial Conversion Features Related to Debt Instruments	–	–	–	–	651,251	–	651,251

Stock Option Expense	–	–	–	–	220,084	–	220,084

Net Loss 2017	–	–	–	–	–	(3,041,430)	(3,041,430)

Balance December 31, 2017	–	$–	141,835,662	$141,836	$37,785,781	$(38,276,879)	$(349,262)

Stock Issued for Cash	–	–	1,933,333	1,933	288,067	–	290,000
					`
Cash Offering Costs	–	–	–	–	(12,000)	–	(12,000)

Stock Issued for Director Services	–	–	1,562,500	1,562	235,938	–	237,500

Value of Warrants and Beneficial Conversion Features Related to Debt Instruments	–	–	–	–	840,291	–	840,291

Stock Option Expense	–	–	–	–	111,572	–	111,572

Net Loss 2018	–	–	–	–	–	(3,598,780)	(3,598,780)

Balance December 31, 2018	–	$–	145,331,495	$145,331	$39,249,649	$(41,875,659)	$(2,480,679)

The accompanying notes are an integral part of these Consolidated Financial Statements

Envision Solar International, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,598,780)	$(3,041,430)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	62,839	69,381
Common Stock Issued for Loan Guaranty	–	68,250
Common Stock Issued for Services	237,500	141,750
Gain on Debt Settlement, net	–	(25,524)
Compensation Expense Related to Grant of Stock Options	111,572	220,084
Gain on Debt Extinguishment	–	(107,081)
Gain on Sale of Fixed Assets	(16,260)	–
Amortization of Debt Discount	861,782	271,098
Amortization of Debt Issue Costs	–	800
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(1,284,756)	1,155,118
Prepaid Expenses and Other Current Assets	(230,669)	19,659
Inventory	1,241,040	(2,004,526)
Deposits	51,047	(1,810)
Increase (decrease) in:
Accounts Payable	881,567	(386,322)
Accrued Expenses	162,246	146,185
Convertible Note Payable Issued in Lieu of Salary - Related Party	50,000	85,000
Sales Tax Payable	145	(50,135)
Deferred Revenue	758,271	2,191
NET CASH USED IN OPERATING ACTIVITIES	(712,456)	(3,437,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(23,470)	(23,895)
Sale of Equipment	50,267	–
Funding of Patent Costs	(59,079)	(2,470)
NET CASH USED IN INVESTING ACTIVITIES	(32,282)	(26,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	290,000	2,345,000
Payments of Offering Costs Related to Sale of Common Stock	(12,000)	(53,600)
Borrowings on Convertible Note Payable	–	1,500,000
Borrowings (Repayments) on Convertible Line of Credit, Net	(190,000)	1,150,000
Payments on Line of Credit, Net	–	(1,000,000)
Repayments of Convertible Notes Payable	(12,000)	(12,000)
Borrowings (Repayments) on Notes Payable	750,000	(40,000)
Repayments of Auto Loan	(10,685)	(8,533)
Payments of Deferred Equity Offering Costs	(195,028)	–
Payments of Loan Offering Costs	(35,000)	(22,283)
NET CASH PROVIDED BY FINANCING ACTIVITIES	585,287	3,858,584

NET INCREASE (DECREASE) IN CASH	(159,451)	394,907

CASH AT BEGINNING OF YEAR	403,475	8,568

CASH AT END OF YEAR	$244,024	$403,475

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$163,555	$73,409
Cash paid for tax	$–	$800

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares Issued for Debt Conversion	$–	$704,709
Recording of Debt Discount	$840,291	$715,829
Recording of Payment Premium on Note Payable	$112,500	$–
Shares Issued for Loan Guarantee -Related Party	$–	$68,250
Transfer of prepaid asset to inventory	$30,272	$21,168
Depreciation transferred to inventory	$22,234	$22,004
Prepaid insurance financed by third party	$–	$2,334

The accompanying notes are an integral part of these Consolidated Financial Statements

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

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

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of Envision Solar International, Inc. and its inactive wholly-owned subsidiary, Envision Solar Construction Company, Inc. All inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, estimates of loss contingencies, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

CONCENTRATIONS

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2018.  The Company did not have any bank balances in excess of FDIC insured levels as of December 31, 2018 and had approximately $150,000 as of December 31, 2017.

Concentration of Accounts Receivable

At December 31, 2018 and 2017, customers that each accounted for more than 10% of our accounts receivable were as follows:

	2018	2017
Customer A	82%	–
Customer B	–	94%

Concentration of Revenues

For the years ended December 31, 2018 and 2017, customers that each represented more than 10% of our revenues were as follows:

	2018	2017
Customer A	50%	28%
Customer C	–	12%

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2018 nor December 31, 2017, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term loans, are carried at historical cost basis. At December 31, 2018 and 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with the manufacturing process. The Company regularly reviews inventory components and quantities on hand, and performs annual physical inventory counts. A reserve is established if this review process determines the net realizable value of such inventory may be below the carrying value.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 7 years. Expenditures for maintenance and repairs, along with fixed assets below our capitalization threshold, are expensed as incurred.

PATENTS

The Company believes it will achieve future economic value for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied, all accumulated administrative costs will be expensed in that period. For the years ended December 31, 2018 and 2017 respectively, patent amortization expense was $2,733 and $561.

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

REVENUE AND COST RECOGNITION

On January 1, 2018, Envision adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

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

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a one year warranty on its products for materials and workmanship, but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2018, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

COST OF REVENUES

The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, all of which are included in inventory prior to a sale, as costs of revenues. The Company further includes shipping and handling fees billed to customers as revenues, and shipping and handling costs as cost of revenues.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs, not including minimal amounts of labor associated with research and development projects, of $3,585 for the year ending December 31, 2018 and $1,772 for the year ending December 31, 2017.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred. Such amounts aggregated $114,408 in 2018 and $81,278 in 2017.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2018, tax years 2015 through 2018 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Convertible debt convertible into 20,914,405 common shares, options to purchase 14,820,589 common shares and warrants to purchase 6,717,950 common shares were outstanding at December 31, 2018. Convertible debt convertible into 19,846,181 common shares, options to purchase 15,216,664 common shares and warrants to purchase 5,781,900 common shares were outstanding at December 31, 2017. Dilutive common stock equivalents were not included in the computation of diluted net loss per share in 2018 and 2017 because the effects would have been anti-dilutive due to the net losses. Due to the net losses in 2018 and 2017, basic and diluted net loss per share amounts are the same. These potential common shares may dilute future earnings per share.

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

SEGMENTS

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2018 and 2017, the Company only operated in one segment; therefore, segment information has not been presented.

RECLASSIFICATIONS

Certain reclassifications have been made on prior period balances to conform to the current year presentation. At December 31, 2017, $62,616 was reclassified from Convertible Notes Payable – Related Parties to Convertible Notes Payable as the lender is no longer a related party. This reclassification had no impact on net loss, shareholders’ equity or cash flows as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS

Other than the adoption of ASC 606 “Revenue from Contracts with Customers,” there are no new accounting pronouncements that became effective during the year ended December 31, 2018 that materially affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after December 31, 2018, including the pronouncements discussed below, disclose the potential effects on the Company’s consolidated financial position and/or results of its’ operations and financial statement disclosures.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

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

ASU 2018-07

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update No. 2018-07: “Compensation -Stock Compensation (Topic 718)” which is meant to simplify and align the accounting for non-employee share-based payment transactions to the accounting for share-based payments for employees. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company expects adoption of this ASU will not have a material impact on its consolidated financial statements.

2.	GOING CONCERN

As reflected in the accompanying consolidated financial statements for the years ended December 31, 2018 and 2017, the Company had net losses of $3,598,780 (which includes $349,072 of stock-based compensation expense) and $3,041,430 (which includes $430,084 of stock-based compensation expense), respectively, and net cash used in operating activities of $712,456 and $3,437,312, respectively. Additionally, at December 31, 2018, the Company had a working capital deficit of $2,759,580, stockholders’ deficit of $2,480,679, and accumulated deficit of $41,875,659. It is managements opinion that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company has incurred significant losses from operations, and such losses are expected to continue.  In addition, the Company has limited working capital. In the upcoming months, Management's plans include seeking additional operating and working capital through a public offering of its common stock and debt financings. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. Further, the Company continues to seek out sales contracts for new product sales that should provide additional revenues and, in the long term, gross profits. Additionally, Envision intends to renegotiate the debt instruments that become due in 2019.  All such actions and funds, if successful, may or may not be sufficient to cover monthly operating expenses or meet minimum payments with respect to the Company’s liabilities over the next twelve months or provide additional working capital. From January 1, 2018 through December 31, 2018, the Company raised $290,000 from a private securities offering, borrowed a net $750,000 from a certain loan facility but additionally, made payments on other debt facilities totaling $212,685.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

3.	ACCOUNTS RECEIVABLE, AND DEFERRED REVENUE

Accounts Receivable

The Company records accounts receivable as it bills its customers for products and services. The allowance for doubtful accounts is based upon the Company’s policy (See Note 1). Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred.

At December 31, 2018 and 2017, accounts receivables were as follows:

	December 31, 2018	December 31, 2017
Accounts receivable	$1,290,702	$5,946
Less: Allowance for doubtful accounts	–	–
Accounts receivable, Net	$1,290,702	$5,946

There was no bad debt expense for either 2018 nor 2017.

Deferred Revenue

Deferred revenues are deposits from customers for product sales which have not yet been delivered and multi period maintenance contracts (See Note 1 and 16). Deferred revenue was $835,785 and $77,514 at December 31, 2018 and December 31, 2017, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2018	December 31, 2017
Prepaid insurance	$29,524	$25,402
Deposit on future raw material purchases	226,547	30,272
Total prepaid expenses and other current assets	$256,071	$55,674

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

5.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. As of December 31, 2018 and 2017, inventory consists of the following:

	December 31,	December 31,
	2018	2017
Finished goods	$–	$1,716,141
Work in process	443,701	311,481
Raw materials	698,689	300,479
Inventory reserve	(11,424)	(8,601)
Inventory, net	$1,130,966	$2,319,500

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2018	December 31, 2017
Computer equipment and software	5 years	$32,666	$32,666
Furniture and fixtures	7 years	82,529	82,529
Office equipment	5 years	3,039	20,533
Machinery and equipment	1-5 years	305,337	341,583
Autos	3 years	49,238	49,238
Leasehold improvements	47 months	6,790	6,790
Total property and equipment		479,599	533,339
Less accumulated depreciation		(346,364)	(307,227)

Property and Equipment, Net		$133,235	$226,112

Depreciation expense for 2018 and 2017 was $60,106 and $68,820, respectively. In 2018 and 2017, respectively, approximately $22,200 and $22,000 of depreciation was capitalized into inventory as manufacturing overhead costs.

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2018	December 31, 2017
Accrued vacation	$196,888	$152,051
Accrued interest	239,838	175,953
Accrued rent	66,349	77,164
Accrued loss contingency	71,744	44,423
Other accrued expense	39,351	2,333
Total accrued expenses	$614,170	$451,924

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

8.	LINE OF CREDIT/TERM DEBT – SILICON VALLEY BANK AND CONVERTIBLE LINE OF CREDIT

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

As a condition to the extension of credit to the Company under the LSA, Keshif Ventures, LLC (“Keshif”), a related party shareholder with more than 10% of the outstanding stock of the Company, agreed to guarantee all of the Company’s obligations under the LSA pursuant to a Master Unconditional Limited Guaranty between the Bank and Keshif (“Guaranty”). Keshif pledged cash equivalent collateral to the Bank as security for the Guaranty. Keshif also agreed to subordinate to the Bank all of Company’s indebtedness and other monetary obligations owing to Keshif pursuant to a Subordination Agreement (“Subordination Agreement”). Pursuant to the terms of the SPA, for each six-month period from and after the six-month anniversary of October 29, 2015 (each, a “Measurement Period”) that Keshif guarantees Borrower’s obligations under the LSA, Keshif will also receive the number of additional shares of Envision’s common stock, rounded upward to the nearest whole number, equal to (a) two and one half percent (2.5%) multiplied by the maximum outstanding principal amount of the LSA at any time during such Measurement Period, such amount to be divided by (b) the twenty (20) day average closing price of the Company’s common stock, measured for the twenty (20) consecutive trading days immediately prior to such Measurement Period, the quotient of which shall be multiplied by (c) a fraction, the numerator of which is the number of calendar days during the Measurement Period which the Guaranty remained in effect and the denominator of which is the number of calendar days in such Measurement Period. On April 29, 2017, the Company issued 234,302 shares of its common stock valued at $0.15 per share, or $35,145, and expensed this over the six month Measurement Period of the Guaranty. The Company recorded a gain on debt settlement of $2,355 on this transaction. Additionally, in September 2017, the Company issued 219,555 shares of its common stock valued at $0.15 per share, or $32,933 and expensed this over the final Measurement Period of the Guaranty. The Company recorded a loss of $2,183 on this transaction (See Notes 14 and 18).

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

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

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

As of September 25, 2017, the Company paid off the LSA in full with the proceeds of the “Lender” note as discussed in Note 10, and the Guaranty and all other contractual rights related to this debt facility were cancelled.

Convertible Line of Credit

On September 18, 2017, in addition to a convertible “Lender” note (See Note 10), the Company entered into a revolving secured convertible promissory note (the “Revolver”) with an unaffiliated lender (the “Lender”). Pursuant to the Revolver, the Company has the right to make borrowings from the Lender in amounts of up to 70% of the value of any specific purchase order (each a “PO”) received by the Company from a credit worthy customer (each a “Draw Down”), up to a maximum of $3,000,000, commencing on the date of the Revolver and originally terminating 300 days after the date of the Revolver, but subsequently extended through December 31, 2019. The Revolver bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 600 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of this Note to reflect any changes in the 12 month LIBOR rate as quoted on that day, or if that day is not a business day, on the next business day thereafter. The principal and accrued unpaid interest with respect to each Draw Down is due and payable within five (5) business days of receipt from the Customer by the Company of a payment due under the applicable PO (with respect to each Draw Down, the “Maturity Date”). Each Draw Down is secured by a perfected recorded second priority security interest in all of the Company’s assets, as set forth in that certain Security Agreement by and between the Company and the Lender. The Lender will have the right at any time until the Maturity Date of a Draw Down, provided the Lender gives the Company written notice of the Lender’s election to convert prior to any prepayment of such Draw Down by the Company with respect to converting that portion of such Draw Down covered by the prepayment, to convert all or any portion of the outstanding principal and accrued unpaid interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of the Lender’s election to convert.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

The Company received funds for an initial Draw Down on September 26, 2017 in the amount of $850,000. As a result of this Draw Down, the Company issued 1,416,667 common stock purchase warrants having a value of $122,992 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price and three year term (See Note 15). As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $243,223 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying consolidated balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three month period ended March 31, 2018.

The Company received funds for a second Draw Down on October 24, 2017 in the amount of $300,000. As a result of this Draw Down, the Company issued 500,000 common stock purchase warrants having a value of $56,620 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price and three year term (See Note 15). As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $175,261 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying consolidated balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three month period ended March 31, 2018.

As of December 31, 2017, the convertible line of credit had a balance, net of a $226,768 debt discount, amounting to $923,232.

The Company received funds for a third Draw Down on February 20, 2018 in the amount of $290,000. As a result of this Draw Down, the Company issued 407,784 common stock purchase warrants having a fair value of $61,282 using the Black-Scholes valuation methodology, and each with a $0.1778 exercise price and three year term (See Note 15). As a result of this transaction, the Company recorded $212,420 of debt discount consisting of the relative fair value of warrants of $50,591 and a beneficial conversion feature value of $161,829 which was amortized to interest expense over the term of the Draw Down. This drawn down was paid back to the Lender during the three month period ended June 30, 2018.

During the year ended December 31, 2018, the Company received other funds on drawdowns totaling $1,513,013 and paid back drawdowns amounting to $553,013. No warrants were owed on these drawdowns.

As of December 31, 2018, the convertible line of credit had a principal balance outstanding amounting to $960,000 with accrued interest amounting to $12,909 which is included in accrued expenses (See Note 7).

9.	CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley would have deferred until such time as Mr. Wheatley and the Board of Directors agreed that payment of the deferred salary and/or cessation of the deferral was appropriate. In certain circumstances upon the Company achieving specified milestones, which are described in the Agreement, Mr. Wheatley could have demanded payment of all or any portion of the deferred amount, and the Company must comply with such demand. In August 2018 this agreement was amended to where his salary shall defer until the earliest to occur of the following: (i) a permissable event specified in Section 409A of the Code, or (ii) December 31, 2020, or (iii) an event specified in Section 8.1(a) or 8.1(b) of the Agreement. In the case of a cessation of the deferral, the Company’s Board of Directors may unilaterally affect such a result by a resolution duly adopted by it without the agreement or participation of the Employee and with Employee recusing himself from the vote. Employee will be paid all of the deferred amount upon the occurrence of (a) if and when the Company experiences a “change of control” whereby more than 50% of the outstanding equity of the Company changes ownership in a single transaction or series of related transactions, or otherwise as defined in Section 15.6 of the Original Agreement, (b) a sale of all or substantially all of the assets of the Company, (c) a permissible event specified in Section 409A of the Code, or (d) on December 31, 2020.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley amended and signed in October 2018, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $0.15 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates prior to June 30, 2018, there was no beneficial conversion feature to this note through this date. Subsequent to June 30, 2018 and through December 31, 2018, and based on the average daily closing price of Our common stock, the Company recorded $8,672 of debt discount for the beneficial conversion feature value which is being amortized to interest expense over the term of the note. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of December 31, 2017 is $135,000. The balance of the note as of December 31, 2018, is $177,251, net of debt discount amounting to $7,749, with accrued and unpaid interest amounting to $28,220 which is included in accrued expenses (See Notes 7 and 18). This Note is classified as short term as of December 31, 2017 and long term as of December 31, 2018 on the accompanying consolidated balance sheet as a result of the August 2018 amendment changing the due date to December 1, 2020.

10.	CONVERTIBLE NOTES PAYABLE AND FAIR VALUE MEASUREMENTS

As of December 31, 2017, the following summarizes amounts owed under convertible notes payable:

	Amount	Discount	Convertible Notes Payable, net of discount
Evey Note	$62,616	$–	$62,616
Pegasus Note	100,000	–	100,000
“Lender” Note	1,500,000	175,668	1,324,332
	$1,662,616	$175,668	$1,486,948

As of December 31, 2018, the following summarizes amounts owed under convertible notes payable:

	Amount	Unamortized Discount	Convertible Notes Payable, net of discount
Evey Note	$50,616	$15,480	$35,136
“Lender” Note	1,500,000	430,901	1,069,099
Convertible Notes Payable - Current Portion	$1,550,616	$446,381	$1,104,235

Pegasus Note	$100,000	$–	$100,000
Convertible Notes Payable - Long Term Portion	$100,000	$–	$100,000

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Through a series of amendments, the Company modified the terms of all notes so that the terms of these notes became equivalent. Further, the interest rates were reduced to 10%; the conversion prices were reduced $0.15; the beneficial holder ceiling was increased to 9.9% and the terms were extended to June 30, 2015.

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

Effective January 20, 2016, Mr. Noble entered into a Purchase Option Agreement with Greencore Capital LLC (“GreenCore”), a firm affiliated with Jay S. Potter, a former director of the Company (the “Optionee”), pursuant to which the Optionee has the right to purchase or arrange for the purchase of the Note from Mr. Noble and all of Mr. Noble’s shares in the Company (the “Option”), at any time prior to March 31, 2016, which date was subsequently extended. The Company had consented to the original Purchase Option Agreement.

During the fourth quarter of 2016, the Company was notified that a transaction, or series of transactions, arranged by GreenCore, had officially closed whereas the convertible note and the “Noble” shares were ultimately obtained by a group of various shareholders, some of which were related parties to the Company.

Effective as of February 15, 2017, the Company received conversion notices from all the then current note holders effecting the conversion of the entire principal balance of the note amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note (See Notes 14 and 18).

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

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

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

For the year ended December 31, 2018, in lieu of interest payments, the Company made principal payments totaling $12,000. As of December 31, 2018, this note has a balance, net of $15,480 of discount, amounting to $35,136 with accrued interest amounting to $73,382 which is included in accrued expenses (See Note 7). The note continues to bear interest at a rate of 10%.

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

As of December 31, 2018, the note had a balance of $100,000 with accrued and unpaid interest amounting to $90,137 which is included in accrued expenses (See Note 7).

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

“Lender” Note

On September 18, 2017, in addition to entering into a revolving convertible line of credit (See Note 8), the Company also entered into a $1,500,000 secured convertible promissory note with the same unaffiliated lender (the “Lender”). The proceeds from this funding were used to pay off the Line of Credit/Term Debt – Silicon Valley Bank (See Note 8). This Note bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 400 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of the Note to reflect any changes in the 12 month LIBOR rate as quoted at on that day, or if that day is not a business day, on the next business day thereafter. Interest will only accrue on outstanding principal. Accrued unpaid interest is payable monthly on the first calendar day of each month for interest accrued during the previous month, with all outstanding principal and accrued unpaid interest originally payable in full on or before September 17, 2018 to the extent not converted into shares of the Company’s common stock. This note was initially amended to be payable in full by December 1, 2018 but the Company did not make the December 1, 2018 principal payment which non payment was a defined event of default. In March 2019, but effective December 1, 2018, the Company entered into second amendment to extend the term of the note to be payable in full by (i) June 30, 2019 or (ii) the closing of the public offering by borrower. This modification was treated as a debt extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The Company recorded debt discount amounting to $472,718 for the value of the beneficial conversion feature and is amortizing this to interest expense over the remaining term of the note. Additionally, the Company paid $30,000 of lender fees which were also recorded as debt discount and are also being amortized to interest expense over the term of the note. The Note is secured by a perfected recorded first priority security interest in all of the Company’s assets, as set forth in a certain Security Agreement by and between the Company and the Lender, dated September 18, 2017. At any time until the Maturity Date, and provided Lender gives the Company written notice of Lender’s election to convert prior to any prepayment of this Note by the Company with respect to converting that portion of this Note covered by the prepayment, the Lender has the right to convert all or any portion of the outstanding principal and accrued interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) fifteen cents ($0.15) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of its election to convert.

As additional consideration for the loan evidenced by the Note, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to $0.15 per share. The number of warrants issuable to the Lender is equal to 25% of the loan Amount divided by fifteen cents ($0.15). As of September 18, 2017, the Company issued 2,500,000 common stock purchase warrants under this provision having a fair value of $187,142 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price. As a result of this transaction, the Company recorded $232,768 of debt discount consisting of the relative fair value of the warrants of $166,384 and a beneficial conversion feature of $66,384, which was amortized to interest expense over the original term of the note (See Note 15).

During any time when the Note is outstanding, or when the Lender holds any Company stock, or any warrants to acquire Company stock where the combination of both could result in the Lender owning stock with a current value of one million dollars or greater, in the Company, the Lender will have certain review and consulting rights as described in the Note.

As of December 31, 2018, the convertible note had a balance, net of $430,901 of discount, amounting to $1,069,099 with accrued and unpaid interest amounting to $9,094 which is included in accrued expenses (See Note 7).

Fair Value Measurements – Derivative Liability – relating to the Gemini Third Amended and Restated Secured Bridge Note – Current Group discussed above

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

The following is a summary of activity of Level 3 liabilities for the periods ended December 31, 2017:

Balance at December 31, 2016	$107,081
Gain on debt extinguishment	(107,081)
Balance at December 31, 2017	$–

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

11.	NOTES PAYABLE

Gemini Special Opportunities Fund, LP

On August 27, 2018, the Company entered into an unsecured promissory note (the “Note”) in the amount of $750,000 (the “Principal Amount”) with Gemini Special Opportunities Fund, LP (the “Lender”). The Note bears simple interest at an annual rate of 10% and is subject to a Securities Purchase Agreement, dated August 27, 2018. This Note is due and payable on February 28, 2019 (the “Maturity Date”) (See Note 19). The Company may prepay the Note, provided if the Company repaid the Note on or prior to November 28, 2018, the Company shall pay 105% of the Principal Amount plus accrued interest, and if the Company repays the Note after November 28, 2018, including repayment on the Maturity Date, the Company shall pay 115% of the Principal Amount plus accrued interest. During the year ending December 31, 2018, the Company recorded an increase in the Note Payable balance of $112,500 with offsetting debt discount related to this repayment premium which is being amortized to interest expense over the term of the note. Additionally, the Company paid $5,000 of lender fees which were also recorded as debt discount and are also being amortized to interest expense over the term of the note.

As additional consideration for the loan evidenced by the Note, the Company issued to the Lender 900,000 common stock purchase warrants exercisable for a period of five years from the date of issuance with an exercise price equal to $0.25 per share. These warrants had a fair value of $115,521 using the Black-Sholes valuation methodology. As a result of this transaction, the Company recorded $100,102 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the note (See Note 15).

As of December 31, 2018, this note has a balance, net of $74,315 of unamortized discount, amounting to $788,185 with accrued interest amounting to $26,096 which is included in accrued expenses (See Note 7).

Vendor Note Payable

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

12.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of December 31, 2017, the loan has a short-term portion of $9,862 and a long-term portion of $20,620. As of December 31, 2018, the loan has a short-term portion of $10,520 and a long-term portion of $9,277.

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

Future annual minimum lease payments related to our facility lease are as follows:

2019	$543,180
2020	404,952
Total	$948,132

Administrative rent expense was $111,655 for each of the years ended December 31, 2018 and 2017, respectively. Further, for each of the years ended December 31, 2018 and 2017, $446,618 of rent was capitalized into inventory as manufacturing overhead costs.

Additionally, at December 31, 2018 the Company owed two month’s rent totaling $97,344 which is recorded in Accounts Payable in the accompanying balance sheet.

As of December 31, 2018, there are no other lease agreements with non-cancelable terms in excess of one year.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. During 2018 and 2017, the Company has agreements to act as a reseller for certain vendors; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties have agreed to cooperate and provide business opportunities to each other; agreements with vendors where the vendor may provide marketing, public relations, technical consulting or subcontractor services and financial advisory agreements where the financial advisor would receive a fee and/or commission for advising and raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, other than sales agent agreements and revenue generating sales contracts, there are no firm commitments in such agreements as of December 31, 2018.

The Company enters into various other agreements with third party vendors who will provide services and/or products to the Company. Such vendor agreements may call for a deposit along with certain other payments based on the delivery of goods or services.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

14.	COMMON STOCK

Shares Issued

Issuances of the Company’s common stock during the years ended December 31, 2018 and 2017, respectively, are as follows:

2018

Stock Issued in Cash Sales

During the year ended December 31, 2018 pursuant to private placements, the Company issued 1,933,333 shares of common stock for cash with a per share price of $0.15 per share or $290,000 and the Company incurred $12,000 of capital raising fees that were paid in cash and charged to additional paid-in capital. Additionally, 50,000 common stock purchase warrants were issued as offering costs to the placement agents (see Note 15).

Stock Issued for Director Services

During the year ended December 31, 2018, the Company released and issued a total of 625,000 vested shares of common stock (related to previous years grants to each of three directors of 750,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $0.15, or $93,750 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The $93,750 was expensed during the year ended December 31, 2018 (See Note 18).

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted a total of 750,000 shares of common stock with a per share value of $0.15 per share (based on the market price at the time of the agreement), or $112,500, to three directors for performance of their duties.  These shares are being issued from a pool of 750,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions (See Note 18). These shares were immediately expensed.

On July 19, 2018, Mr. Jay S. Potter resigned as a director of Envision Solar International, and the Company accepted Mr. Potter’s resignation effective on the same date. In recognition of Mr. Potter’s long and valuable service to the Company, the Board of Directors authorized the immediate vesting and issuance to Mr. Potter of the balance of the nonperformance restricted stock award scheduled to be issued to him through December 31, 2018. As such, the Company released and issued a total of 125,000 vested shares of common stock with a per share fair value of $0.15, or $18,750 (based on the market price at the time of the agreement), which was expensed on July 19, 2018 (See Note 18).

On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of the Company effective August 22, 2018. Mr. Schweitzer is an independent director who has also accepted an appointment to serve as the chairman of the Company’s audit committee. In consideration for Mr. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 1,500,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement, including but not limited to the following vesting schedule: 62,500 shares per quarter, prorata, over a 36 month period commencing on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 62,500 shares on December 31, 2018 and the last release will be of 62,500 shares on September 30, 2021; and 750,000 shares based on the achievement by the Company of certain performance goals in accordance with the Agreement. During the year ended December 31, 2018, the Company released and issued a total of 62,500 vested shares of common stock to Mr. Schweitzer with a per share fair value of $0.20, or $12,500 (based on the market price at the time of the agreement), for his service as defined in his respective Restricted Stock Grant Agreement. The $12,500 was expensed during the year ended December 31, 2018 (See Note 18).

As of December 31, 2018, there were unreleased shares of common stock representing $512,500 of unrecognized restricted stock grant expense related to the Restricted Stock Grant Agreements for our Directors.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

2017

Stock Issued in Cash Sales

During the year ended December 31, 2017 pursuant to private placements, the Company issued 15,633,327 shares of common stock for cash with a per share price of $0.15 per share or $2,345,000 and the Company incurred $53,600 of capital raising fees that were paid in cash and charged to additional paid-in capital. Additionally, as of December 31, 2017, related to the Company’s private placement, the company was obligated to issue 223,337 common stock purchase warrants to the placement agents which were issued in 2018 upon the closing of the offering. There was no financial statement accounting effect for the issuance of these warrants as their fair value was charged to Additional Paid-in-Capital as an offering cost and offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants (see Note 15).

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

Stock Issued for Services – Related Party

For professional services provided per the terms of a consulting agreement with GreenCore Capital LLC (“GreenCore”), and during the year ended December 31, 2017, the Company issued 180,000 shares of the Company’s common stock with a per share fair value of $0.15 (based on contemporaneous cash sales prices) or $27,000. Jay Potter, our director, is the managing member of GreenCore and the individual performing the services. (See Note 18)

Stock Issued for Director Services

As of December 31, 2016, the board approved a modified compensation program, effective January 1, 2017, for all non-executive directors where each director would receive 750,000 restricted shares of common stock, pursuant to a restricted stock grant agreement (“New Program RSA”) with vesting 62,500 per quarter over a 36 month period commencing on March 31, 2017 or upon the date for which a new director is named, issuable on the last day of each calendar quarter so long as such director serves as a director of the Company at that time. Each director that had a previous agreement agreed to terminate their rights to any previously issued shares and cancel such previous agreements. As such, the Company granted 2,250,000 shares to directors on January 1, 2017 having a total value of $337,500. The Company intended to grant up to an additional 750,000 shares of its common stock to each director based on their achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management.

During the year ended December 31, 2017, the Company released 750,000 shares of common stock with a per share fair value of $0.15, or $112,500 (based on the market price at the time of the agreements), to three directors for their service as defined in their respective restricted stock grant agreements. The payments were expensed at issuance (See Note 18).

The total unrecognized restricted stock grant expense related to the Restricted Stock Agreements of our directors amounted to $562,500 at December 31, 2017.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Stock Issued for Loan Guaranty

During the year ended December 31, 2017, and in consideration for the continued Guaranty of the Company’s obligations extended under a now terminated line of credit, the Company issued 453,857 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $68,078 to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. These shares were expensed to interest expense over the term of the Guaranty period. The Company recorded a gain on debt settlement of $172 related to this transaction (See Note 8).

Nonvested Shares

A summary of activity of the nonvested shares as of December 31, 2017 and 2018 is as follows:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2017	3,750,000	$0.15
Granted	1,500,000	$0.20
Vested	(1,562,500)	$0.15
Forfeited	(750,000)	$0.15
Nonvested at December 31, 2018	2,937,500	$0.17

15.	STOCK OPTIONS AND WARRANTS

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Stock Options

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. The Company’s stock option compensation expense was $111,572 and $220,084 for the years ended December 31, 2018 and 2017, respectively, and there was $6,638 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2018. This stock option expense will be recognized through December 2019.

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

From January 1, 2018 through December 31, 2018, the Company issued 707,500 stock options under the plans with a total valuation of $94,204. All of these options have a 10 year term.

We used the following assumptions for options granted in fiscal 2018 and 2017:

	2018	2017
Expected volatility	82.40%	81.05%
Expected term	5 Years	5 Years
Risk-free interest rate	2.59%	1.5%
Expected dividend yield	None	None

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Option activity for the years ended December 31, 2018 and 2017 under the 2008 and 2011 Plans are as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	19,917,007	$0.25
Granted	645,000	0.16
Exercised	–	–
Forfeited	(1,095,000)	0.19
Expired	(4,250,343)	0.33
Outstanding at December 31, 2017	15,216,664	$0.23
Granted	707,500	0.20
Exercised	–	–
Forfeited	(1,015,000)	0.19
Expired	(88,575)	0.63
Outstanding at December 31, 2018	14,820,589	$0.23
Exercisable at December 31, 2018	14,674,758	$0.23
Weighted average grant date fair value		$0.13

The following table summarizes information about employee stock options outstanding at December 31, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2018	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.13-0.33	14,820,589	4.75 Years	$0.23	$–	14,674,758	$0.23	$–
	14,820,589	4.75 Years	$0.23	$–	14,674,758	$0.23	$–

As the Company’s stock price was lower than the weighted average exercise price at December 31, 2018, there is no aggregate intrinsic value of the options.

Options exercisable have a weighted average remaining contractual life of 4.73 years as of December 31, 2018.

The weighted average grant date fair value of options granted in 2018 and 2017 was $0.13 and $0.10 respectively.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Warrants

2018

For the year ended December 31, 2018, as a part of the Company’s private placement, the Company issued 273,333 warrants to the placement agents (See Note 14). These warrants, valued at $26,206, are exercisable for 5 years at an exercise price of $0.15 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 79.39%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 5 years. There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

During the year ended December 31, 2018 as a result of Draw Downs on our Convertible Line of Credit with Lender, the Company issued 407,784 common stock purchase warrants with a total value of $61,282 and each with a $0.1778 exercise price and 3 year term. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 82.55%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 3 years. As a result of this transaction, the Company recorded $50,591 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the drawdown (See Note 8).

In connection to the issuance of a Note Payable on August 27, 2018, the Company issued 900,000 common stock purchase warrants with a total value of $115,521 and each with a $0.25 exercise price and a 5 year term. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 82.68%, expected dividends of 0.0%, a discount rate of 2.35%, and expected term of 5 years. As a result of this transaction, the Company recorded $100,102 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the note (See Note 11).

During the year ended December 31, 2018, 645,067 warrants had expired.

2017

During the year ended December 31, 2017, and as additional consideration for the funding of the Convertible Note payable by the Lender, the Company issued 2,500,000 common stock purchase warrants having a value of $187,142 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price and a three year term (See Note 10). The assumptions used in the valuation of these warrants include volatility of 85.78%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 3 years.

During the year ended December 31, 2017 as a result of Draw Downs on our Convertible Line of Credit with the Lender, the Company issued 1,916,667 common stock purchase warrants having a value of $179,612 using the Black-Scholes valuation methodology, and each with a $0.15 exercise price and three year term (See Note 8). The assumptions used in the valuation of these warrants include volatility of 83.67-85.78, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 3 years.

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

As of December 31, 2017, related to the Company’s private placement, the company was obligated to issue 223,337 common stock purchase warrants to the placement agents which were issued in 2018. There was no financial statement accounting effect for the issuance of these warrants as their fair value was charged to Additional Paid-in-Capital as an offering cost and offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

During the year ended December 31, 2017, 26,831,589 warrants had expired.

Warrant activity for the years ended December 31, 2018 and 2017 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	28,196,822	$0.17
Granted	4,416,667	0.15
Exercised	–	–
Forfeited	–	–
Expired	(26,831,589)	0.16
Outstanding at December 31, 2017	5,781,900	$0.17
Granted	1,581,117	$0.21
Exercised	–	–
Forfeited	–	–
Expired	(645,067)	0.25
Outstanding at December 31, 2018	6,717,950	$0.17
Exercisable at December 31, 2018	6,717,950	$0.17
Weighted average grant date fair value		$0.13

Warrants exercisable have a weighted average remaining contractual life of 2.22 years as of December 31, 2018.

16.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the year ended December 31,
	2018	2017
Product Sales	$6,144,251	$1,401,103
Maintenance Fees	7,576	7,114
Professional Services	10,575	3,825
Total Revenues	$6,162,402	$1,412,042

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

At December 31, 2018 and December 31, 2017, deferred revenue amounted to $835,785 and $77,514 respectively. At December 31, 2018, the Company has received an initial deposit to plan and manufacture two Solar Tree® units, and a deposit for two of our new HP EVARC units, in addition to deposits for multi-year maintenance plans for previously sold products. As of December 31, 2018, deferred revenue associated with product deposits are $791,913 and the delivery of such products are expected within the following six months, while deferred maintenance fees amounted to $43,872 and pertain to services to be provided through the second quarter of 2022.

17.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2018 and 2017 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

The blended Federal and State tax rate of 27.98% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	Year ended December 31,
	2018	2017
Computed “expected” tax expense (benefit)	$(755,744)	$(1,034,086)
State taxes, net of federal benefit	(251,217)	(171,202)
Goodwill impairment and other non-deductible items	(74,120)	643,016
Change in federal tax rates	–	4,145,380
Change in deferred tax asset valuation allowance	1,081,081	(3,583,108)
Income tax expense	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2018	2017
Deferred tax assets:
Charitable contributions	$2,900	$2,900
Reserve for bad debt	17,805	17,948
Stock options	3,448,014	3,416,792
Deferred Revenue	233,883	–
Depreciation	22,937	6,920
Other	19,661	17,674
Net operating loss carryforward	7,755,622	6,957,507
Total gross deferred tax assets	11,500,822	10,419,741
Less: Deferred tax asset valuation allowance	(11,432,888)	(10,351,807)
Total net deferred tax assets	67,934	67,934

Deferred tax liabilities:
Accrued salaries	(67,934)	(67,934)
Total deferred tax liabilities	(67,934)	(67,934)
Total net deferred taxes	$–	$–

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. The valuation allowance at December 31, 2018 was $11,432,888. The increase in the valuation allowance during 2018 was $1,081,081.

At December 31, 2018, the Company has a net operating loss carry forward of $27,714,883 available to offset future net income through 2038. The NOL expires during the years 2018 to 2038. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (Act). The Act makes significant modifications to the provisions of the Internal Revenue Code, including but not limited to, a corporate tax rate decrease to 21% effective as of January 1, 2018. The Company’s net deferred tax assets and liabilities have been revalued at the newly enacted U.S. Corporate rate in the year of enactment. The adjustment related to the revaluation of the deferred tax asset and liability balances is a net charge of approximately $4.1 million. This expense is fully offset by a change in valuation allowance. Accordingly, there is no impact on income tax expense as of December 31, 2017 nor 2018.

18.	RELATED PARTY TRANSACTIONS

Accounts Payable and Related Party Vendor Payments

During the year ended December 31, 2017, the Company made cash payments totaling $54,000, and issued 180,000 shares of the Company’s common stock with a total value of $27,000 to GreenCore for professional services provided to the Company as detailed in a March 28, 2014 consulting agreement. There were no balances owed to GreenCore as of December 31, 2017. Jay Potter, our former director at the time of such payments, is the managing member of GreenCore (See Note 14).

Director Compensation

On or about December 31, 2016, Mr. Jay S. Potter, Mr. Tony Posawatz, and Mr. Peter Davidson, all directors of the Company, each entered into an Amendment to their Restricted Stock Agreement with the Company (each an “Amendment”). Pursuant to their Amendments, each director agreed to terminate his rights to unvested restricted shares of the Company’s common stock under their previous respective Restricted Stock Agreements, in consideration for which the Company granted to each director 750,000 restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the date of grant, issuable quarterly on the last day of each calendar quarter (the first vesting is scheduled to occur on January 31, 2017 and be for 20,833 shares and the first issuance is scheduled to occur on March 31, 2017 and be for 62,499 shares) so long as each director serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company may also grant an additional 750,000 restricted shares of the Company’s common stock to each director to vest in the future from time to time, based on their achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date.

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

ENVISION SOLAR INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

During the year ended December 31, 2018, the Company released and issued a total of 625,000 vested shares of common stock (related to previous years grants to each of three directors of 750,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $0.15, or $93,750 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements (See Note 14). The $93,750 was expensed during the year ended December 31, 2018.

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted a total of 750,000 shares of common stock with a per share value of $0.15 per share (based on the market price at the time of the agreement), or $112,500, split between three directors for performance of their duties.  These shares are being issued from a pool of 750,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions (See Note 14). These shares were immediately expensed.

On July 19, 2018, Mr. Jay S. Potter resigned as a director of Envision Solar International, and the Company accepted Mr. Potter’s resignation effective on the same date. In recognition of Mr. Potter’s long and valuable service to the Company, the Board of Directors authorized the immediate vesting and issuance to Mr. Potter of the balance of the nonperformance restricted stock award scheduled to be issued to him through December 31, 2018. As such, the Company released and issued a total of 125,000 vested shares of common stock with a per share fair value of $0.15, or $18,750 (based on the market price at the time of the agreement), which was expensed on July 19, 2018 (See Note 14).

On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of the Company effective August 22, 2018. Mr. Schweitzer is an independent director who has also accepted an appointment to serve as the chairman of the Company’s audit committee. In consideration for Mr. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 1,500,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement, including but not limited to the following vesting schedule: 62,500 shares per quarter, prorata, over a 36 month period commencing on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 62,500 shares on December 31, 2018 and the last release will be of 62,500 shares on September 30, 2021; and 750,000 shares based on the achievement by the Company of certain performance goals in accordance with the Agreement. During the year ended December 31, 2018, the Company released and issued a total of 62,500 vested shares of common stock to Mr. Schweitzer with a per share fair value of $0.20, or $12,500 (based on the market price at the time of the agreement), for his service as defined in his respective Restricted Stock Grant Agreement. The $12,500 was expensed during the year ended December 31, 2018 (See Note 14).

Stock Issued for Loan Guaranty and Cash Sales

During the year ended December 31, 2017, and in consideration for the continued Guaranty of the Company’s obligations extended under a now terminated line of credit, the Company issued 453,857 shares of its common stock, with a per share value of $0.15 (based on contemporaneous cash sales prices) or $68,078 to Keshif Ventures LLC, a related party, pursuant to a stock purchase agreement. These shares were expensed to interest expense over the term of the Guaranty period. Additionally, during the year ended December 31, 2017, pursuant to a private placement, the Company issued 1,333,333 shares of common stock for cash, with a per share price of $0.15 per share or $200,000 to Keshif (See Note 8).

Convertible Notes Payable to Related Parties

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley. The balance of the note as of December 31, 2017 is $135,000. The balance of the note as of December 31, 2018, net of discount amounting to $7,749, is $177,251, with accrued and unpaid interest amounting to $28,220 which is included in accrued expenses (See Notes 7 and 9). This Note is classified as short term as of December 31, 2017 and long term as of December 31, 2018 on the accompanying consolidated balance sheet.

Effective as of February 15, 2017, the Company received conversion notices from all the current note holders effecting the conversion of the entire principal balance of a convertible note outstanding and owed by the Company amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note. Of these shares, 2,315,940 shares were issued to Keshif Ventures, LLC.

19.	SUBSEQUENT EVENTS

The Note Payable with Gemini Special Operations Fund, LP became due as of February 28, 2019 and thus is in technical default (See Note 11). However, effective that date, an oral forbearance agreement was granted by lender for any defaults, confirmed in writing, and is meant to be in effect until the Lender and the Company complete an amendment extending the maturity date of the note, or the note is sooner repaid by the Company.

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

At the end of the period covered by our 2018 Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in internal controls as identified below under “Management’s Report on Internal Control Over Financial Reporting”. Since the type of material weaknesses identified below have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness that therefore affects disclosure controls and procedures.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2018. Based on this assessment, management believes that, as of December 31, 2018, we did not maintain effective internal controls over financial reporting due to the below identified material weaknesses. Specifically, although not comprehensively, in 2017 and the first half of 2018, the Board of Directors did not have a director who qualified as an Audit Committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. On August 22, 2018, the Company appointed a new independent director who qualifies to be the Chairman of our Audit Committee, eliminating one of our elements of material weakness. Further, because of the limited size of our administrative support staff, and due to the financial constraints on the Company, among other reasons, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting, develop procedures and controls to ensure the flow of executed agreements through the financial reporting process, develop controls and processes involving the communication and dissemination of other information, nor have certain IT controls been developed and implemented.

Because of the material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

Other than our appointment of an Audit Committee Chairman as discussed above, there were no changes in internal controls over financial reporting that occurred during the period covered by our 2018 Annual Report which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

The Company will look to improve its internal control over financial reporting and its disclosure controls and procedures by adding administrative support staff and overcoming the financial constraints of the Company to invest in these areas. Management hopes to also make future investments in the continuing education of our accounting and financial staff.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources to provide more internal checks and balances. We are already progressing towards achieving these goals and believe we will be able to accomplish all of them following the successful completion of the public offering, and/or our sales and cash flow continue to grow, thereby improving our financial condition. We recently increased our board size from three to four members by adding another independent director who also serves as the Chairman of our Audit Committee. Additionally, we plan to add finance and accounting staff as we have additional financial resources to do so. Those additional human resources will allow us to ensure the necessary segregation of duties for purposes of financial reporting, and to introduce and implement certain IT controls which we believe necessary for sufficient controls to be in place

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

The names of all current executive officers and members of the Board of Directors and certain information regarding them are set forth in this section of the prospectus. Our directors hold office until the earlier of their death, resignation, removal by stockholders, or until their successors have been qualified. Our officers are selected by, and serve at the pleasure of, our Board of Directors.

The following table sets forth information regarding our executive officers and directors as of December 31, 2018:

Name	Age	Position

Desmond Wheatley	53	Chief Executive Officer, President and Chairman of the Board of Directors
Chris Caulson	50	Chief Financial Officer
Anthony Posawatz	58	Director
Peter Davidson	59	Director
Robert C. Schweitzer	72	Director

Biographies of Directors and Officers

DESMOND WHEATLEY has served as our president, chief operating officer, and secretary since September 2010, and was named chief executive officer and a director in August 2011 and became the chairman of our board of directors in December 2016. He is an inventor of the EV ARC™, EnvisionTrak™, UAV ARC™ and EV Standard™, Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Envision, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and chief executive officer of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company, from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions, fka Wireless Facilities with the last five years as president of ENS, the then largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the United States. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500 million in debt and equity. Mr. Wheatley sits on the boards of Admonsters, located in San Francisco California, and the Human Capital Group, located in Los Angeles, California, and was formerly a board member at DNI in Dallas, Texas.

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

CHRIS CAULSON has been our Chief Financial Officer since August 2011 and previously led our accounting and finance functions since June 2010. Mr. Caulson brings over 25 years of financial management experience including security infrastructure and technology integration, wireless communications, and telecommunications industries. From 2004 into 2009, Mr. Caulson held various positions including Vice President of Operations and Finance of ENS, the then largest independent technology systems integrator in the United States and a wholly-owned division of Kratos Defense & Security Solutions, Inc. In this role, Mr. Caulson was responsible for the operational and financial execution of multiple subsidiaries and well over $100 million of integration projects including networks for security, voice and data, video, life safety and other integrated applications.  Prior to 2004, Mr. Caulson was chief financial officer of Titan Wireless, Inc., a $100 million international telecommunications division of Titan Corp (subsequently purchased by L-3.).  Mr. Caulson, who has a Bachelors of Accountancy from the University of San Diego, began his career with the public accounting firm Arthur Andersen.

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

ANTHONY POSAWATZ has served as a director of the Company since February 2016. He currently serves on our Audit, Compensation and Nominating Committees. Mr. Posawatz has been an automotive industry professional for over 30 years. Since September 2013, Mr. Posawatz has served as the president and chief executive officer of Invictus iCAR, LLC, an automotive innovation consulting and advisory firm focused on assisting energy and auto clean technology companies. He served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 25 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production (beginning in 2006 as a founding member and employee #1). In 2010, General Motors filed a voluntary petition for Chapter 11 bankruptcy protection in federal court. He currently serves as a member of several boards of directors, including INRIX, Nexeon, SAFE – Electrification Coalition, Momentum Dynamics, and Spiers New Technologies. Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in Mechanical Engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

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

PETER DAVIDSON has served as a director of the Company since September 2016. He currently serves on our Audit, Compensation and Nominating Committees. Mr. Davidson has been an adjunct professor at Columbia University’s School of International and Political Affairs since 2014 and a non-resident fellow at Columbia University’s Center on Global Energy Policy since 2015. In May 2013, Mr. Davidson was appointed by President Obama to serve as the executive director of the Loan Program Office (“LPO”) at the United States Department of Energy, a position he held until June 2015. At the LPO, Mr. Davidson oversaw the program’s more than $30 billion portfolio of loans and loan guarantees, making it the largest project finance organization in the United States government. Mr. Davidson was responsible for ensuring that the LPO carried out its mission to accelerate the deployment of innovative clean energy projects and domestic advanced vehicle manufacturing. Prior to leading the LPO, Mr. Davidson was the senior advisor for energy and economic development at the Port Authority of New York and New Jersey (from 2012 to 2013) and was the executive director of New York State’s economic development agency, the Empire State Development Corporation (from 2009 to 2011). From 1989 to 2014, Mr. Davidson was an entrepreneur who founded and managed several separate companies in television and radio broadcasting, outdoor advertising, and traditional and digital marketing services, with a focus on the Hispanic market. From 1986 to 1989, he was an executive in the investment banking division of Morgan Stanley & Co. Since 2001, Mr. Davidson has also been the chairman of the JM Kaplan Fund, a New York City based philanthropic organization. Under his leadership, grant making has focused on reducing New York City’s carbon footprint, supporting immigrant integration in the U.S. and archeological conservation world-wide. Mr. Davidson received his Master of Business Administration degree from Harvard University in 1986 and his Bachelor of Arts degree from Stanford University in 1981.

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

ROBERT C. SCHWEITZER has served as a director of the Company since August 2018. He has been a banking industry professional for over 40 years. Since 2012, Mr. Schweitzer founded and currently serves as the chief executive officer of RCS Mediation & Consulting Services. In this capacity, he serves as a certified circuit civil mediator for the Florida Supreme Court as well as a certified FINRA arbitrator, a certified Appellate Court mediator, and a mediator for the Office of Financial Regulation for Florida. He is also on the roster of the American Arbitration Association. Mr. Schweitzer currently serves as a member of the board of directors of 1-800-PetMeds (NASDAQ: PETS) (chairman, compensation committee chair, and member of audit, nominating, and investment committees), Blink Charging Inc. (NASDAQ: BLNK) (audit committee chair, compensation committee chair, and member of nominating and governance committee), and OmniComm Systems Inc. (OTCQX: OMCM) (audit committee chair and member of compensation and nominating and governance committees). He formerly served as a member of the board of directors of Altisource Asset Management Company (NYSE: AANC) (member of audit and compensation committees), Anthem Bank & Trust (chairman, compensation committee chair, and member of audit, investment, executive, and loan committees), C&C International, Equinox Bank, RiceBran Technologies (NASDAQ: RIBT) (chairman, compensation committee chair, and member of audit, nominating, and executive committees), and Shay Investment Services (member of management committee). From 2007 to 2010, he was the president and chief operating officer of Shay Investment Services Inc., a full service registered broker-dealer with 11 national offices and trading desks. From 2004 to 2006, he served initially as a consultant to and then as the president, chief executive officer, and regional president of Equinox Bank FSB. From 1999 to 2003, Mr. Schweitzer was the regional president of Union Planters Bank, now Regions Bank. From 1993 to 1999, he was the executive vice president and director of the corporate banking group of Bank of America/NationsBank/Barnet Bank, Inc. From 1991 to 1993, he was the director and head of real estate, construction, and environmental consulting of Coopers & Lybrand. Mr. Schweitzer was the vice president and manager of Mid-Continent’s real estate division (1987 to 1991) and the vice president and manager of domestic credit process review (1985 to 1987) of The First National Bank of Chicago. From 1975 to 1985, he was the senior vice president and manager of Central North American banking group of Wachovia Corporation. Mr. Schweitzer served in the United States Navy in the nuclear submarine force and Navy Reserve for 30 years, and retired with a rank of Captain. He received his Bachelor of Science degree from the United States Naval Academy and his Master of Business Administration from the University of North Carolina, Chapel Hill.

Mr. Schweitzer’s qualifications are:

•	Leadership experience – Mr. Schweitzer has held various executive level positions at multiple companies. Further, he currently serves as the chief executive officer of RCS Mediation & Consulting Services and on the board of directors of 1-800-PetMeds, Blink Charging Inc., and OmniComm Systems Inc.
•	Industry experience – Mr. Schweitzer sits on the board of directors of Blink Charging Inc.
•	Finance Experience – Mr. Schweitzer has held various executive level positions at multiple banks and financial services companies, including Shay Investment Services Inc., a full service registered broker-dealer with 11 national offices and trading desks, Equinox Bank FSB, Union Planters Bank, and has served as a member or chairman of several audit committees, including 1-800-PetMeds, Blink Charging Inc., OmniComm Systems Inc., Altisource Asset Management Company, Anthem Bank & Trust, and RiceBran Technologies;
•	Education experience – Mr. Schweitzer received his Bachelor of Science degree from the United States Naval Academy and a Master of Business Administration degree from University of North Carolina, Chapel Hill.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Director Independence

Our board of directors currently consists of four directors. Three of our directors are “independent” as defined in Rule 4200 of FINRA’s listing standards and the NASDAQ Capital Market criteria. In accordance with the standards of the NASDAQ Capital Market, three of our directors are considered “independent” because they are not employees or executive officers of the Company, and have not been paid more than $120,000 of compensation by the Company, other than for their service as members of our Board of Directors, in any consecutive 12-month period during the past three years. Furthermore, they have no family members being paid compensation by the Company, and they do not serve as directors or officers of any companies that conduct business with the Company as outside vendors or service providers. We plan to appoint additional independent directors to our board of directors in the future.

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

Board Committees

Audit Committee. The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairman of the Audit Committee, qualifies as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Robert C. Schweitzer is the Chairman of the Audit Committee and financial expert, and Anthony Posawatz and Peter Davidson are the other directors who are members of the Audit Committee. The Audit Committee's duties are to recommend to our Board of Directors the engagement of the independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. The charter of the Audit Committee is available on our website at www.envisionsolar.com.

Compensation Committee. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers. The members of the Compensation Committee are Anthony Posawatz and Peter Davidson. Each of Messrs. Posawatz and Davidson are independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. The charter of the Compensation Committee is available on our website at www.envisionsolar.com.

Nominating and Governance Committee. The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof. The members of the Nominating and Governance Committee are Anthony Posawatz and Peter Davidson. Each of Messrs. Posawatz and Davidson are independent under NASDAQ’s independence standards. The charter of the Nominating and Governance Committee is available on our website at www.envisionsolar.com.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our directors, officers and employees. Any waivers of any provision of this Code for our directors or officers may be granted only by the Board or a committee appointed by the Board. Any waivers of any provisions of this Code for an employee or a representative may be granted only by our chief executive officer or principal accounting officer. We will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to Envision at 5660 Eastgate Drive, San Diego, California 92121, Attention: Chief Financial Officer.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, certain Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2018 have not been complied with on a timely basis, including (a) Form 3 or Form 4 for the receipt of restricted stock grants by our non-executive directors under the Program RSA which have since been filed.

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

The Elements of Envision’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our Board of Directors reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by our Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2018 and 2017, all executive officer base salary decisions were approved by the Board of Directors.

Incentive Compensation Awards

No bonuses have yet been awarded or paid for services by our chief executive officer or any other executive officer of the Company in 2018. Our chief executive officer was awarded a discretionary $35,000 bonus in 2017 related to his 2016 service. Our chief executive officer did not take the bonus in cash, instead deferring payment on the bonus until such time as the Company has sufficient cash to pay bonuses. No other Named Executives have been paid bonuses and our Board has not yet recommended a formal compensation policy for the determination of bonuses other than the bonus potential for our chief executive officer as defined in his employment agreement. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Envision: (1) the growth in our revenue, (2) the growth in our gross profit (3) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), (4) achievement of other corporate goals as outlined by the Board and (5) our stock price. In 2016, our chief executive officer was granted a bonus plan by the board of directors which provides for a bonus payment based on the Company achieving certain revenue amounts, with additional bonuses for being profitable. Those targets were not achieved and no bonus has been earned to date for these specific milestones. The Board has not adopted further performance goals or target bonus amounts but may do so in the future.

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

From January 1, 2018 through December 31, 2018, the Company issued a total of 707,500 stock options to a total of eleven employees and two contracted employees. These options vested immediately. From January 1, 2017 through December 31, 2017, the Company granted a total of 645,000 stock options to a total of thirteen employees. These options vested immediately.

During the year ended December 31, 2018, the Company released and issued a total of 625,000 vested shares of common stock (related to previous years grants to each of three directors of 750,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $0.15, or $93,750 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements.

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

On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of the Company effective August 22, 2018. Mr. Schweitzer is an independent director who has also accepted an appointment to serve as the chairman of the Company’s audit committee. In consideration for Mr. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 1,500,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement, including but not limited to the following vesting schedule: 62,500 shares per quarter, prorata, over a 36 month period commencing on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 62,500 shares on December 31, 2018 and the last release will be of 62,500 shares on September 30, 2021; and 750,000 shares based on the achievement by the Company of certain performance goals in accordance with the Agreement. During the year ended December 31, 2018, the Company released and issued a total of 62,500 vested shares of common stock to Mr. Schweitzer with a per share fair value of $0.20, or $12,500 (based on the market price at the time of the agreement), for his service as defined in his respective Restricted Stock Grant Agreement.

During the year ended December 31, 2017, the Company released upon vesting 750,000 shares of common stock with a per share fair value of $0.15, or $112,500 (based on the market price at the time of the respective agreements), to three directors for their service as defined in their respective Restricted Stock Grant Agreements.

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

There were no other employment agreements outstanding as of December 31, 2018.

Executive Officer Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services rendered in all capacities by our Chief Executive Officer and all other compensated executive officers, as determined by reference to total compensation for the fiscal year ended December 31, 2018 and 2017, who were serving as executive officers at the end of the 2018 and former executive officers, who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option Awards (3)	All Other Compensation	Total

Desmond Wheatley,	2018	$200,000	$50,000	0	0	0	0	$250,000
Chief Executive Officer and President(1)	2017	$200,000	$50,000	$35,000	0	0	0	$285,000

Chris Caulson(2)	2018	$165,000	0	0	0	0	0	$165,000
	2017	$165,000	0	0	0	0	0	$165,000

Officers as a Group	2018	$365,000	$50,000	0	0	0	0	$415,000
	2017	$365,000	$50,000	$35,000	0	0	0	$450,000

(1)	Mr. Wheatley joined the Company full time in December 2010 at which time he was appointed president. On August 10, 2011, Mr. Wheatley was appointed chief executive officer of the Company. In December 2016, Mr. Wheatley was named chairman of the board of directors.

(2)	Mr. Caulson joined the Company full time in November 2010. On August 10, 2011, Mr. Caulson was appointed chief financial officer of the Company.

(3)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.

Agreements with Executive Officers

Desmond Wheatley

The Company entered into a five-year employment agreement with Mr. Wheatley on October 18, 2016, effective as of January 1, 2016. This agreement provides for an annual salary of $250,000, which will be paid (i) in twenty-four installments of $8,333.33 each on the fifteenth and last day of each month and (ii) twenty-four installments of $2,083.34, on the same dates, which Mr. Wheatley will defer until such time as the Board of Directors, in its sole discretion, determines that payment of the deferred salary and/or cessation of the deferral is appropriate, or when a payment is permissible under Section 409A of the Internal Revenue Code of 1986, as amended, but not later than December 31, 2020. Upon any approved payment of the deferred compensation, Mr. Wheatley may elect to accept that payment in cash or through conversion in whole or in part of the amount of the payment into shares of the Company’s stock at $0.15 per share. All deferred amounts will be evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $0.15 per share (subject to appropriate adjustment in the event of stock dividends, stock splits, recapitalizations, and similar extraordinary transactions) whenever a payment is approved by the Company’s Board of Directors, with a maturity date of December 31, 2020. Additionally, pursuant to the agreement, on October 18, 2016, Mr. Wheatley was granted 4,350,000 stock options to purchase 4,350,000 shares of the Company’s common stock pursuant to the Company’s 2011 Stock Incentive Plan, exercisable at an exercise price of $0.15 per share for a period of ten years from the date of grant, vesting as follows: 1,450,000 on October 18, 2016, 1,450,000 on January 1, 2017, and 1,450,000 on January 1, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding incentive equity awards as of December 31, 2018, for each named executive officer:

Name	Number of securities underlying unexercised options - number exercisable	Number of underlying unexercised securities options - number unexercisable	Option exercise price ($)	Option expiration date
Desmond Wheatley	4,320,000 (1)	—	0.27	August 9, 2021
Desmond Wheatley	4,350,000 (2)	—	0.15	October 17, 2026
Chris Caulson	2,700,000 (3)	—	0.27	August 9, 2021

(1)	On August 10, 2011, Mr. Wheatley received 4,320,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.

(2)	On October 18, 2016, Mr. Wheatley was granted 4,350,000 stock options to purchase 4,350,000 shares of the Company’s common stock pursuant to the Company’s 2011 Stock Incentive Plan, exercisable at an exercise price of $0.15 per share for a period of ten years from the date of grant, vesting as follows: 1,450,000 on October 18, 2016, 1,450,000 on January 1, 2017, and 1,450,000 on January 1, 2018.

(3)	On August 10, 2011, Mr. Caulson was granted 2,700,000 stock options pursuant to our 2011 Plan with an exercise price of $0.27 per share exercisable for a period of ten (10) years from the date of grant. One third of these options vested immediately, one third vested on November 1, 2011 and one third vested on November 1, 2012.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2018.

Director Compensation

The following table sets forth all compensation paid, distributed, or accrued for services rendered in the capacities of non-executive Board members.

Name	Fees earned or cash paid	Year	Option Awards ($)(1)	Stock Awards ($)(3)		All other compensation	Total ($)
Jay Potter (2) (4)	–	2018	–	75,000		–	75,000
	–	2017	–	37,500	(4)	–	37,500
Anthony Posawatz (5)	–	2018	–	75,000		–	75,000
	–	2017	–	37,500	(5)	–	37,500
Peter Davidson (6)	–	2018	–	75,000		–	75,000
	–	2017	–	37,500	(6)	–	37,500
Robert C. Schweitzer (7)	–	2018	–	12,500		–	12,500
	–	2017	–	–		–	–
All Directors as a Group	–	2018	–	237,500		–	237,500
	–	2017	–	112,500		–	112,500

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.

(2)	Mr. Potter voluntarily resigned as a director on July 19, 2018.

(3)	This represents the value of stock released to the director upon vesting during the identified period which is a portion of a larger multiple year award issued to the director for applicable multiple year services.

(4)	During the year ended December 31, 2017, 250,000 shares of common stock valued at $37,500 vested under an agreement with Mr. Potter. During the year ended December 31, 2018, 125,000 shares of common stock valued at $18,750 vested under an agreement with Mr. Potter. On March 27, 2018, the Company issued an additional 250,000 shares to this director as a fully vested restricted stock grant award for his performance. Mr. Potter’s services as a director terminated in July 2018. Upon his termination, the Board of Directors authorized the vesting of an additional 125,000 shares of common stock to Mr. Potter under the agreement, valued at $18,750.

(5)	Effective as of December 31, 2016, Mr. Posawatz agreed to terminate his rights to unvested restricted shares of the Company’s common stock under a prior agreement with the Company, in consideration for which the Company granted to Mr. Posawatz 750,000 new restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the day after the date of grant, issuable quarterly on the last day of each calendar quarter so long as Mr. Posawatz serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company granted an additional 750,000 restricted shares of the Company’s common stock to Mr. Posawatz to vest in the future from time to time, subject to Mr. Posawatz achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. During the year ended December 31, 2017, 250,000 shares of common stock, valued at $37,500, vested under this agreement. On March 27, 2018, the Company issued an additional 250,000 shares to this director as a fully vested restricted stock grant award for his performance. During the year ended December 31, 2018, 250,000 shares of common stock, valued at $37,500, vested under this agreement.

(6)	Effective as of December 31, 2016, Mr. Davidson agreed to terminate his rights to unvested restricted shares of the Company’s common stock under a prior agreement with the Company, in consideration for which the Company granted to Mr. Davidson 750,000 new restricted shares of the Company’s common stock, vesting 1/36 per month over a 36 month period commencing on the day after the date of grant, issuable quarterly on the last day of each calendar quarter so long as Mr. Davidson serves as a director, employee, consultant or officer of the Company at the time of scheduled vesting. The Company granted an additional 750,000 new restricted shares of the Company’s common stock to Mr. Davidson to vest in the future from time to time, subject to Mr. Davidson achieving certain performance criteria to be agreed upon by the Board of Directors after discussion with senior management at a future date. During the year ended December 31, 2017, 250,000 shares of common stock, valued at $37,500, vested under this agreement. On March 27, 2018, the Company issued an additional 250,000 shares to this director as a fully vested restricted stock grant award for his performance. During the year ended December 31, 2018, 250,000 shares of common stock, valued at $37,500, vested under this agreement.

(7)	On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of Envision Solar International, Inc., effective August 22, 2018. Mr. Robert C. Schweitzer is an independent director who has also accepted an appointment to serve as the Chairman of the Company’s Audit Committee. In consideration for Robert C. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 1,500,000 restricted shares of its common stock to Mr. Schweitzer, subject to the vesting, performance and other terms and conditions in the Restricted Stock Grant Agreement, dated August 22, 2018, entered into by the Company and Mr. Schweitzer. The following vesting schedule applies to 750,000 of the shares: 62,500 shares per quarter over a 36 month period commencing to accrue on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 62,500 shares on December 31, 2018 and the last release will be of 62,500 shares on September 30, 2021. The vesting of the remaining 750,000 shares will be subject to the achievement by the Company of certain performance goals as established by duly authorized resolutions of the Company’s Board of Directors adopted from time to time. During the year ended December 31, 2018, 62,500 shares of common stock, valued at $12,500, vested under this agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2018 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2018 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 5660 Eastgate Drive, San Diego, California 92121.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned Before Offering (2)
Desmond Wheatley	8,670,000	(3)	5.63%
Chris Caulson	2,700,000	(4)	1.83%
Peter Davidson	1,541,666	(5)	1.06%
Anthony Posawatz	1,055,556	(5)	0.73%	*
Robert C. Schweitzer	62,500	(5)	0.04%
Keshif Ventures, LLC	33,413,836	(6)	22.99%
SFE VCF, LLC	23,121,227	(7)	13.73%
All officers and directors as a group (5 persons)	14,029,722		8.95%

*Beneficial ownership of less than one percent.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise by such person of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2018.
(2)	Based on 145,331,495 shares of our common stock outstanding as of December 31, 2018.
(3)	Includes 8,670,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days of December 31, 2018.
(4)	Includes 2,700,000 of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days of December 31, 2018.
(5)	Includes shares that have vested pursuant to a RSA.
(6)	The address of this shareholder is 990 Highland Drive, Suite 314, San Diego, California. 92075. D. Taner Halicioglu and Nedim Halicioglu exercise the shared voting and dispositive powers with respect to the shares held by Keshif Ventures, LLC.
(7)	SFE VCF, LLC as the holder of two convertible notes payable by the Company with an approximate aggregate outstanding balance of $2,482,003 as of December 31, 2018, has the right to convert the outstanding balance into shares of our common stock at a conversion price of $0.1908 per share. SFE VCF, LLC also owns 4,824,451 warrants to purchase 4,824,451 shares of our common stock at an exercise price of $0.15 per share, for 4,416,667 of these warrants, with the balance (i.e., 407,784) exercisable at $0.17748 per share. Accordingly, the figure on the table for SFE VCF LLC’s beneficial ownership assumes that both notes are converted and all warrants are exercised. Mr. William Scripps exercises the sole voting and dispositive powers with respect to the shares held by SFE VCF, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2018, the Company released and issued a total of 625,000 vested shares of common stock (related to previous years grants to each of three directors of 750,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $0.15, or $93,750 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements (“RSA’s”). The $93,750 was expensed during the year ended December 31, 2018.

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted a total of 750,000 shares of common stock with a per share value of $0.15 per share (based on the market price at the time of the agreement), or $112,500, split among three directors for performance of their duties.  These shares were issued from a pool of 750,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions. These shares were immediately expensed.

On July 19, 2018, Mr. Jay S. Potter resigned as a director of Envision and the Company accepted Mr. Potter’s resignation effective on the same date. In recognition of Mr. Potter’s long and valuable service to the Company, the Board of Directors authorized the immediate vesting and issuance to Mr. Potter of the balance of the nonperformance restricted stock award scheduled to be issued to him through December 31, 2018. As such, the Company released and issued a total of 125,000 vested shares of common stock with a per share fair value of $0.15, or $18,750 (based on the market price at the time of the agreement), which was expensed on July 19, 2018.

On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of the Company effective August 22, 2018. Mr. Schweitzer is an independent director who has also accepted an appointment to serve as the chairman of the Company’s audit committee. In consideration for Mr. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 1,500,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement, including but not limited to the following vesting schedule: 62,500 shares per quarter, prorata, over a 36 month period commencing on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 62,500 shares on December 31, 2018 and the last release will be of 62,500 shares on September 30, 2021; and 750,000 shares based on the achievement by the Company of certain performance goals and upon a specific resolution of the Board of Directors in accordance with the Agreement. During the year ended December 31, 2018, the Company released and issued a total of 62,500 vested shares of common stock to Mr. Schweitzer with a per share fair value of $0.20, or $12,500 (based on the market price at the time of the agreement), for his service as defined in his respective Restricted Stock Grant Agreement. The $12,500 was expensed during the year ended December 31, 2018.

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley. The balance of the note as of December 31, 2017 is $135,000. The balance of the note as of December 31, 2018, net of discount amounting to $7,749, is $177,251, with accrued and unpaid interest amounting to $28,220 which is included in accrued expenses. This Note is classified as short term as of December 31, 2017 and long term as of December 31, 2018 on the accompanying consolidated balance sheet.

During the year ended December 31, 2017, the Company made cash payments totaling $54,000, and issued 180,000 shares of the Company’s common stock with a total value of $27,000 to GreenCore Capital LLC for professional services provided to the Company pursuant to a consulting agreement dated March 28, 2014. Jay Potter, our former director, is the managing member of GreenCore.

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

In 2016, the Company entered into two nonexclusive, best efforts selling agreements with LightPath Capital, Inc., a FINRA registered broker-dealer, 50% of which is owned by one of the legal counsel to the Company. The selling agreements relate to a previous private placement as well as a 2017 private placement of common stock that was conducted by the Company to raise up to $4,050,000 of capital. Under the agreements, LightPath is entitled to a selling commission of 8% of total capital raised by it and warrants to purchase our common stock at $0.15 per share for up to 5% of the number of shares of common stock sold by LightPath in the offerings. For the 13 months ended January 2018, which was the open term of the 2017 private placement, the Company paid $65,600 in commission and is obligated to issue 273,333 warrants to purchase our common stock.

Effective as of February 15, 2017, the Company received conversion notices from all the current note holders effecting the conversion of the entire principal balance of a convertible note outstanding and owed by the Company amounting to $600,000 and accrued and unpaid interest, as of February 15, 2017, amounting to $104,709. The Company issued 4,698,060 shares of common stock at the contracted conversion price of $0.15 per share, to retire the entirety of this convertible note. Of these shares, 2,315,940 shares were issued to Keshif Ventures, LLC. Additionally, as a part of these transactions, Jay Potter, our prior director, received 4,112,440 shares of common stock from these shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2018 and 2017 were approved by the Board of Directors.  The following table shows the fees for the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees (1)	$69,900	$62,900
Audit Related Fees (2)	$21,900	$400
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit related fees – 2018 fees mainly related to costs incurred in connection with filing our registration statements, while 2017 fees were for audit related services.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2018 and 2017.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and December 31, 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

None

The following exhibits are included with this filing:

3.	Exhibits

Exhibit	Description
1.1	Form of Underwriting Agreement (15)
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (5)
4.1	Form of Warrant issued to SFE VCF, LLC (11)
4.2	Form of Investor Warrant (15)
4.3	Form of Warrant Agency Agreement (15)
4.4	Form of Representative Warrant (15)
4.5	Form of Warrant issued to bridge lender on August 27, 2018 (13)

10.1	2011 Stock Option Plan of Envision Solar International, Inc., dated as of August 10, 2011 (3)
10.2	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to John Evey (1)
10.3	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey (1)
10.4	Consulting Agreement with GreenCore Capital LLC, dated March 28, 2014 (4)
10.5	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015 (6)
10.6	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015 (6)
10.7	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015 (6)
10.8	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015 (6)
10.9	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015 (6)
10.10	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (7)
10.11	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (8)
10.12	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016 (9)
10.13	Amendment to Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.14	Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.15	Amendment to Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.16	Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.17	Amendment to Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.18	Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.19	Revolving Convertible Promissory Note, dated September 18, 2017 (11)
10.20	Convertible Secured Promissory Note, dated September 18, 2017 (11)
10.21	Security Agreement -Purchase Order Financing, dated September 18, 2017 (11)
10.22	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017 (11)
10.23	Agreement by Envision Solar International, Inc. with the State of California, dated as of June 12, 2015 (14)
10.24	Agreement by Envision Solar International, Inc. with the City of New York, dated as of April 17, 2017 (14)
10.25	Restricted Stock Award Agreement for Robert C. Schweitzer, dated August 22, 2018 (12)
10.26	Promissory Note for bridge loan, dated August 27, 2018 (13)
10.27	Agreement by Envision Solar International, Inc. with the State of California, dated June 22, 2018 (14)
10.28	Securities Purchase Agreement for the bridge loan, dated August 27, 2018 (13)
10.29	Amendment to Employment Agreement for Desmond Wheatley, effective as of January 1, 2016 (14)
10.30	Promissory Note for Deferred Compensation of Desmond Wheatley, dated effective January 15, 2016 (14)
10.31	Agreement by Envision Solar International, Inc. with the City of Pittsburg, dated November 7, 2017 (14)
10.32	Amended and Restated Restricted Stock Award Agreement by and between the Company and Robert C. Schweitzer, dated as of August 22, 2018 (16)
10.33	Amended and Restated Restricted Stock Award Agreement by and between the Company and Peter Davidson, dated as of December 31, 2016 (16)
10.34	Amended and Restated Restricted Stock Award Agreement by and between the Company and Anthony Posawatz, dated as of December 31, 2016 (16)
10.35	Amendment to Promissory Note with SFE VCF, LLC, dated December 1, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission, dated August 15, 2011.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, dated March 31, 2014.
(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated July 16, 2014.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated November 5, 2015.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 26, 2016.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 14, 2016.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated October 20, 2016.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 6, 2017.
(11)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 18, 2017.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated August 22, 2018.
(13)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated August 27, 2018.
(14)	Filed with Pre-Effective Amendment Number One to the Registration Statement on Form S-1, dated September 21, 2018.
(15)	Filed with Pre-Effective Amendment Number Two to the Registration Statement on Form S-1, dated November 14, 2018.
(16)	To be filed by amendment

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: March 20, 2019	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman
(Principal Executive Officer)

	By:	/s/ Chris Caulson
Chris Caulson, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert C Schweitzer	Dated: March 20, 2019
Robert C. Schweitzer, Director

By:	/s/ Peter Davidson	Dated: March 20, 2019
Peter Davidson, Director

By:	/s/ Anthony Posawatz	Dated: March 20, 2019
Anthony Posawatz, Director

