Form 10-Q
period 2019-03-31
Envision Solar International, Inc.
filed 2019-05-15
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2019

Commission File Number 000-53204

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

5660 Eastgate Dr.

San Diego, California 92121

(858) 799-4583

(Address and telephone number of principal executive offices)

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
Common stock, $0.001 par value	EVSI	Nasdaq

Warrants	EVSIW	Nasdaq

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

Yes [ x ] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company under Rule 12b-2 of the Exchange Act. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one.)

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of May 15, 2019 was 4,910,380.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash	$125,791	$244,024
Accounts Receivable, net	1,189,622	1,290,702
Prepaid and other current assets	278,921	256,071
Inventory, net	1,270,070	1,130,966
Total Current Assets	2,864,404	2,921,763

Property, Plant and Equipment, net	802,654	133,235

Other Assets
Patents, net	140,961	131,625
Deposits	56,869	105,541
Deferred Equity Offering Costs	233,714	195,028
Total Other Assets	431,544	432,194

Total Assets	$4,098,602	$3,487,192

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$1,594,215	$1,368,257
Accrued Expenses - Short Term Portion	1,162,187	614,170
Sales Tax Payable	62	191
Deferred Revenue	904,107	835,785
Convertible Line of Credit	1,118,442	960,000
Convertible Notes Payable, net of discount amounting to $223,190 and $446,381 at March 31, 2019 and December 31, 2018, respectively	1,427,426	1,104,235
Note Payable, net of discount of $74,315 at December 31, 2018	862,500	788,185
Auto Loan - current portion	10,679	10,520
Total Current Liabilities	7,079,618	5,681,343

Accrued Expenses - Long Term Portion	218,224	–
Convertible Note Payable - Related Party, net of debt discount amounting to $10,483 and $7,749 at March 31, 2019 and December 31, 2018, respectively	187,017	177,251
Convertible Notes Payable - Long Term Portion	–	100,000
Long-term portion of Auto Loan	6,535	9,277
Total Long Term Liabilities	411,776	286,528

Total Liabilities	7,491,394	5,967,871

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of March 31, 2019 and December 31, 2018, respectively.	–	–
Common Stock, $0.001 par value, 9,800,000 shares authorized, 2,910,380 and 2,906,630 shares issued or issuable and outstanding at March 31, 2019 and December 31, 2018, respectively.	2,910	2,907
Additional Paid-in-Capital	39,429,588	39,392,073
Accumulated Deficit	(42,825,290)	(41,875,659)

Total Stockholders' Deficit	(3,392,792)	(2,480,679)

Total Liabilities and Stockholders' Deficit	$4,098,602	$3,487,192

See accompanying unaudited notes to the Condensed Financial Statements.

Envision Solar International, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues	$1,189,595	$2,875,972

Cost of Revenues	1,242,697	2,841,672

Gross (Loss) Profit	(53,102)	34,300

Operating Expenses (including stock based compensation expense of $33,551 and $144,967 for the three months ended March 31, 2019 and 2018, respectively).	522,667	609,169

Loss From Operations	575,769	(574,869)

Other Income (Expense)
Other Income	1,344	808
Interest Expense	(375,206)	(437,546)
Total Other Income (Expense)	(373,862)	(436,738)

Loss Before Tax Expense	(949,631)	(1,011,607)

Tax Expense	–	–

Net Loss	$(949,631)	$(1,011,607)

Net Loss Per Share- Basic and Diluted	$(0.31)	$(0.35)

Weighted Average Shares Outstanding- Basic and Diluted	2,906,630	2,869,795

See accompanying unaudited notes to the Condensed Financial Statements.

Envision Solar International, Inc.

Condensed Statements of Changes in Stockholders' Deficit

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

For the Three Months Ended March 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit

Balance December 31, 2017	–	$–	2,836,713	$2,837	$37,924,780	$(38,276,879)	$(349,262)

Stock Issued for Cash	–	–	38,667	38	289,962	–	290,000

Cash Offering Costs	–	–	–	–	(12,000)	–	(12,000)

Stock Issued for Director Services	–	–	18,750	19	140,606	–	140,625

Value of Warrants and Beneficial Conversion Features Related to Debt Instruments	–	–	–	–	212,420	–	212,420

Stock Option Expense	–	–	–	–	4,342	–	4,342

Net Loss for the Three Months Ended March 31, 2018	–	–	–	–	–	(1,011,607)	(1,011,607)

Balance March 31, 2018	–	$–	2,894,130	$2,894	$38,560,110	$(39,288,486)	$(725,482)

For the Three Months Ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit

Balance December 31, 2018	–	$–	2,906,630	$2,907	$39,392,073	$(41,875,659)	$(2,480,679)

Stock Issued for Director Services	–	–	3,750	3	31,247	–	31,250

Stock Option Expense	–	–	–	–	2,301	–	2,301

Value of Warrants and Beneficial Conversion Features Related to Debt Instruments	–	–	–	–	3,967	–	3,967

Net Loss for the Three Months Ended March 31, 2019	–	–	–	–	–	(949,631)	(949,631)

Balance March 31, 2019	–	$–	2,910,380	$2,910	$39,429,588	$(42,825,290)	$(3,392,792)

See accompanying unaudited notes to the Condensed Financial Statements.

Envision Solar International, Inc.

Condensed Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(949,631)	$(1,011,607)
Adjustments to Reconcile Net loss to Net Cash (Used In) Provided By Operating Activities:
Depreciation and Amortization	9,929	18,071
Common Stock Issued for Services	31,250	140,625
Compensation Expense Related to Grant of Stock Options	2,301	4,342
Amortization of Debt Discount	298,739	379,344
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	101,080	(867,823)
Prepaid Expenses and Other Current Assets	(102,700)	(176,887)
Inventory	(52,647)	1,816,855
Deposits	48,672	46,800
Increase (decrease) in:
Accounts Payable	225,958	106,109
Accrued Expenses	84,179	(15,149)
Convertible Note Payable Issued in Lieu of Salary - Related Party	12,500	12,500
Sales Tax Payable	(129)	34,823
Deferred Revenue	68,322	(21,865)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(222,177)	466,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(3,110)	–
Funding of Patent Costs	(10,119)	(27,222)
NET CASH USED IN INVESTING ACTIVITIES	(13,229)	(27,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	–	290,000
Payments of Offering Costs Related to Sale of Common Stock	–	(12,000)
Borrowings (Repayments) on Convertible Line of Credit, Net	158,442	–
Payments on Line of Credit, Net	–	(860,000)
Repayments of Convertible Notes Payable	–	(3,000)
Repayments of Auto Loan	(2,583)	(3,166)
Payments of Deferred Equity Offering Costs	(38,686)	–
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	117,173	(588,166)

NET INCREASE (DECREASE) IN CASH	(118,233)	(149,250)

CASH AT BEGINNING OF PERIOD	244,024	403,475

CASH AT END OF PERIOD	$125,791	$254,225

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18,286	$71,372
Cash paid for taxes	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recording of Debt Discount	$3,967	$212,420
Transfer of prepaid asset to inventory	$79,850	$30,272
Recording of Right of Use Asset and Corresponding Liability	$872,897	$–
Depreciation capitalized into inventory	$6,607	$5,508

See accompanying unaudited notes to the Condensed Financial Statements.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International, a Nevada corporation, invents, designs, and manufactures solar powered products and proprietary technology solutions targeting three verticals: electric vehicle charging infrastructure, out of home advertising infrastructure, and energy security and disaster preparedness. The Company focuses on creating renewably energized platforms for electric vehicle (“EV”) charging, media and branding, and energy security which management believes are attractive, rapidly deployed, and of the highest quality. Management believes that the Company’s chief differentiator is its ability to invent, design, engineer, and manufacture solar products which are a complex integration of our own proprietary technology and other commonly available engineered components. The resulting products are built to have the longest life expectancy in the industry while also delivering valuable amenities and potentially highly attractive revenue opportunities for our customers. Management believes that Envision’s products deliver multiple layers of value such as: environmental impact free renewably energized EV charging; media, branding, and advertising platforms; sustainable and secure energy production; architectural enhancement; reduced carbon footprint; high visibility "green halo" branding; reduction of net operating costs through reduced utility bills; and revenue creation opportunities through the sales of digital out of home (“DOOH”) media.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2019 and 2018, and our financial position as of March 31, 2019, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018. The December 31, 2018 balance sheet is derived from those statements.

Reverse Stock Split

The Company completed a 1 for 50 reverse split of our common stock in April 2019, and all share and per share data in the accompanying unaudited financial statements and footnotes for all periods presented have been retroactively adjusted for this reverse stock split (See Note 15).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, estimates of loss contingencies, estimates of the valuation of initial right of use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2019. As of March 31, 2019, there were no amounts greater than the federally insured limits.

Concentration of Accounts Receivable

As of March 31, 2019, there was a single customer that represented over 99% of the Company’s net accounts receivable balance.

As of December 31, 2018, that same customer represented 82% of the Company’s net accounts receivable balance.

Concentration of Revenues

For the three months ended March 31, 2019, we had one customer that represented more than 99% of our net revenues.

For the three months ended March 31, 2018, customers that each represented more than 10% of our net revenues were as follows:

Customer A	69%
Customer B	15%

Cash and Cash Equivalents

For the purposes of the unaudited condensed statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2019 and December 31, 2018 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and short term loans, are carried at historical cost basis. At March 31, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

Patents

The company believes it will achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $783 and $140 in the three-month periods ended March 31, 2019 and 2018, respectively.

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected to not recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less.

Revenue Recognition

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

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

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

The Company generally provides a standard one year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.

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

The Company adopted ASU 2018-07 on January 1, 2019 and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718. The Company used the modified prospective method of adoption. There was no cumulative effect of adoption on January 1, 2019.

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

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Convertible notes payable that are convertible into 411,090 common shares, options to purchase 296,412 common shares and warrants to purchase 132,226 common shares were outstanding at March 31, 2019. These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2019 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for, "Disclosures about Segments of an Enterprise and Related Information." During 2019 and 2018, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

As reflected in the accompanying unaudited condensed financial statements for the three months ended March 31, 2019, the Company had a net loss and net cash used in operating activities of $949,631 and $222,177, respectively. Additionally, at March 31, 2019, the Company had a working capital deficit of $4,215,214, an accumulated deficit of $42,825,290 and a stockholders’ deficit of $3,392,792. Additionally, the Company has incurred significant losses from operations since inception, and such losses are expected to continue.

On April 18, 2019, the Company closed a transaction entered into pursuant to that certain Underwriting Agreement dated as of April 16, 2019 (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”), as representative for the several underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters an aggregate of 2,000,000 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock at an exercise price equal to $6.30 per share (the “Warrants”). The Company received gross proceeds of approximately $12,000,000, before deducting underwriting discounts and commissions and estimated offering expenses. The total expenses of the offering, including underwriters’ discounts and commissions, were approximately $1,350,000 (See Note 15).

With this subsequent financing, management believes it has sufficient cash to fund its liabilities and operations for the upcoming year.

3.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in- first out (FIFO) method. Inventory consists approximately of the following:

	March 31,	December 31,
	2019	2018
Work in Process	$745,544	$443,701
Raw Materials	535,950	698,689
Inventory Allowance	(11,424)	(11,424)
Total Inventory	$1,270,070	$1,130,966

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

4.	ACCRUED EXPENSES

The major components of accrued expenses – short-term portion are summarized as follows:

	March 31, 2019	December 31, 2018
Accrued vacation	$206,798	$196,888
Accrued interest	298,021	239,838
Accrued rent	–	66,349
Accrued loss contingency	33,762	71,744
Lease Liability	523,739	–
Other accrued expense	99,867	39,351
Total accrued expenses – Short-Term Portion	$1,162,187	$614,170

The balance of Accrued Expenses – Long-Term Portion, amounting to $218,224, is related entirely to the lease liability.

5.	CONVERTIBLE LINE OF CREDIT

On September 18, 2017, in addition to a convertible “Lender” note (See Note 7), the Company entered into a revolving secured convertible promissory note (the “Revolver”) with an unaffiliated lender (the “Lender”). Pursuant to the Revolver, the Company has the right to make borrowings from the Lender in amounts of up to 70% of the value of any specific purchase order (each a “PO”) received by the Company from a credit worthy customer (each a “Draw Down”), up to a maximum of $3,000,000, commencing on the date of the Revolver and originally terminating 300 days after the date of the Revolver, but subsequently extended through December 31, 2019. The Revolver bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 600 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of this Note to reflect any changes in the 12 month LIBOR rate as quoted on that day, or if that day is not a business day, on the next business day thereafter. The principal and accrued unpaid interest with respect to each Draw Down is due and payable within five (5) business days of receipt from the Customer by the Company of a payment due under the applicable PO (with respect to each Draw Down, the “Maturity Date”). Each Draw Down is secured by a perfected recorded second priority security interest in all of the Company’s assets, as set forth in that certain Security Agreement by and between the Company and the Lender. The Lender will have the right at any time until the Maturity Date of a Draw Down, provided the Lender gives the Company written notice of the Lender’s election to convert prior to any prepayment of such Draw Down by the Company with respect to converting that portion of such Draw Down covered by the prepayment, to convert all or any portion of the outstanding principal and accrued unpaid interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) seven dollars and 50 cents ($7.50) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of the Lender’s election to convert.

As additional consideration for any Draw Downs made by the Company as evidenced by the Revolver, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to the greater of (i) $7.50 per share or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down. The number of warrants issuable to the Lender will equal 25% of the increase over the highest dollar amount previously drawn down by the Company on the Revolver divided by the greater of (i) seven dollars and fifty cents ($7.50) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down which causes the increase over the previous highest amount borrowed.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The Company received funds for an initial Draw Down on September 26, 2017 in the amount of $850,000. As a result of this Draw Down, the Company issued 28,333 common stock purchase warrants having a value of $122,992 using the Black-Scholes valuation methodology, and each with a $7.50 exercise price and three year term. As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $243,223 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three month period ended March 31, 2018.

The Company received funds for a second Draw Down on October 24, 2017 in the amount of $300,000. As a result of this Draw Down, the Company issued 10,000 common stock purchase warrants having a value of $56,620 using the Black-Scholes valuation methodology, and each with a $7.50 exercise price and three year term. As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $175,261 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three month period ended March 31, 2018.

The Company received funds for a third Draw Down on February 20, 2018 in the amount of $290,000. As a result of this Draw Down, the Company issued 8,156 common stock purchase warrants having a fair value of $61,282 using the Black-Scholes valuation methodology, and each with a $8.89 exercise price and three year term (See Note 12). As a result of this transaction, the Company recorded $212,420 of debt discount consisting of the relative fair value of warrants of $50,591 and a beneficial conversion feature value of $161,829 which was amortized to interest expense over the term of the Draw Down. This drawn down was paid back to the Lender during the three month period ended June 30, 2018.

During the year ended December 31, 2018, the Company received other funds on drawdowns totaling $1,513,013 and paid back drawdowns amounting to $553,013. No warrants were owed on these drawdowns.

As of December 31, 2018, the convertible line of credit had a principal balance outstanding amounting to $960,000 with accrued interest amounting to $12,909 which is included in accrued expenses.

During the three months ended March 31, 2019 the Company received other funds on drawdowns totaling $158,442. No warrants were owed on these drawdowns.

As of March 31, 2019, the convertible line of credit had a balance amounting to $1,118,442 with accrued interest amounting to $34,705 which is included in accrued expenses (See Notes 4 and 15).

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

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley amended and signed in October 2018, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $7.50 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates prior to June 30, 2018, there was no beneficial conversion feature to this note through such date. Subsequent to June 30, 2018 and through December 31, 2018, and based on the average daily closing price of our common stock, the Company recorded $8,672 of debt discount for the beneficial conversion feature value which is being amortized to interest expense over the term of the note. For the three months ended March 31, 2019, and based on the average daily closing price of our common stock, the Company recorded $3,967 of debt discount for the beneficial conversion feature value which is also being amortized to interest expense over the term of the note. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of March 31, 2019, is $187,017, net of debt discount amounting to $10,483, with accrued and unpaid interest amounting to $32,910 which is included in accrued expenses (See Notes 4 and 14). This note is presented as a long-term liability on the accompanying balance sheets as a result of the August 2018 amendment changing the due date to December 1, 2020.

7.	CONVERTIBLE NOTES PAYABLE

As of March 31, 2019, the following summarizes amounts owed under convertible notes payable:

	Amount	Unamortized Discount	Convertible Notes Payable, net of discount
Pegasus Note	$100,000	$–	$100,000
Evey Note	50,616	7,740	42,876
“Lender” Note	1,500,000	215,450	1,284,550
Convertible Notes Payable	$1,650,616	$223,190	$1,427,426

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space. The interest is 10% per annum with the note principal and interest originally due December 18, 2010. However, if the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 shall be used to pay down the note. This note is subordinate to all existing senior indebtedness of the Company. This note is convertible at $16.50 per share and had no beneficial conversion feature at the note date.

Through a series of amendments, the term of the note was extended until December 31, 2016, and waived, through December 31, 2015, the requirement to pay down the note with financing proceeds received by the Company.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

As of March 31, 2019, the note had a balance of $100,000 with accrued and unpaid interest amounting to $92,603 which is included in accrued expenses (See Note 4 and 15).

Evey Note

Prior to fiscal 2011, the Company was advanced monies by John Evey, our former director, and executed a 10% convertible promissory note with compounding interest which was convertible into shares of common stock at $16.50 per share. There was no beneficial conversion feature at the note date and this note is subordinate to the then existing notes. Through a series of amendments from the original due date, the conversion price of the convertible note was reduced to $10.00 and the maturity date was extended to December 31, 2017.

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

As of March 31, 2019, this note has a balance, net of $7,740 of discount, amounting to $42,876 with accrued interest amounting to $76,440 which is included in accrued expenses (See Note 4 and 15). The note continues to bear interest at a rate of 10%.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

“Lender” Note

On September 18, 2017, in addition to entering into a revolving convertible line of credit (See Note 5), the Company also entered into a $1,500,000 secured convertible promissory note with the same unaffiliated lender (the “Lender”). The Note bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 400 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of the Note to reflect any changes in the 12 month LIBOR rate as quoted at on that day, or if that day is not a business day, on the next business day thereafter. Interest will only accrue on outstanding principal. Accrued unpaid interest is payable monthly on the first calendar day of each month for interest accrued during the previous month, with all outstanding principal and accrued unpaid interest originally payable in full on or before September 17, 2018 to the extent not converted into shares of the Company’s common stock. This note was initially amended to be payable in full by December 1, 2018 but the Company did not make the December 1, 2018 principal payment which non payment was a defined event of default. In March 2019, but effective December 1, 2018, the Company entered into second amendment to extend the term of the note to be payable in full by (i) June 30, 2019 or (ii) the closing of the public offering by borrower. This modification was treated as a debt extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The Company recorded debt discount amounting to $472,718 for the value of the beneficial conversion feature and is amortizing this to interest expense over the remaining term of the note. Additionally, the Company paid $30,000 of lender fees which were also recorded as debt discount and are also being amortized to interest expense over the term of the note. The Note is secured by a perfected recorded first priority security interest in all of the Company’s assets, as set forth in a certain Security Agreement by and between the Company and the Lender, dated September 18, 2017. At any time until the Maturity Date, and provided Lender gives the Company written notice of Lender’s election to convert prior to any prepayment of this Note by the Company with respect to converting that portion of this Note covered by the prepayment, the Lender has the right to convert all or any portion of the outstanding principal and accrued interest (the “Conversion Amount”), into such number of fully paid and nonassessable shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) seven dollars and fifty cents ($7.50) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of its election to convert.

As additional consideration for the loan evidenced by the Note, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to $7.50 per share. The number of warrants issuable to the Lender is equal to 25% of the loan Amount divided by seven dollars and fifty cents ($7.50). As of September 18, 2017, the Company issued 50,000 common stock purchase warrants under this provision having a fair value of $187,142 using the Black-Scholes valuation methodology, and each with a $7.50 exercise price. As a result of this transaction, the Company recorded $232,767 of debt discount consisting of the relative fair value of the warrants of $166,384 and a beneficial conversion feature of $66,384, which was amortized to interest expense over the original term of the note.

During any time when the Note is outstanding, or when the Lender holds any Company stock, or any warrants to acquire Company stock where the combination of both could result in the Lender owning stock with a current value of one million dollars or greater, in the Company, the Lender will have certain review and consulting rights as described in the Note.

As of March 31, 2019, the convertible note had a balance, net of discount of $215,450, amounting to $1,284,550 with accrued interest amounting to $16,774 which is included in accrued expenses (See Note 4 and 15).

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

8.	NOTE PAYABLE

On August 27, 2018, the Company entered into an unsecured promissory note (the “Note”) in the amount of $750,000 (the “Principal Amount”) with Gemini Special Opportunities Fund, LP (the “Lender”). The Note bears simple interest at an annual rate of 10% and is subject to a Securities Purchase Agreement, dated August 27, 2018. This Note is due and payable on February 28, 2019 (the “Maturity Date”). Effective February 28, 2019, an oral forbearance agreement was granted by lender for any defaults, confirmed in writing, and is meant to be in effect until the Lender and the Company complete an amendment extending the maturity date of the note, or the note is sooner repaid by the Company. If the Company repays the Note after November 28, 2018, including repayment on the Maturity Date, the Company shall pay 115% of the Principal Amount plus accrued interest. During the year ending December 31, 2018, the Company recorded an increase in the Note Payable balance of $112,500 with offsetting debt discount related to this repayment premium which is being amortized to interest expense over the term of the note. Additionally, the Company paid $5,000 of lender fees which were also recorded as debt discount and are also being amortized to interest expense over the term of the note.

As additional consideration for the loan evidenced by the Note, the Company issued to the Lender 18,000 common stock purchase warrants exercisable for a period of five years from the date of issuance with an exercise price equal to $12.50 per share. These warrants had a fair value of $115,521 using the Black-Sholes valuation methodology. As a result of this transaction, the Company recorded $100,102 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the note.

As of March 31, 2019, this note has a balance amounting to $862,500 with accrued interest amounting to $44,589 which is included in accrued expenses (See Note 4 and 15).

9.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of March 31, 2019, the loan has a short-term portion of $10,679 and a long-term portion of $6,535.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expires in August 2020 which is the same term of the master lease for which the Company is the subtenant. Monthly lease payments range from $48,672 per month currently increasing to $50,619 per month for the final year of the lease.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method. We calculated the present value of the remaining lease payment stream using our incremental effective borrowing rate of 10%. We initially recorded a right to use asset and corresponding lease liability amounting to $872,897 on January 1, 2019. The right to use asset and the corresponding lease liability are being equally amortized on a straight-line basis over the remaining term of the lease. The right to use asset has been further reduced by our deferred rent amounting to $59,901 as of March 31, 2019. As of March 31, 2019, we have a right-of-use asset amounting to $682,062 recorded in Property Plant and Equipment, and corresponding liability in Accrued Expenses amounting to $741,963 related to this lease (See Note 4).

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services, vendor arrangements with non-binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements.

11.	COMMON STOCK

Director Compensation

During the three months ended March 31, 2019, the Company released and issued a total of 2,500 vested shares of common stock (related to previous grants to each of two directors of 15,000 shares each which vest on a pro rata basis over a three year period), with a per share fair value of $7.50, or $18,750 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. Additionally, during the three months ended March 31 2019, the Company released and issued a total of 1,250 vested shares of common stock (related to a previous grant to a director of 15,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $10.00, or $12,500 (based on the market price at the time of the agreement), to a director for his service as defined in his respective Restricted Stock Grant Agreement. As of March 31, 2019, there were 55,000 unreleased shares of common stock representing $481,250 of unrecognized restricted stock grant expense related to these Restricted Stock Grant Agreements.

12.	STOCK OPTIONS AND WARRANTS

Stock Options

There were no stock options issued during the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Company recorded stock option-based compensation of $2,301 related to prior grants. As of March 31, 2019, there is $4,337 of unrecognized stock option based compensation expense that will be recognized over the next nine months.

Warrants

There were no warrants issued during the three months ended March 31, 2019, while 2,133 warrants expired during the three months ended March 31, 2019.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

13.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the three months ended March 31,
	2019	2018
Product Sales	$1,187,465	$2,868,630
Maintenance Fees	2,130	5,448
Professional Services	–	1,894
Total Revenues	$1,189,595	$2,875,972

At March 31, 2019 and December 31, 2018, deferred revenue amounted to $904,107 and $835,785 respectively. At March 31, 2019, the Company has received an initial deposit to plan and manufacture two Solar Tree® units, a prepayment for the delivery two of our new DC Fast Charge EVARC units, a prepayment for one standard EVARC unit, in addition to deposits for multi-year maintenance plans for previously sold products. As of March 31, 2019, deferred revenue associated with product deposits are $862,365 and the delivery of such products are expected within the following six months, while deferred maintenance fees amounted to $41,742 and pertain to services to be provided through the second quarter of 2022.

14.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company released and issued a total of 3,750 shares of vested common stock with a total value of $31,250, to three directors. These payments were expensed upon release of the shares (See Note 11).

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley will receive an annual deferred salary of $50,000 which Mr. Wheatley will defer until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley. The balance of the note as of March 31, 2019, net $10,483 of discount, is $187,017 with accrued and unpaid interest amounting to $32,910 which is included in accrued expenses (See Notes 4 and 6).

15.	SUBSEQUENT EVENTS

On April 18, 2019, the Company closed an underwritten public offering with Maxim Group LLC (“Maxim”), as representative for the several underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters an aggregate of 2,000,000 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock at an exercise price equal to $6.30 per share (the “Warrants”). In addition, the Company granted the Underwriters a 45-day option to purchase up to 300,000 additional shares of Common Stock, and/or Warrants, or any combination thereof, at the public offering price to cover over-allotments, if any. The Common Stock and the Warrants were offered and sold to the public (the “Offering”) pursuant to the Company’s registration statement on Form S-1 (File Nos. 333-226040), filed by the Company with the Securities and Exchange Commission (the “Commission”) on July 2, 2018, as amended, which became effective on April 15, 2019, and a related registration statement filed pursuant to Rule 462 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offering price to the public was $6.00 per unit and the Underwriters purchased 2,000,000 units. In addition, the Underwriters purchased 300,000 Warrants upon the exercise of the Underwriters’ over-allotment option. The Company received gross proceeds of approximately $12,000,000, before deducting underwriting discounts and commissions and estimated offering expenses. The total expenses of the offering, including underwriting discounts and commissions, were approximately $1,350,000.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

On April 16, 2019, in connection with the Offering, the Common Stock and the Warrants of the Company began trading on the Nasdaq Capital Market under the trading symbols “EVSI” and “EVSIW,” respectively.

In April 2019, pursuant to the Underwriting Agreement, the Company issued to the Underwriters warrants (the “Representative’s Warrants”) to purchase up to a total of 300,000 shares of common stock (5% of the shares of common stock sold). The warrants are exercisable at $6.60 per share and have a term of five years. Pursuant to the customary FINRA rules, the representative’s warrants are subject to a 180-day lock-up pursuant to which the representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the date of the prospectus relating to the offering.

In addition, pursuant the Underwriting Agreement, the Company granted Maxim a right of first refusal for a period of twelve months from the commencement of sales of the offering, to act as sole and exclusive investment banker, book-runner, financial advisor, underwriter and/or placement agent, at Maxim’s sole and exclusive discretion, for each and every future public and private equity and debt offering.

In April 2019, the Company effected a one-for-fifty reverse split of its issued and outstanding common stock (the “Reverse Stock Split”), and reduced the number of authorized shares of common stock from 490,000,000 to 9,800,000. No fractional shares were issued as a result of the reverse stock split. Fractional shares were rounded up or down to the nearest whole share, after aggregating all fractional shares held by a stockholder. Any stockholder holding less than 24 shares of Common Stock on a pre-reverse stock basis were paid in cash for such fractional share of Common Stock which resulted in a buyback of approximately 1,100 shares for $180. All share and per share data in the accompanying unaudited financial statements and footnotes for all periods presented have been retroactively adjusted for this reverse stock split.

Further, subsequent to March 31, 2019, the Company used these funds to pay off the entire balances of all the Convertible Notes Payable, the Convertible Line of Credit, and the Note Payable along with all accrued and unpaid interest totaling approximately $3,945,800 (See Notes 5,7 and 8).

Additionally, we paid a $75,000 extension fee to Gemini Special Opportunities Fund, LP (See Note 8) to extend the maturity date of the note to April 25, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Envision Solar International, Inc. (hereinafter, “Envision,” “Company,” “us,” “we” or “our”), the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price or absence of stock price appreciation;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence or other reasons;

(h)	rapid and significant changes in markets;

(i)	inability of the Company to pay its liabilities, including without limitation its loans from lenders;

(j)	litigation with or legal claims and allegations by outside parties;

(k)	insufficient revenues to cover operating costs, resulting in persistent losses;

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

The Company cautions you not to place undue reliance on these statements. Forward looking statements and other disclosures in this report speak only as of the date they are made. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Overview

Envision invents, designs, engineers, manufactures and sells solar powered products and proprietary technology solutions serving three markets with annual global spending in the billions of dollars and that are experiencing significant growth:

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

Historically, we have earned revenue primarily from the sale of EV ARCs™ to large private companies, such as Google, Genentech, and Johnson & Johnson, and government agencies such as the City of New York and the State of California. Our contract with the State of California was recently renewed for two more years, with two more one-year options (i.e. a total potential of four years). The scope of the contract was expanded to include more of our products and to have an estimated value by the State of California of over $20 million. On September 10, 2018, the Company received a new $3,300,000 order from the City of New York for 50 EV ARC™ units for delivery through the first half of 2019. The Company’s total contracted backlog as of March 31, 2019 is approximately $3.7M. We have yet to launch our outdoor media advertising service other than signing our agreement with Outfront Media in November 2017, and developing our revenue model in discussions with it. Revenue from this business is expected from potential sponsors and from advertisers willing to pay fees to us or to our media partners to display their brands, messages and advertisements on the surfaces of our products or on outdoor digital or static screens mounted on our EV charging solutions. Our energy security business is connected with the deployment of our EV chargers and serves as an additional benefit to the value proposition of our charging products. Our onboard state-of-the-art storage batteries installed on our EV chargers provide another reason for certain customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators, to buy our products.

We currently do not plan to charge separately for the energy storage capability, which is generally standard on all of our products. For an additional fee, we offer extra storage batteries on particular charging stations.

Our current list of products includes:

1.	EV ARC™ Electric Vehicle Autonomous Renewable Charger (patented).

2.	Transformer EV ARC™ Stowable Electric Vehicle Autonomous Renewable Charger (patented).

3.	EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger.

4.	EV ARC™ Media Electric Vehicle Autonomous Renewable Charger with advertising screen and or branding/messaging.

5.	EV ARC™ Autonomous Renewable Motorcycle Charger.

6.	EV ARC™ Autonomous Renewable Bicycle Charger.

7.	ARC Mobility™ Transportation System.

8.	The Solar Tree® (patented) DCFC product, a single-column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles.

The EV Standard™ and UAV ARC™ are currently in the development and patenting phase of their product evolution.

Our current products can be upgraded with the addition of the following:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	Data capture and management (IoT),
3.	SunCharge™ solar powered EV charging,
4.	ARC™ technology energy storage,
5.	E-Power emergency power panels,
6.	LED lighting,
7.	Media and branding screens, and
8.	Security cameras, WiFi, sound, and emergency call boxes.

Critical Accounting Policies

Please refer to Note 1 in the financial statements for further information on the Company’s critical accounting policies which are summarized as follows:

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, estimates of loss contingencies, estimates of the valuation of initial right of use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

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

The Company generally provides a one year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At March 31, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Changes in Accounting Principles. Other than the adoption of ASU No. 2016-02: “Leases (Topic 842),” there were no significant changes in accounting principles that were adopted during the quarter ended March 31, 2019.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue.   For the three months ended March 31, 2019, our revenues were $1,189,595 compared to $2,875,972 for the three months ended March 31, 2018, a 59% decrease. For the three months ended March 31, 2019, revenues were primarily derived from the delivery of eighteen EV ARC™ units to the city of New York. For the three months ended March 31, 2018, revenues were primarily derived from the delivery of forty two EV ARC™ units. As of March 31, 2019, our contracted backlog was approximately $3.7 million.

Gross Profit (Loss).  For the three months ended March 31, 2019, we had a gross loss of $53,102 compared to a gross profit of $34,300 for the period ended March 31, 2018, a 255% decrease. Gross losses in the three months ended March 31, 2019 associated with the delivered units were reduced by a proportionate reduction of a contract loss accrual amounting to $37,982. The gross losses in the 2019 period were primarily a direct result of losses on all products delivered in the period, whereas the 2018 period had numerous units delivered that had gross profits associated with such sales and thus offset other expenses. Warranty costs remain de minimis at approximately $3,000 for the three months ended March 31, 2019 compared to $1,000 for the three months ended March 31, 2018.

Operating Expenses.  Total operating expenses were $522,667 for the three months ended March 31, 2019 compared to $609,169 for the same period in 2018, a 14% decrease. The main driver of this decrease relates to director fees that decreased to $31,250 during the three months ended March 31, 2019 compared to $140,625 for the three months ended March 31, 2018, a $109,000 reduction. Sales labor costs decreased in 2019 by approximately $23,000 primarily due to decreased personnel. Legal fees increased by approximately $15,000 during the three months ended March 31, 2019. Additionally, marketing expenses decreased by approximately $17,000 during the three months ended March 31, 2019 as we attended fewer trade show events. All other operating expenses were consistent between periods.

Interest Expense. Interest expense was $375,206 for the three months ended March 31, 2019 compared to $437,546 for the same period in 2018, a 14% decrease. This decrease in 2019 primarily related to amortized value of debt discount to interest expense that decreased to $298,739 during the three months ended March 31, 2019 compared to $379,344 for the three months ended March 31, 2018.

Net Loss.  We had a net loss of $949,631 for the three months ended March 31, 2019 compared to a net loss of $1,011,607 for the same period in 2018, a decrease of 6%. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At March 31, 2019, we had cash of $125,791. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $222,177 for the three months ended March 31, 2019, compared to cash provided by operations of $466,138 for the same period in 2018, a 148% change. Principal elements of cash flow for the three months ended March 31, 2019 include the net loss of the Company offset by non-cash expense items including depreciation and amortization of $9,929, common stock share value issued for director services of $31,250, and $298,739 of amortization of debt discount to interest expense associated with the financings of the current debt facilities. Further, cash from operations for the period included of a net increase in accounts receivable of $101,080; a use of cash of $102,700 related to the increase in prepaid expenses primarily for funding our annual business insurance policies; a generation of cash of $48,672 associated with the reduction of deposits which was used to offset a monthly rent payment per the terms of our lease; a generation of cash of $225,958 related to the increase in accounts payable primarily due to the timing of purchases and our ability to make payments; a generation of cash of $84,179 related to the increase in accrued liabilities primarily due to an accrued payroll period; a generation of cash amounting to $68,322 related to the increase in deferred revenue for a prepayment for an EVARC™ unit by a customer.

Cash used in investing activities was $13,229 and $27,222 for the three months ended March 31, 2019 and 2018, respectively, a 51% decrease. In 2019, $10,119 was used to fund patent related costs while $3,110 was used to purchase manufacturing equipment.

Cash generated by our financing activities was $117,173 for the three months ended March 31, 2019 compared to cash used in financing activities was $588,166 for the same period in 2018, a 120% change. In 2019, the cash provided by financing activities was primarily net borrowings on our line of credit facility amounting to $158,442 offset by loan payments of $2,583 and funding of deferred equity offering costs of $38,686.

As of March 31, 2019, current liabilities exceeded current assets by $4,215,214. In 2019, current assets decreased by approximately $57,000 resulting primarily from a decrease in cash of $118,000, the decrease in accounts receivable of $101,000 associated with the timing of collections in the period offset by an increase of $139,00 in inventory in the period. In 2019, current liabilities increased by approximately $1,398,000 primarily as a result of an increase in our outstanding net debt balances after debt discount amortization, a funding of $158,422 on our line of credit, and the recording of an approximate $524,000 liability associated with our right to use lease asset. along with small changes in accounts payable balances and other accrued expenses.

While the Company has been attempting to grow market awareness and focusing on the generation of sales, the Company had not generally earned a gross profit on its sales of products.  It has been pricing its products in an attempt to forge durable long-term customer relationships, to gain market share, and to establish its brand.  Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for consistent gross profits on the EV ARC ™ product in the future.  The Company may continue to rely on capital from the private or public issuance of its securities, if or when needed, as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, process improvements and vendor negotiations leading to cost reductions, increased public awareness of the Company and its products, and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those operating objectives.

Capitalization

On April 18, 2019, the Company closed an underwritten public offering with Maxim Group LLC (“Maxim”), as representative for the several underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters an aggregate of 2,000,000 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock at an exercise price equal to $6.30 per share (the “Warrants”). In addition, the Company granted the Underwriters a 45-day option to purchase up to 300,000 additional shares of Common Stock, and/or Warrants, or any combination thereof, at the public offering price to cover over-allotments, if any. The Common Stock and the Warrants were offered and sold to the public (the “Offering”) pursuant to the Company’s registration statement on Form S-1 (File Nos. 333-226040), filed by the Company with the Securities and Exchange Commission (the “Commission”) on July 2, 2018, as amended, which became effective on April 15, 2019, and a related registration statement filed pursuant to Rule 462 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offering price to the public was $6.00 per unit and the Underwriters purchased 2,000,000 units. In addition, the Underwriters purchased 300,000 Warrants upon the exercise of the Underwriters’ over-allotment option. The Company received gross proceeds of approximately $12,000,000, before deducting underwriting discounts and commissions and estimated offering expenses. The total expenses of the offering, including underwriting discounts and commissions, were approximately $1,350,000.

On April 16, 2019, in connection with the Offering, the Common Stock and the Warrants of the Company began trading on the Nasdaq Capital Market under the trading symbols “EVSI” and “EVSIW,” respectively.

In April 2019, pursuant to the Underwriting Agreement, the Company issued to the Underwriters warrants (the “Representative’s Warrants”) to purchase up to a total of 300,000 shares of common stock (5% of the shares of common stock sold). The warrants are exercisable at $6.60 per share and have a term of five years. Pursuant to the customary FINRA rules, the representative’s warrants are subject to a 180-day lock-up pursuant to which the representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the date of the prospectus relating to the offering.

In addition, pursuant the Underwriting Agreement, the Company granted Maxim a right of first refusal for a period of twelve months from the commencement of sales of the offering, to act as sole and exclusive investment banker, book-runner, financial advisor, underwriter and/or placement agent, at Maxim’s sole and exclusive discretion, for each and every future public and private equity and debt offering.

In April 2019, the Company effected a one-for-fifty reverse split of its issued and outstanding common stock (the “Reverse Stock Split”), and reduced the number of authorized shares of common stock from 490,000,000 to 9,800,000. No fractional shares were issued as a result of the reverse stock split. Fractional shares were rounded up or down to the nearest whole share, after aggregating all fractional shares held by a stockholder. Any stockholder holding less than 24 shares of Common Stock on a pre-reverse stock basis were paid in cash for such fractional share of Common Stock which resulted in a buyback of approximately 1,100 shares for $180. All share and per share data in the accompanying unaudited financial statements and footnotes for all periods presented have been retroactively adjusted for this reverse stock split.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, we do not yet have sufficient disclosure controls and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company intends to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company which have previously prevented us from investing in these areas. Although not a comprehensive listing, as of December 31, 2018, we had identified the following material weaknesses which still exist as of March 31, 2019 and through the date of this report:

•	Because of the size of the Company and the Company’s limited administrative staff, as well as other infrastructure limitations and other reasons, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination and disclosure of information, have not yet been developed or instituted by the Company.

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Corrective Action

Management intends to make future investments in the continuing education of our accounting and financial staff. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will depend on adding additional resources to provide more internal checks and balances. We are already progressing towards achieving these goals and believe we will be able to achieve the balance of them now that our fund-raising efforts have been successful. We recently increased our board size from three to four members by adding another independent director who will also serve as the Chairman of our Audit Committee. Additionally, we plan to add finance and accounting staff. These additional human resources will allow us to ensure the necessary segregation of duties for purposes of financial reporting, and to introduce and implement certain IT controls which we believe necessary for sufficient controls to be in place.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement (17)
2.1	Agreement of Merger and Plan of Reorganization, dated February 10, 2010, by and among Casita Enterprises, Inc., ESII Acquisition Corp. and Envision Solar International, Inc. (1)
3.1	Articles of Incorporation (2)
3.1.2	Amendment to Articles of Incorporation (17)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (5)
4.1	Form of Warrant issued to SFE VCF, LLC (11)
4.2	Form of Investor Warrant (19)
4.3	Warrant Agency Agreement by and between Envision Solar International, Inc. and Corporate Stock Transfer, Inc.(18)
4.4	Form of Representative Warrant (15)
4.5	Form of Warrant issued to bridge lender on August 27, 2018 (13)
4.6	Form of Warrant for Bridge Refinance Convertible Secured Promissory Note(16)
10.1	2011 Stock Option Plan of Envision Solar International, Inc., dated as of August 10, 2011 (3)
10.2	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to John Evey (1)
10.3	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey (1)
10.4	Consulting Agreement with GreenCore Capital LLC, dated March 28, 2014 (4)
10.5	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015 (6)
10.6	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015 (6)
10.7	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015 (6)
10.8	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015 (6)
10.9	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015 (6)
10.10	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016 (7)
10.11	Restricted Stock Grant Agreement by and between Envision Solar International, Inc. and Peter Davidson, dated September 8, 2016 (8)
10.12	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016 (9)
10.13	Amendment to Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.14	Restricted Stock Agreement between the Company and Jay S. Potter, dated December 31, 2016 (10)
10.15	Amendment to Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.16	Restricted Stock Agreement between the Company and Anthony Posawatz, dated December 31, 2016 (10)
10.17	Amendment to Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.18	Restricted Stock Agreement between the Company and Peter Davidson, dated December 31, 2016 (10)
10.19	Revolving Convertible Promissory Note, dated September 18, 2017 (11)
10.20	Convertible Secured Promissory Note, dated September 18, 2017 (11)
10.21	Security Agreement -Purchase Order Financing, dated September 18, 2017 (11)
10.22	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017 (11)
10.23	Agreement by Envision Solar International, Inc. with the State of California, dated as of June 12, 2015 (14)
10.24	Agreement by Envision Solar International, Inc. with the City of New York, dated as of April 17, 2017 (14)
10.25	Restricted Stock Award Agreement for Robert C. Schweitzer, dated August 22, 2018 (12)
10.26	Promissory Note for bridge loan, dated August 27, 2018 (13)
10.27	Agreement by Envision Solar International, Inc. with the State of California, dated June 22, 2018 (14)
10.28	Securities Purchase Agreement for the bridge loan, dated August 27, 2018 (13)

10.29	Amendment to Employment Agreement for Desmond Wheatley, effective as of January 1, 2016 (14)
10.30	Promissory Note for Deferred Compensation of Desmond Wheatley, dated effective January 15, 2016 (14)
10.31	Agreement by Envision Solar International, Inc. with the City of Pittsburg, dated November 7, 2017 (14)
10.32	Amended and Restated Restricted Stock Award Agreement by and between the Company and Robert C. Schweitzer, dated as of August 22, 2018 (16)
10.33	Amended and Restated Restricted Stock Award Agreement by and between the Company and Peter Davidson, dated as of December 31, 2016 (16)
10.34	Amended and Restated Restricted Stock Award Agreement by and between the Company and Anthony Posawatz, dated as of December 31, 2016 (16)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_____________

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated February 12, 2010.
(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2007.
(3)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission, dated August 15, 2011.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, dated March 31, 2014.
(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated July 16, 2014.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated November 5, 2015.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 26, 2016.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 14, 2016.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated October 20, 2016.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 6, 2017.
(11)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 18, 2017.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated August 22, 2018.
(13)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated August 27, 2018.
(14)	Filed with Pre-Effective Amendment Number One to the Registration Statement on Form S-1, dated September 21, 2018.
(15)	Filed with Pre-Effective Amendment Number Two to the Registration Statement on Form S-1, dated November 14, 2018,
(16)	Filed with Pre-Effective Amendment Number Four to the Registration Statement on Form S-1, dated March 25, 2019.
(19)	Filed with Pre-Effective Amendment Number Six to the Registration Statement on Form S-1, dated April 4, 2019.
(18)	Filed with Pre-Effective Amendment Number Eight to the Registration Statement on Form S-1, dated April 9, 2019.
(19)	Filed with Pre-Effective Amendment Number Nine to the Registration Statement on Form S-1, dated April 11, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2019	Envision Solar International, Inc.

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

By: /s/ Anthony Posawatz	Dated: May 15, 2019
Anthony Posawatz, Director

By: /s/ Peter Davidson	Dated: May 15, 2019
Peter Davidson, Director

By: /s/ Robert Schweitzer	Dated: May 15, 2019
Robert Schweitzer, Director

