Form 10-Q
period 2019-06-30
Envision Solar International, Inc.
filed 2019-08-14
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2019

Commission File Number 000-53204

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

5660 Eastgate Dr.

San Diego, California 92121

(858) 799-4583

(Address and telephone number of principal executive offices)

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
Common stock, $0.001 par value	EVSI	Nasdaq Capital Market

Warrants	EVSIW	Nasdaq Capital Market

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of August 14, 2019 was 5,114,296.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)

Current Assets
Cash	$5,917,218	$244,024
Accounts Receivable, net	1,365,632	1,290,702
Prepaid and other current assets	432,199	256,071
Inventory, net	1,503,254	1,130,966
Total Current Assets	9,218,303	2,921,763

Property, Plant and Equipment, net	665,274	133,235

Other Assets
Patents, net	151,693	131,625
Deposits	56,869	105,541
Deferred Equity Offering Costs	–	195,028
Total Other Assets	208,562	432,194

Total Assets	$10,092,139	$3,487,192

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$656,080	$1,368,257
Accrued Expenses - Short Term Portion	797,681	614,170
Sales Tax Payable	14,292	191
Deferred Revenue	835,110	835,785
Convertible Line of Credit	–	960,000
Convertible Notes Payable, net of discount amounting $446,381 at December 31, 2018	–	1,104,235
Note Payable, net of discount of $74,315 at December 31, 2018	–	788,185
Auto Loan - current portion	10,839	10,520
Total Current Liabilities	2,314,002	5,681,343

Accrued Expenses - Long Term Portion	87,290	–
Convertible Note Payable - Related Party, net of debt discount amounting to $8,985 and $7,749 at June 30, 2019 and December 31, 2018, respectively	201,015	177,251
Convertible Notes Payable - Long Term Portion	–	100,000
Long term portion of Auto Loan	3,767	9,277
Total Long Term Liabilities	292,072	286,528

Total Liabilities	2,606,074	5,967,871

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of June 30, 2019 and December 31, 2018, respectively.	–	–
Common Stock, $0.001 par value, 9,800,000 shares authorized, 5,114,296 and 2,906,630 shares issued or issuable and outstanding at June 30, 2019 and December 31, 2018, respectively.	5,114	2,907
Additional Paid-in-Capital	51,290,115	39,392,073
Accumulated Deficit	(43,809,164)	(41,875,659)

Total Stockholders' Equity (Deficit)	7,486,065	(2,480,679)

Total Liabilities and Stockholders' Equity (Deficit)	$10,092,139	$3,487,192

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$1,640,350	$844,495	$2,829,945	$3,720,467

Cost of Revenues	1,578,805	825,761	2,821,502	3,667,433

Gross Profit	61,545	18,734	8,443	53,034

Operating Expenses (including stock based compensation expense of $66,332 and $177,434 for the six months ended June 30, 2019 and 2018, respectively)	740,513	573,151	1,263,180	1,182,320

Loss From Operations	(678,968)	(554,417)	(1,254,737)	(1,129,286)

Other Income (Expense)
Other Income	22,685	614	24,029	1,422
Interest Expense	(326,760)	(220,468)	(701,966)	(658,014)
Total Other Income (Expense)	(304,075)	(219,854)	(677,937)	(656,592)

Loss Before Tax Expense	(983,043)	(774,271)	(1,932,674)	(1,785,878)

Tax Expense	831	–	831	–

Net Loss	$(983,874)	$(774,271)	$(1,933,505)	$(1,785,878)

Net Loss Per Share - Basic and Diluted	$(0.21)	$(0.27)	$(0.51)	$(0.62)

Weighted Average Shares Outstanding - Basic and Diluted	4,667,297	2,894,130	3,766,041	2,882,030

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Three and Six Months Ended June 30, 2018
					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance December 31, 2017	–	$–	2,836,713	$2,837	$37,924,780	$(38,276,879)	$(349,262)

Stock Issued for Cash	–	–	38,667	38	289,962	–	290,000
Cash Offering Costs	–	–	–	–	(12,000)	–	(12,000)
Stock Issued for Director Services	–	–	18,750	19	140,606	–	140,625
Value of Warrants and Beneficial Conversion Features Related to Debt Instruments	–	–	–	–	212,420	–	212,420
Stock Option Expense	–	–	–	–	4,342	–	4,342
Net Loss for the Three Months Ended March 31, 2018	–	–	–	–	–	(1,011,607)	(1,011,607)
Balance at March 31, 2018	–	$–	2,894,130	$2,894	$38,560,110	$(39,288,486)	$(725,482)

Stock Issued for Director Services	–	–	3,750	4	28,121	–	28,125
Recording of debt discount	–	–	–	–	30,960	–	30,960
Stock Option Expense	–	–	–	–	4,342	–	4,342
Net Loss for the Three Months Ended June 30, 2018	–	–	–	–	–	(774,271)	(774,271)
Balance at June 30, 2018	–	$–	2,897,880	$2,898	$38,623,533	$(40,062,757)	$(1,436,326)

	Three and Six Months Ended June 30, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
	Stock	Amount	Stock	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2018	–	$–	2,906,630	$2,907	$39,392,073	$(41,875,659)	$(2,480,679)

Stock Issued for Director Services	–	–	3,750	3	31,247	–	31,250
Stock Option Expense	–	–	–	–	2,301	–	2,301
Value of Warrants and Beneficial Conversion Features Related to Debt Instruments	–	–	–	–	3,967	–	3,967
Net Loss for the Three Months Ended March 31, 2019	–	–	–	–	–	(949,631)	(949,631)
Balance at March 31, 2019	–	$–	2,910,380	$2,910	$39,429,588	$(42,825,290)	$(3,392,792)

Stock Issued for Director Services	–	–	3,750	4	31,246	–	31,250
Stock Option Expense	–	–	–	–	1,531	–	1,531
Shares Issued for Cash	–	–	2,200,000	2,200	13,195,800	–	13,198,000
Warrants Issued for Cash	–	–	–	–	3,000	–	3,000
Cash Costs Related to Stock Offering	–	–	–	–	(1,370,879)	–	(1,370,879)
Fractional Share Cash Payment	–	–	(21)	–	(171)	–	(171)
Fractional Shares Issued from Reverse Split	–	–	187	–	–	–	–
Net Loss for the Three Months Ended June 30, 2019	–	–	–	–	–	(983,874)	(983,874)
Balance at June 30, 2019	–	$–	5,114,296	$5,114	$51,290,115	$(43,809,164)	$7,486,065

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,933,505)	$(1,785,878)
Adjustments to Reconcile Net loss to Net Cash (Used In) Provided By Operating Activities:
Depreciation and Amortization	19,963	36,355
Common Stock Issued for Services	62,500	168,750
Compensation Expense Related to Grant of Stock Options	3,832	8,684
Amortization of Debt Discount	523,427	560,900
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(74,930)	(683,413)
Prepaid Expenses and Other Current Assets	(402,675)	(52,001)
Inventory	(132,450)	1,468,797
Deposits	48,672	49,590
Increase (decrease) in:
Accounts Payable	(712,177)	485,973
Accrued Expenses	(286,774)	25,763
Convertible Note Payable Issued in Lieu of Salary - Related Party	25,000	25,000
Sales Tax Payable	14,101	53,195
Deferred Revenue	(675)	(6,790)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,845,691)	354,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(6,115)	–
Funding of Patent Costs	(21,670)	(44,858)
NET CASH USED IN INVESTING ACTIVITIES	(27,785)	(44,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	–	290,000
Payments of Offering Costs Related to Sale of Common Stock	–	(12,000)
Borrowings (Repayments) on Convertible Line of Credit, Net	(960,000)	(810,767)
Repayments of Convertible Notes Payable	(1,650,616)	(6,000)
Repayments of Note Payable	(862,500)	–
Repayments of Auto Loan	(5,191)	(5,684)
Payments of Deferred Equity Offering Costs	(1,175,852)	(40,416)
Fractional Share Payments	(171)	–
Proceeds from Issuance of Common Stock and Warrants, Pursuant to Public Offering	13,201,000	–
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,546,670	(584,867)

NET INCREASE (DECREASE) IN CASH	5,673,194	(274,800)

CASH AT BEGINNING OF PERIOD	244,024	403,475

CASH AT END OF PERIOD	$5,917,218	$128,675

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$363,326	$98,561
Cash paid for taxes	$831	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recording of Debt Discount	$3,967	$243,380
Transfer of prepaid asset to inventory	$322,868	$30,272
Recording of Right of Use Asset and Corresponding Liability	$872,897	$–
Depreciation capitalized into inventory	$13,291	$11,015
Reclassification of deferred equity offering costs to APIC	$195,027	$–

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) is a sustainable technology innovation company based in San Diego, California. Focusing on what we refer to as “Solar 3.0,” we invent, design, engineer, manufacture and sell solar powered products that enable vital and highly valuable services in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ ease of deployment, reliability, accessibility, and total cost of ownership, rather than producing the cheapest kilowatt hour with the help of subsidies.

Envision’s solar powered products and proprietary technology solutions target three markets that are experiencing significant growth with annual global spending in the billions of dollars:

•	electric vehicle charging infrastructure;

•	out of home advertising platforms; and

•	energy security and disaster preparedness.

The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security that are rapidly deployable and attractively designed.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2019 and 2018, and our financial position as of June 30, 2019, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, estimates of loss contingencies, estimates of the valuation of initial right of use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of share-based expense, and the valuation allowance on deferred tax assets.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Concentrations

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and revenues.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2019. As of June 30, 2019, $5,679,853 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended June 30, 2019, revenues from two customers accounted for 64% and 10% of total revenues, and for the six months ended June 30, 2019, revenues from one customer accounted for 79% of total revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2019, accounts receivable from one customer accounted for 77% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2018, revenues from four customers accounted for 42%, 17%, 16% and 14% of total revenues, and for the six months ended June 30, 2018, revenues from three customers accounted for 53%, 11% and 11% of total revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2018, accounts receivable from three customers accounted for 48%, 22% and 21% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Major Suppliers

The Company currently has one source from which it procures its batteries for use in its products. To help mitigate the risk of supply or quality issues that could impact production, the Company has identified additional sources of supply and is qualifying them for use in the future to mitigate any supply risk.

Cash and Cash Equivalents

For the purposes of the unaudited condensed statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2019 and December 31, 2018 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At June 30, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

June 30, 2019

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

Patents

The company believes it will achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $1,602 and $492 in the six-month periods ended June 30, 2019 and 2018, respectively.

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected to not recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less. Monthly lease payments on our sole operating lease range from $48,672 to $50,619 through the term of the lease. We calculated the present value of the remaining lease payment stream using our effective borrowing rate of 10%. We have recorded a right-of-use asset amounting to $557,575 included in property, plant and equipment and corresponding liability included in accrued expenses amounting to $611,028 related to this lease at June 30, 2019.

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

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The Company adopted ASU 2018-07 and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718. The Company used the modified prospective method of adoption. There was no cumulative effect of adoption on January 1, 2019.

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

Convertible notes payable that are convertible into 33,062 common shares, options to purchase 276,229 common shares and warrants to purchase 2,540,892 common shares were outstanding at June 30, 2019. These shares were not included in the computation of diluted loss per share for the three or six months ended June 30, 2019 because the effects would have been anti-dilutive. These options, warrants and convertible debt embedded conversion options may dilute future earnings per share.

Segments

The Company follows ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information." During 2019 and 2018, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

As reflected in the accompanying unaudited condensed financial statements for the six months ended June 30, 2019 and 2018, the Company had a net loss and net cash used in operating activities of $1,933,505 and $2,845,691, respectively. Additionally, at June 30, 2019, the Company had an accumulated deficit of $43,809,164. The Company has incurred significant losses from operations since inception, and such losses are expected to continue.

In April and May 2019, the Company received approximately $8.5 million of cash, net of offering costs and repayment of certain debt, under an equity offering which is more fully described in Note 11. Approximately $5.9 million in cash remains at June 30, 2019.

With this financing, management believes it has sufficient cash to fund its liabilities and operations for twelve months from the issue date of this report.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

3.	INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2019	2018
Work in Process	$771,944	$443,701
Raw Materials	742,734	698,689
Inventory Allowance	(11,424)	(11,424)
Total Inventory	$1,503,254	$1,130,966

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30, 2019	December 31, 2018
Lease liability	$523,738	$–
Accrued vacation	170,869	196,888
Accrued interest	37,964	239,838
Accrued rent	–	66,349
Accrued loss contingency	3,151	71,744
Other accrued expense	61,959	39,351
Total accrued expenses	$797,681	$614,170

The balance of Accrued Expenses – Long-Term Portion, amounting to $87,290, is related to the lease liability.

5.	CONVERTIBLE LINE OF CREDIT

During the quarter ended June 30, 2019, the Company used proceeds from its public offering to pay off the entire balance of this Convertible Line of Credit, along with all accrued and unpaid interest. As of June 30, 2019, the following summarizes this convertible line of credit:

On September 18, 2017, in addition to a convertible “Lender” note (See Note 7), the Company entered into a revolving secured convertible promissory note (the “Revolver”) with an unaffiliated lender (the “Lender”). Pursuant to the Revolver, the Company has the right to make borrowings from the Lender in amounts of up to 70% of the value of any specific purchase order (each a “PO”) received by the Company from a credit worthy customer (each a “Draw Down”), up to a maximum of $3,000,000, commencing on the date of the Revolver and terminating December 31, 2019. The Revolver bears simple interest at the floating rate per annum equal to the 12-month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 600 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of this Note to reflect any changes in the 12 month LIBOR rate as quoted on that day, or if that day is not a business day, on the next business day thereafter. The principal and accrued unpaid interest with respect to each Draw Down is due and payable within five (5) business days of receipt from the Customer by the Company of a payment due under the applicable PO (with respect to each Draw Down, the “Maturity Date”). Each Draw Down is secured by a perfected recorded second priority security interest in all of the Company’s assets. The Lender will have the right at any time until the Maturity Date of a Draw Down, provided the Lender gives the Company written notice of the Lender’s election to convert prior to any prepayment of such Draw Down by the Company with respect to converting that portion of such Draw Down covered by the prepayment, to convert all or any portion of the outstanding principal and accrued unpaid interest (the “Conversion Amount”), into such number of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) seven dollars and fifty cents ($7.50) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of the Lender’s election to convert.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

As additional consideration for any Draw Downs made by the Company, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to the greater of (i) $7.50 per share or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down. The number of warrants issuable to the Lender will equal 25% of the increase over the highest dollar amount previously drawn down by the Company on the Revolver divided by the greater of (i) seven dollars and fifty cents ($7.50) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the applicable Draw Down which causes the increase over the previous highest amount borrowed.

The Company received funds for an initial Draw Down on September 26, 2017 in the amount of $850,000. As a result of this Draw Down, the Company issued warrants to purchase up to 28,333 shares of common stock at an exercise price equal to $7.50 with a three year term and having a value of $122,992 using the Black-Scholes valuation methodology. As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $243,223 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three-month period ended March 31, 2018.

The Company received funds for a second Draw Down on October 24, 2017 in the amount of $300,000. As a result of this Draw Down, the Company issued warrants to purchase up to 10,000 shares of common stock at an exercise price equal to $7.50 with a three year term and having a value of $56,620 using the Black-Scholes valuation methodology. As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $175,261 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three-month period ended March 31, 2018.

The Company received funds for a third Draw Down on February 20, 2018 in the amount of $290,000. As a result of this Draw Down, the Company issued warrants to purchase up to 8,156 shares of common stock at an exercise price equal to $7.50 with a three year term and having a fair value of $61,282 using the Black-Scholes valuation methodology (See Note 12). As a result of this transaction, the Company recorded $212,420 of debt discount consisting of the relative fair value of warrants of $50,591 and a beneficial conversion feature value of $161,829 which was amortized to interest expense over the term of the Draw Down. This drawn down was paid back to the Lender during the three-month period ended June 30, 2018.

During the year ended December 31, 2018, the Company received other funds on Draw Downs totaling $1,513,013 and paid back Draw Downs amounting to $553,013. No warrants were issued on these Draw Downs.

As of December 31, 2018, the convertible line of credit had a principal balance outstanding amounting to $960,000 with accrued interest amounting to $12,909 which is included in accrued expenses.

During the three months ended March 31, 2019 the Company received other funds on Draw Downs totaling $158,442. No warrants were issued on these Draw Downs.

As of March 31, 2019, the convertible line of credit had a balance amounting to $1,118,442 with accrued interest amounting to $34,705 which is included in accrued expenses.

During the three months ended June 30, 2019, the Company paid back the full Draw Down balance of $1,118,442, and unpaid interest of $44,599, of which $9,893 was expensed in the current quarter.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

6.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

On October 18, 2016, the Company entered into a five-year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley receives an annual deferred salary of $50,000 which Mr. Wheatley defers until such time as Mr. Wheatley and the Board of Directors agreed that payment of the deferred salary and/or cessation of the deferral was appropriate. In August 2018, the Agreement was amended to provide that his salary shall defer until the earliest to occur of the following: (i) a permissible event specified in Section 409A of the Code, (ii) December 31, 2020, (iii) a change of control as defined in the Agreement, or (iv) a sale of all or substantially all of the assets of the Company. In the case of a cessation of the deferral, the Company’s Board of Directors may unilaterally affect such a result by a resolution duly adopted by it without the agreement or participation of the Employee and with Employee recusing himself from the vote.

All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $7.50 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates prior to June 30, 2018, there was no beneficial conversion feature to this note through such date. Subsequent to June 30, 2018 through December 31, 2018, and based on the average daily closing price of our common stock, the Company recorded $8,672 of debt discount for the beneficial conversion feature value which is being amortized to interest expense over the term of the note. For the three months ended March 31, 2019, and based on the average daily closing price of our common stock, the Company recorded $3,967 of debt discount for the beneficial conversion feature value which is also being amortized to interest expense over the term of the note. No debt discount was recorded for the three months ended June 30, 2019. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of June 30, 2019, is $201,015, net of debt discount amounting to $8,985, with accrued and unpaid interest amounting to $37,964 which is included in accrued expenses (See Notes 4 and 14). This note is presented as a long term liability on the accompanying balance sheets as a result of the August 2018 amendment changing the due date to December 1, 2020.

7.	CONVERTIBLE NOTES PAYABLE

During the quarter ended June 30, 2019, the Company used proceeds from its public offering to pay off the entire balances of all Convertible Notes Payable, except for Mr. Wheatley’s convertible note as discussed in Note 6, totaling $1,650,616, along with all accrued and unpaid interest. As of June 30, 2019, the following summarizes those convertible notes payable:

Pegasus Note

On December 19, 2009, the Company entered into a convertible promissory note for $100,000 to a new landlord in lieu of paying rent for one year for new office space. The interest was 10% per annum with the note principal and interest originally due December 18, 2010. If the Company receives greater than $1,000,000 of proceeds from debt or equity financing, 25% of the amount in excess of $1,000,000 would be used to pay down the note. This note was subordinate to all existing senior indebtedness of the Company. This note was convertible at $16.50 per share and had no beneficial conversion feature at the note date.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Through a series of amendments, the term of the note was extended until December 31, 2016, and the lender waived, through December 31, 2015, the requirement to pay down the note with financing proceeds received by the Company.

Effective June 13, 2018, the Company entered into a further amendment to extend the maturity date of this note to December 31, 2019, and the lender waived the past requirements to pay the note with financing proceeds received by the Company. There were no additional fees or discounts associated with this amendment. This modification was treated as an extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The market price of the Company’s stock was below the conversion price at the time of the modification, therefore no beneficial conversion feature needed to be recorded.

As of March 31, 2019, the note had a balance of $100,000 with accrued and unpaid interest amounting to $92,603.

During the quarter ended June 30, 2019, the Company repaid the $100,000 note, and unpaid interest of $93,096, of which $493 was expensed in the quarter.

Evey Note

Prior to fiscal 2011, the Company was advanced monies by John Evey, our former director, and executed a 10% convertible promissory note with compounding interest which was convertible into shares of common stock at $16.50 per share. There was no beneficial conversion feature at the note date and this note was subordinate to the then existing notes. Through a series of amendments from the original due date, the conversion price of the convertible note was reduced to $10.00 and the maturity date was extended to December 31, 2017.

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

As of March 31, 2019, this note had a balance, net of $7,740 of discount, amounting to $42,876 with accrued interest amounting to $76,440 which is included in accrued expenses. The note continued to bear interest at a rate of 10%.

During the quarter ended June 30, 2019, the Company repaid the note balance of $50,616, and unpaid interest of $77,066, of which $627 was expensed in the quarter. In addition, the Company paid $80,000 to Mr. Evey during the quarter for consulting services.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

“Lender” Note

On September 18, 2017, in addition to entering into a revolving convertible line of credit (See Note 5), the Company also entered into a $1,500,000 secured convertible promissory note with the same unaffiliated lender (the “Lender”). The Note bears simple interest at the floating rate per annum equal to the 12 month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 400 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of the Note to reflect any changes in the 12 month LIBOR rate as quoted at on that day, or if that day is not a business day, on the next business day thereafter. Interest will only accrue on outstanding principal. Accrued unpaid interest was payable monthly on the first calendar day of each month for interest accrued during the previous month, with all outstanding principal and accrued unpaid interest originally payable in full on or before September 17, 2018 to the extent not converted into shares of the Company’s common stock. This note was initially amended to be payable in full by December 1, 2018 but the Company did not make the December 1, 2018 principal payment. In March 2019, and effective as of December 1, 2018, the Company entered into second amendment to extend the term of the note to be payable in full by (i) June 30, 2019 or (ii) the closing of the public offering by the Company. This modification was treated as a debt extinguishment as the change in fair value of the embedded conversion option just before and just after the modification was more than 10% of the carrying amount of the note. The Company recorded debt discount amounting to $472,718 for the value of the beneficial conversion feature and is amortizing this to interest expense over the remaining term of the note. Additionally, the Company paid $30,000 of lender fees which were also recorded as debt discount and are also being amortized to interest expense over the term of the note. The Note is secured by a perfected recorded first priority security interest in all of the Company’s assets, as set forth in a certain Security Agreement by and between the Company and the Lender, dated September 18, 2017. At any time until the maturity date, and provided Lender gives the Company written notice of Lender’s election to convert prior to any prepayment of this Note by the Company with respect to converting that portion of this Note covered by the prepayment, the Lender has the right to convert all or any portion of the outstanding principal and accrued interest (the “Conversion Amount”), into such number of shares of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) seven dollars and fifty cents ($7.50) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of its election to convert.

As additional consideration for the loan evidenced by the Note, the Company agreed to issue to the Lender common stock purchase warrants exercisable for a period of three years from the date of issuance with an exercise price equal to $7.50 per share. The number of warrants issuable to the Lender is equal to 25% of the loan Amount divided by seven dollars and fifty cents ($7.50). As of September 18, 2017, the Company issued warrants to purchase up to 50,000 shares of common stock under this provision with a $7.50 exercise price having a fair value of $187,142 using the Black-Scholes valuation methodology. As a result of this transaction, the Company recorded $232,767 of debt discount consisting of the relative fair value of the warrants of $166,384 and a beneficial conversion feature of $66,384, which was amortized to interest expense over the original term of the note.

During any time when the Note is outstanding, or when the Lender holds any Company stock, or any warrants to acquire Company stock where the combination of both could result in the Lender owning stock with a current value of one million dollars or greater, in the Company, the Lender will have certain review and consulting rights as described in the Note.

As of March 31, 2019, the convertible note had a balance, net of discount of $215,450, amounting to $1,284,550 with accrued interest amounting to $16,774.

During the quarter ended June 30, 2019, the Company repaid the note balance of $1,500,000, unpaid interest of $22,029, of which $5,255 of interest was expensed in the quarter.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

8.	NOTE PAYABLE

During the quarter ended June 30, 2019, the Company used proceeds from its public offering to pay off the entire balance of this Notes Payable, along with all accrued and unpaid interest. As of June 30, 2019, the following summarizes this note payable:

On August 27, 2018, the Company entered into an unsecured promissory note (the “Note”) in the amount of $750,000 (the “Principal Amount”) with Gemini Special Opportunities Fund, LP (“Gemini”). The Note bears simple interest at an annual rate of 10% and is subject to a Securities Purchase Agreement, dated August 27, 2018. This Note was due and payable on February 28, 2019 (the “Maturity Date”). Effective February 28, 2019, a forbearance agreement was granted by Gemini lender for any defaults, confirmed in writing, until Gemini and the Company complete an amendment extending the maturity date of the note, or the note is repaid by the Company. If the Company repays the Note after November 28, 2018, the Company shall pay 115% of the Principal Amount plus accrued interest. During the year ending December 31, 2018, the Company recorded an increase in the Note Payable balance of $112,500 with offsetting debt discount related to this repayment premium which is being amortized to interest expense over the term of the note. Additionally, the Company paid $5,000 of lender fees which were also recorded as debt discount and are also being amortized to interest expense over the term of the note.

As additional consideration for the loan evidenced by the Note, the Company issued to Gemini warrants to purchase up to 18,000 shares of common stock for a period of five years from the date of issuance with an exercise price equal to $12.50 per share. These warrants had a fair value of $115,521 using the Black-Sholes valuation methodology. As a result of this transaction, the Company recorded $100,102 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the note.

As of March 31, 2019, this note had a balance amounting to $862,500 with accrued interest amounting to $44,589.

During the quarter ended June 30, 2019, the Company repaid the note balance of $862,500, and unpaid interest of $47,466, of which $2,877 was expensed in the quarter. In addition, the Company paid $75,000 for an extension fee, which was recorded as interest expense in the quarter.

9.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of June 30, 2019, the loan has a short-term portion of $10,839 and a long-term portion of $3,767.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expires in August 2020 which is the same term of the master lease for which the Company is the subtenant. Monthly lease payments range from $48,672 per month currently increasing to $50,619 per month for the final year of the lease.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method. We calculated the present value of the remaining lease payment stream using our incremental effective borrowing rate of 10%. We initially recorded a right to use asset and corresponding lease liability amounting to $872,897 on January 1, 2019. The right to use asset and the corresponding lease liability are being equally amortized on a straight-line basis over the remaining term of the lease. The right to use asset has been further reduced by our deferred rent amounting to $53,453 as of June 30, 2019. As of June 30, 2019, we have a right-of-use asset amounting to $557,575 recorded in Property Plant and Equipment, and corresponding liability in Accrued Expenses amounting to $611,028 related to this lease (See Note 4).

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services, vendor arrangements with non-binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during the periods. Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there were no financial exposures that were not accounted for in our financial statements.

11.	COMMON STOCK

Stock Issued in Cash Sales

During the three months ended June 30, 2019, the Company closed an underwritten public offering with Maxim Group LLC (“Maxim”), as representative for the several underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters an aggregate of 2,000,000 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock at an exercise price equal to $6.30 per share (the “Warrants”). In addition, the Company granted the Underwriters a 45-day option to purchase up to 300,000 additional shares of Common Stock, or Warrants, or any combination thereof, at the public offering price to cover over-allotments, if any. The Common Stock and the Warrants were offered and sold to the public (the “Offering”) pursuant to the Company’s registration statement on Form S-1 (File Nos. 333-226040), filed by the Company with the Securities and Exchange Commission (the “Commission”) on July 2, 2018, as amended, which became effective on April 15, 2019, and a related registration statement filed pursuant to Rule 462 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offering price to the public was $6.00 per unit and the Underwriters purchased 2,000,000 units. In addition, the Underwriters purchased 300,000 Warrants for $3,000 upon the exercise of the Underwriters’ over-allotment option. The Company received gross proceeds of approximately $12,003,000, before deducting underwriting discounts and commissions and estimated offering expenses. In addition, on May 15, 2019, the Company sold 200,000 shares of common stock in accordance with the terms of the Underwriting Agreement in connection with the partial exercise of the over-allotment option granted to the Underwriters (the “Over-allotment). The Company received gross proceeds of approximately $1,198,000, before deductions from the Over-allotment. The total expenses of the offering were approximately $1,371,000. In addition, the underwriters were issued 110,000 warrants as a fee based on 5% of total shares sold.

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Reverse Stock Split

In April 2019, the Company effected a one-for-fifty reverse split of its issued and outstanding common stock (the “Reverse Stock Split”) and reduced the number of authorized shares of common stock from 490,000,000 to 9,800,000. 187 fractional shares were issued as a result of the reverse stock split. Fractional shares were rounded up or down to the nearest whole share, after aggregating all fractional shares held by a stockholder. Any stockholder holding less than 24 shares of Common Stock on a pre-reverse stock basis were paid in cash for such fractional share of Common Stock, which totaled $171. All share and per share data in the accompanying unaudited financial statements and footnotes for all periods presented have been retroactively adjusted for this reverse stock split.

Director Compensation

During the six months ended June 30, 2019, the Company released and issued a total of 5,000 vested shares of common stock (related to previous grants to each of two directors of 15,000 shares each which vest on a pro rata basis over a three year period), with a per share fair value of $7.50, or $37,500 (based on the market price at the time of the agreement), to two directors for their service as defined in their respective Restricted Stock Grant Agreements. Additionally, during the six months ended June 30, 2019, the Company released and issued a total of 2,500 vested shares of common stock (related to a previous grant to a director of 15,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $10.00, or $25,000 (based on the market price at the time of the agreement), to a director for his service as defined in his respective Restricted Stock Grant Agreement. As of June 30, 2019, there were 51,250 unreleased shares of common stock representing $450,000 of unrecognized restricted stock grant expense related to these Restricted Stock Grant Agreements.

12.	STOCK OPTIONS AND WARRANTS

Stock Options

There were no stock options issued during the six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company recorded stock option-based compensation of $3,832 related to prior grants. As of June 30, 2019, there is $2,806 of unrecognized stock option-based compensation expense that will be recognized over the next six months.

The number of options to purchase capital stock that were outstanding at June 30, 2019 was 276,229. During the six months ended June 30, 2019, 28,800 options were forfeited due to terminations and 13,454 expired.

Warrants

As part of the Company’s public offering (see Note 11), the Company issued 2,300,000 warrants during the three months ended June 30, 2019 to the underwriter. These warrants are exercisable for five years at an exercise price of $6.30 per share. In April 2019, pursuant to the Underwriting Agreement, the Company issued as a fee to the Underwriters warrants (the “Representative’s Warrants”) to purchase up to a total of 110,000 shares of common stock (5% of the shares of common stock sold). The warrants are exercisable at $6.60 per share and have a term of five years. There was no financial statement accounting effect for the issuance of these warrants.

During the six months ended June 30, 2019, 3,467 warrants expired. Total warrants outstanding at June 30, 2019 were 2,540,892 as per the table below:

Number of Warrants

Outstanding December 31, 2018	134,359
Public Offering	2,300,000
Underwriter Warrants	100,000
Over-Allottment Warrants for Underwriters	10,000
Expired	(3,467)
Outstanding June 30, 2019	2,540,892

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

13.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the six months ended June 30,
	2019	2018
Product Sales	$2,825,057	$3,706,103
Maintenance Fees	4,888	3,789
Professional Services	–	10,575
Total Revenues	$2,829,945	$3,720,467

At June 30, 2019 and December 31, 2018, deferred revenue amounted to $835,110 and $835,785 respectively. At June 30, 2019, the Company has received an initial deposit to plan and manufacture two Solar Tree® units, a prepayment for the delivery two of our new DC Fast Charging EVARCTM units, a prepayment for one standard EVARCTM unit, in addition to deposits for multi-year maintenance plans for previously sold products. As of June 30, 2019, deferred revenue associated with product deposits are $791,913 and the delivery of such products are expected within the next six months, while deferred maintenance fees amounted to $43,197 and pertain to services to be provided through the second quarter of 2022.

At December 31, 2018, the Company accrued expected contract losses of $71,744 on an order for a customer that was expected to ship in 2019 (see Note 4). As the units were delivered, the loss accrual was proportionally reduced. In the three and six months ended June 30, 2019, $30,611 and $68,593 was released from the accrual to reduce cost of revenues.

14.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, the Company released and issued a total of 7,500 shares of vested common stock with a total value of $62,500, to three directors. These payments were expensed upon the vesting of the shares (See Note 11).

On October 18, 2016, the Company entered into a five year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley receives an annual deferred salary of $50,000 which Mr. Wheatley defers until such time as Mr. Wheatley and the Board of Directors agree that payment of the deferred salary and/or cessation of the deferral is appropriate. Additionally, on March 29, 2017 the board of directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley. The balance of the note as of June 30, 2019, net of $8,985 of discount, is $201,015 with accrued and unpaid interest amounting to $37,964 which is included in accrued expenses (See Notes 4 and 6).

15.	SUBSEQUENT EVENTS

Ms. Katherine H. McDermott joined the Company as the Chief Financial Officer on July 23, 2019 and was granted an option to purchase up to 49,104 shares of the Company’s common stock. These options will vest over 4 years and have an exercise price of $5.78 per share. The Company estimated the fair value of these options at $210,489 utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these options include volatility of 82.26%, expected dividends of 0.0%, a discount rate of 1.92% and expected term of 7.0 years.

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

\

Historically, we have earned revenue primarily from the sale of EV ARCs™ to large private companies, such as Google, Genentech, and Johnson & Johnson, and government agencies such as the City of New York and the State of California. Our contract with the State of California was recently renewed for two more years, with two more one-year options (i.e. a total potential of four years). The scope of the contract was expanded to include more of our products and to have an estimated value by the State of California of over $20 million. On September 10, 2018, the Company received a new $3,300,000 order from the City of New York for 50 EV ARC™ units which were delivered in the first half of 2019. We have yet to launch our outdoor media advertising service other than signing our agreement with Outfront Media in November 2017, and developing our revenue model in discussions with it. Revenue from this business is expected from potential sponsors and from advertisers willing to pay fees to us or to our media partners to display their brands, messages and advertisements on the surfaces of our products or on outdoor digital or static screens mounted on our EV charging solutions. Our energy security business is connected with the deployment of our EV chargers and serves as an additional benefit to the value proposition of our charging products. Our onboard state-of-the-art storage batteries installed on our EV chargers provide another reason for certain customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators, to buy our products.

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

The Company generally provides a one year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the quarter ended June 30, 2019.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

Revenues.   For the three months ended June 30, 2019, our revenues were $1,640,350, compared to $844,495 for the three months ended June 30, 2018, a 94% increase. Revenue in the three months ended June 30, 2019 was driven by the shipment of the remaining 16 EV ARCTM units for the city of New York from their latest purchase order for 50 units, which was a large order for us. For the three months ended June 30, 2018, revenues were derived from the delivery of 13 EV ARC™ units, primarily to several customers in California. As of June 30, 2019, our contracted backlog was approximately $2.5 million. Our shipments will continue to fluctuate each quarter due to the varying size of orders and timing of deliveries.

Gross Profit.  For the three months ended June 30, 2019, we had a gross profit of $61,545 compared to a gross profit of $18,734 for the period ended June 30, 2018, a 229% increase. Gross profit in the three months ended June 30, 2019 was increased by $30,611, which represents a proportionate amount of contract loss accrual that was accrued at December 31, 2018, based on the units delivered in the quarter. The low gross margins for both periods are the result of low production volumes. We believe our cost per unit will improve as our volumes increase and we are able to allocate fixed costs over more units, negotiate for better volume pricing from suppliers, better utilization of our production labor and as we continually improve our products to reduce cost. Warranty costs remain de minimis at less than $1,000 for both the three months ended June 30, 2019 and 2018.

Operating Expenses.  Total operating expenses were $740,513 for the three months ended June 30, 2019 compared to $573,151 for the same period in 2018, a 29% increase. This is primarily due to an increase in Nasdaq fees of $76,500 due to our recent registration, $80,000 of consulting fees for a former director for business development, $30,000 for investor relations support, $19,923 for increased trade shows and other increases of $15,838, offset by a decrease of $54,899 for lower commissions and a temporary decrease in sales personnel.

Interest Expense. Interest expense was $326,760 for the three months ended June 30, 2019 compared to $220,468 for the same period in 2018, a 48% increase. The increase in interest expense is primarily due to a $75,000 fee to extend the promissory note with Gemini. Remaining amortization of debt discount for two of the notes was expensed on the payoff date. These costs are expected to decrease next quarter due to the reduction of our debt.

Net Loss.  We had a net loss of $983,874 for the three months ended June 30, 2019 compared to a net loss of $774,271 for the same period in 2018, a decrease of 27%. Significant elements deriving these losses have been discussed above.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018

Revenues.   For the six months ended June 30, 2019, revenues were $2,829,945 compared to $3,720,467 for the six months ended June 30, 2018, a 24% decrease, caused in part by our later than anticipated closing of the public offering, causing delays in the development of new products and delivery of existing products. Revenues from the city of New York were very strong in both periods, delivering 30 EV ARCTM units in the six months ended June 30, 2018 and 34 units in the six months ended June 30, 2019, as a result of our city-wide contract. In addition, we had several larger orders in the six months ended June 30, 2018 to other municipalities, including five units delivered to the City of Pittsburgh and three units delivered to the City of Oakland, compared to fewer orders delivered in the six months ended June 30, 2019. Our shipments will continue to fluctuate due to the varying size of orders and timing of deliveries.

Gross Profit.  For the six months ended June 30, 2019, we had a gross profit of $8,443 compared to a gross profit of $53,034 for the period ended June 30, 2018, an 84% decrease. Gross profit in the six months ended June 30, 2019 was increased by $68,593, which represents a proportionate amount of a contract loss accrual that was accrued at December 31, 2018, based on the units delivered during the period. The low gross margins for both periods are the result of low production volumes. We believe our cost per unit will improve as our volumes increase and we are able to allocate fixed costs over more units, negotiate for better volume pricing from suppliers, better utilization of our production labor and as we continually improve our products to reduce cost. Warranty costs remain de minimis at approximately $4,000 for the six months ended June 30, 2019, compared to approximately $1,000 for the six months ended June 30, 2018.

Operating Expenses.  Total operating expenses were $1,263,180 for the six months ended June 30, 2019 compared to $1,182,320 for the same period in 2018, a 7% increase. This is primarily due to an increase in filing fees of $82,249, primarily from Nasdaq fees due to our recent registration, $80,000 of consulting fees for a former director for business development, $39,339 for increased legal expense, $30,000 for investor relations support, $17,074 for travel and other increases of $15,906, offset by a decrease of $106,250 for director fees and $77,458 for lower commissions and a temporary decrease in sales personnel.

Interest Expense. Interest expense was $701,966 for the six months ended June 30, 2019 compared to $658,014 for the same period in 2018, a 7% increase. The increase in interest expense is primarily due to a $75,000 fee to extend the promissory note with Gemini, offset by a decrease due to the reduction of debt following the capital raise in April 2019. Remaining amortization of debt discount for two of the notes was expensed on the payoff date. These costs are expected to decrease next quarter due to the reduction of our debt.

Net Loss.  We had a net loss of $1,933,505 for the six months ended June 30, 2019 compared to a net loss of $1,785,878 for the same period in 2018, an increase of 8%. Significant elements deriving these losses have been discussed above.

Liquidity and Capital Resources

At June 30, 2019, we had cash of $5,917,218. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans, and during the quarter ended June 30, 2019, through a public offering. Our cash requirements are generally for operating activities.

Our operating activities resulted in cash used in operations of $2,845,691 for the six months ended June 30, 2019, compared to cash provided by operations of $354,925 for the same period in 2018. Principal elements of cash flow for the six months ended June 30, 2019 include a $1,933,505 net loss of the Company offset by $609,722 of non-cash expense items including depreciation and amortization of $19,963, common stock share value issued for director services of $62,500, non-cash compensation expense for stock options of $3,832 and $523,427 of amortization of debt discount to interest expense associated with the financings of the current debt facilities. Further, cash used in operations for the period included increases in accounts receivable of $74,930, prepaid expenses and other current assets of $402,675 due to an insurance renewal and vendor prepayments, and inventory of $132,450 to build for our sales forecast, and decreases in accounts payable of $712,177 to bring our accounts current following the public offering, accrued expenses of $286,774 for the capitalized lease and a payroll period and deferred revenue of $675. This is partially offset by cash provided by operating activities from a decrease in deposits of $48,672 and increases in convertible note payable issued in lieu of salary – related party of $25,000 and sales tax payable of $14,101.

Cash used in investing activities was $27,785 and $44,858 for the six months ended June 30, 2019 and 2018, respectively, a 38% decrease. In 2019, $21,670 was used to fund patent related costs while $6,115 was used to purchase manufacturing equipment.

Cash generated by our financing activities was $8,546,670 for the six months ended June 30, 2019, compared to cash used in financing activities of $584,867 for the same period in 2018. In 2019, the cash provided by financing activities was a result of $13,201,000 in proceeds we received from issuance of common stock pursuant to a public offering, offset by funding of deferred equity offering costs of $1,175,852, net repayments of our line of credit facility of $960,000, and repayment of debt of $2,518,307.

While the Company has been attempting to grow market awareness and focusing on the generation of sales, the Company has not generally earned a gross profit on its sales of products during prior periods. However, in the first half of 2019, sales of our products have resulted in positive gross profits and we believe that we will continue to improve that trend as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for increasing gross profits on the EV ARC ™ product in the future.  The Company may continue to rely on capital from the private or public issuance of its securities, if or when needed, as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, increased overhead absorption resulting from revenue growth, process improvements and vendor negotiations leading to cost reductions, increased public awareness of the Company and its products, and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those operating objectives.

Capitalization

In April and May 2019, the Company received approximately $8.5 million of cash, net of cash costs and repayment of certain debt, under an equity offering which is more fully described in Note 11. Approximately $5.9 million in cash remains at June 30, 2019.

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

In April 2019, the Company effected a one-for-fifty reverse split of its issued and outstanding common stock (the “Reverse Stock Split”), and reduced the number of authorized shares of common stock from 490,000,000 to 9,800,000. 187 fractional shares were issued as a result of the reverse stock split. Fractional shares were rounded up or down to the nearest whole share, after aggregating all fractional shares held by a stockholder. Any stockholder holding less than 24 shares of Common Stock on a pre-reverse stock basis were paid in cash for such fractional share of Common Stock which resulted in a buyback of approximately 21 shares for $171. All share and per share data in the accompanying unaudited financial statements and footnotes for all periods presented have been retroactively adjusted for this reverse stock split.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, we do not yet have sufficient disclosure controls and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is aware of the shortfalls in disclosure controls and intends to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company which have previously prevented us from investing in these areas. Although not a comprehensive listing, as of December 31, 2018, we had identified the following material weaknesses which still exist as of June 30, 2019 and through the date of this report:

•	Because of the size of the Company and the Company’s limited administrative staff, as well as infrastructure and other limitations, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination and disclosure of information, have not yet been developed or instituted by the Company.

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Corrective Action

Management intends to make future investments in our accounting and financial staff. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will depend on adding additional finance and accounting staff to provide more internal checks and balances and ensure the necessary segregation of duties for purposes of financial reporting. In addition, we plan to introduce and implement certain IT systems which will improve the reporting of our manufacturing and purchasing processes which we believe necessary for sufficient controls to be in place. We are already progressing towards achieving these goals and believe we will be able to achieve the balance of them now that our fund-raising efforts have been successful.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement (1)
4.1	Warrant Agency Agreement by and between Envision Solar International, Inc. and Corporate Stock Transfer, Inc. (1)
4.2	Form of Representative Warrant (1)
10.1	Offer letter to Katherine H. McDermott, dated July 12, 2019 (2)
10.2	Separation Agreement for Chris Caulson dated as of July 23, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_____________

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated April 18, 2019.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated July 23, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2019	Envision Solar International, Inc.

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

