Form 10-Q
period 2019-09-30
Envision Solar International, Inc.
filed 2019-11-14
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2019

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of November 13, 2019 was 5,140,546.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Envision Solar International, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash	$5,292,229	$244,024
Accounts receivable, net	1,069,827	1,290,702
Prepaid and other current assets	205,028	256,071
Inventory, net	1,695,919	1,130,966
Total current assets	8,263,003	2,921,763

Property, plant and equipment, net	530,650	133,235

Other assets
Patents, net	170,782	131,625
Deposits	56,869	105,541
Deferred equity offering costs	–	195,028
Total other assets	227,651	432,194

Total assets	$9,021,304	$3,487,192

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$713,443	$1,368,257
Accrued expenses	823,937	614,170
Sales tax payable	133,402	191
Deferred revenue	86,677	835,785
Convertible note payable - related party, net of debt discount of $7,488 at September 30, 2019	212,929	–
Convertible line of credit	–	960,000
Convertible notes payable, net of discount of $446,381 at December 31, 2018	–	1,104,235
Note payable, net of discount of $74,315 at December 31, 2018	–	788,185
Auto loan - current portion	11,014	10,520
Total current liabilities	1,981,402	5,681,343

Long term liabilities
Convertible note payable - related party, net of debt discount of $7,749 at December 31, 2018	–	177,251
Convertible notes payable - long term portion	–	100,000
Long term portion of auto loan	940	9,277
Total long term liabilities	940	286,528

Total liabilities	1,982,342	5,967,871

Commitments and contingencies (Note 10)

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of September 30, 2019 and December 31, 2018, respectively.	–	–
Common stock, $0.001 par value, 9,800,000 shares authorized, 5,140,546 and 2,906,630 shares issued or issuable and outstanding at September 30, 2019 and December 31, 2018, respectively.	5,140	2,907
Additional paid-in-capital	51,453,349	39,392,073
Accumulated deficit	(44,419,527)	(41,875,659)

Total stockholders' equity (deficit)	7,038,962	(2,480,679)

Total liabilities and stockholders' equity (deficit)	$9,021,304	$3,487,192

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$1,785,724	$938,218	$4,615,669	$4,658,685

Cost of revenues	1,444,887	894,068	4,266,389	4,561,501

Gross profit	340,836	44,150	349,279	97,184

Operating expenses (including stock based compensation expense of $229,592 and $219,277 for the nine months ended September 30, 2019 and 2018, respectively)	963,487	519,468	2,226,667	1,701,788

Loss from operations	(622,651)	(475,318)	(1,877,388)	(1,604,604)

Other income (expense)
Interest income	21,739	818	45,768	2,240
Gain on sale of fixed asset	–	16,260	–	16,260
Interest expense	(7,182)	(148,316)	(709,148)	(806,330)
Total other income (expense)	14,557	(131,238)	(663,380)	(787,830)

Loss before tax expense	(608,094)	(606,556)	(2,540,768)	(2,392,434)

Tax expense	2,269	–	3,100	–

Net loss	$(610,363)	$(606,556)	$(2,543,868)	$(2,392,434)

Net loss per share - basic and diluted	$(0.12)	$(0.21)	$(0.60)	$(0.83)

Weighted average shares outstanding - basic and diluted	5,114,296	2,897,880	4,220,398	2,887,371

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Three and Nine Months Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit
Balance December 31, 2017	2,836,713	$2,837	$37,924,780	$(38,276,879)	$(349,262)

Stock issued for cash	38,667	38	289,962	–	290,000
Cash offering costs	–	–	(12,000)	–	(12,000)
Stock issued for director services	18,750	19	140,606	–	140,625
Value of warrants and beneficial conversion features related to debt instruments	–	–	212,420	–	212,420
Stock option expense	–	–	4,342	–	4,342
Net loss for the three months ended March 31, 2018	–	–	–	(1,011,607)	(1,011,607)
Balance at March 31, 2018	2,894,130	$2,894	$38,560,110	$(39,288,486)	$(725,482)

Stock issued for director services	3,750	4	28,121	–	28,125
Recording of debt discount	–	–	30,960	–	30,960
Stock option expense	–	–	4,342	–	4,342
Net loss for the three months ended June 30, 2018	–	–	–	(774,271)	(774,271)
Balance at June 30, 2018	2,897,880	$2,898	$38,623,533	$(40,062,757)	$(1,436,326)

Stock issued for director services	5,000	5	37,495	–	37,500
Recording of debt discount	–	–	115,521	–	115,521
Stock option expense	–	–	4,342	–	4,342
Net loss for the three months ended September 30, 2018	–	–	–	(606,556)	(606,556)
Balance at September 30, 2018	2,902,880	$2,903	$38,780,891	$(40,669,313)	$(1,885,519)

	Three and Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit
Balance December 31, 2018	2,906,630	$2,907	$39,392,073	$(41,875,659)	$(2,480,679)

Stock issued for director services	3,750	3	31,247	–	31,250
Stock option expense	–	–	2,301	–	2,301
Value of warrants and beneficial conversion features related to debt instruments	–	–	3,967	–	3,967
Net loss for the three months ended March 31, 2019	–	–	–	(949,631)	(949,631)
Balance at March 31, 2019	2,910,380	$2,910	$39,429,588	$(42,825,290)	$(3,392,792)

Stock issued for director services	3,750	4	31,246	–	31,250
Stock option expense	–	–	1,531	–	1,531
Shares issued for cash	2,200,000	2,200	13,195,800	–	13,198,000
Warrants issued for cash	–	–	3,000	–	3,000
Cash fees related to stock offering	–	–	(1,370,879)	–	(1,370,879)
Fractional share cash payment	(21)	–	(171)	–	(171)
Fractional shares issued from reverse split	187	–	–	–	–
Net loss for the three months ended June 30, 2019	–	–	–	(983,874)	(983,874)
Balance at June 30, 2019	5,114,296	$5,114	$51,290,115	$(43,809,164)	$7,486,065

Stock issued for director services	26,250	26	154,974	–	155,000
Stock option expense	–	–	8,260	–	8,260
Net loss for the three months ended September 30, 2019	–	–	–	(610,363)	(610,363)
Balance at September 30, 2019	5,140,546	$5,140	$51,453,349	$(44,419,527)	$7,038,962

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc. and Subsidiary

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net loss	$(2,543,868)	$(2,392,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,018	51,816
Common stock issued for services	217,500	206,250
Gain on sale of fixed assets	–	(16,260)
Compensation expense related to grant of stock options	12,092	13,026
Amortization of debt discount	524,925	651,638
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	220,875	(787,746)
Prepaid expenses and other current assets	(490,264)	(315,285)
Inventory	(3,670)	1,609,828
Deposits	48,672	51,047
Increase (decrease) in:
Accounts payable	(654,814)	259,938
Accrued expenses	(225,268)	31,880
Convertible note payable issued in lieu of salary - related party	35,417	37,500
Sales tax payable	133,211	46,579
Deferred revenue	(749,108)	143,088
Net cash used in operating activities	(3,444,282)	(409,135)

Investing Activities:
Purchase of equipment	(9,977)	–
Sale of equipment	–	50,267
Funding of patent costs	(41,554)	(56,065)
Net cash used in investing activities	(51,531)	(5,798)

Financing Activities:
Proceeds from sale of common stock	–	290,000
Payments of offering costs related to sale of common stock	–	(12,000)
Borrowings (repayments) on convertible line of credit, net	(960,000)	(626,220)
Repayments of convertible notes payable, net	(1,650,616)	(9,000)
Borrowings (repayments) of note payable	(862,500)	750,000
Repayments of auto loan	(7,843)	(8,185)
Payments of loan offering costs	–	(5,000)
Payments of deferred equity offering costs	(1,175,852)	(113,197)
Fractional share payments	(171)	–
Proceeds from issuance of common stock and warrants, pursuant to public offering	13,201,000	–
Net cash provided by financing activities	8,544,018	266,398

Net increase (decrease) in cash	5,048,205	(148,535)
Cash at beginning of period	244,024	403,475
Cash at end of period	$5,292,229	$254,940

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$363,899	$141,588
Cash paid for taxes	$3,100	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recording of debt discount	$3,967	$385,982
Transfer of prepaid asset to inventory	$541,307	$30,272
Recording of right of use asset and corresponding liability	$872,897	$–
Depreciation capitalized into inventory	$19,976	$16,523
Reclassification of deferred equity offering costs to APIC	$195,027	$–
Recording of payment premium on note payable	$–	$37,500

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

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

Envision’s products and proprietary technology solutions target three markets that are experiencing significant growth with annual global spending in the billions of dollars:

•	electric vehicle charging infrastructure;

•	out of home advertising platforms; and

•	energy security and disaster preparedness.

The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security that are rapidly deployable and attractively designed.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018, and our financial position as of September 30, 2019, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory and cost allocations, depreciable lives of property and equipment, estimates of loss contingencies, estimates of the valuation of initial right of use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of share-based expense, and the valuation allowance on deferred tax assets.

Concentrations

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2019. As of September 30, 2019, $4,885,821 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended September 30, 2019, revenues from two customers accounted for 62% and 14% of total revenues, and for the nine months ended September 30, 2019, revenues from two customers accounted for 49% and 24% of total revenues, with no other single customer accounting for more than 10% of revenues. At September 30, 2019, accounts receivable from three customers accounted for 47%, 25% and 14% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended September 30, 2018, revenues from three customers accounted for 33%, 20% and 19% of total revenues, and for the nine months ended September 30, 2018, revenues from one customer accounted for 43%, with no other single customer accounting for more than 10% of revenues. At September 30, 2018, accounts receivable from three customers accounted for 42%, 25% and 13% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Major Suppliers

The Company currently has one source from which it procures its batteries for use in its products. To help mitigate the risk of supply or quality issues that could impact production, the Company has identified additional sources of supply and is qualifying them for use in the future to mitigate any supply risk.

Cash and Cash Equivalents

For the purposes of the unaudited condensed statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2019 and December 31, 2018 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At September 30, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Patents

The Company believes it will achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $2,397 and $856 in the nine-month periods ended September 30, 2019 and 2018, respectively.

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected to not recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less. Monthly lease payments on our sole operating lease range from $48,672 to $50,619 through the term of the lease. We calculated the present value of the remaining lease payment stream using our effective borrowing rate of 10%. We have recorded a right-of-use asset amounting to $435,035 included in property, plant and equipment and corresponding liability included in accrued expenses amounting to $480,094 related to this lease at September 30, 2019.

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

Revenues are primarily derived from the direct sales of manufactured products. Revenues may also consist of maintenance fees for the maintenance of previously sold products and revenues from sales of professional services.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for such products within a 30-45 day period after delivery.

Revenues from maintenance fees for services provided by the Company are recognized equally over the period of the maintenance term. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for the service in advance of the maintenance period.

Extended maintenance or warranty services, where the customer has the option to purchase this extension as a separate purchase option, are considered a separate performance obligation. If the company does not control the extended services, in terms of having the responsibility for fulfillment of the obligation or the option to choose who will perform the services, the Company is acting as an agent and would report the revenues on a net basis.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty expense.

Cost of Revenues

The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, all of which are included in inventory prior to a sale, as costs of revenues. The Company further includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

Stock-Based Compensation

The Company follows ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The fair value of the portion of an award that is ultimately expected to vest is recognized as an expense over the shorter of the service periods or vesting periods using the straight-line attribution method.

The Company adopted ASU 2018-07 and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718 and recognizes the fair value of such awards over the service period. The Company used the modified prospective method of adoption. There was no cumulative effect of adoption on January 1, 2019.

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

Convertible notes payable that are convertible into 35,174 common shares, options to purchase 288,662 common shares and warrants to purchase 2,538,990 common shares were outstanding at September 30, 2019. These shares were not included in the computation of diluted loss per share for the three or nine months ended September 30, 2019 because the effects would have been anti-dilutive. These options, warrants and convertible debt embedded conversion options may dilute future earnings per share.

Segments

The Company follows ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information." During 2019 and 2018, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

As reflected in the accompanying unaudited condensed financial statements for the nine months ended September 30, 2019, the Company had a net loss and net cash used in operating activities of $2,543,868 and $3,444,282, respectively. Additionally, at September 30, 2019, the Company had an accumulated deficit of $44,419,527. The Company has incurred significant losses from operations since inception, and such losses are expected to continue.

In April and May 2019, the Company received approximately $8.5 million of cash, net of offering costs and repayment of certain debt, under an equity offering which is more fully described in Note 11. The Company has $5.3 million in cash at September 30, 2019.

With this financing, management believes it has sufficient cash to fund its liabilities and operations beyond the next twelve months from the issue date of this report.

3.	INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2019	2018
Work in process	$783,314	$443,701
Raw materials	924,029	698,689
Inventory allowance	(11,424)	(11,424)
Total inventory	$1,695,919	$1,130,966

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30,	December 31,
	2019	2018
Lease liability	$480,094	$–
Accrued vacation	169,061	196,888
Accrued salaries	100,141	–
Accrued interest	43,389	239,838
Accrued rent	–	66,349
Accrued loss contingency	–	71,744
Other accrued expense	31,252	39,351
Total accrued expenses	$823,937	$614,170

5.	CONVERTIBLE LINE OF CREDIT

During the quarter ended June 30, 2019, the Company used proceeds from its public offering to pay off the entire balance of a Convertible Line of Credit, along with all accrued and unpaid interest. As of September 30, 2019, the following summarizes the convertible line of credit:

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

The Company received funds for an initial Draw Down on September 26, 2017 in the amount of $850,000. As a result of this Draw Down, the Company issued warrants to purchase up to 28,333 shares of common stock at an exercise price equal to $7.50 with a three-year term and having a value of $122,992 using the Black-Scholes valuation methodology. As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $243,223 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three-month period ended March 31, 2018.

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

During the three months ended June 30, 2019, the Company paid back the full Draw Down balance of $1,118,442, and unpaid interest of $44,599, of which $9,893 was expensed in the quarter.

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

All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $7.50 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates prior to June 30, 2018, there was no beneficial conversion feature to this note through such date. Subsequent to June 30, 2018 through December 31, 2018 and based on the average daily closing price of our common stock, the Company recorded $8,672 of debt discount for the beneficial conversion feature value which is being amortized to interest expense over the term of the note. For the three months ended March 31, 2019 and based on the average daily closing price of our common stock, the Company recorded $3,967 of debt discount for the beneficial conversion feature value which is also being amortized to interest expense over the term of the note. There was no beneficial conversion value and therefore, no debt discount was recorded for the three months ended June 30 or September 30, 2019. Additionally, on March 29, 2017 the Board of Directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of September 30, 2019 is $212,929, net of debt discount amounting to $7,488, with accrued and unpaid interest amounting to $43,389 which is included in accrued expenses (See Note 4).

On September 17, 2019, the Board of Directors adopted a resolution to pay off the convertible promissory note issued to Mr. Wheatley for his deferred compensation in the near future (subject to a recommendation on timing from Mr. Wheatley), and no additional salary will be deferred after September 15, 2019. As a result, this note is presented as a short-term liability on the accompanying balance sheet.

7.	CONVERTIBLE NOTES PAYABLE

During the quarter ended June 30, 2019, the Company used proceeds from its public offering to pay off the entire balances of all outstanding convertible notes payable, except for Mr. Wheatley’s convertible note as discussed in Note 6, totaling $1,650,616 in principle, and $192,191 of accrued and unpaid interest. As of September 30, 2019, the following summarizes those convertible notes payable:

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

During the quarter ended June 30, 2019, the Company repaid the $100,000 note, and unpaid interest of $93,096, of which $493 was expensed in that quarter.

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

During the quarter ended June 30, 2019, the Company repaid the note balance of $50,616, and unpaid interest of $77,066, of which $627 was expensed in that quarter. In addition, the Company paid $80,000 to Mr. Evey during the quarter ended June 30, 2019 for consulting services.

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

During the quarter ended June 30, 2019, the Company repaid the note balance of $1,500,000, unpaid interest of $22,029, of which $5,255 of interest was expensed in that quarter.

8.	NOTE PAYABLE

During the quarter ended June 30, 2019, the Company used proceeds from its public offering to pay off the entire balance of this Notes Payable, along with all accrued and unpaid interest. As of September 30, 2019, the following summarizes this note payable:

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

During the quarter ended June 30, 2019, the Company repaid the note balance of $862,500, and unpaid interest of $47,466, of which $2,877 was expensed in that quarter. In addition, the Company paid $75,000 for an extension fee, which was recorded as interest expense in that quarter.

9.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of September 30, 2019, the loan has a short-term portion of $11,014 and a long-term portion of $940.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expires in August 2020 which is the same term of the master lease for which the Company is the subtenant. Monthly lease payments range from $48,672 per month currently increasing to $50,619 per month for the final year of the lease.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method. We calculated the present value of the remaining lease payment stream using our incremental effective borrowing rate of 10%. We initially recorded a right to use asset and corresponding lease liability amounting to $872,897 on January 1, 2019. The right to use asset and the corresponding lease liability are being equally amortized on a straight-line basis over the remaining term of the lease. The right to use asset has been further reduced by our deferred rent amounting to $45,059 as of September 30, 2019. As of September 30, 2019, we have a right-of-use asset amounting to $435,035 recorded in Property Plant and Equipment, and corresponding liability in Accrued Expenses amounting to $480,094 related to this lease (See Note 4).

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

Reverse Stock Split

In April 2019, the Company effected a one-for-fifty reverse split of its issued and outstanding common stock (the “Reverse Stock Split”) and reduced the number of authorized shares of common stock from 490,000,000 to 9,800,000. No fractional shares were issued as a result of the Reverse Stock Split. Fractional shares were rounded up or down to the nearest whole share, after aggregating all fractional shares held by a stockholder, resulting in the issuance of 187 round-up shares. Any stockholder holding less than 24 shares of Common Stock on a pre-reverse stock basis were paid in cash for such fractional share of Common Stock, which totaled $171. All share and per share data in the accompanying unaudited financial statements and footnotes for all periods presented have been retroactively adjusted for this Reverse Stock Split.

Director Compensation

During the nine months ended September 30, 2019, the Company issued a total of 25,000 shares of common stock to two directors that vested from restricted stock grants dated January 1, 2017, whereby each director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 7,500 of these shares) and 15,000 shares that vest based on performance criteria (which represents 17,500 of these shares). The pro rata shares have a per share fair value of $7.50, or $56,250 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $96,250 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria was defined).

Additionally, during the nine months ended September 30, 2019, the Company issued 8,750 shares of common stock to one director that vested from restricted stock grants dated August 21, 2018, whereby the director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 3,750 of these shares) and 15,000 shares that vest based on performance criteria (which represents 5,000 of these shares). The pro rata shares have a per share fair value of $10.00, or $37,500 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $27,500 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria was defined).

As of September 30, 2019, there were 25,000 unvested and unissued shares of common stock representing $118,750 of unrecognized restricted stock grant expense related to these Restricted Stock Grant Agreements. On September 17, 2019, the Board of Directors (the “Board”), upon the recommendation of its Compensation Committee, and based on input from a third party, nationally recognized compensation consultant, approved the following directors’ compensation for non-employee directors of the Company: (1) a quarterly cash retainer of $2,500 to be paid retroactively as of April 1, 2019; (2) an annual grant of 12,500 shares of restricted stock to be issued under the Company’s 2011 Stock Incentive Plan (the “Plan”) annually on October 1 and which shall vest quarterly in four (4) equal installments; (3) a payment of $1,000 for attendance in person (or $500 for attendance telephonically) for regularly scheduled board meetings; and (4) to the independent lead director, who is currently Robert C. Schweitzer, an additional annual grant of 5,000 shares of restricted stock to be issued under the Plan annually on October 1 and which shall vest quarterly in four (4) equal installments. As a result of the above changes to the non-employee directors’ compensation, all unvested shares of restricted stock held by non-employee directors as of October 1, 2019 were cancelled. As a result of these changes, each director was paid $6,000 for retroactive and current board and meeting fees in the quarter ended September 30, 2019.

12.	STOCK OPTIONS AND WARRANTS

Stock Options

In the nine months ended September 30, 2019, an option was granted on July 23, 2019 to the Company’s Chief Financial Officer to purchase up to 49,104 shares of the Company’s common stock. These options will vest over 4 years and have an exercise price of $5.78 per share. The Company estimated the fair value of these options at $210,489 utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these options include volatility of 82.26% based on historical volatility, expected dividends of 0.0%, a discount rate of 1.92% and expected term of 7.0 years based on the simplified method.

During the nine months ended September 30, 2019 and 2018, the Company recorded non-cash stock-based compensation of $12,092 and $13,026, respectively. As of September 30, 2019, there is $201,719 of unrecognized stock option-based compensation expense that will be recognized over the next four years.

The number of options to purchase capital stock that were outstanding at September 30, 2019 was 288,662. During the nine months ended September 30, 2019, 29,650 options were forfeited due to terminations and 27,198 expired.

Warrants

As part of the Company’s public offering (see Note 11), the Company issued 2,300,000 warrants during the three months ended June 30, 2019 to the Underwriters. These warrants are exercisable for five years at an exercise price of $6.30 per share. In April 2019, pursuant to the Underwriting Agreement, the Company issued as a fee to the Underwriters warrants to purchase up to a total of 110,000 shares of common stock (5% of the shares of common stock sold). The warrants are exercisable at $6.60 per share and have a term of five years. There was no financial statement accounting effect for the issuance of these warrants.

During the nine months ended September 30, 2019, 5,370 warrants expired. Total warrants outstanding at September 30, 2019 is shown in the table below:

Number of Warrants

Outstanding December 31, 2018	134,359
Public Offering	2,300,000
Underwriter Warrants	100,001
Over-Allotment Warrants for Underwriters	10,000
Expired	(5,370)
Outstanding September 30, 2019	2,538,990

13.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the nine months ended
	September 30,
	2019	2018
Product Sales	$4,607,237	$4,642,428
Maintenance Fees	8,432	5,682
Professional Services	–	10,575
Total Revenues	$4,615,669	$4,658,685

At September 30, 2019 and December 31, 2018, deferred revenue was $86,677 and $835,785 respectively. The September 30, 2019 balance includes an initial deposit to plan and manufacture two Solar Tree® units, in addition to deposits for multi-year maintenance plans for previously sold products. As of September 30, 2019, deferred revenue associated with product deposits are $26,304 and the delivery of such products are expected within the next six months, while deferred maintenance fees amounted to $60,373 and pertain to services to be provided through the third quarter of 2024.

At December 31, 2018, the Company accrued expected contract losses of $71,744 on an order for a customer that was expected to ship in 2019 (see Note 4). As the units were delivered, the loss accrual was proportionally reduced. In the three and nine months ended September 30, 2019, $30,611 and $71,744 was released from the accrual to reduce cost of revenues.

14.	SUBSEQUENT EVENTS

On September 17, 2019, the Board, upon the recommendation of its Compensation Committee, granted two directors annual grants of 12,500 shares each, and the lead director was issued an annual grant of 17,500 shares, which vest quarterly in four (4) equal installments. The grant date was determined to be September 17, 2019 as that was when a mutual understanding of the key terms and conditions of the grants was reached. On the grant date, these shares had a per share fair value of $5.50 based on the quoted trading price, or $233,750. In addition, the Board approved two grants of restricted stock of the Company to Mr. Wheatley under the 2011 Stock Incentive Plan (the “Plan”). The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on October 1, 2019. On the grant date, the shares had a per share fair value of $5.97 and 25,124 shares were granted. On October 1, 2019, 8,374 of these shares vested generating an expense of $50,000 on October 1, 2019.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price or absence of stock price appreciation;

(b)	fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence or other reasons;

(h)	rapid and significant changes in markets;

(i)	inability of the Company to pay its liabilities, including without limitation its loans from lenders;

(j)	litigation with or legal claims and allegations by outside parties;

(k)	insufficient revenues to cover operating costs, resulting in persistent losses;

(l)	potential dilution of the ownership of existing shareholders in the Company due to the issuance of new securities by the Company in the future; and

(m)	rapid and significant changes to costs of raw materials.

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Because factors referred to elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 (sometimes referred to as the “2018 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in the 2018 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this report on Form 10-Q.

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

We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our products fulfill that requirement. We are agnostic as to the EV charging service equipment and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with Chargepoint, Blink, Juice Box, Bosch, AeroVironment and other high quality EV charging solutions. We can make recommendations to customers or we can comply with their specifications and/or existing charger networks. Our products replace the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

We believe our chief differentiators are:

•	our ability to invent, design, engineer, and manufacture solar powered products which dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our products’ capability to operate during grid outages and to provide a source of emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to create new and patentable inventions which are a complex integration of our own proprietary technology and parts, with other commonly available engineered components, creating a further barrier to entry for our competition.

Historically, we have earned revenue primarily from the sale of EV ARCs™ to large commercial businesses, such as Google, Genentech, and Johnson & Johnson, and government agencies such as the City of New York and the State of California. Our contract with the State of California was renewed for two more years in July 2018, with two more one-year options (i.e. a total potential of four years). The scope of the contract was expanded to include more of our products and to have an estimated value by the State of California of over $20 million. On September 10, 2018, the Company received a new $3,300,000 order from the City of New York for 50 EV ARC™ units which were delivered in the first half of 2019. We have yet to launch our outdoor media advertising service other than signing our agreement with Outfront Media in November 2017 and developing our revenue model in discussions with it. Revenue from this business is expected from potential sponsors and from advertisers willing to pay fees to us or to our media partners to display their brands, messages and advertisements on the surfaces of our products or on outdoor digital or static screens mounted on our EV charging solutions. Our energy security business is connected with the deployment of our EV chargers and serves as an additional benefit to the value proposition of our charging products. Our onboard state-of-the-art storage batteries installed on our EV chargers provide another reason for certain customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators, to buy our products.

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

Critical Accounting Policies

Please refer to Note 1 in the financial statements for further information on the Company’s critical accounting policies which are summarized as follows:

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory and cost allocations, depreciable lives of property and equipment, estimates of loss contingencies, estimates of the valuation of initial right of use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of share-based payments, and the valuation allowance on deferred tax assets.

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

Revenues are primarily derived from the direct sales of manufactured products. Revenues may also consist of maintenance fees for the maintenance of previously sold products and revenues from sales of professional services.

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for such products within a 30-45 day period after delivery.

Revenues from maintenance fees for services provided by the Company are recognized equally over the period of the maintenance term. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for the service in advance of the maintenance period.

Extended maintenance or warranty services, where the customer has the option to purchase this extension as a separate purchase option, are considered a separate performance obligation. If the company does not control the extended services, in terms of having the responsibility for fulfillment of the obligation or the option to choose who will perform the services, the Company is acting as an agent and would report the revenues on a net basis.

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

The Company generally provides a one year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty expense.

Cost of Revenues. The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, all of which are included in inventory prior to a sale, as costs of revenues. The Company further includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the quarter ended September 30, 2019.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

Revenues.  For the three months ended September 30, 2019, our revenues were $1,785,724, compared to $938,218 for the three months ended September 30, 2018, a 90% increase. Revenue in the three months ended September 30, 2019 included the installation of two EV ARC™ HP DC Fast-Charging stations at the Camp Roberts Rest Area on U.S. California Highway 101. They were the first solar-powered EV charging stations installed for the public on a U.S. highway in California rest areas controlled by the California Department of Transportation. The stations are free to the public and also provide emergency responder plug-ins to be used during a power outage. In addition, we delivered several or our standard units in North Carolina, California and Nevada. As of September 30, 2019, our contracted backlog was approximately $1.2 million. Our shipments will continue to fluctuate each quarter due to the varying size of orders and timing of deliveries. We recently engaged a funding consultant in Washington DC to help identify federal funding opportunities that could benefit our customers and to help facilitate the grant writing process. This includes federal grants to provide emergency power during grid failure, which has stimulated interest in northern California where scheduled blackouts have been occurring. The EV ARCTM unit has on-board energy storage for charging day or night and provides EV charging and emergency power during grid failure.

Gross Profit.  For the three months ended September 30, 2019, we had a gross profit of $340,836 compared to a gross profit of $44,150 for the period ended September 30, 2018, a 672% increase. Gross profit improved during the quarter due to a $847,506 increase in revenue, and due to higher margins on the new EV ARC™ HP DC Fast-Charging stations. We believe our cost per unit will improve as our volumes increase and we are able to allocate fixed costs over more units, negotiate for better volume pricing from suppliers, better utilization of our production labor and as we improve our products to reduce cost. Warranty costs remain very low for both the three months ended September 30, 2019 and 2018.

Operating Expenses.  Total operating expenses were $963,487 for the three months ended September 30, 2019 compared to $519,468 for the same period in 2018, an 86% increase. The increase in expense was primarily due to an increase in non-cash compensation expense of $121,418 for the vesting of director restricted shares, severance and recruiting cost related to the Chief Financial Officer position of $126,500, R&D expenses of $68,395 related to the development of our Solar Tree product, investor relations and public relations costs of $50,423, sales commissions of $34,823 and other increases of $42,460.

Other Income and Expense. Interest expense was $7,182 for the three months ended September 30, 2019 compared to $148,316 for the same period in 2018, a 95% decrease. This decrease is due to the reduction of debt in the quarter ended June 30, 2019. Other income includes interest income of $21,739 in the three months ended September 30, 2019, compared to $818 for the same period in the prior year due to higher cash balances following the public offering. The prior year also included a $16,260 gain on the sale of a fixed asset.

Net Loss.  Our net loss of $610,363 for the three months ended September 30, 2019 was comparable to a net loss of $606,556 for the same period in 2018. The increase in revenue and gross profit, was offset by higher operating expenses.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Revenues.   For the nine months ended September 30, 2019, revenues were $4,615,669 compared to $4,658,685 for the nine months ended September 30, 2018, a 1% decrease, caused in part by our later than anticipated closing of the public offering, causing delays in the development of new products and delivery of existing products in the early part of the year. Revenues from the city of New York were consistent in both periods, delivering 30 EV ARCTM units in the nine months ended September 30, 2018 and 34 units in the nine months ended September 30, 2019.

Gross Profit.  For the nine months ended September 30, 2019, we had a gross profit of $349,279 compared to a gross profit of $97,184 for the period ended September 30, 2018, a 259% increase. Included in gross profit in the nine months ended September 30, 2019 was an increase of $71,744, which represents a proportionate amount of a contract loss accrual that was expensed and accrued at December 31, 2018, based on the units delivered during the period. Gross profit improved during the third quarter due to higher margins on the new EV ARC™ HP DC Fast-Charging stations. The low gross margins for both periods are the result of low production volumes. We believe our cost per unit will improve as our volumes increase and we are able to allocate fixed costs over more units, negotiate for better volume pricing from suppliers, better utilization of our production labor and as we improve our products to reduce cost. Warranty costs, included in cost of revenues, were approximately $15,000 for the nine months ended September 30, 2019, compared to approximately $2,000 for the nine months ended September 30, 2018.

Operating Expenses.  Total operating expenses were $2,226,667 for the nine months ended September 30, 2019 compared to $1,701,788 for the same period in 2018, a 31% increase. This increase is primarily due to severance and recruiting cost related to the Chief Financial Officer position of $126,500, R&D expenses of $88,640 related to the development of our Solar Tree product, SEC filing and listing fees of $83,561, primarily related to Nasdaq fees due to our recent uplisting, investor relations and public relations costs of $80,423, $80,000 of consulting fees for a former director for business development, legal expense of $51,719 and other increases of $14,036.

Other Income and Expense. Interest expense was $709,148 for the nine months ended September 30, 2019 compared to $806,330 for the same period in 2018, a 12% decrease. The interest expense in the nine months ended September 30, 2019 includes a $75,000 fee to extend the promissory note with Gemini. Without this fee, interest expense would have reduced by $172,182, primarily due to the reduction of debt following the public offering in April 2019. Other income is primarily an increase in interest income from higher cash balances from $2,240 in the nine months ended September 30, 2018 to $45,768 in the nine months ended September 30, 2019. The nine months ended September 30, 2018 also included a gain on the sale of a fixed asset of $16,260.

Net Loss.  We had a net loss of $2,543,868 for the nine months ended September 30, 2019 compared to a net loss of $2,392,434 for the same period in 2018. Significant elements contributing to these losses have been discussed above.

Liquidity and Capital Resources

At September 30, 2019, we had cash of $5,292,229. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans, and during the quarter ended June 30, 2019, through a public offering. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	September 30, 2019	September 30, 2018
Cash provided by (used in):
Net cash used in operating activities	(3,444,282)	(409,135)
Net cash used in investing activities	(51,531)	(5,798)
Net cash provided by financing activities	8,544,018	266,398

Operating Activities

Our operating activities resulted in cash used in operations of $3,444,282 for the nine months ended September 30, 2019, compared to cash used in operations of $409,135 for the same period in 2018. Net loss of $2,543,868 for the nine months ended September 30, 2019 was increased by $784,535 of non-cash expense items that included depreciation and amortization of $30,018, common stock issued for services for director compensation of $217,500, non-cash compensation expense related to grant of stock options of $12,092 and $524,925 of amortization of debt discount to interest expense associated with the financings of the current debt facilities. Further, cash used in operations for the period included increases in prepaid expenses and other current assets of $490,264 for increased vendor prepayments, increased inventory by $3,670, decreases in accounts payable of $654,814, decrease in accrued expenses of $225,268 for the payment of interest and a reversal of the accrued loss for New York shipment, and a decrease in deferred revenue of $749,108 from the shipment of units that we received had prepayments for. Cash provided by operations included a reduction of accounts receivable of $220,875, a $48,672 decrease in deposits for our building lease, an increase of $35,417 for convertible note payable issued in lieu of salary – related party for increased deferred salary, and an increase in sales tax payable of $133,211.

The cash used in operations of $409,135 for the nine months ended September 30, 2018, was primarily driven by a decrease in inventory value amounting to $1,609,838 primarily related to 30 EVARC™ units that were built in 2017, but not delivered until January 2018. Other principal elements of cash flow for the nine months ended September 30, 2018 include the net loss of the Company offset by depreciation and amortization of $51,816, common stock share value issued for director services of $206,250, and $651,638 of the amortization of debt discount to interest expense associated with common stock purchase warrants provided to our lender at the onset of the financings of the current debt facilities. Further, cash from operations for the period included a net increase in accounts receivable of $787,746 directly related to the increase in revenue in the period; a use of cash of $315,285 related to the increase in prepaid expenses primarily for funding deposits needed for the purchase of batteries used in our EVARC™ units along with our annual business insurance policies; a generation of cash associated with reduction of deposits which was used to offset a monthly rent payment per the terms of our lease; a generation of cash of $259,938 related to the increase in accounts payable mainly due to the timing of purchases; a generation of cash amounting to $143,088 related to the increase in deferred revenue for a prepayment for two EVARC™ units by a customer; and a generation of cash amounting to $46,579 related to the increase in sales tax payable associated with certain sales made during the period for which such sales tax had not been due to be submitted to the state.

Cash used in investing activities included $41,554 to fund patent related costs and $9,977 to purchase equipment in the nine months ended September 30, 2019. The nine months ended September 30, 2018 used $56,065 on patent related costs and generated $50,267 through the sale of equipment.

Cash generated by our financing activities included $13,201,000 in proceeds we received from issuance of common stock pursuant to a public offering, offset by funding of deferred equity offering costs of $1,175,852, net repayments of our line of credit facility of $960,000, repayment of debt of $2,520,959 and fractional share payments of $171.

While the Company has been attempting to grow market awareness and focusing on the generation of sales, the Company has not generally earned a gross profit on its sales of products during prior years. However, during 2019, sales of our products have resulted in positive gross profits and we believe that we will continue to improve that trend as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for increasing gross profits on the EV ARC ™ product in the future.  The Company may continue to rely on capital from the private or public issuance of its securities, if or when needed, as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

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

Capitalization

In April and May 2019, the Company received approximately $8.5 million of cash, net of cash offering costs and repayment of certain debt, under an equity offering which is more fully described in Note 11 to the consolidated financial statements. Approximately $5.3 million in cash remains at September 30, 2019. On April 16, 2019, in connection with the Offering, the Common Stock and the Warrants of the Company began trading on the Nasdaq Capital Market under the trading symbols “EVSI” and “EVSIW,” respectively.

In April 2019, the Company effected a one-for-fifty reverse split of its issued and outstanding common stock (the “Reverse Stock Split”) and reduced the number of authorized shares of common stock from 490,000,000 to 9,800,000. No fractional shares were issued as a result of the reverse stock split. Fractional shares were rounded up or down to the nearest whole share, after aggregating all fractional shares held by a stockholder resulting in the issuance of 187 round-up shares. Any stockholder holding less than 24 shares of Common Stock on a pre-reverse stock basis were paid in cash for such fractional share of Common Stock which resulted in a buyback of approximately 21 shares for $171. All share and per share data in the accompanying unaudited financial statements and footnotes for all periods presented have been retroactively adjusted for this reverse stock split.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, we do not yet have sufficient disclosure controls and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is aware of the shortfalls in disclosure controls and intends to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company which have previously prevented us from investing in these areas. Although not a comprehensive listing, as of December 31, 2018, we had identified the following material weaknesses which still exist as of September 30, 2019 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

Management has begun a search for a new accounting staff member to provide the necessary segregation of duties within the finance function and the improvements to disclosure controls and procedures. This position is expected to be filled by the end of December 2019. Management has also begun to search for a new or upgraded Enterprise Resource Planning system that will provide better internal controls and procedures over our purchasing and manufacturing processes and better processes to track and maintain our bill of materials and perpetual inventory.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Offer letter to Katherine H. McDermott, dated July 12, 2019 (1)*
10.2	Separation Agreement for Chris Caulson dated as of July 23, 2019 (2)*
10.3	Form of Restricted Stock Agreement dated October 1, 2019*
10.4	Form of Stock Option Agreement*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_____________

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated July 23, 2019.
(2)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission, dated August 14, 2019.
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2019	Envision Solar International, Inc.

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

