Form 10-K
period 2019-12-31
Envision Solar International, Inc.
filed 2020-03-30
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

Commission File Number 000-53204

Envision Solar International, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

5660 Eastgate Dr.

San Diego, California 92121

(858) 799-4583

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
Common stock, $0.001 par value	EVSI	Nasdaq Capital Market

Warrants	EVSIW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $21,175,124 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of March 23, 2020 was 5,252,163.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this report.

i

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

(m)	rapid and significant changes to costs of raw materials from government tariffs or other market factors;

(n)	increasing spread of the COVID-19 pandemic and its impact on the Company’s business as well as worldwide financial markets;
(o) (p)

the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and other reports we may file with the Securities and Exchange Commission from time to time; and

the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this annual report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this annual report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled "Risk Factors" and elsewhere in this annual report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this annual report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this annual report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances or to reflect new information or the occurrence of unanticipated events, except as required by law.

ITEM 1.	BUSINESS.

Overview

Envision is a sustainable technology innovation company based in San Diego, California. We invent, design, engineer, manufacture and sell solar powered products that enable vital and highly valuable services in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ deployability, reliability, accessibility, portability and total cost of ownership, rather than simply producing the cheapest kilowatt hour with the help of subsidies as most competing solar companies do.

Envision’s solar powered products and proprietary technology solutions target three markets that are experiencing significant growth with annual global spending in the billions of dollars.

•	electric vehicle charging infrastructure;

•	outdoor media advertising; and

•	energy security and disaster preparedness.

The Company focuses on creating renewable, high-quality products for electric vehicle (“EV”) and drone charging, outdoor media and branding, and energy security that are rapidly deployable and attractively designed. We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our EV ARC™ and Solar Tree™ products fulfill that requirement. We are agnostic as to the EV charging service equipment (“EVSE”) as we do not sell EV charging, rather we sell products which enable it. Our EV ARC™ and Solar Tree™ products replace the infrastructure required to support EV chargers, not the chargers themselves.

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

Products and Technologies

Electric vehicle charging infrastructure

The product lines below incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator, along with battery storage.

•	EV ARC™ (Electric Vehicle Autonomous Renewable Charger) – Our most popular product, we believe this patented product is the world’s first and only transportable, solar powered EV charger on the market. The EV ARC™ produces and stores all its own energy and supports Level I, Level II and DC Fast Charging (requiring 4 to 7 interconnected units). It does not need a grid connection and therefore needs no trenching, switch gear, or transformer upgrades. Because there is no foundation, trench or electrical infrastructure, the EV ARC™ typically does not require a building or any other kind of permit, and it is easily transportable if a different location is desired. EV ARC™ products can charge between one and six EVs simultaneously and a single unit can provide EV charging to as many as 10 parking spaces.

It is immune to grid interruptions such as black-outs or brown-outs. There are no utility bills to pay and, as the number of EVs increase on the host campuses, more EV ARC™ units can be added without disruption. Current grid tied EV chargers are often placed in locations where a suitable circuit is most easily accessed, whereas these units are not connected and can be placed anywhere, making it a rapidly deployable and highly scalable EV charging infrastructure.

In 2019, we began deploying an upgraded version of our EV ARCTM, the EV ARCTM 2020, which provides all of the features of the original EV ARCTM in addition to elevating the electronics under the solar canopy to make the unit flood-proof up to nine feet. Also in 2019, we deployed our first EV ARC™ DC Fast Charging units that provide a 50kW DC fast charge which provides up to 1,100 miles per day to one or more electric vehicles. We are also working with a partner to develop inductive charging as a feature to offer to our customers. A patent has been filed for this technology.

•	SolarTree® Products – This patented product has been in deployment for several years and is used in larger scale solar powered EV charging applications. We believe our Solar Tree® product to be the only single column, sun tracking, and architectural solar support structure with integrated energy storage, EV charging and media platforms available today. Because our products do not require a connection to the electrical grid, they can be rapidly deployed and enable EV charging in locations where it would otherwise be impossible or economically infeasible, such as rest areas and park and ride locations. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® DCFC can be deployed with minimal site disturbance.

We believe Solar Tree® products with on-board battery storage can provide a highly reliable source of energy to provide emergency power to users such as first responders during times of emergency or other grid failures. We also believe that Solar Tree® products optimized for branding can create visually stunning platforms for the delivery of a business’ brand message with a less onerous planning and entitlement process than that experienced with traditional signage.

•	EV-Standard™ Product – On December 31, 2019, the patent for this product was issued. The EV-Standard™ is currently in development and will use an existing streetlamp’s foundation and grid connection and transforms it into a solar and wind-powered Level II EV charger for “curbside” or “on street” charging. The EV-Standard™ design includes a light-wind generator fixed atop a new streetlamp. Also integrated is a tracking solar panel and on-board battery storage. The EV-Standard™ product design takes power from the existing streetlamp grid connection and uses it to charge the on-board batteries.

•	UAV ARC™ drone charging product – This product is awaiting patent approval and is currently in development. The UAV ARC™ is a rapidly deployable, highly scalable, range extending drone recharging product which forms a network. It does not require any fueling or grid connection because it generates and stores all of its own energy from renewable sources.

Outdoor Media Advertising

As the value of traditional advertising media such as television, radio, and print diminishes, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. Industry experts believe that there will be significant growth in spending on outdoor advertising platforms particularly when mounted on street furniture. We believe the digital out of home industry (“DOOH”) is enjoying a period of rapid growth and may continue to do so for the foreseeable future. Management has been working with a large well-established company, Outfront Media (“OUT”), in the outdoor advertising space to place outdoor content on Envision’s infrastructure products. These advertising companies sell advertising to a company, and the proceeds would then be used to fund the delivery of EV ARCs, which would be placed in visible locations and would display the advertisements. This is a growing area with companies such as Google joining the outdoor digital content placement market.

Energy Security and Disaster Preparedness

Power outages cost the United States $150 billion per year according to the Department of Energy. Our solar powered products include battery energy storage and can dispatch power during times of grid or hydrocarbon fueled generator failure. As our focus is on creating products from the combination of solar power generation and energy delivery and storage, we view the competition from companies producing these types of solutions to be most relevant to our business. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same value and differentiation that our EV ARC™ product delivers.

Strategy

Target Markets

Envision’s markets consist of five broad segments: State, Municipal, Federal, Enterprise and International. These segments can further be broken down into increasingly granular segments as different market opportunities are identified. Envision’s largest market is currently Municipal.

Envision’s biggest customer is the City of New York followed by the State of California which is a conglomeration of California state agencies and municipalities. Currently the most attractive markets for Envision are New York, California and Colorado. The factors below are considered in determining favorable markets for our products:

•	Political Factors. Political statements, mandates and laws supporting and driving policy to reduce carbon emissions through the electrification of transportation. State and local governments focusing on the transportation industry and the electrification of fleet vehicles to reduce carbon emissions.

•	Economic Factors. The use of grants and incentives to advance the adoption of EVs and EV charging infrastructure. Regions with difficult, time consuming permitting and regulatory requirements and high construction costs.

•	Sociocultural Factors. High concentration of EV drivers and a cultural desire to be good stewards of the environment.

•	Technological Factors. Regions with good insolation, expensive energy costs, and poor or degraded air quality, and a lack of capacity or expensive upgrade requirements for their utility grid.

Growth Strategy

The electric vehicle market is expected to grow at a rapid pace. According to Goldman Sachs, the EV infrastructure market is expected to receive investments of $6 trillion to set up the infrastructure around green cars. Bloomberg forecast 559M EVs on the road by 2040. We currently operate in three rapidly growing: EV charging infrastructure, outdoor media advertising and energy security and disaster preparedness. Our products are being used in 21 U.S. states, 106 municipalities, two international countries, and the U.S. Virgin Islands in the Caribbean. We believe that our products have a global appeal and that we are only at a nascent period in the development of our sector. We believe that our strategic growth plan will enable us to increase our user base and revenues while leading to increased profitability in the following manners:

•	Increased sales and marketing to educate our universe of potential customers.

•	Continue to expand our geographic footprint and customer base.

•	Enhance our gross margins by focusing on increased sales, improved operating efficiencies and reduced cost of materials and production.

•	Increased leverage of outsourcing as our manufacturing process scales.

•	Expansion of our recurring revenue business.

•	Try to utilize federal grants to provide funding opportunities for our customers

•	Capture market share of the electrified personal and public transportation space, which is at a nascent phase.

•	The network effect (IoT) will drive significant value from the data we collect.

•	Continued expansion of our Outdoor Media Business unit.

•	Develop and innovate new products while building a strong IP portfolio.

Sales and Marketing

Envision utilizes an in-house sales team and sells through a direct sales and marketing channel, pairing customers with sales specialists to ensure their needs are met. The Company hired a new Vice President of Sales and Marketing on January 1, 2020 who currently leads the team.

We have found that our sales process is heavily focused on educating prospective customers about our product so they are aware that they have options, before they go down the path of a traditional grid-tied solution. As a result, we have begun investing more in marketing materials and videos, as well as a publicist to help us to educate the market. Envision uses research to identify potential customers, as well as contacts established through trade show events and in-bound calls. We also utilize a combination of regional and industry focused campaigns, nurturing campaigns, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, Twitter, and LinkedIn). Envision is, we believe, an industry leader in the EV charging infrastructure space and the website will be used to highlight that with webinars and industry news to automate the education of our markets helping them confidently make an informed decision about the purchase of our products. Presentation and execution will continue to remain a priority and we will keep sales and marketing materials updated to ensure messaging is on point and consistent with our product offering, customer’s needs and industry standards.

Envision products have a long sales cycle. This is a sophisticated sale and often a large capital expense for our customers. Sales often hinge on bureaucratic processes and funding approval. Political mandates do not always equal availability of resources to execute policy into action. We also utilize a consultant to support our customers with the federal grant process to identify grants that may be available to reduce the cost of their purchase.

Major Customer Contracts

In 2019 and 2018, we have had two major customers, the State of California and the City of New York, that have accounted for a substantial portion of our revenue.

City of New York Requirement Contract. The Company entered into a Requirement Contract with the City of New York (the “NY Contract”) on April 17, 2017 that extends through April 16, 2021. We have received 2 purchase orders to date on this contract. The first was for 36 EV ARCs™ and one ARC Mobility™ trailer, all of which were delivered in 2017 and 2018, for a total contract price of $2,416,356. On September 10, 2018, the Company received a new $3,300,000 order from the City of New York for 50 EV ARC™ units which the Company delivered 16 such units during 2018 and 34 units in the first half of 2019.

Contract with the California Department of General Services. On June 12, 2015, the Company’s bid for solicitation was accepted by the California Department of General Services (the “California Contract”). The term of the California Contract was initially for one year with two extension options for one year. In June 2018, the California Contract was renewed for up to four more years (two years with two additional one-year options), and its scope was expanded to include more of our products, including our EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger, with a California estimated value of over $20 million. The California Contract permits California state and local government agencies, including cities, counties, special districts, California State universities, University of California systems, K-12 school districts, and community colleges, to purchase EV ARCs™, ARC Mobility Trailers, and related accessories from the Company. The Company has sold a cumulative total of 38 EV ARCsTM for a total of $2,365,844 through December 31, 2017, a cumulative total of 58 EV ARCs™ for a total of $3,610,980 through the fiscal year ended December 31, 2018 and a cumulative total of 64 EV ARCs™ for a total of $3,970,434 through the fiscal year ended December 31, 2019 and there are an additional 11 EV ARCs™ totaling $1,178.909 in backlog at December 31, 2019.

Competitors

We are not aware of other companies that provide an infrastructure product similar to ours, utilizing solar energy to power EV charging. We are, however, subject to competition from a number of companies which are involved in the design, construction and installation of fixed grid-connected EV charging stations that depend on the utility grid for a source of power, and on the construction and civil and electrical engineering services for the installation of traditional infrastructure. Our challenge is to market our products to ensure that potential customers are aware of our product offering.

Competition in the solar renewable energy and EV charging industries is intense, and competition is fragmented among a wide variety of entities. Companies such as Schneider, Eaton, AeroVironment, and Bosch manufacture EV charging units but do not offer charging services. There are many companies which offer installation services for the EV charging market. They are typically from electrical and general contracting backgrounds as well as some larger project management firms such as Black and Veatch, Bechtel, CH2M Hill and AECOM. Companies such as Chargepoint and Blink (NASDAQ: BLNK) offer EV charging services and hardware but not, typically, installation. Our EV ARCTM units will incorporate whatever charger the customer wants, so in most cases, we are not competing with the charger company, but rather creating opportunities for them which they might not otherwise have had.

Volta is a privately held San Francisco based EV charging company which derives revenue through the sale of advertising. Volta gives charging away for free. They are deployed in a small number of shopping malls and other locations. Many solar companies are now fixing EV chargers to their parking lot structures and some are offering packages combining solar rooftop installations and EV charger installations for the residential marketplace. These installations are almost always grid tied and do not include energy storage.

Another example of an entity which is providing free or discounted EV charging infrastructure is Electrify America, the EV charging provider is required to spend approximately $2B on EV charging infrastructure ($800M in California) to satisfy the requirements of a settlement with the U.S. government.

We also face competition, to some extent, from entities which are offering free or discounted EV charging infrastructure to our prospective customers. Utilities such as the three large IOUs (investor owned utilities) in California (SDG&E, PG&E, SCE) have successfully lobbied the California Public Utility Commission for permission to rate base the costs of installations of EV chargers. As a result, they can offer the installation, or “make readies” of electrical circuits and other civil infrastructure, for a lower price or in some instances for free, to certain customers.

Our competitive advantage over these other solutions includes:

o	Rapid deployability and scalability of our products. Our products offer a turnkey product solution that can be manufactured in our facility and delivered to a customer and installed in minutes. This competes with an entire ecosystem involving the design, engineering, permitting and constructing of civil projects which requires engaging a company, or group of companies, including architects, civil engineers, electrical engineers, zoning specialists, consultants, general contractors, electrical contractors, and EVSE vendors. These grid-tied projects can take 6 months – 1.5 years.

o	Lower total cost of ownership. Envision’s products are powered using the sun. As a result, there is no charge for on-going energy to power vehicles.
o	Ability to operate during blackouts and brownouts. In addition, most units provide an emergency power panel that can be used for emergency power to charge other devices and emergency equipment during outages. If a customer was connected to the grid, they would not have power.
o	Because a grid connection is not required, Envision’s EV ARC can be located anywhere, including remote locations that are hard to connect to a grid.
o	Environmentally sound product using clean energy.
o	Envision products can be relocated which gives the customer the flexibility to move it if a job site changes or business needs change. Grid tied installations are a permanent solution.
o	We offer EnvisionTrak™ (patented) which causes the solar array to follow the sun, generating up to 25 percent more electricity than a fixed array.
o	Envision offers a product that delivers DC fast charging solely from solar generation, which we have not seen in the market to date.

Manufacturing

We are headquartered in San Diego, California in a leased 50,000 square foot building professionally equipped to handle the significant growth possibilities we believe are in front of us. The facility houses our corporate operations, sales, design, engineering and product manufacturing.

All of our products are currently designed, developed and manufactured in this facility. We have been able to reduce our costs and improve our quality by performing fabrication in-house. This also provides a good environment for improving the manufacturing process as well as for the development of new products. Many of our suppliers are local which allows for shorter lead times and lower transportation costs. The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee. We sell our Solar Tree® products as an engineered kit of parts to be installed by third parties employed by the buyer of the Solar Tree® kit.

We continually endeavor to reduce component costs and make production improvements in both our products and our processes to reduce our manufacturing costs, while maintaining the high quality for which we strive. As unit sales continue to increase, we will be able to spread our fixed overhead costs over more units, reducing the cost per unit and management believes that gross profits will be realized and maintained.

Customer Concentration

During 2019, the Company had two customers, the City of New York and Monterey Bay Air Resources District that represented 44% and 22% of our revenue, respectively.

Backlog

Our backlog at December 31, 2019 was $2.0 million. Reported backlog represents firm purchase orders or contracts received by customers for deliveries scheduled in the future.

Government Regulation

Businesses in general and solar energy companies in particular are subject to extensive regulation at the federal, state, and local level. We are subject to extensive government regulation of employment, health, safety, working conditions, labor relations, and the environment in the course of the conduct of our business. In order for our customers to enable the installation of some of our products, they generally are required to obtain permits from local and other governmental agencies. In the case of our grid tied products, they must comply with the applicable rules and regulations of the relevant state public utility agencies. In order for our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. Changes or new government regulation may have a material adverse impact on our business, operating results, and financial condition.

Employees

As of the date of this report, we have 26 employees, and 9 additional temporary employees. The temporary employees are retained through a temporary employment agency and work for us on a full-time basis but were hired through an agency to maximize our flexibility and to reduce the risks and costs associated with full time employees. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

Seasonality

Our operations are generally not materially affected by seasonality.

ITEM 1A.	RISK FACTORS.

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of factors that are described below and elsewhere in this report.

Our Company recently emerged from its late development stage, which increases the risk of investment in our securities. An investment in us is speculative because while our sales are generally trending up, they are very inconsistent and fluctuate based on the timing of orders and deliveries so it’s difficult to predict a future trend. Funding is needed to expand our sales and marketing campaigns for current markets and to extend the business into new markets, such as China and Europe. We must also allocate capital, if available, to pay costs and liabilities until we achieve positive cash flow, of which there is no assurance. Historically, we have not been profitable and there is no assurance that the Company will be profitable in the future. The Company may not be able to successfully develop, manage, or market its products and services. Intense competition and. government regulation may hinder the Company’s performance. The Company is exposed to other risks inherent in its business.

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future. We were formed on June 12, 2006 and have reported annual net losses since inception. For our fiscal years ended December 31, 2019 and December 31, 2018, we experienced net losses of $3,933,922 and $3,598,780, respectively (reflects cash and noncash expenses under generally accepted accounting principles). Further, as of December 31, 2019, we had an accumulated deficit of $45,809,581 (reflects cash and noncash expenses under generally accepted accounting principles). In addition, we expect to incur additional losses in the future, and there can be no assurance that we will achieve profitability. Our future viability, profitability and growth depend upon our ability to raise capital and successfully operate and expand our operations. We cannot assure that any of our efforts will prove successful or that we will not continue to incur operating losses.

We may need to raise additional capital or financing to continue to execute and expand our business. We expect that the net proceeds from the public offering in 2019 will be sufficient to sustain our operations for at least the next twelve months, until we are able to generate positive cashflow through our operations. However, we may need to raise additional capital to fund investment in our business or if it takes longer than expected to achieve positive cashflow. We may be required to pursue sources of additional capital through various means, including sale and leasing arrangements, and debt or equity financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

Our revenues decreased in 2019 compared to 2018 which may be indicative of our future results. Our revenues for the year ended December 31, 2019 were $5,111,545 compared to $6,162,402 for the same period in 2018. These revenues were primarily derived from the delivery of 65 EV ARC™ units during 2019, compared to 90 units delivered in 2018. The reduction of revenue was primarily due to slowed spending on sales and marketing due to lack of funding in early 2019 and delays in the closing of orders due to the approval process within U.S. municipalities. Our revenues tend to fluctuate, so you should not rely on our results for 2019 as an indication of our expected performance in 2020 or future periods.

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our manufacturing, research and development, operations, sales and financial results. Our business may be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments may cause disruption to our business operations and sales activities. Our employees, suppliers and customers have been and will be disrupted by absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, delays on deliveries, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, or the operations of our suppliers, manufacturing and product shipments will be delayed, which could adversely affect our business, operations. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run, and may over the longer term, adversely affect the economies and financial markets within the U.S., resulting in an economic downturn that will affect demand for our products, impact our operating results, and have a negative impact on our stock price. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics will adversely impact our business, financial condition, operating results and cash flows. Currently, we believe we are exempt to the “shelter at home” order issued by the State of California because we provide energy and transportation resources which we believe are considered essential services. However, there is a high likelihood that we will experience disruptions to our business operations resulting from quarantines, self-isolations, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to manufacture and deliver products.

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers. One customer, the City of New York, generated 44% and 50% of our revenues in 2019 and 2018, respectively and one customer, Monterey Bay Air Resources District, was 22% of our revenues in 2019. We have contracts with the City of New York and the State of California which can be used by a diverse group of state and local agencies for the purchase of our products. The receipt of orders under these contracts has been irregular and can create fluctuation in our revenues. In addition, there is no obligation for these customers to purchase any additional units, or to renew the contracts when they expire. The City of New York just renewed their contract through April 16, 2021. The State of California contract terminates in July 2020 with two one-year options to renew at their election. If either of these customers significantly reduced their purchases or terminates their contracts, our results of operations would be adversely affected.

Our revenue growth depends on consumers’ willingness to adopt electric vehicles. Our growth is highly dependent upon the adoption of electric vehicles (“EV”), and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results may be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

•	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

•	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power without access to sufficient charging infrastructure;

•	improvements in the fuel economy of the internal combustion engine;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the U.S. on oil from unstable or hostile countries and the impact of international conflicts;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations and consumers’ perceptions about convenience and cost to charge an EV; and

•	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

The influence of any of these factors may negatively impact the widespread consumer adoption of EVs, which could materially adversely affect our business, operating results, financial condition and prospects.

We face intense competition, and many of our competitors have substantially greater resources than we do. We are not aware of other companies that provide a similar infrastructure product that we do, utilizing solar energy to power EV charging. However, we compete with traditional grid-tied charging stations. Our challenge is to market our products in the industry to ensure that potential customers in this industry are aware of our product offering. Competition in the solar renewable energy and EV charging industries is intense, and competition is fragmented among a wide variety of entities. We operate in a highly competitive environment that is characterized by price fluctuations and rapid technological change. Our competitors often have greater market recognition and substantially greater resources than we do. Competition for RFPs, and in our market in general, may intensify in the future. Competitors may develop products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share and our business and results of operations would be adversely affected.

The solar energy industry and in particular, as it is utilized for EV charging, is an emerging market that is constantly evolving and may not develop to the size or at the rate we expect. The solar energy industry, especially as it applies to EV charging, is an emerging and constantly evolving market. We believe the industry will take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. Any future growth of the solar energy market in general, and for EV charging in particular, and the success of our products depend on many factors beyond our control. These factors include without limitation recognition and acceptance of EVs and EV charging products by customers and users, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives and our ability to provide our product offerings cost-effectively. If the markets for EV charging do not develop at the rate we expect, our business may be adversely affected.

Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows. We currently only use solar panel modules purchased from SunPower for our products. In April 2018, SunPower acquired SolarWorld, one of the petitioners in the Section 201 trade case that led to the new tariffs referred to below, and a company which is, as such, exempt from those tariffs. Sunpower also garners an exemption for the tariffs because of the unique nature of its modules. We do not buy or use, nor do we intend to buy or use, any of the targeted modules. Since we currently only purchase SunPower modules for our products, we are not currently affected by those tariffs, although there can be no assurance that we may not be affected by any future tariffs on SunPower products or otherwise. On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”).

It is possible that tariffs may increase the costs and restrict the supply of certain of our components, causing us harm. In the near term, uncertainty surrounding the potential implications of the tariffs imposed on the U.S. solar market, and whether specific products may be excluded, may cause market volatility, price fluctuations, supply shortages, and project delays. In addition, the imposition of tariffs is likely to result in a wide range of impacts on the targeted U.S. industries and the global market in general. Such tariffs, if our products or the parts we use to manufacture our products are ultimately determined to be subject to them, could result in significant additional costs to us. If we elected to pass such increase in costs on to our customers, they could cause a significant reduction in demand for our products. We currently have no plans to use modules which are subject to tariffs.

Existing regulations and policies and changes to these policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services. The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies adopted by electric utilities. Changes that make solar power less competitive with other power sources could result in a significant reduction in the demand for our products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our products. Any new regulations or policies pertaining to our products may result in significant additional expenses to us, which could cause a significant reduction in demand for our solar power products.

In high demand locations, the use of our products could exhaust their electricity supply on particular days, even with our storage batteries. Our solar products create and store electricity during daylight hours. While this process has generally been effective to meet daily EV charging and energy storage demand, it is possible that heavy charging could cause a power draw exceeding the onboard electricity generation and storage capacity. In such instances, except for our grid-connected products, the EV charger would have to recharge through solar energy replenishment or other direct outside charge before EV charging could resume.

Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on demand for our offerings. Significant developments in alternative technologies, such as advances in other forms of distributed solar power generation, storage solutions, such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production, transmission and distribution, may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue, and we may face warranty, indemnity, and product liability claims arising from defective products. Although our products meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to product liability claims. If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects, or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

If we are unable to keep up with advances in EV technology, we may suffer a decline in our competitive position. The EV industry is characterized by rapid technological change. We do not manufacture the EV service equipment (EVSE) which connects to the EV, rather, we deliver power to other vendors’ EVSE products. As such, we believe that we are less prone to impacts caused by changes in EV technology. Nevertheless, if we are unable to keep up with changes in EV technology or the costs associated with such changes, our competitive position may deteriorate which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our EV products in order to continue to provide EV charging services with the latest technology.

If a third party asserts that we are infringing upon its intellectual property, it could be costly and time-consuming litigation, and our business may be harmed. The EV and EV charging industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets. Although we are not presently aware of any current or threatened third party intellectual property rights claims against the Company, there is a risk that the Company could face third party intellectual rights claims against its products and challenges to the validity or enforceability of its products and trademarks in the future which could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims.

The success of our business depends in large part on our ability to protect and enforce our intellectual property rights. We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. We cannot assure you, however, that we will be successful in obtaining these patents, service marks or trademarks, or that these applications will not be challenged, that others will not attempt to infringe upon our rights, or that these filings will afford us adequate protection or competitive advantages. If we are unable to protect our rights to our intellectual property or if such property infringes on the rights of others, our business could be materially adversely affected.

The success of our business depends on the continuing contributions of Desmond Wheatley and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel. We rely heavily on the services of Desmond Wheatley, our chairman and chief executive officer, as well as other management personnel. Loss of the services of any such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors. Our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. A “key man” life insurance policy was established for Mr. Wheatley in March 2020, which will help to mitigate some of this risk.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our growth strategies. Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

We are exposed to risks associated with a potential financial crisis and weaker global economy, which increase the uncertainty of financing and the risk of non-payment from customers. Potential turmoil in the financial markets, and a potentially weakened global economy would contribute to slowdowns in the renewable energy industry, which may worsen if these economic conditions are prolonged or deteriorate further. The market for the installation of our products depends largely on commercial and government capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to delay, cancel, or refrain from placing orders, which may reduce our sales. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations may be materially and adversely affected.

We are exposed to various possible claims and hazards relating to our business, and our insurance may not fully protect us. Although we maintain modest theft, casualty, liability, cyber and property insurance coverage, along with worker’s compensation and related insurance, we cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. In particular, we may incur liability if one or more of our other products are deemed to have caused a personal injury. Should uninsured losses occur, they would have a material adverse effect on our operating results, financial condition, and business performance.

We may face litigation in the future. As a manufacturer and seller of goods, we are exposed to the risk of litigation for a variety of reasons in addition to reasons relating to intellectual property rights, including product liability lawsuits, employee lawsuits, commercial contract disputes, government enforcement actions, and other legal proceedings. We cannot assure that future litigation in which we may become involved will not have a material adverse effect on our financial condition, operating results, business performance, and business reputation.

We may incur liabilities which we are unable to pay. We have liabilities and may in the future have other liabilities to affiliated or unaffiliated lenders. These liabilities represent fixed costs, which are required to be paid regardless of the level of business or profitability experienced by Envision. We cannot assure that we will not incur more debt in the future, that we will have sufficient funds to repay our indebtedness or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. We cannot ensure that we will be able to pay our liabilities, that we will successfully extend their maturity dates, if necessary, or that we will not experience a default on our indebtedness.

The costs incurred by us to develop and manufacture our products may be higher than anticipated which could hurt our ability to earn a profit. We may incur substantial cost overruns in the development, manufacture, and distribution of products. Unanticipated costs may force us to obtain additional capital or financing from other sources and would hinder our ability to earn a profit. If we incur cost overruns, there is no assurance that we could obtain the financing or capital to cover them. If a greater investment in the business is required because of cost overruns, the probability of earning a profit or a return of the shareholders’ investment in Envision is diminished.

Our failure to meet our financial obligations could subject our business to liens. If we fail to pay for materials and services for our business on a timely basis, our assets could be subject to materialmen’s and workmen’s liens. We may also be subject to bank liens in the event that we default on loans from banks, if any.

The equipment comprising our products currently charge at rates that are comparable to the average charging speed of competitors, but that may change in the future. Our standard EV ARC™ as a stand-alone does not provide a DC Fast Charge, rather, it charges EVs at a Level II pace which is consistent with the majority of installed EV chargers in the U.S. To date, we have found that since most EV trips are relatively short and local, the standard EV ARC™ has satisfied consumer demand. Our EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger can provide a DC Fast Charge, so we believe we can compete in that market. Nevertheless, the demand for faster EV charging may increase in the future, requiring us to adjust our marketing and sales strategies. There is no assurance that our equipment will remain competitive in the market in the future, causing possible customer complaints and claims, and the loss of sales in the future.

Our Company depends on key suppliers and outside contractors. The Company depends on key suppliers and outside contractors, such as our solar panel suppliers who manufacture them in Mexico and the Philippines (these suppliers moved their manufacturing locations to their factories in Mexico and the Philippines from their original factory locations in California and Malaysia), whose failure to perform could hinder our ability to operate profitably and have a material adverse impact on our operating results, financial condition, and business performance. We source important components from a variety of suppliers in the United States, Germany and Mexico. We license certain computer software from third parties, including our proprietary EnvisionTrak™ solar panel tracking system. We do not own that software. While we believe that we can secure substitute suppliers for our components, it could be expensive and time consuming to replace any of them if we had to do so, especially for important computer software.

We have experienced technological changes in our industry. New technologies may prove inappropriate and result in liability to us or may not gain market acceptance by our customers. The industries in which we operate are subject to constant technological change. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. If we adopt products and technologies that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our adoption of such products or technologies may cause us to lose money.

 Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of our products, which may significantly reduce demand for our products. Installation of a small number of our products is subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. In particular, our new EV Standard™ product, designed to provide curbside EV charging through existing or newly installed street lampposts owned by municipalities and utilities, will require close cooperation with, and supervision by, local government agencies. We attempt to keep up-to-date about these requirements on a national, state, and local level, and must design systems to comply with varying standards. Certain cities may have ordinances that increase the cost of installation of our products. In addition, new government regulations or utility policies pertaining to power systems are unpredictable and may result in significant additional expenses or delays in the installation of our grid-connected products and, as a result, could cause a significant reduction in demand, especially for our EV Standard™ product.

Our media branding and advertising strategy may not result in a profitable operation of that segment of our business. We are able to equip our EV ARC™ and Solar Tree® platforms with digital advertising screens with content that can be controlled directly, and in some cases, remotely. We may also sell other forms of media across our product platforms, such as naming rights or sponsorship deals, as well as traditional fixed media. There is no assurance that the revenue model crafted for this capability will be successful or profitable or will not result in operating losses or rejection by government regulators or consumers. Sponsors and advertisers for the service may not materialize or be willing to pay the rates sought by us or our customers.

Our business is impacted by the availability to our customers of rebates, tax credits and other financial incentives, the reduction, elimination or uncertainty of which would reduce the demand for our products. Many states offer substantial incentives to offset the cost of solar power systems, battery storage systems and EV charging infrastructure. These incentives can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). Moreover, the federal government currently offers a 30% tax credit for the installation of solar power systems and associated energy storage systems. Effective in 2009 and currently, the federal tax credit is 30% for commercial and residential installations. There are additional federal grants available that encourage renewable investment. Businesses may also elect to accelerate the depreciation on their systems in the first year of ownership. Uncertainty about the introduction of, reduction in, or elimination of such incentives, or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to some of our customers, resulting in significant reductions in demand for our products from non-governmental customers, which would negatively impact our sales.

Our business strategy may depend on the widespread adoption of solar power and EV charging technology. The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we could be unable to generate enough revenues to achieve and sustain profitability and positive cash flow. The factors influencing the widespread adoption of solar power technology include but are not limited to:

•	cost-effectiveness and efficiency of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of governmental subsidies and incentives.

Compliance with new and existing environmental laws and rules is required. Compliance with new and existing environmental laws and rules could significantly increase construction and start-up costs for our customers, deterring customers from purchasing a small sub-set of our products and services. To install Envision’s Solar Tree® products, our customers may be required to obtain and comply with a number of permitting requirements. As a condition of granting necessary permits, regulators could make demands that increase our customers’ expected costs of construction and operations, in which case they may delay or cancel delivery of certain sub-sets of our products. Environmental issues, such as contamination and compliance with applicable environmental standards could arise at any time during the construction and operation of a customer’s project. If this occurs, it could require a customer to spend additional resources to remedy the issues and may delay or prevent construction or operation of the project. This is why we have focused on the development of autonomous infrastructure products which do not require construction for their deployment.

The success of our sales is dependent upon a continued need for renewable energy. The topic of alternative fuels has retained a significant status in the consciousness of the American people, but interest in developing and utilizing alternative fuels could wane unexpectedly at any time. If such interest were lost or if the demand for alternative fuels were to decrease substantially, the Company could encounter problems generating sufficient revenue to achieve or sustain profitability or meet its working capital requirements.

The success of our product offering may in some instances require the availability of locations provided by municipalities or private owners of real estate. Our ability to sell branding opportunities or licenses could be highly dependent on the availability of real estate to locate our product, or municipal approval for visible branding. We cannot assure that these rights will be available to us in the future or will be available on terms acceptable to us. The lack of availability of these rights could have a material adverse effect on our results of operations and financial condition in our media business unit. We may operate part of our business in which leasing or licensing agreements with venues or municipalities are necessary, so the long-term success of this aspect of our business could depend upon our ability to initiate such agreements and to renew these agreements upon their termination. We cannot assure that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues.

Risks Relating to our Organization and our Common Stock

The Company was formerly a shell company. Because we merged with a non-operating shell company in 2010, our stock that is not registered with the SEC may become subject to certain additional restrictions if we fail in the future to stay current in our reporting requirements with the SEC.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock. The Company currently does not have manufacturing or purchasing systems in place to track inventory and purchasing transactions or a perpetual inventory system. The Company performs manual processes during the year to track and control our inventory and purchases. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. We plan to invest in new systems in 2020 to automate these functions.

Our stock price may be volatile. The public market trading price of our common stock is likely to be highly volatile, may decline, and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock privately or in the public market, by us or by other shareholders;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	adverse regulatory developments;

•	adverse economic and other external factors;

•	additional dilution of ownership because of the issuance of new securities by us, and period-to-period fluctuations in our financial condition or operating results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline. If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, the market price of our common stock could decline because of or in anticipation of the selling pressure. The existence of anticipated sales, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 50,000 square feet of office and warehouse space pursuant to a four-year sublease that extends through August 30, 2020.

ITEM 3.	LEGAL PROCEEDINGS.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2019, and the date of this report, the Company is not involved in any open litigation matters.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “EVSI.”

On March 23, 2020, there were approximately 299 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

Stock Issued for Director Services

2019

During 2019, the Company issued a total of 25,000 shares of common stock to two directors that vested from restricted stock grants dated January 1, 2017, whereby each director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 7,500 of these shares) and 15,000 shares that vest based on performance criteria (which represents 17,500 of these shares). The pro rata shares have a per share fair value of $7.50, or $56,250 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $96,250 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria was defined).

Additionally, during 2019, the Company issued 8,750 shares of common stock to one director that vested from restricted stock grants dated August 21, 2018, whereby the director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 3,750 of these shares) and 15,000 shares that vest based on performance criteria (which represents 5,000 of these shares). The pro rata shares have a per share fair value of $10.00, or $37,500 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $27,500 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria was defined).

On September 17, 2019, the Board of Directors (the “Board”), upon the recommendation of its Compensation Committee, and based on input from a third party, nationally recognized compensation consultant, approved the following compensation for non-employee directors of the Company: (1) a quarterly cash retainer of $2,500 to be paid retroactively as of April 1, 2019; (2) an annual grant of 12,500 shares of restricted stock to be issued under the Company’s 2011 Stock Incentive Plan (the “Plan”) annually on October 1 and which shall vest quarterly in four (4) equal installments; (3) a payment of $1,000 for attendance in person (or $500 for attendance telephonically) for regularly scheduled board meetings; and (4) to the independent lead director, who is currently Robert C. Schweitzer, an additional annual grant of 5,000 shares of restricted stock to be issued under the Plan annually on October 1 and which shall vest quarterly in four (4) equal installments. As a result of the above changes to the non-employee directors’ compensation, all unvested shares of restricted stock held by non-employee directors as of October 1, 2019 were cancelled. As a result of these changes, each director was paid $6,000 for retroactive and current board and meeting fees in the quarter ended September 30, 2019.

On September 17, 2019, the Board, upon the recommendation of its Compensation Committee, granted two directors annual grants of 12,500 shares each, and the lead director was issued an annual grant of 17,500 shares, which vest quarterly in four (4) equal installments. The grant date was determined to be September 17, 2019 as that was when a mutual understanding of the key terms and conditions of the grants was reached. On the grant date, these shares had a per share fair value of $5.50 based on the quoted trading price, or $233,750. On December 31, 2019, 10,625 of these shares vested generating an expense of $63,431 during the three months ended December 31, 2019. The remaining 31,875 shares were held unvested in escrow for these directors at December 31, 2019.

In addition, the Board approved two grants of restricted stock of the Company to Mr. Wheatley under the 2011 Stock Incentive Plan (the “Plan”). The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on October 1, 2019. On the grant date, the shares had a per share fair value of $5.97 and 25,124 shares were granted. On October 1, 2019, 8,374 of these shares vested and on December 31, 2019, 4,188 of these shares vested generating an expense of $75,000 during the three months ended December 31, 2019. The remaining 12,562 shares were held unvested in escrow for Mr. Wheatley at December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

Envision invents, designs, engineers, manufactures and sells solar powered products and proprietary technology solutions serving three markets with annual global spending in the billions of dollars and that are experiencing significant growth:

•	electric vehicle charging infrastructure;

•	outdoor media advertising; and

•	energy security and disaster preparedness.

The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security that are rapidly deployable and attractively designed.

We currently produce two categories of products: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. In 2019, we began deploying our upgraded version of our EV ARC™, the EV ARC™ 2020, which provides all of the features of the original EV ARC™ in addition to elevating the electronics under the solar canopy to make the unit flood-proof up to nine feet. In addition, we have two new categories of products in development. On December 31, 2019, our patent for the EV-Standard™ product was issued, and a fourth category of product, the UAV ARC™ drone charging product, is awaiting patent approval. All four product lines incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator, along with battery storage. The EV ARC™ product is a permanent solution in a transportable format and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed but uses an existing streetlamp’s foundation and grid connection for curbside charging. The UAV ARC™ is a permanent solution in a transportable format and will be used to charge drone (UAV) fleets. Our EV charging solutions for electric vehicles and aerial drones can, or in the case of the products currently under development, are expected to, produce, deliver, and store power without the time and expense of having to be connected to the utility grid.

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

We believe our chief differentiators for our electric vehicle charging infrastructure products are:

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

Historically, we have earned revenue primarily from the sale of EV ARCs™ to large commercial businesses, such as Google, Genentech, and Johnson & Johnson, and government agencies such as the City of New York, the State of California and the U.S. Navy. Our contract with the City of New York was renewed in March 2020 to extend through April 2021 and while our State of California contract expires on June 23, 2020 it has two one-year renewal options through June 23, 2022 at the State of California’s option. On September 10, 2018, the Company received a new $3,300,000 order from the City of New York for 50 EV ARC™ units which were delivered in Q4 2018 and in the first half of 2019. We have yet to launch our outdoor media advertising other than signing an agreement with Outfront Media and developing our revenue model with it. Revenue from this business is expected from potential sponsors and from advertisers willing to pay fees to us or to our media partners to display their brands, messages and advertisements on the surfaces of our products or on outdoor digital or static screens mounted on our EV charging solutions. Our energy security business is connected with the deployment of our EV charging infrastructure products and serves as an additional benefit to the value proposition of our charging products which, along with their integrated emergency power panels, can continue to operate and deliver emergency power during utility grid failures. Our onboard state-of-the-art storage batteries installed on our EV chargers provide another reason for certain customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators, to buy our products.

We currently do not plan to charge separately for the energy storage capability, which is generally standard on all of our products. For an additional fee, we offer extra storage batteries on particular charging stations.

Our current list of products includes:

1.	EV ARC™ Electric Vehicle Autonomous Renewable Charger (patented).

2.	Transformer (patented) EV ARC™ 2020 Stowable Electric Vehicle Autonomous Renewable Charger (EV ARCTM 2020).

3.	EV ARC™ DC Fast Charging Electric Vehicle Autonomous Renewable Charger (EV ARCTM DCFC).

4.	EV ARC™ Media Electric Vehicle Autonomous Renewable Charger with advertising screen and or branding/messaging.

5.	EV ARC™ Autonomous Renewable Motorcycle Charger.

6.	EV ARC™ Autonomous Renewable Bicycle Charger.

7.	ARC Mobility™ Transportation System.

8.	The patented Solar Tree® DCFC product, a single-column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles.

In addition, the EV Standard™ is recently patented and UAV ARC™ is patent-pending and are both under development.

Our current products can be upgraded with the addition of the following:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	Data capture and management (IoT),
3.	SunCharge™ solar powered EV charging,
4.	ARC™ technology energy storage,
5.	E-Power emergency power panels,
6.	LED lighting,
7.	Media and branding screens, and
8.	Security cameras, WiFi, sound, and emergency call boxes.

Critical Accounting Policies

Please refer to Note 1 in the financial statements for further information on the Company’s critical accounting policies which are summarized as follows:

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of share-based payments, and the valuation allowance on deferred tax assets.

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

The Company has a policy of recording sales incentives as a contra revenue.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally exceeds this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2019 and 2018, the Company has no product warranty accrual given the Company’s fluctuating historical financial warranty expense.

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

Changes in Accounting Principles. Other than the adoption of Accounting Standards Update No. 2016-02: “Leases (Topic 842)” on January 1, 2019, there were no significant changes in accounting principles that were adopted during the year ended December 31, 2019.

Results of Operations

Comparison of Results of Operations for Fiscal Years Ended December 31, 2019 and 2018

Revenue. For the year ended December 31, 2019, our revenues were $5,111,545 compared to $6,162,402 for the same period in 2018, a reduction of $1,050,857 or 17%. Revenues for the year ended December 31, 2019 were derived primarily from the sale and delivery of 65 EVARC™ units, compared to 90 units for the year ended December 31, 2018. Revenues from our New York City contract represented $2,240,940 in fiscal year 2019, which was a decrease of $832,516 from fiscal 2018 revenues. Other revenue opportunities did not materialize as quickly as expected due to the timing of budgetary approvals or scheduling of deliveries and were moved to fiscal 2020. Through the end of fiscal 2018 and early fiscal 2019, we had funding constraints due to delays in closing a public offering, which resulted in delays in product development and deliveries and reduced spending on sales and marketing programs, which impacted our ability to develop new customers and markets. However, through the course of 2019, our pipeline of opportunities grew and we are expanding our market opportunities. We hired a Vice President of Sales and Marketing on January 1, 2020, and we are investing in sales and marketing resources and programs to raise awareness of the benefits and value of our products. The receipt of orders will often be uneven due to the timing of customer approvals or budget cycles.

Gross Profit. For the year ended December 31, 2019, we had a gross loss of $153,774 compared to a gross loss of $192,100 for the same period in 2018, a decrease of 20%. The gross loss for the year ended December 31, 2019 improved, despite a 17% decrease in revenues, compared to the year ended December 31, 2018. Gross profit improved on the products we delivered, primarily because our EV ARC™ unit has been in production for several years, and we have made cost improvements and realized labor efficiencies in our production. During fiscal 2019, we designed, developed and shipped two new products – the EV ARC™ 2020 and the EV ARC™ DC Fast Charging unit. During the production of these initial units, we incurred labor variances for start-up inefficiencies and a higher level of scrap than normal, which is expected to improve over time as we gain more experience and improve the production process. We also incurred higher warranty cost in fiscal 2019 due to having more units in the field, and the addition of a field technician to support our customer service levels and improve response times. As our business continues to grow, we expect to see an improvement on our gross profit through better utilization of our manufacturing facility. We have significant room for expansion in our facility. At our current production level, our fixed overhead costs, including rent, indirect labor, utilities and other allocated general overhead costs, are spread across the lower volume of units, resulting in higher overhead applied to each unit. As we increase our volumes, we will be able to realize better absorption of our fixed overhead costs and reduce our cost per unit, improving our gross profit. We are continually looking for ways to improve the product design or production process to reduce our manufacturing costs while maintaining high quality products. As unit sales continue to increase, we will be able to negotiate better volume pricing from our suppliers and benefit from labor efficiency in our production flow. Based on these objectives, management believes that improved gross profits can be realized and maintained. Additionally, during 2018, the Company recorded approximately $72,000 of additional loss contingency related to the purchase order issued from the City of New York.

Operating Expenses. Total operating expenses were $3,117,793 for the year ended December 31, 2019 compared to $2,337,446 for the same period in 2018, a 33% increase. The increase in expense is primarily due to an increase of $248,472 of R&D expenses, including in-house labor and contract engineering, related to the development of the EV ARCTM 2020, the EV ARCTM DC Fast Charging system and the Solar Tree® DC Fast Charging product, $126,500 for severance and recruiting cost related to the Chief Financial Officer position, $99,965 for investor relations and public relations costs, $81,917 for Nasdaq and filing fees due to the registration, $80,000 of consulting fees for a former director for business development, $70,000 for bonus accrual, $55,774 for non-cash compensation expense for the vesting of director restricted shares offset by lower stock option expense and other increases of $17,713.

Provision for Income Taxes. Our tax expense for the year ended December 31, 2019 related to charges for the California Franchise Tax Board based on the minimum tax due and to New York City for Corporation Tax. We did not incur any federal tax liability for the years ended December 31, 2019 or December 31, 2018 because we incurred operating losses for tax purposes in these periods.

Other Income and Expense. Interest expense was $716,337 for the year ended December 31, 2019 compared to $1,089,223 for the same period in 2018, a 34% decrease, due to the repayment of debt during the three months ended June 30, 2019, following the Company’s public offering. Interest income increased by $53,353 due to increased cash deposits. The Company recognized a gain on the sale of a fixed asset in the year ended December 31, 2018, which was not repeated in the year ended December 31, 2019.

Net Loss. We generated net losses of $3,933,922 for the year ended December 31, 2019, compared to a net loss of $3,598,780 for the same period in 2018, a 9% increase. The major components of these losses, and the changes of such between years, are discussed in the above paragraphs.

Liquidity and Capital Resources

At December 31, 2019, we had cash of $3,849,456, compared to cash of $244,024 at December 31, 2018. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans, and in April 2019, through a public offering. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	For the Years Ended December 31,
	2019	2018
Cash provided by (used in):
Net cash used in operating activities	$(4,826,340)	$(712,456)
Net cash used in investing activities	$(109,586)	$(32,282)
Net cash provided by financing activities	$8,541,358	$585,287

Our operating activities resulted in cash used in operations of $4,826,340 for the year ended December 31, 2019, compared to cash used in operations of $712,456 for the year ended December 31, 2018. Net loss of $3,933,922 for the year ended December 31, 2019 was increased by $974,198 of non-cash expense items that included depreciation and amortization of $40,500, common stock issued for services for director compensation of $355,931, non-cash compensation expense related to grant of stock options of $48,915, $526,423 of amortization of debt discount to interest expense associated with the financings of the current debt facilities, and $2,429 for a provision for doubtful accounts. Further, cash used in operations for the period included increases in prepaid expenses and other current assets of $468,313 for increased vendor prepayments, increased inventory by $110,455, decreases in accounts payable of $883,238, decrease in accrued expenses of $276,284 for the payment of interest and a reversal of the accrued loss for New York shipment, and a decrease in deferred revenue of $742,176 from the shipment of units that we had received prepayments for. Cash provided by operations included a reduction of accounts receivable of $523,739, a $48,672 decrease in deposits for our building lease, an increase of $35,417 for convertible note payable issued in lieu of salary – related party for increased deferred salary, and an increase in sales tax payable of $6,022.

The primary driver of the 2018 net cash used in operations included the net loss of $3,598,780 we experienced in the period offset by various net changes in balance sheet items and other non-cash items recorded in such loss. In 2018, we had non-cash charges consisting of $237,500 of stock issued for director services, $111,572 related to the granting of stock options primarily in 2018, $861,782 related to the amortization of debt discount and $62,839 of depreciation and amortization expenses. Notable balance sheet account changes effecting cash used in operations include an increase in accounts receivable of $1,284,756 related to the sale and delivery of EVARC™ units during the month of December; and increase in prepaid expenses of $230,669 related to deposits made to acquire materials; a decrease in inventory of $1,241,040 which was a result from the sale and delivery of approximately 30 EVARC™ units that were built as of December 31, 2017 but not delivered until 2018; a decrease in deposits of $51,047 primarily related to our facility lease; an increase in accounts payable amounting to $881,967 primarily related to materials purchased for product builds; an increase in accrued expenses of $162,246 including increases in accrued interest and accrued vacation; an increase of $50,000 of deferred salary of our chief executive officer; and increase of $758,271 of deferred revenue from progress payments received from our customer of our first EV ARC™ DC Fast Charging Electric Vehicle Autonomous Renewable Chargers.

Cash used in investing activities included $76,746 to fund patent related costs and $32,840 to purchase equipment in the year ended December 31, 2019. The year ended December 31, 2018 used $59,079 on patent related costs, $23,470 to purchase equipment and generated $50,267 through the sale of equipment.

In 2019, cash generated by our financing activities included $13,201,000 in proceeds we received from issuance of common stock pursuant to a public offering, offset by funding of deferred equity offering costs of $1,175,851, net repayments of our line of credit facility of $960,000, repayments of debt of $2,523,620 and fractional share payments of $171. In 2018, a net of $278,000 generated by financing activities is attributable to the sale of common stock in private placements while we borrowed $750,000 on a note payable and made principal payments amounting to $212,685 on other debt instruments. The Company also funded $195,028 of deferred equity offering costs related to our planned future public offering and paid $35,000 of loan offering costs.

Current assets increased to $6,605,556 at December 31, 2019 from $2,921,763 at December 31, 2018, primarily due to a $3,605,432 increase in cash, while current liabilities decreased to $1,462,837 at December 31, 2019 from $5,681,343 at December 31, 2018, primarily due to the payoff of debt and reduction of accounts payable. As a result, our working capital increased to $5,142,719 at December 31, 2019 from a working capital deficit of $2,759,580 at December 31, 2018.

As of December 31, 2018, the Company had $2,862,940 in short term borrowings net of unamortized debt discounts of $520,696 with an additional $286,528 in long term borrowings. All of our borrowings incurred interest rates between 6.0% and 10% per annum. Payments on the Company’s borrowings restricted cash used for operations during 2019. Two of the short-term borrowing arrangements, from the same lender, were secured by substantially all the assets of the Company. All borrowings have been repaid.

While the Company has been attempting to grow market awareness and focusing on the generation of sales, the Company has not generally earned a gross profit on its sales of products during recent years. However, we believe that we will improve our gross profit as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for increasing gross profits on the EV ARC ™ and Solar Tree® products in the future.  The Company may continue to rely on capital from the private or public issuance of its securities, generate cash through the exercise of warrants, or if or when needed, initiate future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

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

Contractual Obligations

Please refer to Note 13 in the financial statements for further information on the Company’s contractual obligations.

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

Concurrent with the offering, the Company effected a one-for-fifty reverse split of its issued and outstanding common stock (the “Reverse Stock Split”) and reduced the number of authorized shares of common stock from 490,000,000 to 9,800,000. No fractional shares were issued as a result of the Reverse Stock Split. Fractional shares were rounded up or down to the nearest whole share, after aggregating all fractional shares held by a stockholder, resulting in the issuance of 187 round-up shares. Any stockholder holding less than 24 shares of Common Stock on a pre-reverse stock basis were paid in cash for such fractional share of Common Stock, which totaled $171.

On May 15, 2019 the Company closed the Underwriters Second Over-Allotment partial exercise option to purchase 200,000 shares of Common Stock at $5.99 per share (the "Second Over-Allotment Exercise") for additional gross proceeds of $1.198 million, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company, pursuant to and in compliance with the terms and conditions of the previously announced April 16, 2019 Underwriting Agreement and Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

At the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weaknesses in internal controls as identified below under “Management’s Report on Internal Control Over Financial Reporting”. Since the type of material weaknesses identified below have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses that therefore affects disclosure controls and procedures.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, we do not yet have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is aware of the shortfalls in internal controls over financial reporting and intends to continue to improve its internal control over financial reporting and procedures. We identified the following material weaknesses which exist as of December 31, 2019:

•	Because of the size of the Company and the Company’s limited administrative staff, controls related to the segregation of certain duties have not yet been developed or instituted by the Company as of December 31, 2019. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will depend on adding additional finance and accounting staff to provide more internal checks and balances and ensure the necessary segregation of duties for purposes of financial reporting.

•	In addition, the Company currently does not have automated manufacturing or purchasing systems in place to track inventory purchases, transactions, bills of material, part numbers, product costing, labor or a perpetual inventory system. The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall to wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. A manufacturing system will also provide better management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory. We plan to implement a manufacturing and purchasing system for the year ending December 31, 2020.

Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of December 31, 2019.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

During the latter part of fiscal 2019, the controls and processes involving the communication, dissemination and disclosure of information have been resolved. The Company hired a new Chief Financial Officer (CFO), and she works closely with the CEO and the management team to ensure that important information, contracts, agreements, commitments and human resource matters are routed through her to ensure they are appropriately reviewed, addressed, executed, communicated to the necessary parties, and also incorporated in our SEC filings, when needed. The senior leadership team has regular meetings to share information and discuss and address important business issues, to ensure that material information is included in our filings. Also, the Board conducts quarterly board meetings, which the CFO attends, to ensure that decisions and commitments are properly reflected in our SEC filings.

In addition, the CFO has hired a new accounting staff member in February 2020 to provide more internal checks and balances and ensuring the necessary segregation of duties within the finance function, as well as to develop and document internal controls and procedures. Management has also begun to search for a new or upgraded Enterprise Resource Planning (ERP) system that will provide better internal controls and procedures over our purchasing and manufacturing processes and better processes to track and maintain our bill of materials and perpetual inventory.

Corrective Action

We have begun to search for a new ERP system which would include manufacturing and purchasing modules. We will also consider interim measures to assist with our processes in the meantime. With the addition of the accounting staff member, we believe that the segregation of duties is much improved. Once we finalize the documentation of procedures, we believe this matter will be resolved and our controls over financial reporting will be much better.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE.

The information required by Item 10 will be incorporated herein by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end or will be included in an amendment to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 will be incorporated herein by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end, or will be included in an amendment to this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be incorporated herein by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end, or will be included in an amendment to this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be incorporated herein by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end, or will be included in an amendment to this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 will be incorporated herein by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end, or will be included in an amendment to this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

2.	Financial Statement Schedules

None

3.	Exhibits The following exhibits are included with this filing:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Underwriting Agreement	8-K	001-38868	1.1	4/18/2019

3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.5	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.					X

4.2	Form of Warrant issued to SFE VCF, LLC	8-K	000-53204	10.5	9/22/2017

4.3	Form of Investor Warrant	S-1	333-226040	4.2	4/11/2019

4.4	Warrant Agency Agreement by and between Envision Solar International, Inc. and Corporate Stock Transfer, Inc.	8-K	001-38868	4.2	4/18/2019

4.5	Form of Representative Warrant	8-K	001-38868	4.1	4/18/2019

4.6	Form of Warrant issued to bridge lender on August 27, 2018	8-K	001-38868	10.3	8/31/2018

4.7	Form of Warrant for Bridge Refinance Convertible Secured Promissory Note	S-1	333-226040	4.6	3/25/2019

10.1*	2011 Stock Incentive Plan of Envision Solar International, Inc., dated as of August 10, 2011	10-Q	001-38868	4.1	8/15/2011

10.2*	Form of Restricted Stock Agreement	10-Q	001-38868	10.3	11/14/2019

10.3*	Form of Stock Option Agreement	10-Q	001-38868	10.4	11/14/2019

10.4	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to John Evey	8-K	000-53204	10.21	2/12/2010

10.5	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey	8-K	000-53204	10.22	2/12/2010

10.6	Loan and Security Agreement by and among Silicon Valley Bank, Envision Solar International, Inc., and Envision Construction, Inc., dated October 30, 2015	8-K	000-53204	10.1	11/5/2015

10.7	Supplement to Master Unconditional Limited Guarantee for the benefit of Silicon Valley Bank by Keshif Ventures, LLC, dated October 30, 2015	8-K	000-53204	10.2	11/5/2015

10.8	Subordination Agreement by and between Keshif Ventures, LLC and Silicon Valley Bank, dated October 30, 2015	8-K	000-53204	10.3	11/5/2015

10.9	Stock Purchase Agreement by and between Envision Solar International, Inc. and Keshif Ventures, LLC, dated October 30, 2015	8-K	000-53204	10.4	11/5/2015

10.10	Loan Guaranty Side Letter by Envision Solar International, Inc. to Keshif Ventures, LLC, dated October 30, 2015	8-K	000-53204	10.5	11/5/2015

10.11	Note Settlement and General Release Agreement, by and between Envision Solar International, Inc. and Robert Noble, dated January 20, 2016	8-K	000-53204	10.1	1/26/2016

10.12*	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016	8-K	000-53204	10.1	10/20/2016

10.13*	Amendment to Employment Agreement for Desmond Wheatley, effective as of January 1, 2016	S-1	333-226040	10.30	9/24/2018

10.14	Revolving Convertible Promissory Note, dated September 18, 2017	8-K	000-53204	10.1	9/22/2017

10.15	Convertible Secured Promissory Note, dated September 18, 2017	8-K	000-53204	10.2	9/22/2017

10.16	Security Agreement -Purchase Order Financing, dated September 18, 2017	8-K	000-53204	10.3	9/22/2017

10.17	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017	8-K	000-53204	10.4	9/22/2017

10.18	Agreement by Envision Solar International, Inc. with the State of California, dated as of June 12, 2015	S-1	333-226040	10.24	9/24/2018

10.19	Agreement by Envision Solar International, Inc. with the City of New York, dated as of April 17, 2017	S-1	333-226040	10.25	9/24/2018

10.20	Promissory Note for bridge loan, dated August 27, 2018	8-K	001-38868	10.1	8/31/2018

10.21	Securities Purchase Agreement for the bridge loan, dated August 27, 2018	8-K	000-53204	10.2	8/31/2018

10.22	Agreement by Envision Solar International, Inc. with the State of California, dated June 22, 2018	S-1	333-226040	10.28	9/24/2018

10.23*	Promissory Note for Deferred Compensation of Desmond Wheatley, dated effective January 15, 2016	S-1	333-226040	10.31	9/24/2018

10.24	Agreement by Envision Solar International, Inc. with the City of Pittsburg, dated November 7, 2017	S-1	333-226040	10.32	9/24/2018

10.25	Amendment to Promissory Note with SFE VCF, LLC, dated December 1, 2018	S-1	333-226040	10.35	3/25/2019

10.26*	Offer letter to Katherine H. McDermott, dated July 12, 2019	8-K	001-38868	10.1	7/23/2019

10.27*	Separation Agreement for Chris Caulson dated as of July 23, 2019	10-Q	001-38868	10.2	8/14/2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

ITEM 16.	FORM 10-K SUMMARY

Not applicable

Envision Solar International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Envision Solar International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Envision Solar International, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the company’s auditors since 2008

Boca Raton, Florida

March 30, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Envision Solar International, Inc.

Balance Sheets

	December 31,
	2019	2018
Assets
Current assets
Cash	$3,849,456	$244,024
Accounts receivable, net of $2,429 reserve for bad debt at December 31, 2019	764,534	1,290,702
Prepaid and other current assets	147,686	256,071
Inventory, net	1,843,880	1,130,966
Total current assets	6,605,556	2,921,763

Property and equipment, net	419,420	133,235

Other assets
Patents, net	205,154	131,625
Deposits	56,869	105,541
Deferred equity offering costs	–	195,028
Total other assets	262,023	432,194

Total assets	$7,286,999	$3,487,192

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$485,019	$1,368,257
Accrued expenses	654,275	614,170
Sales tax payable	6,213	191
Deferred revenue	93,609	835,785
Convertible note payable - related party, net of debt discount of $5,990 at December 31, 2019	214,427	–
Convertible line of credit	–	960,000
Convertible notes payable, net of discount of $446,381 at December 31, 2018	–	1,104,235
Note payable, net of discount of $74,315 at December 31, 2018	–	788,185
Auto loan - current portion	9,294	10,520
Total current liabilities	1,462,837	5,681,343

Long term liabilities
Convertible note payable - related party, net of debt discount of $7,749 at December 31, 2018	–	177,251
Convertible notes payable - long term portion	–	100,000
Long term portion of auto loan	–	9,277
Total long term liabilities	–	286,528

Total liabilities	1,462,837	5,967,871

Commitments and contingencies (Note 13)

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of December 31, 2019 and December 31, 2018, respectively.	–	–
Common stock, $0.001 par value, 9,800,000 shares authorized, 5,208,170 and 2,906,630 shares issued or issuable and outstanding at December 31, 2019 and 2018, respectively.	5,207	2,907
Additional paid-in-capital	51,628,536	39,392,073
Accumulated deficit	(45,809,581)	(41,875,659)

Total stockholders' equity (deficit)	5,824,162	(2,480,679)

Total liabilities and stockholders' equity (deficit)	$7,286,999	$3,487,192

The accompanying notes are an integral part of these Financial Statements

Envision Solar International, Inc.

Statements of Operations

	For the Years Ended December 31,
	2019	2018
Revenues	$5,111,545	$6,162,402

Cost of revenues	5,265,319	6,354,502

Gross loss	(153,774)	(192,100)

Operating expenses (including stock based compensation expense of $404,846 and $349,072 for the years ended December 31, 2019 and 2018, respectively)	3,117,793	2,337,446

Loss from operations	(3,271,567)	(2,529,546)

Other income (expense)
Interest income	57,082	3,729
Gain on sale of fixed asset	–	16,260
Interest expense	(716,337)	(1,089,223)
Total other income (expense)	(659,255)	(1,069,234)

Loss before tax expense	(3,930,822)	(3,598,780)

Income tax expense	3,100	–

Net loss	$(3,933,922)	$(3,598,780)

Net loss per share - basic and diluted	$(0.88)	$(1.24)

Weighted average shares outstanding - basic and diluted	4,466,563	2,891,280

The accompanying notes are an integral part of these Financial Statements

Envision Solar International, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Stock	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	2,836,713	$2,837	$37,924,780	$(38,276,879)	$(349,262)

Stock issued for cash	38,667	39	289,961	–	290,000
Cash offering costs	–	–	(12,000)	–	(12,000)
Stock issued for director services	31,250	31	237,469	–	237,500
Value of warrants and beneficial conversion features related to debt instruments	–	–	840,291	–	840,291
Stock option expense	–	–	111,572	–	111,572
Net loss for 2018	–	–	–	(3,598,780)	(3,598,780)
Balance at December 31, 2018	2,906,630	$2,907	$39,392,073	$(41,875,659)	$(2,480,679)

Stock issued for director services	56,937	56	355,875	–	355,931
Stock issued to escrow account - unvested	44,437	44	(44)	–	–
Stock option expense	–	–	48,915	–	48,915
Shares issued for cash	2,200,000	2,200	13,195,800	–	13,198,000
Warrants issued for cash	–	–	3,000	–	3,000
Cash fees related to stock offering	–	–	(1,370,879)	–	(1,370,879)
Fractional share cash payment	(21)	–	(171)	–	(171)
Fractional shares issued from reverse split	187	–	–	–	–
Value of warrants and beneficial conversion features related to debt instruments	–	–	3,967	–	3,967
Net loss for 2019	–	–	–	(3,933,922)	(3,933,922)
Balance at December 31, 2019	5,208,170	$5,207	$51,628,536	$(45,809,581)	$5,824,162

The accompanying notes are an integral part of these Financial Statements

Envision Solar International, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018

Operating Activities:
Net loss	$(3,933,922)	$(3,598,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,500	62,839
Common stock issued for services	355,931	237,500
Gain on sale of fixed assets	–	(16,260)
Compensation expense related to grant of stock options	48,915	111,572
Amortization of debt discount	526,423	861,782
Provision for doubtful accounts	2,429	–
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	523,739	(1,284,756)
Prepaid expenses and other current assets	(468,313)	(230,669)
Inventory	(110,455)	1,241,040
Deposits	48,672	51,047
Increase (decrease) in:
Accounts payable	(883,238)	881,567
Accrued expenses	(276,284)	162,246
Convertible note payable issued in lieu of salary - related party	35,417	50,000
Sales tax payable	6,022	145
Deferred revenue	(742,176)	758,271
Net cash used in operating activities	(4,826,340)	(712,456)

Investing Activities:
Purchase of equipment	(32,840)	(23,470)
Sale of equipment	–	50,267
Funding of patent costs	(76,746)	(59,079)
Net cash used in investing activities	(109,586)	(32,282)

Financing Activities:
Proceeds from sale of common stock	–	290,000
Payments of offering costs related to sale of common stock	–	(12,000)
Borrowings (repayments) on convertible line of credit, net	(960,000)	(190,000)
Repayments of convertible notes payable, net	(1,650,616)	(12,000)
Borrowings (repayments) of note payable	(862,500)	750,000
Repayments of auto loan	(10,504)	(10,685)
Payments of loan offering costs	–	(35,000)
Payments of equity offering costs	(1,175,851)	(195,028)
Fractional share payments	(171)	–
Proceeds from issuance of common stock and warrants, pursuant to public offering	13,201,000	–
Net cash provided by financing activities	8,541,358	585,287

Net increase (decrease) in cash	3,605,432	(159,451)

Cash at beginning of year	244,024	403,475

Cash at end of year	$3,849,456	$244,024

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$364,095	$163,555
Cash paid for taxes	$3,100	$–
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recording of debt discount	$3,967	$840,291
Transfer of prepaid asset to inventory	$576,698	$30,272
Recording of right of use asset and corresponding liability	$872,897	$–
Depreciation capitalized into inventory	$25,761	$22,234
Reclassification of deferred equity offering costs to APIC	$195,028	$–
Recording of payment premium on note payable	$–	$112,500

The accompanying notes are an integral part of these Financial Statements

ENVISION SOLAR INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

Envision Solar was incorporated in June 2006 as a limited liability company (“LLC”). Through a series of transactions and mergers, including a series of 2010 transactions where the then existing entity was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the company, the resulting entity became Envision Solar International, Inc., a Nevada Corporation (hereinafter the “Company”, "us", "we", "our" or "Envision"). Additionally, the Company had formed various wholly owned subsidiaries to account for its planned future operations, but these entities were dissolved over the subsequent years.

NATURE OF OPERATIONS

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

REVERSE STOCK SPLIT

The Company completed a 1 for 50 reverse split of our common stock in April 2019, and all share and per share data in the accompanying financial statements and footnotes for all periods presented have been retroactively adjusted for this reverse stock split.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory and cost allocations, depreciable lives of property and equipment, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of share-based expense, and the valuation allowance on deferred tax assets.

CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through December 31, 2019. As of December 31, 2019, $3,675,000 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company has a small, but growing customer base, which can result in a concentration of revenues and accounts receivable. The Company continually assesses the financial strength of its customers. For the year ended December 31, 2019, revenues from two customers accounted for 44% and 22% of total revenues, and for the year ended December 31, 2018, revenues from one customer accounted for 50% of total revenues, with no other single customer accounting for more than 10% of revenues. At December 31, 2019, accounts receivable from six customers accounted for 35%, 21%, 12%, 11%, 11% and 10% of total accounts receivable, and at December 31, 2018, accounts receivable from one customer accounted for 82% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Major Suppliers

The Company previously had one source from which it procures its batteries for use in its products, but the Company has identified an additional source of supply that will mitigate any supply risk.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2019 nor December 31, 2018.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At December 31, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

PATENTS

The Company believes it will achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $3,217 and $2,733 in the years ended December 31, 2019 and 2018, respectively.

LEASES

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected to not recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less. Monthly lease payments on our sole operating lease range from $48,672 to $50,619 through the term of the lease. We calculated the present value of the remaining lease payment stream using our effective borrowing rate of 10%. We have recorded a right-of-use asset amounting to $316,389 included in property, plant and equipment and corresponding liability included in accrued expenses amounting to $349,160 related to this lease at December 31, 2019.

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

The Company has a policy of recording sales incentives as a contra revenue.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2019 and 2018, the Company has no product warranty accrual given the Company’s low historical financial warranty expense.

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

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $412,590 and $164,118 for the years ending December 31, 2019 and 2018, respectively. These costs were related to the development of new products including the solar tree, the ARC 2020 and the DC Fast Charging unit. These costs include employee labor for our engineers and outside contracted engineers and materials. The 2018 disclosure herein was revised to include employee labor associated with research and development projects to conform with the current year 2019 disclosure.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred. Such amounts aggregated $126,120 in 2019 and $114,408 in 2018.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2019, tax years 2016 through 2019 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Convertible debt convertible into 35,907 common shares, options to purchase 239,704 common shares and warrants to purchase 2,535,790 common shares were outstanding at December 31, 2019. Convertible debt convertible into 418,288 common shares, options to purchase 296,412 common shares and warrants to purchase 134,359 common shares were outstanding at December 31, 2018. These shares were not included in the computation of diluted loss per share for the years ended December 31, 2019 and 2018 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed. The Company does not include legal costs in its estimates of amounts to accrue.

SEGMENTS

The Company follows ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2019 and 2018, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

The Company has a history of net losses, including the accompanying financial statements for the years ended December 31, 2019 and 2018 where the Company had net losses of $3,933,922 (which includes $404,846 of non-cash stock-based compensation expense) and $3,598,780 (which includes $349,072 of non-cash stock-based compensation expense), and net cash used in operating activities of $4,826,340 and $712,456, respectively. However, in April and May of 2019, the Company closed a public offering that generated gross proceeds of $13,201,000, which was used to pay off the Company’s debt and is estimated to provide working capital to fund business operations. In addition, the company issued warrants to stockholders as part of the public offering, which could potentially generate $15,216,006 of proceeds over the next 4.5 years, depending on the market value of our stock and the warrant holders’ ability to exercise them.

The Company expects to continue to incur losses for a period of time into the future. In addition, there is no guarantee that the warrants will be exercised or that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The Company continues to invest in sales and marketing resources and seek out sales contracts that should provide additional revenues and, in time, generate operating profits.

3.	ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

Accounts Receivable

The Company records accounts receivable as it bills its customers for products and services. The allowance for doubtful accounts is based upon the Company’s policy (See Note 1). The bad debt expense was $2,429 and $0 for the years ended December 31, 2019 and 2018, respectively.

Deferred Revenue

Deferred revenues are deposits from customers for product sales which have not yet been delivered and multi period maintenance contracts (See Note 1 and 16). Deferred revenue was $93,609 and $835,785 at December 31, 2019 and December 31, 2018, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,
	2019	2018
Prepaid insurance	$30,371	$29,524
Vendor prepayments	115,682	226,547
Related party receivable	1,633	–
Total prepaid expenses and other current assets	$147,686	$256,071

5.	INVENTORY

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first in-first out (FIFO) method. As of December 31, 2019 and 2018, inventory consists of the following:

	December 31,
	2019	2018
Finished goods	$716,478	$–
Work in process	303,594	443,701
Raw materials	835,232	698,689
Inventory allowance	(11,424)	(11,424)
Total inventory	$1,843,880	$1,130,966

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2019	2018
Computer equipment and software	$59,390	$32,666
Furniture and fixtures	82,529	82,529
Machinery and equipment	314,491	308,376
Autos	49,238	49,238
Leasehold improvements	6,790	6,790
Right-of-use asset	316,389	–
Total property and equipment	828,827	479,599
Less accumulated depreciation	(409,407)	(346,364)
Property and Equipment, Net	$419,420	$133,235

Depreciation expense for 2019 and 2018 was $37,283 and $60,106, respectively. In 2019 and 2018, respectively, $25,761 and $22,243 of depreciation was capitalized into inventory as manufacturing overhead costs.

On January 1, 2019, the Company adopted ASC 842 which requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. During the year ended December 31, 2018, these leases were categorized as operating leases. Refer to Note 1, “Leases”.

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31,
	2019	2018
Lease liability	$349,160	$–
Accrued vacation	175,231	196,888
Accrued salaries	75,829	–
Accrued interest	48,884	239,838
Accrued rent	–	66,349
Accrued loss contingency	–	71,744
Other accrued expense	5,171	39,351
Total accrued expenses	$654,275	$614,170

8.	CONVERTIBLE LINE OF CREDIT

In April 2019, the Company used proceeds from its public offering to pay off the entire balance of a Convertible Line of Credit, along with all accrued and unpaid interest. As of December 31, 2019, the following summarizes the convertible line of credit:

On September 18, 2017, in addition to a convertible “Lender” note, the Company entered into a revolving secured convertible promissory note (the “Revolver”) with an unaffiliated lender (the “Lender”). Pursuant to the Revolver, the Company has the right to make borrowings from the Lender in amounts of up to 70% of the value of any specific purchase order (each a “PO”) received by the Company from a credit worthy customer (each a “Draw Down”), up to a maximum of $3,000,000, commencing on the date of the Revolver and terminating December 31, 2019. The Revolver bears simple interest at the floating rate per annum equal to the 12-month USD LIBOR index rate quoted from time to time in New York, New York by the Bloomberg Service plus 600 basis points (the “Interest Rate”). The Interest Rate will be adjusted on the first day of each calendar month during the term of this Note to reflect any changes in the 12 month LIBOR rate as quoted on that day, or if that day is not a business day, on the next business day thereafter. The principal and accrued unpaid interest with respect to each Draw Down is due and payable within five (5) business days of receipt from the Customer by the Company of a payment due under the applicable PO (with respect to each Draw Down, the “Maturity Date”). Each Draw Down is secured by a perfected recorded second priority security interest in all of the Company’s assets. The Lender will have the right at any time until the Maturity Date of a Draw Down, provided the Lender gives the Company written notice of the Lender’s election to convert prior to any prepayment of such Draw Down by the Company with respect to converting that portion of such Draw Down covered by the prepayment, to convert all or any portion of the outstanding principal and accrued unpaid interest (the “Conversion Amount”), into such number of the Company’s common stock as is determined by dividing the Conversion Amount by the greater of (i) seven dollars and fifty cents ($7.50) or (ii) 75% of the Volume Weighted Average Price of the Company’s common stock that is quoted on a public securities trading market (if more than one, the one with the then highest trading volume), during the five (5) consecutive trading days immediately prior to the date of the Lender’s written notice of the Lender’s election to convert.

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

The Company received funds for a second Draw Down on October 24, 2017 in the amount of $300,000. As a result of this Draw Down, the Company issued warrants to purchase up to 10,000 shares of common stock at an exercise price equal to $7.50 with a three-year term and having a value of $56,620 using the Black-Scholes valuation methodology. As a result of this transaction and including the relative fair value of the issued warrants, the Company recorded $175,261 of value of beneficial conversion features and warrants, which was recorded as debt discount on the accompanying balance sheet and was amortized to interest expense over the term of the Draw Down. This Draw Down was paid back to the Lender during the three-month period ended March 31, 2018.

The Company received funds for a third Draw Down on February 20, 2018 in the amount of $290,000. As a result of this Draw Down, the Company issued warrants to purchase up to 8,156 shares of common stock at an exercise price equal to $8.89 with a three year term and having a fair value of $61,282 using the Black-Scholes valuation methodology (See Note 12). As a result of this transaction, the Company recorded $212,420 of debt discount consisting of the relative fair value of warrants of $50,591 and a beneficial conversion feature value of $161,829 which was amortized to interest expense over the term of the Draw Down. This drawn down was paid back to the Lender during the three-month period ended June 30, 2018.

During the year ended December 31, 2018, the Company received other funds on Draw Downs totaling $1,513,013 and paid back Draw Downs amounting to $553,013. No warrants were issued on these Draw Downs.

As of December 31, 2018, the convertible line of credit had a principal balance outstanding amounting to $960,000 with accrued interest amounting to $12,909 which is included in accrued expenses.

During the three months ended March 31, 2019 the Company received other funds on Draw Downs totaling $158,442. No warrants were issued on these Draw Downs. At March 31, 2019, the convertible line of credit had a balance amounting to $1,118,442 with accrued interest amounting to $34,705 which was included in accrued expenses.

In April 2019, the Company paid back the full Draw Down balance of $1,118,442, and unpaid interest of $44,599, of which $9,893 was expensed in that quarter.

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

All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $7.50 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates prior to June 30, 2018, there was no beneficial conversion feature to this note through such date. Subsequent to June 30, 2018 through December 31, 2018 and based on the average daily closing price of our common stock, the Company recorded $8,672 of debt discount for the beneficial conversion feature value which is being amortized to interest expense over the term of the note. For the three months ended March 31, 2019 and based on the average daily closing price of our common stock, the Company recorded $3,967 of debt discount for the beneficial conversion feature value which is also being amortized to interest expense over the term of the note. There was no beneficial conversion value and therefore, no debt discount was recorded for the three months ended June 31, September 30 or December 31, 2019. Additionally, on March 29, 2017 the Board of Directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral. The balance of the note as of December 31, 2019 is $214,427, net of debt discount amounting to $5,990, with accrued and unpaid interest amounting to $48,884 which is included in accrued expenses (See Note 7). The balance of the note as of December 31, 2018, was $177,251, net of debt discount amounting to $7,749, with accrued and unpaid interest amounting to $28,220.

On September 17, 2019, the Board of Directors adopted a resolution to pay off the convertible promissory note issued to Mr. Wheatley for his deferred compensation in the near future (subject to a recommendation on timing from Mr. Wheatley), and no additional salary was deferred after September 15, 2019. As a result, this note is presented as a current liability on the accompanying balance sheet at December 31, 2019 and was presented as a non-current liability at December 31, 2018 (See Note 18 and 19).

10.	CONVERTIBLE NOTES PAYABLE

As of December 31, 2019, the following summarizes gross amounts owed under convertible notes payable:

	December 31,
	2019	2018
Evey Note	$–	$50,616
“Lender” Note	$–	$1,500,000
Pegasus Note	$–	$100,000

As of December 31, 2018, the following summarizes amounts owed under convertible notes payable:

	Amount	Unamortized Discount	Convertible Notes Payable, net of discount
Evey Note	$50,616	$15,480	$35,136
“Lender” Note	1,500,000	430,901	1,069,099
Convertible Notes Payable - Current Portion	$1,550,616	$446,381	$1,104,235

Pegasus Note	$100,000	$–	$100,000
Convertible Notes Payable - Long Term Portion	$100,000	$–	$100,000

In April 2019, the Company used proceeds from its public offering to pay off the entire balances of all outstanding convertible notes payable, except for Mr. Wheatley’s convertible note as discussed in Note 9, totaling $1,650,616 in principle, and $192,191 of accrued and unpaid interest. As of December 31, 2019, the following summarizes those convertible notes payable:

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

As of December 31, 2018, the note had a balance of $100,000 with accrued interest of $90,137 included in accrued expenses.

As of March 31, 2019, the note had a balance of $100,000 with accrued and unpaid interest amounting to $92,603.

In April 2019, the Company repaid the $100,000 note, and unpaid interest of $93,096, of which $493 was expensed in that quarter.

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

At December 31, 2018, this note had a balance of $35,136, net of a discount of $15,480 and accrued interest of $73,382 included in accrued expenses.

As of March 31, 2019, this note had a balance, net of $7,740 of discount, amounting to $42,876 with accrued interest amounting to $76,440 which is included in accrued expenses. The note continued to bear interest at a rate of 10%.

In April 2019, the Company repaid the note balance of $50,616, and unpaid interest of $77,066, of which $627 was expensed in that quarter. In addition, the Company paid $80,000 to Mr. Evey in April 2019 for consulting services.

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

At December 31, 2018, this convertible note had a balance of $1,069,099, net of a discount of $430,901 and accrued interest of $9,094 included in accrued expenses.

As of March 31, 2019, the convertible note had a balance, net of discount of $215,450, amounting to $1,284,550 with accrued interest amounting to $16,774.

In April 2019, the Company repaid the note balance of $1,500,000, unpaid interest of $22,029, of which $5,255 of interest was expensed in that quarter.

11.	NOTES PAYABLE

In April 2019, the Company used proceeds from its public offering to pay off the entire balance of this Note Payable, along with all accrued and unpaid interest. As of December 31, 2019, the following summarizes this note payable:

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

As of December 31, 2018, this note had a balance of $788,185, net of a discount of $74,315 with accrued interest of $26,096 included in accrued expenses.

As of March 31, 2019, this note had a balance amounting to $862,500 with accrued interest amounting to $44,589.

In April 2019, the Company repaid the note balance of $862,500, and unpaid interest of $47,466, of which $2,877 was expensed in that quarter. In addition, the Company paid $75,000 for an extension fee, which was recorded as interest expense in that quarter.

12.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of December 31, 2019, the loan has a short-term portion remaining of $9,294 and at December 31, 2018 had a short-term portion of $10,520 and a long-term portion of $9,277.

13.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expires in August 2020 which is the same term of the master lease for which the Company is the subtenant. Monthly lease payments range from $48,672 per month currently increasing to $50,619 per month for the final year of the lease.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method. We calculated the present value of the remaining lease payment stream using our incremental effective borrowing rate of 10%. We initially recorded a right to use asset and corresponding lease liability amounting to $872,897 on January 1, 2019. The right-of-use asset and the corresponding lease liability are being equally amortized on a straight-line basis over the remaining term of the lease. The right-of-use asset has been further reduced by our deferred rent amounting to $32,771 as of December 31, 2019. As of December 31, 2019, we have a right-of-use asset amounting to $316,389 recorded in Property and Equipment (See Note 6), and corresponding liability in Accrued Expenses amounting to $349,160 related to this lease (See Notes 5, 6 and 7).

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

14.	COMMON STOCK

Issuances of the Company’s common stock during the years ended December 31, 2019 and 2018, respectively, are as follows:

2019

Reverse Stock Split

In April 2019, the Company effected a one-for-fifty reverse split of its issued and outstanding common stock (the “Reverse Stock Split”) and reduced the number of authorized shares of common stock from 490,000,000 to 9,800,000. No fractional shares were issued as a result of the Reverse Stock Split. Fractional shares were rounded up or down to the nearest whole share, after aggregating all fractional shares held by a stockholder, resulting in the issuance of 187 round-up shares. Any stockholder holding less than 24 shares of Common Stock on a pre-reverse stock basis were paid in cash for such fractional share of Common Stock, which totaled $171. All share and per share data in the accompanying financial statements and footnotes for all periods presented have been retroactively adjusted for this Reverse Stock Split.

Stock Issued in Cash Sales

In April 2019, the Company closed an underwritten public offering with Maxim Group LLC (“Maxim”), as representative for the several underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters an aggregate of 2,000,000 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock at an exercise price equal to $6.30 per share (the “Warrants”). In addition, the Company granted the Underwriters a 45-day option to purchase up to 300,000 additional shares of Common Stock, or Warrants, or any combination thereof, at the public offering price to cover over-allotments, if any. The Common Stock and the Warrants were offered and sold to the public (the “Offering”) pursuant to the Company’s registration statement on Form S-1 (File Nos. 333-226040), filed by the Company with the Securities and Exchange Commission (the “Commission”) on July 2, 2018, as amended, which became effective on April 15, 2019, and a related registration statement filed pursuant to Rule 462 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offering price to the public was $6.00 per unit and the Underwriters purchased 2,000,000 units. In addition, the Underwriters purchased 300,000 Warrants for $3,000 upon the exercise of the Underwriters’ over-allotment option. The Company received gross proceeds of approximately $12,003,000, before deducting underwriting discounts and commissions and estimated offering expenses. In addition, on May 15, 2019, the Company sold 200,000 shares of common stock in accordance with the terms of the Underwriting Agreement in connection with the partial exercise of the over-allotment option granted to the Underwriters (the “Over-allotment) for $5.99 per share. The Company received gross proceeds of approximately $1,198,000, before deductions from the Over-allotment. Total aggregate proceeds were $13,201,000 and the total expenses of the offering were approximately $1,371,000. In addition, the underwriters were issued 110,000 warrants as a fee based on 5% of total shares sold.

Director Compensation

During 2019, the Company issued a total of 25,000 shares of common stock to two directors that vested from restricted stock grants dated January 1, 2017, whereby each director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 7,500 of these shares) and 15,000 shares that vest based on performance criteria (which represents 17,500 of these shares). The pro rata shares have a per share fair value of $7.50, or $56,250 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $96,250 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria was defined).

Additionally, during 2019, the Company issued 8,750 shares of common stock to one director that vested from restricted stock grants dated August 21, 2018, whereby the director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 3,750 of these shares) and 15,000 shares that vest based on performance criteria (which represents 5,000 of these shares). The pro rata shares have a per share fair value of $10.00, or $37,500 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $27,500 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria was defined).

On September 17, 2019, the Board of Directors (the “Board”), upon the recommendation of its Compensation Committee, and based on input from a third party, nationally recognized compensation consultant, approved the following compensation for non-employee directors of the Company: (1) a quarterly cash retainer of $2,500 to be paid retroactively as of April 1, 2019; (2) an annual grant of 12,500 shares of restricted stock to be issued under the Company’s 2011 Stock Incentive Plan (the “Plan”) annually on October 1 and which shall vest quarterly in four (4) equal installments; (3) a payment of $1,000 for attendance in person (or $500 for attendance telephonically) for regularly scheduled board meetings; and (4) to the independent lead director, who is currently Robert C. Schweitzer, an additional annual grant of 5,000 shares of restricted stock to be issued under the Plan annually on October 1 and which shall vest quarterly in four (4) equal installments. As a result of the above changes to the non-employee directors’ compensation, all unvested shares of restricted stock held by non-employee directors as of October 1, 2019 were cancelled. As a result of these changes, each director was paid $6,000 for retroactive and current board and meeting fees in the quarter ended September 30, 2019.

On September 17, 2019, the Board, upon the recommendation of its Compensation Committee, granted two directors annual grants of 12,500 shares each, and the lead director was issued an annual grant of 17,500 shares, which vest quarterly in four (4) equal installments. The grant date was determined to be September 17, 2019 as that was when a mutual understanding of the key terms and conditions of the grants was reached. On the grant date, these shares had a per share fair value of $5.50 based on the quoted trading price, or $233,750. On December 31, 2019, 10,625 of these shares vested generating an expense of $63,431 during the three months ended December 31, 2019. The remaining 31,875 shares were held unvested in escrow for these directors at December 31, 2019.

In addition, the Board approved two grants of restricted stock of the Company to Mr. Wheatley under the 2011 Stock Incentive Plan (the “Plan”). The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on October 1, 2019. On the grant date, the shares had a per share fair value of $5.97 and 25,124 shares were granted. On October 1, 2019, 8,374 of these shares vested and on December 31, 2019, 4,188 of these shares vested generating an expense of $75,000 during the three months ended December 31, 2019. The remaining 12,562 shares were held unvested in escrow for Mr. Wheatley at December 31, 2019.

As of December 31, 2019, there were unreleased shares of common stock representing $245,319 of unrecognized restricted stock grant expense related to the Restricted Stock Grant Agreements for our Directors.

2018

Stock Issued in Cash Sales

During the year ended December 31, 2018 pursuant to private placements, the Company issued 38,667 shares of common stock for cash with a per share price of $7.50 per share or $290,000 and the Company incurred $12,000 of capital raising fees that were paid in cash and charged to additional paid-in capital. Additionally, 1,000 common stock purchase warrants were issued as offering costs to the placement agents.

Stock Issued for Director Services

During the year ended December 31, 2018, the Company released and issued a total of 12,500 vested shares of common stock (related to previous years grants to each of three directors of 15,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $7.50, or $93,750 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The $93,750 was expensed during the year ended December 31, 2018.

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted a total of 15,000 shares of common stock with a per share value of $7.50 per share (based on the market price at the time of the agreement), or $112,500, to three directors for performance of their duties.  These shares are being issued from a pool of 15,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions. These shares were immediately expensed.

On July 19, 2018, Mr. Jay S. Potter resigned as a director of Envision Solar International, and the Company accepted Mr. Potter’s resignation effective on the same date. In recognition of Mr. Potter’s long and valuable service to the Company, the Board of Directors authorized the immediate vesting and issuance to Mr. Potter of the balance of the nonperformance restricted stock award scheduled to be issued to him through December 31, 2018. As such, the Company released and issued a total of 2,500 vested shares of common stock with a per share fair value of $7.50, or $18,750 (based on the market price at the time of the agreement), which was expensed on July 19, 2018.

On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of the Company effective August 22, 2018. Mr. Schweitzer is an independent director who has also accepted an appointment to serve as the chairman of the Company’s audit committee. In consideration for Mr. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 30,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement, including but not limited to the following vesting schedule: 1,250 shares per quarter, prorata, over a 36 month period commencing on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 1,250 shares on December 31, 2018 and the last release will be of 1,250 shares on September 30, 2021; and 15,000 shares based on the achievement by the Company of certain performance goals in accordance with the Agreement. During the year ended December 31, 2018, the Company released and issued a total of 1,250 vested shares of common stock to Mr. Schweitzer with a per share fair value of $10.00, or $12,500 (based on the market price at the time of the agreement), for his service as defined in his respective Restricted Stock Grant Agreement. The $12,500 was expensed during the year ended December 31, 2018.

As of December 31, 2018, there were unreleased shares of common stock representing $512,500 of unrecognized restricted stock grant expense related to the Restricted Stock Grant Agreements for our Directors.

Nonvested Shares

A summary of activity of the nonvested shares as of December 31, 2018 and 2019 is as follows:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2018	58,750	$8.72
Granted	67,624	$5.67
Vested	(56,937)	$6.16
Forfeited	(25,000)	$7.50
Nonvested at December 31, 2019	44,437	$5.63

15.	STOCK OPTIONS AND WARRANTS

On August 10, 2011, the Company’s Board of Directors approved and caused the Company to adopt the Envision Solar International, Inc. 2011 Stock Incentive Plan (the “Plan”), which authorizes the issuance of up to 630,000 shares of the Company’s common stock pursuant to the exercise of stock options or other awards granted under the Plan.

In 2008, the Board approved the 2008 equity Incentive Plan, which authorizes 122,171 shares under the plan. Exercise rights may not expire more than three months after the date of termination of the employee but may expire in less time as stipulated in the individual grant notice. For disability or death, the optionee or estate will generally have up to twelve months to exercise their options. For certain options the Company may have rights of first refusal for a stipulated period of time, under a separate stock restriction agreement, whereby if the holder exercise the options and then desires to sell the underlying shares, the Company has the right to repurchase such shares at a price to which the holder has agreed to sell them to a third party.

Stock Options

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. The Company’s stock option compensation expense was $48,915 and $111,572 for the years ended December 31, 2019 and 2018, respectively, and there was $188,564 of total unrecognized compensation costs related to outstanding stock options at December 31, 2019.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

During the year ended December 31, 2019, the Company granted 58,204 stock options under the plans with a total valuation of $58,204 and a 10-year term.

During the year ended December 31, 2018, the Company granted 14,150 stock options under the plans with a total valuation of $94,204 and a 10-year term.

We used the following assumptions for options granted in fiscal 2019 and 2018:

	2019	2018
Expected volatility	78.47%-82.26%	82.40%
Expected term	5-7 Years	5 Years
Risk-free interest rate	1.73%-1.92%	2.59%
Weighted average FV	$4.02	$6.66

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The Company has never issued a dividend nor does management currently expect to in the near future. Expected volatility was based on historical data for the trading of our stock on the open market. The expected lives for such grants were based on the simplified method for employees and directors.

All options qualify as equity pursuant to ASC 815-40-25, “Contracts in Entity’s Own Equity.”

Option activity for the years ended December 31, 2019 and 2018 under the 2008 and 2011 Plans are as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	304,327	$11.50
Granted	14,150	10.00
Exercised	–	–
Forfeited	(20,300)	9.50
Expired	(1,771)	31.50
Outstanding at December 31, 2018	296,406	$11.50
Granted	58,204	5.52
Exercised	–	–
Forfeited	(84,350)	11.71
Expired	(30,556)	16.37
Outstanding at December 31, 2019	239,704	$9.25
Exercisable at December 31, 2019	195,715	$10.02

The following table summarizes information about employee stock options outstanding at December 31, 2019:

Options exercisable have a weighted average remaining contractual life of 4.74 years as of December 31, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2019	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.09 - $8.00	148,404	7.93 Years	$6.73	$5,187	104,415	$7.13	$5,187
$10.00 - $13.50	91,300	1.89 Years	13.33	–	91,300	13.33	–
	239,704	5.63 Years	$9.25	$5,187	195,715	$10.02	$5,187

Options exercisable have a weighted average remaining contractual life of 4.73 years as of December 31, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2018	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2018	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.50 - $16.50	296,412	4.75 Years	$11.50	$–	293,495	$11.50	$–
	296,412	4.75 Years	$11.50	$–	293,495	$11.50	$–

Warrants

2019

As part of the Company’s public offering (see above), the Company issued 2,300,000 warrants in April 2019 to the Underwriters. These warrants are exercisable for five years at an exercise price of $6.30 per share. In April 2019, pursuant to the Underwriting Agreement, the Company issued as a fee to the Underwriters warrants to purchase up to a total of 110,001 shares of common stock (5% of the shares of common stock sold). The warrants are exercisable at $6.60 per share and have a term of five years. There was no financial statement accounting effect for the issuance of these warrants.

2018

For the year ended December 31, 2018, as a part of the Company’s private placement, the Company issued 5,467 warrants to the placement agents. These warrants, valued at $26,206, are exercisable for 5 years at an exercise price of $7.50 per share. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 79.39%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 5 years. There was no financial statement accounting effect for the issuance of these warrants as their fair value has been charged to Additional Paid-in-Capital as an offering cost and was offset by a credit to Additional Paid-in-Capital for their fair value when recording the issuance of these warrants.

During the year ended December 31, 2018 as a result of Draw Downs on our Convertible Line of Credit with Lender, the Company issued 8,156 common stock purchase warrants with a total value of $61,282 and each with a $8.89 exercise price and 3-year term. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 82.55%, expected dividends of 0.0%, a discount rate of 1.50%, and expected term of 3 years. As a result of this transaction, the Company recorded $50,591 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the drawdown.

In connection to the issuance of a Note Payable on August 27, 2018, the Company issued 18,000 common stock purchase warrants with a total value of $115,521 and each with a $12.50 exercise price and a 5-year term. The Company estimated the fair value of the warrants utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these warrants include volatility of 82.68%, expected dividends of 0.0%, a discount rate of 2.35%, and expected term of 5 years. As a result of this transaction, the Company recorded $100,102 of debt discount consisting of the relative fair value of the warrants which is being amortized to interest expense over the term of the note.

Warrant activity for the years ended December 31, 2018 and 2019 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	115,638	$8.50
Granted	31,622	10.50
Exercised	–	–
Forfeited	–	–
Expired	(12,901)	12.50
Outstanding at December 31, 2018	134,359	$8.57
Granted	2,410,001	6.31
Exercised	–	–
Forfeited	–	–
Expired	(8,570)	12.50
Outstanding at December 31, 2019	2,535,790	$6.41
Exercisable at December 31, 2019	2,535,790	$6.41

Exercisable warrants have a weighted average remaining contractual life of 4.15 years as of December 31, 2019. As the Company’s stock price was lower than the exercise price of the warrants at December 31, 2019, there is no intrinsic value of the warrants.

16.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the year ended December 31,
	2019	2018
Product Sales	$5,091,571	$6,144,251
Maintenance Fees	13,055	7,576
Professional Services	6,919	10,575
Total Revenues	$5,111,545	$6,162,402

At December 31, 2019 and 2018, deferred revenue amounted to $93,609 and $835,785, respectively. $765,609 of 2018 deferred amounts were recorded to revenue in 2019. These amounts represented customer deposits in the amount of $35,520 and $791,913 for December 31, 2019 and 2018, respectively and prepaid multi-year maintenance plans for previously sold products which account for $58,089 and $43,872 for December 31, 2019 and 2018, respectively and pertain to services to be provided through 2024.

17.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2019 and 2018 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

The blended Federal and State tax rate of 27.98% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	Year ended December 31,
	2019	2018
Computed “expected” tax expense (benefit)	$(826,124)	$(755,744)
State taxes, net of federal benefit	(271,629)	(251,217)
Non-deductible stock options	2,700,494	–
Non-deductible items	998	(74,120)
True-up to tax return	5,073	–
Change in deferred tax asset valuation allowance	(1,605,712)	1,081,081
Income tax expense	$3,100	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2019	2018
Deferred tax assets:
Charitable contributions	$–	$2,900
Reserve for bad debt	680	17,805
Stock options	760,763	3,448,014
Deferred Revenue	24,077	233,883
Depreciation	–	22,937
Other	59,947	19,661
Net operating loss carryforward	8,996,569	7,755,622
Total gross deferred tax assets	9,842,036	11,500,822
Less: Deferred tax asset valuation allowance	(9,827,176)	(11,432,888)
Total net deferred tax assets	14,860	67,934

Deferred tax liabilities:
Accrued salaries	–	(67,934)
Depreciation	(14,860)	–
Total deferred tax liabilities	(14,860)	(67,934)
Total net deferred taxes	$–	$–

As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. The valuation allowance at December 31, 2019 was $9,827,176. The increase in the valuation allowance during 2019 was $1,605,712.

At December 31, 2019, the Company has a net operating loss carry forward of $32,153,569, of which $24,862,803 is available to offset future net income through 2037. The NOL expires during the years 2019 to 2037 and $7,290,766 may be carried forward indefinitely. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

18.	RELATED PARTY TRANSACTIONS

Director Compensation

During the year ended December 31, 2018, the Company released and issued a total of 12,500 vested shares of common stock (related to previous years grants to each of three directors of 15,000 shares which vest on a pro rata basis over a three year period), with a per share fair value of $7.50, or $93,750 (based on the market price at the time of the agreement), to three directors for their service as defined in their respective Restricted Stock Grant Agreements. The $93,750 was expensed during the year ended December 31, 2018.

Effective March 27, 2018, based on authorization initially approved by the Board of Directors on December 19, 2017, and confirmed by resolutions adopted by the Board on March 27, 2018, the Company granted a total of 15,000 shares of common stock with a per share value of $7.50 per share (based on the market price at the time of the agreement), or $112,500, to three directors for performance of their duties.  These shares are being issued from a pool of 15,000 shares of common stock for each director of previously authorized restricted stock grant awards for performance that are awarded if specific performance criteria are achieved or the Board authorizes their award and vesting by specific resolutions. These shares were immediately expensed.

On July 19, 2018, Mr. Jay S. Potter resigned as a director of Envision Solar International, and the Company accepted Mr. Potter’s resignation effective on the same date. In recognition of Mr. Potter’s long and valuable service to the Company, the Board of Directors authorized the immediate vesting and issuance to Mr. Potter of the balance of the nonperformance restricted stock award scheduled to be issued to him through December 31, 2018. As such, the Company released and issued a total of 2,500 vested shares of common stock with a per share fair value of $7.50, or $18,750 (based on the market price at the time of the agreement), which was expensed on July 19, 2018.

On August 22, 2018, Mr. Robert C. Schweitzer accepted an appointment as a new director of the Company effective August 22, 2018. Mr. Schweitzer is an independent director who has also accepted an appointment to serve as the chairman of the Company’s audit committee. In consideration for Mr. Schweitzer’s acceptance to serve as a director of the Company, the Company agreed to grant 30,000 restricted shares of its common stock to him, subject to the terms and conditions set forth in the Restricted Stock Grant Agreement, including but not limited to the following vesting schedule: 1,250 shares per quarter, prorata, over a 36 month period commencing on September 30, 2018, issuable quarterly on the last day of each calendar quarter; provided, that the first release will be of 1,250 shares on December 31, 2018 and the last release will be of 1,250 shares on September 30, 2021; and 15,000 shares based on the achievement by the Company of certain performance goals in accordance with the Agreement. During the year ended December 31, 2018, the Company released and issued a total of 1,250 vested shares of common stock to Mr. Schweitzer with a per share fair value of $10.00, or $12,500 (based on the market price at the time of the agreement), for his service as defined in his respective Restricted Stock Grant Agreement. The $12,500 was expensed during the year ended December 31, 2018.

During 2019, the Company issued a total of 25,000 shares of common stock to two directors that vested from restricted stock grants dated January 1, 2017, whereby each director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 7,500 of these shares) and 15,000 shares that vest based on performance criteria (which represents 17,500 of these shares). The pro rata shares have a per share fair value of $7.50, or $56,250 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $96,250 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria was defined).

Additionally, during 2019, the Company issued 8,750 shares of common stock to one director that vested from restricted stock grants dated August 21, 2018, whereby the director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 3,750 of these shares) and 15,000 shares that vest based on performance criteria (which represents 5,000 of these shares). The pro rata shares have a per share fair value of $10.00, or $37,500 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $27,500 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria was defined).

On September 17, 2019, the Board of Directors (the “Board”), upon the recommendation of its Compensation Committee, and based on input from a third party, nationally recognized compensation consultant, approved the following compensation for non-employee directors of the Company: (1) a quarterly cash retainer of $2,500 to be paid retroactively as of April 1, 2019; (2) an annual grant of 12,500 shares of restricted stock to be issued under the Company’s 2011 Stock Incentive Plan (the “Plan”) annually on October 1 and which shall vest quarterly in four (4) equal installments; (3) a payment of $1,000 for attendance in person (or $500 for attendance telephonically) for regularly scheduled board meetings; and (4) to the independent lead director, who is currently Robert C. Schweitzer, an additional annual grant of 5,000 shares of restricted stock to be issued under the Plan annually on October 1 and which shall vest quarterly in four (4) equal installments. As a result of the above changes to the non-employee directors’ compensation, all unvested shares of restricted stock held by non-employee directors as of October 1, 2019 were cancelled. As a result of these changes, each director was paid $6,000 for retroactive and current board and meeting fees in the quarter ended September 30, 2019.

On September 17, 2019, the Board, upon the recommendation of its Compensation Committee, granted two directors annual grants of 12,500 shares each, and the lead director was issued an annual grant of 17,500 shares, which vest quarterly in four (4) equal installments. The grant date was determined to be September 17, 2019 as that was when a mutual understanding of the key terms and conditions of the grants was reached. On the grant date, these shares had a per share fair value of $5.50 based on the quoted trading price, or $233,750. On December 31, 2019, 10,625 of these shares vested generating an expense of $63,431 during the three months ended December 31, 2019. The remaining 31,875 shares were held unvested in escrow for these directors at December 31, 2019.

In addition, the Board approved two grants of restricted stock of the Company to Mr. Wheatley under the 2011 Stock Incentive Plan (the “Plan”). The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on October 1, 2019. On the grant date, the shares had a per share fair value of $5.97 and 25,124 shares were granted. On October 1, 2019, 8,374 of these shares vested and on December 31, 2019, 4,188 of these shares vested generating an expense of $75,000 during the three months ended December 31, 2019. The remaining 12,562 shares were held unvested in escrow for Mr. Wheatley at December 31, 2019 (See Note 14).

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

All deferred amounts are evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $7.50 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates prior to June 30, 2018, there was no beneficial conversion feature to this note through such date. Subsequent to June 30, 2018 through December 31, 2018 and based on the average daily closing price of our common stock, the Company recorded $8,672 of debt discount for the beneficial conversion feature value which is being amortized to interest expense over the term of the note. For the three months ended March 31, 2019 and based on the average daily closing price of our common stock, the Company recorded $3,967 of debt discount for the beneficial conversion feature value which is also being amortized to interest expense over the term of the note. There was no beneficial conversion value and therefore, no debt discount was recorded for the three months ended June 30, September 30 or December 31, 2019. The balance of the note as of December 31, 2019 is $214,427, net of debt discount amounting to $5,990, with accrued and unpaid interest amounting to $48,884 which is included in accrued expenses (See Note 7).

On September 17, 2019, the Board of Directors adopted a resolution to pay off the convertible promissory note issued to Mr. Wheatley for his deferred compensation in the near future (subject to a recommendation on timing from Mr. Wheatley), and no additional salary was deferred after September 15, 2019. As a result, this note is presented as a short-term liability on the accompanying balance sheet at December 31, 2019 and a long-term liability at December 31, 2018.

19.	SUBSEQUENT EVENTS

In February 2020, the Company paid Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Board the full balance owed to him for salary and bonus which was deferred in the form of a convertible note beginning on January 1, 2016, pursuant to his employment agreement. The amount of the payment included principal of $220,417 and interest of $52,326 (See Note 18). Interest expense of $3,442 was recorded for the note and $5,990 of debt discount was expensed to interest expense in the quarter ended March 31, 2020.

During February and March 2020, 43,993 warrants were exercised including 17,315 by the underwriters from our public offering in 2019 at $6.60 per share and 26,678 public warrants at $6.30 per share. This increased our shares outstanding to 5,252,163 on March 23, 2020 as shown on the front page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: March 30, 2020	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman
(Principal Executive Officer)

	By:	/s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert C Schweitzer	Dated: March 30, 2020
Robert C. Schweitzer, Director

By:	/s/ Peter Davidson	Dated: March 30, 2020
Peter Davidson, Director

By:	/s/ Anthony Posawatz	Dated: March 30, 2020
Anthony Posawatz, Director

S-1