Form 10-K/A
period 2019-12-31
Envision Solar International, Inc.
filed 2020-05-05
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of April 24, 2020 was 5,252,163.

EXPLANATORY NOTE: Envision Solar International, Inc. (the “Company”) files this Amendment No. 1 (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K, as filed by the Company on March 30, 2020 (the “Original Filing”), solely to amend and restate Part III, Item 10 through Item 14, and to update Item 15.  Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2020 Annual Meeting of Stockholders.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.  No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the 2019 Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the 2019 Annual Report on Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this report is limited in scope to the items identified above and should be read in conjunction with the 2019 Annual Report on Form 10-K.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers, directors, and director nominees (ages as of April 29, 2020):

Name	Age	Position
Desmond Wheatley	54	President, Chief Executive Officer, and Chairman of the Board of Directors
Katherine McDermott	60	Chief Financial Officer
Anthony Posawatz(1)	60	Director
Peter Davidson(1)	60	Director
Robert C. Schweitzer(1)(2)	73	Director

_________________

(1) Member of the Audit, Compensation and Nominating & Governance Committees

(2) Lead Independent Director

Biographies of Directors and Officers

Desmond Wheatley has served as our president, chief operating officer, and secretary since September 2010, was named chief executive officer and a director in August 2011 and became the chairman of our board of directors in December 2016. He is an inventor of the EV ARC™, EnvisionTrak™, UAV ARC™ and EV Standard™, Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Envision, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and chief executive officer of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company, from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego based Kratos Defense and Security Solutions, formally known as Wireless Facilities with the last five years as president of ENS, then the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the United States. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500 million in debt and equity. Mr. Wheatley sits on the boards of Admonsters, located in San Francisco California, and the Human Capital Group, located in Los Angeles, California, and was formerly a board member at DNI in Dallas, Texas.

Katherine McDermott has served as our chief financial officer effective as of July 23, 2019. From August 2017 until February 2019, Ms. McDermott served as chief financial officer of Steico Industries, Inc., a subsidiary of Senior plc (LON: SNR). Prior to that, Ms. McDermott served as chief financial officer for LRAD Corporation (NASDAQ: LRAD), from 2009 until July 2017. Ms. McDermott has also served as the chief financial officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a Bachelor’s degree in Business Administration from St. Bonaventure University and a Masters of Business Administration from the William E. Simon School of Business Administration at the University of Rochester.

Anthony Posawatz has served as a director of the Company since February 2016. He currently serves on our Audit, Compensation and Nominating Committees. Mr. Posawatz has been an automotive industry professional for over 30 years. Since September 2013, Mr. Posawatz has served as the president and chief executive officer of Invictus iCAR, LLC, an automotive innovation consulting and advisory firm focused on assisting energy and auto clean technology companies. He served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 25 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production (beginning in 2006 as a founding member and the first employee #1). In 2010, General Motors filed a voluntary petition for Chapter 11 bankruptcy protection in federal court. He currently serves as a member of several boards of directors, including INRIX, Nexeon, SAFE – Electrification Coalition, Momentum Dynamics, and Electrification Coalition. Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in Mechanical Engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

Peter Davidson has served as a director of the Company since September 2016. He currently serves on our Audit, Compensation and Nominating Committees. Since 2019, Mr. Davidson has been the CEO and a director of Aligned Climate Capital LLC, an investment advisory firm focused exclusively on investments in clean energy, efficient transportation, green real estate and sustainable natural resources. From 2016 to 2019, he was the CEO for Aligned Intermediary, an investment advisory group created to help long-term investors increase the flow of capital into capital infrastructure projects and clean energy companies. He has been an adjunct professor at Columbia University’s School of International and Political Affairs since 2014 and a non-resident fellow at Columbia University’s Center on Global Energy Policy since 2015. In May 2013, Mr. Davidson was appointed by President Obama to serve as the executive director of the Loan Program Office (“LPO”) at the United States Department of Energy, a position he held until June 2015. At the LPO, Mr. Davidson oversaw the program’s more than $30 billion portfolio of loans and loan guarantees, making it the largest project finance organization in the United States government. Mr. Davidson was responsible for ensuring that the LPO carried out its mission to accelerate the deployment of innovative clean energy projects and domestic advanced vehicle manufacturing. Prior to leading the LPO, Mr. Davidson was the senior advisor for energy and economic development at the Port Authority of New York and New Jersey (from 2012 to 2013) and was the executive director of New York State’s economic development agency, the Empire State Development Corporation (from 2009 to 2011). From 1989 to 2014, Mr. Davidson was an entrepreneur who founded and managed several separate companies in television and radio broadcasting, outdoor advertising, and traditional and digital marketing services, with a focus on the Hispanic market. From 1986 to 1989, he was an executive in the investment banking division of Morgan Stanley & Co. Since 2001, Mr. Davidson has also been the chairman of the JM Kaplan Fund, a New York City based philanthropic organization. Under his leadership, grant making has focused on reducing New York City’s carbon footprint, supporting immigrant integration in the U.S. and archeological conservation world-wide. Mr. Davidson is currently a director of First Eagle Investment Management. Mr. Davidson received his Master of Business Administration degree from Harvard University in 1986 and his Bachelor of Arts degree from Stanford University in 1981.

Robert C. Schweitzer has served as a director of the Company since August 2018. He has been a banking industry professional for over 40 years. Since 2012, Mr. Schweitzer founded and currently serves as the chief executive officer of RCS Mediation & Consulting Services. In this capacity, he serves as a certified circuit civil mediator for the Florida Supreme Court as well as a certified FINRA arbitrator, a certified Appellate Court mediator, and a mediator for the Office of Financial Regulation for Florida. He is also on the roster of the American Arbitration Association. He currently serves as a member of the board of directors of 1-800-PetMeds (NASDAQ: PETS)(chairman, member compensation, audit, nominating, and investment committees). He formerly served as a member of the board of directors of Blink Charging Inc. (NASDAQ:BLNK)(Lead Independent Director, chair audit and compensation committees, member nominating and governance committee), OmniComm Systems Inc. (OTCQX:OMCM)(Lead Independent Director, audit committee chair and member compensation, nominating and governance committees), Altisource Asset Management Company (NYSE:AAMC)(Lead Independent Director, member audit and compensation committees), Anthem Bank & Trust (chairman, compensation committee chair, and member audit, investment, executive, and loan committees), Equinox Bank, RiceBran Technologies (NASDAQ:RIBT)(chairman, compensation committee chair, member audit, nominating, and executive committees), and Shay Investment Services (member management committee). From 2007 to 2010, he was the president and chief operating officer of Shay Investment Services Inc., a full-service registered broker-dealer with 11 national offices and trading desks. From 2004 to 2006, he served initially as a consultant to and then as the president/chief executive officer of Equinox Bank FSB, and then regional President of Northwest Savings Bank. From 1999 to 2003, Mr. Schweitzer was the regional president of Union Planters Bank, now Regions Bank. From 1993 to 1999, he was the executive vice president and director of the corporate banking group of Bank of America/NationsBank/Barnet Bank, Inc. From 1991 to 1993, he was the director of real estate, construction, and environmental consulting of Coopers & Lybrand. Mr. Schweitzer was the vice president and manager of Mid-Continent’s real estate division (1987 to 1991) and the vice president and manager of domestic credit process review (1985 to 1987) of The First National Bank of Chicago. From 1975 to 1985, he was the senior vice president and manager of Central North American banking group of Wachovia Corporation.  Mr. Schweitzer spent 30 years active and reserve in the U.S. Navy nuclear submarine force and retired with the rank of Captain. He received his Bachelor of Science degree from the U.S. Naval Academy and his Master of Business degree from the University of North Carolina Chapel Hill.

Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. We believe that our Board is composed of a group of leaders in their respective fields. Many of the current directors have executive experience at public companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing boards and other companies. Further, our directors also have other experience that makes them valuable members and provides insight into issues relevant to the Company, such as prior experience with financing transactions, acquisitions and licensing and commercial transactions.

The following highlights the specific experience, qualification, attributes and skills of our individual Board members, or nominees for the Board, that have led our Nominating and Governance Committee and the Board to conclude that these individuals should serve on our Board:

Mr. Wheatley’s qualifications are: leadership experience-Mr. Wheatley has been our chief executive officer since August 2011 and president since September 2010; industry experience-Mr. Wheatley has held numerous executive positions in international organizations including five years as president of a publicly traded technology and energy management company. Mr. Wheatley was the founding member of an international consulting company with expertise in the renewable and energy sectors. He has held various executive level positions in multiple infrastructure deployment companies and has been involved in energy management and renewables since 2002; finance experience-Mr. Wheatley was founding partner in multiple companies with direct responsibilities for their financial success and stability. He has participated in $500 million of capital raises and held full profit and loss responsibility for a public company with approximately $70 million of annual revenue; and education experience -Mr. Wheatley was educated in his native Scotland.

Mr. Posawatz’s qualifications are: leadership experience-Mr. Posawatz has held various executive level positions including chief executive officer of several companies and is a board member for multiple organizations; industry experience-Mr. Posawatz has led the development of several electric vehicle products and sits on the board of multiple industry organizations; finance experience-Mr. Posawatz had profit and loss responsibilities in several organizations; and education experience-Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in mechanical engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

Mr. Davidson’s qualifications are: leadership experience-Mr. Davidson has held various executive level positions at multiple companies. Further, he has served as executive director of the Loan Program Office of the United States Department of Energy, the executive director of the Empire State Development Corporation, and is the chairman of the JM Kaplan Fund; industry experience-Mr. Davidson is a non-resident fellow at Columbia University’s Center on Global Energy Policy and the chairman of the JM Kaplan Fund, a New York City based philanthropic organization where grant making is focused on reducing New York City’s carbon footprint, supporting immigrant integration in the United States, and archeological conservation world-wide; finance experience-Mr. Davidson has had profit and loss responsibilities in several organizations. Further, while working as the executive director of the Loan Program Office of the United States Department of Energy, he oversaw the program’s more than $30 billion portfolio of loans and loan guarantees, making it the largest project finance organization in the United States government; and education experience-Mr. Davidson received his Bachelor of Arts degree from Stanford University and a Master of Business Administration degree from Harvard University.

Mr. Schweitzer’s qualifications are: leadership experience-Mr. Schweitzer has held various executive level positions at multiple companies. Further, he currently serves as the chief executive officer of RCS Mediation & Consulting Services; industry experience-Mr. Schweitzer previously sat on the board of directors of Blink Charging Inc.; finance experience-Mr. Schweitzer has held various executive level positions at multiple banks and financial services companies, including Shay Investment Services Inc., a full service registered broker-dealer with 11 national offices and trading desks, Equinox Bank FSB, Union Planters Bank, and has served as a member or chairman of several audit committees, including 1-800-PetMeds, Blink Charging Inc., OmniComm Systems Inc., Altisource Asset Management Company, Anthem Bank & Trust, and RiceBran Technologies; and education experience-Mr. Schweitzer received his Bachelor of Science degree from the United States Naval Academy and a Master of Business Administration degree from University of North Carolina, Chapel Hill.

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

Board Committees

Our Board of Directors currently has an audit committee, a compensation committee, and a nominating and governance committee. The composition and responsibilities of each of the committees of our Board of Directors are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.

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

Compensation Committee. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers. Anthony Posawatz is the Chairman of the Compensation Committee, and Peter Davidson and Robert Schweitzer are the other directors who are members of the Compensation Committee. Each of the three members are independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. The charter of the Compensation Committee is available on our website at www.envisionsolar.com.

Nominating and Governance Committee. The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof. Peter Davidson is the Chairman of the Nominating and Governance Committee and Anthony Posawatz and Robert Schweitzer are the other directors who are members of the Committee. Each of the three members are independent under NASDAQ’s independence standards. The charter of the Nominating and Governance Committee is available on our website at www.envisionsolar.com.

Board Meetings and Director Communications

In 2019, the Board of Directors held 3 meetings and each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he or she served. Although, we have no formal policy regarding director attendance at annual meetings, we encourage all directors to attend.

Stockholders and other interested parties may communicate with the non-management members of the Board of Directors by mail sent to the Company’s Corporate Secretary, addressed to the intended recipient and care of the Corporate Secretary. The Corporate Secretary will review all incoming stockholder communications (except for mass mailings, job inquiries, business solicitations and patently offensive or otherwise inappropriate material) and route such communications as appropriate to member(s) of the Board of Directors. For a more detailed description of stockholder communications, see “Communications with Our Board of Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2019, except as set forth below:

•	Desmond Wheatley filed a From 4 on October 3, 2019 to report 87,000 stock options granted on October 18, 2016.
•	Peter Davidson filed a Form 4 on October 3, 2019 to report 30,000 shares of common stock granted on December 31, 2016. He also filed a Form 4 on April 20, 2020 to report 6,667 shares purchased on January 18, 2017, 6,667 shares purchased on January 10, 2018 and 10,000 shares purchased on April 19, 2019.
•	Anthony Posawatz filed a Form 3 on October 3, 2019 to report 6,111 shares of common stock from February 19, 2016. He also filed a Form 4 on October 3, 2019 to report 30,000 shares of common stock granted on December 31, 2016.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is available in the Investors Relations section of our website at envisionsolar.com under “Governance Documents.”

Board Leadership Structure

The Board has not adopted a specific policy on whether the same person should serve as both the Chief Executive Officer and Chair of the Board or, if the roles are separate, whether the chair should be selected from the non-employee directors or should be an employee. The Board believes it is appropriate to retain the discretion and flexibility to make these determinations from time to time as needed to provide appropriate leadership for the Company. At this time, the Board believes that a combined role of Chairman of the Board and Chief Executive Officer, along with Board committees that are chaired by independent directors is the appropriate leadership structure for the Company at this time. The combined role fosters open communication between the Board and management team, provides both groups with unified leadership and promotes efficient development and execution of the Company’s strategic plan. The board has appointed Robert C. Schweitzer as its lead independent director.

The independent directors meet as frequently as they desire, but at least once per year, in an executive session.

Board’s Role in Risk Oversight

In addition to the responsibilities performed by our audit committee, the Board of Directors plays an active role in overseeing management of the Company’s risks. The Board of Directors focuses on the most significant operational risks facing our Company related to our business, assets, and liabilities, as well as our key financial risks, such as credit risk, interest rate risk, liquidity risk, and other market-related risk. Our Board seeks to ensure that risks undertaken by the Company are consistent with an overall risk profile that is appropriate for the Company and the achievement of its business objectives and strategies. The Board of Directors recognizes that risk management and oversight comprise a dynamic and continuous process and therefore reviews the Company’s risk model and process periodically. The Board of Directors performs these tasks both in collaboration with and independently of the audit committee and Company management.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to the Board of Directors on its discussions, decisions and other actions. Our Chief Executive Officer makes recommendations to our compensation committee, attends committee meetings, and is involved in the determination of compensation for the respective executive officers that report to him, except that our Chief Executive Officer does not make recommendations as to his own compensation. Additionally, our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results, and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer other than the Chief Executive Officer, as well as each individual compensation component. Our compensation committee makes recommendations to the Board of Directors regarding compensation for our Chief Executive Officer. The independent members of the Board of Directors make the final decisions regarding executive compensation for our Chief Executive Officer.

The compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies.

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

The compensation received by our Named Executive Officers is based primarily on their experience and knowledge as well as their responsibilities and individual contributions to the Company. In addition, the Compensation Committee conducted a compensation benchmarking study with an independent, credible consultant to provide guidance on compensation for members of the executive team, including the Named Executive Officers. This study provided data and recommendations for a competitive pay structure.

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

Benchmarking

During 2019, we utilized a third-party to conduct a compensation benchmarking study to provide guidance in the development of our executive compensation. When making compensation decisions, our Board of Directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly traded and privately held companies. Our Board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily the only factor in setting executive compensation. Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position. Due to the size of our company, it is difficult to collect information pertaining to a formal peer group for this purpose. We used data across a broader range of companies and will tighten our peer group over time.

The Elements of Our Compensation Program

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

Incentive Compensation Awards

A bonus plan was established for the services of our named executive officers for 2019. Bonus targets were set as a percentage of base pay of 25% for the Chief Executive Officer and 20% for the Chief Financial Officer and will be prorated based on the percentage of the year the employee was employed at the Company. Goals were set for 2019, including: (1) the growth in our revenue, (2) the closing of the public offering, (3) develop large business opportunities, (4) strong investor outreach, (5) filling key positions at the Company and other specific goals for these individuals. No bonuses were paid to the Named Executives in 2019. Payment for bonuses pertaining to 2019 will be made in 2020.

Equity Incentive Awards

In order to provide an incentive to attract and retain directors, officers, and other employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, on August 10, 2011, the Board approved and caused the Company to adopt, a new equity incentive plan (the “2011 Plan”), pursuant to which 630,000 shares of our common stock are currently reserved for issuance as awards to employees, directors, consultants and other service providers. This 2011 Plan was ratified by our shareholders as a part of the 2012 annual shareholders meeting.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than medical, vacation and sick benefits. We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

2019 Summary Compensation Table

The following table provides information regarding the compensation of our 2019 named executive officers during the fiscal years ended December 31, 2019 and 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Deferred Compensation ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(6)	Total ($)
Desmond Wheatley (1)	2019	252,083	35,417	—	150,000	—	—	—	437,500
President and Chief	2018	200,000	50,000	—	—	—	—	—	250,000
Executive Officer

Katherine McDermott (2)	2019	97,014	—	—	—	210,489	—	—	307,503
Chief Financial Officer

Chris Caulson (3)	2019	158,471	—	—	—	—	—	82,500	240,971
Former Chief Financial	2018	165,000	—	—	—	—	—	—	165,000
Officer

Officers as a Group	2019	507,568	35,417	—	150,000	210,489	—	82,500	985,974
	2018	365,000	50,000	—	—	—	—	—	415,000

 ____________________

(1)	Mr. Wheatley joined the Company full time in December 2010 at which time he was appointed president. On August 10, 2011, Mr. Wheatley was appointed chief executive officer of the Company. In December 2016, Mr. Wheatley was named chairman of the board of directors.

(2)	Ms. McDermott joined the Company on July 23, 2019 as the chief financial officer.

(3)	Mr. Caulson's employment with the company ended on August 16, 2019.

(4)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 14 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.

(5)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 15 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.

(6)	This represents a severance payment to Mr. Caulson.

Executive Employment Arrangements

Desmond Wheatley. The Company entered into a five-year employment agreement with Mr. Wheatley on October 18, 2016, effective as of January 1, 2016. This agreement provided for an annual salary of $250,000, which a portion of such payment to Mr. Wheatley was deferred until such time as the Board of Directors, in its sole discretion, determined that payment of the deferred salary and/or cessation of the deferral is appropriate, or when a payment is permissible under Section 409A of the Internal Revenue Code of 1986, as amended, but not later than December 31, 2020. All deferred amounts were evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley, bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $7.50 per share (subject to appropriate adjustment in the event of stock dividends, stock splits, recapitalizations, and similar extraordinary transactions), with a maturity date of December 31, 2020.

On September 17, 2019, the Board of Directors, upon the recommendation of its Compensation Committee, approved the increase of the annual salary for Mr. Wheatley, from $250,000 to $300,000 to be effective retroactively as of April 1, 2019. The Board also approved an annual grant of restricted stock of the Company to be granted to Mr. Wheatley under the 2011 Stock Incentive Plan (the “Plan”) on October 1, 2019 equal to (x) $75,000 divided by (y) the closing price of the Company’s common stock on the date of grant. One-half of these shares will be fully vested upon the grant and the remaining one-half will vested in two equal installments on December 31, 2019 and March 31, 2020. In addition, the Board approved an additional grant of restricted stock of the Company to be granted under the Plan on October 1, 2019 equal to (x) $75,000 divided by (y) the closing price of the Company’s common stock on the date of grant. One-sixth of the shares will be fully vested upon the grant and the remaining shares will vest quarterly thereafter through March 2022. In addition, the Board also approved a cash bonus of up to $75,000 payable to Mr. Wheatley in April 2020, upon the achievement of key performance metrics as agreed upon by the Compensation Committee and Mr. Wheatley.

In February 2020, the Company paid Mr. Wheatley, the full balance owed to him for salary and bonus which was deferred in the form of a convertible note beginning on January 1, 2016, pursuant to his employment agreement. The amount of the payment included principal of $220,417 and interest of $52,326.

Katherine McDermott. Ms. McDermott and the Company agreed to an offer letter dated July 15, 2019 (the “Offer Letter”) whereby the Company agreed to pay Ms. McDermott an annual salary of $220,000 per year. Ms. McDermott is eligible for an annual bonus up to 20% of her base salary subject to performance metrics established by the Company. The Company also granted Ms. McDermott an option to purchase up to 49,104 shares of the Company’s common stock at an exercise price equal to $5.78 which shall vest over a four year period.

Severance and Change in Control Agreements

Mr. Wheatley’s employment agreement with the Company provides for a payment in an amount equal to four times his annual compensation if he is terminated for reasons other than mutual agreement, his death, his breach or other cause, or upon his disability, as defined in the agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2019.

	Option Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
Desmond Wheatley	86,400	–		$13.50	8/9/2021
President and Chief Executive Officer	87,000	–		$7.50	10/17/2026
Katherine McDermott	5,115	43,989	(2)	$5.78	7/23/2029
Chief Financial Officer
Chris Caulson	–	–		–	–
Former Chief Financial Officer

 ____________________

(1)	Stock options to purchase our common stock were granted pursuant to our 2011 Stock Incentive Plan.

(2)	1,023 of these stock options vest monthly and will be fully vested on July 31, 2023.

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2019. Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2019, Mr. Wheatley, our current President and Chief Executive Officer, was an employee. Compensation for Mr. Wheatley is discussed in “Executive Compensation.”

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Awards (2)	Total
Anthony Posawatz	$9,500	$145,000	$154,500
Peter Davidson	$9,500	$145,000	$154,500
Robert C. Schweitzer	$9,500	$161,250	$170,750

 ____________________

(1)	Represents the cash quarterly retainer and the meeting attendance fees earned by the non-employee directors.

(2)	Represents the aggregate grant date fair value for restricted stock awards granted during 2019, computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.

Non-Employee Director Compensation Policy

Cash Compensation

Since April 1, 2019, each non-employee director receives a quarterly cash retainer of $2,500 for serving on our Board of Directors. The retainer is payable in arrears, subject to such director’s continued service on the last day of the preceding quarter and prorated as necessary to reflect service commencement or termination during the quarter. In addition, each non-employee director shall receive the following amount for each regular meeting of the Board attended: (i) $1,000 if attendance is in person or (ii) $500 if attendance is through remote means (e.g., attending by telephone).

Equity Compensation

On October 1 of each year, each non-employee director (including a non-employee director who was previously an employee) will be granted 12,500 shares of restricted stock issued under the 2011 Stock Incentive Plan which shall vest quarterly in four (4) equal installments. The independent lead director, who is currently Robert C. Schweitzer, will be granted an additional 5,000 shares of restricted stock under the Plan which shall vest quarterly in four (4) equal installments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 17, 2020 by:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

(2)	each of our named executive officers;

(3)	each of our directors and nominees for directors; and

(4)	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on April 17, 2020.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 17, 2020. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 5,252,163 shares of our common stock outstanding as of April 17, 2020.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Envision Solar International, Inc., 5660 Eastgate Drive, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Named Executive Officers, Directors and Director Nominees:
Desmond Wheatley (1)	198,524	3.66%
Katherine McDermott (2)	10,230	*
Chris Caulson (3)	–	*
Anthony Posawatz (4)	46,111	*
Peter Davidson (5)	65,834	1.25%
Robert C. Schweitzer (6)	27,500	*
All current executive officers and directors as a group (5 persons) (7)	348,199	6.41%
5% Stockholders:
Keshif Ventures, LLC (8)	668,278	12.72%
11512 El Camino Real, Suite 340 San Diego, CA 92130
Bard Associates, Inc. (9)	507,938	9.67%
135 South LaSalle Street, Suite 3700 Chicago, IL 60603
Arosa Capital Management LP (10)	330,000	6.28%
550 West 34th Street, Suite 2800 New York, NY 10001

_________________

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Mr. Wheatley is our President and Chief Executive Officer and Chairman of our Board of Directors. His beneficial ownership consists of 173,400 shares of common stock issuable pursuant to stock options exercisable within 60 days after April 17, 2020 and

(2)	Ms. McDermott is our Chief Financial Officer. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after April 17, 2020.

(3)	Mr. Caulson is our former Chief Financial Officer. He does not have any beneficial ownership.

(4)	Mr. Posawatz serves as a member of our Board of Directors. His beneficial ownership consists of 33,611 shares that have vested pursuant to RSUs and 12,500 shares that that have been issued pursuant to an RSA.

(5)	Mr. Davidson serves as a member of our Board of Directors. His beneficial ownership consists of 30,000 shares that have vested pursuant to RSUs and 12,500 shares that that have been issued pursuant to an RSA, and 23,334 purchased shares.

(6)	Mr. Schweitzer serves as a member of our Board of Directors. His beneficial ownership consists of 10,000 shares that have vested pursuant to RSUs and 17,500 shares that that have been issued pursuant to an RSA.

(7)	Beneficial ownership consists of (i) 164,569 shares of common stock and (ii) 183,630 shares of common stock subject to options exercisable within 60 days of April 17, 2020, in each case beneficially owned by our current executive officers and directors.

(8)	Includes 668,278 shares of common stock.

(9)	Beneficial ownership consists of (i) 253,019 shares of common stock and (ii) warrants exercisable into 254,519 shares of common stock and is based on information filed on Schedule 13G on February 11, 2020 reporting ownership as of December 31, 2019.

(10)	Beneficial ownership information is based on information filed on Schedule 13G on February 14, 2020 reporting ownership as of December 31, 2019. Beneficial ownership consists of (i) 165,000 shares of common stock and (ii) warrants exercisable for an aggregate 165,000 shares of Common Stock held by Arosa Opportunistic Fund LP, a Cayman Islands exempted limited partnership (“Arosa Opportunistic Fund”). Arosa Capital serves as the registered investment adviser of Arosa Opportunistic Fund, and Till Bechtolsheimer (“Mr. Bechtolsheimer”), the managing member of the general partner of Arosa Opportunistic Fund and Chief Executive Officer of Arosa Capital, may be deemed to beneficially own the shares of common stock and the warrants (and the shares of common Stock underlying the warrants) reported herein.

2011 Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company adopted the 2011 Stock Incentive Plan (the "2011 Plan"), pursuant to which 600,000 shares plus annual increases as provided in the 2011 Plan for a total of 30,000 shares as of December 31, 2019, were reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The 2011 Plan is administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. The 2011 Plan was ratified by our shareholders in 2012. To date, 239,704 stock options have been granted and remain outstanding under the 2011 Plan.

Incentive Plan Awards

From January 1, 2019 through December 31, 2019, the Company granted a total of 58,204 stock options under the 2011 Plan, which were granted to thirteen of its employees.

The following table sets forth certain information regarding our 2011 Plan as of December 31, 2019:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

239,704	$9.25	390,296

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the director and executive officer compensation arrangements and indemnification arrangements discussed above under “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” since January 1, 2018, we have not been a party to any transactions in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest, other than compensation described above in “Non-Employee Director Compensation” and “EXECUTIVE COMPENSATION”.

Policies and Procedures for Related Party Transactions

Our audit committee charter states that our audit committee is responsible for reviewing and approving in advance any related party transaction, which is a transaction between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 in any calendar year and in which a related person has or will have a direct or indirect interest. Our audit committee has adopted policies and procedures for review of, and standards for approval of, such a related party transaction. For purposes of these policies and procedures, a related person is defined as an executive officer, director, or nominee for director, including his or her immediate family members, or a beneficial owner of greater than 5% our common stock, in each case since the beginning of the most recently completed year. Prior to the creation of our audit committee, our full Board of Directors reviewed related party transactions, with any directors abstaining from matters in which the director had an interest.

It is our intention to ensure that all future transactions between us and our officers, directors, and principal stockholders and their affiliates are approved by the audit committee of our Board of Directors and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Director Independence

See section “Director Independence” set forth in Item 10 above is incorporated into this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our audit committee of the Board of Directors has appointed Salberg & Company, P.A. as our independent registered public accountants for the year ending December 31, 2020, as approved by the Board, and subject to ratification by the stockholders.

Principal Accounting Fees and Services

The following table sets forth all fees accrued or paid to Salberg & Company, P.A. for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit Fees (1)	$77,107	$69,900
Audit-Related Fees (2)	32,916	21,900
Tax Fees	–	–
All Other Fees	–	–
Total	$110,023	$91,800

_________________

(1)	Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit-Related Fees consist of professional services rendered in connection with our 2019 public offering transactions and the related Registration Statement on Forms S-1.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2019 and 2018, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed by Salberg & Company, P.A. were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2019, there were no other professional services provided by Salberg & Company, P.A., other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Salberg & Company, P.A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibits:

The following exhibits are included with this filing:

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

 ___________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Solar International, Inc.

Dated: May 5, 2020	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman
(Principal Executive Officer)

S-1