Form 10-Q
period 2020-03-31
Envision Solar International, Inc.
filed 2020-05-14
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of registrant's shares of common stock, $0.001 par value outstanding as of May 7, 2020 was 5,252,163.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Envision Solar International, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$2,432,300	$3,849,456
Accounts receivable, net of $0 and $2,429 reserve for bad debt at March 31, 2020 and December 31, 2019, respectively	978,611	764,534
Prepaid and other current assets	383,621	147,686
Inventory, net	2,525,731	1,843,880
Total current assets	6,320,263	6,605,556

Property and equipment, net	414,366	419,420

Other assets
Patents, net	222,433	205,154
Deposits	57,092	56,869
Total other assets	279,525	262,023

Total assets	$7,014,154	$7,286,999

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,007,789	$485,019
Accrued expenses	602,796	654,275
Sales tax payable	28,431	6,213
Deferred revenue	99,056	93,609
Convertible note payable - related party, net of debt discount of $5,990 at December 31, 2019	–	214,427
Auto loan - current portion	6,576	9,294
Total liabilities	1,744,648	1,462,837

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of March 31, 2020 and December 31, 2019, respectively	–	–
Common stock, $0.001 par value, 9,800,000 shares authorized, 5,252,163 and 5,208,170 shares issued or issuable and outstanding at March 31, 2020 and December 31, 2019, respectively.	5,251	5,207
Additional paid-in-capital	52,016,357	51,628,536
Accumulated deficit	(46,752,102)	(45,809,581)

Total stockholders' equity	5,269,506	5,824,162

Total liabilities and stockholders' equity	$7,014,154	$7,286,999

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues	$1,317,052	$1,189,595

Cost of revenues	1,356,693	1,242,697

Gross loss	(39,641)	(53,102)

Operating expenses (including stock based compensation expense of $105,515 and $33,551 for the three months ended March 31, 2020 and 2019, respectively)	902,000	522,667

Loss from operations	(941,641)	(575,769)

Other income (expense)
Interest income	8,892	1,344
Interest expense	(9,772)	(375,206)
Total other income (expense)	(880)	(373,862)

Net loss	$(942,521)	$(949,631)

Net loss per share - basic and diluted	$(0.18)	$(0.31)

Weighted average shares outstanding - basic and diluted	5,223,174	2,906,630

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Stock	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	2,906,630	$2,907	$39,392,073	$(41,875,659)	$(2,480,679)

Stock issued for director services	3,750	3	31,247	–	31,250
Value of warrants and beneficial conversion features related to debt instruments	–	–	3,967	–	3,967
Stock option expense	–	–	2,301	–	2,301
Net loss for the three months ended March 31, 2019	–	–	–	(949,631)	(949,631)
Balance at March 31, 2019	2,910,380	$2,910	$39,429,588	$(42,825,290)	$(3,392,792)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Stock	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	5,208,170	$5,207	$51,628,536	$(45,809,581)	$5,824,162

Stock issued for director services	14,813	15	78,432	–	78,447
Stock issued to escrow account - unvested	(14,813)	(15)	15	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	43,993	44	282,306	–	282,350
Net loss for the three months ended March 31, 2020	–	–	–	(942,521)	(942,521)
Balance at March 31, 2020	5,252,163	$5,251	$52,016,357	$(46,752,102)	$5,269,506

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Operating Activities:
Net loss	$(942,521)	$(949,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,936	9,929
Common stock issued for services	78,447	31,250
Compensation expense related to grant of stock options	27,068	2,301
Amortization of debt discount	5,990	298,739
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(214,077)	101,080
Prepaid expenses and other current assets	(308,685)	(102,700)
Inventory	(605,396)	(52,647)
Deposits	(223)	48,672
Increase (decrease) in:
Accounts payable	522,770	225,958
Accrued expenses	67,167	84,179
Convertible note payable issued in lieu of salary - related party	(220,417)	12,500
Sales tax payable	22,218	(129)
Deferred revenue	5,447	68,322
Net cash used in operating activities	(1,553,276)	(222,177)

Investing Activities:
Purchase of equipment	(125,142)	(3,110)
Funding of patent costs	(18,370)	(10,119)
Net cash used in investing activities	(143,512)	(13,229)

Financing Activities:
Borrowings (repayments) on convertible line of credit, net	–	158,442
Repayments of auto loan	(2,718)	(2,583)
Proceeds from warrant exercises	282,350	–
Payments of equity offering costs	–	(38,686)
Net cash provided by financing activities	279,632	117,173

Net decrease in cash	(1,417,156)	(118,233)

Cash at beginning of period	3,849,456	244,024

Cash at end of period	$2,432,300	$125,791

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$52,666	$18,286
Cash paid for taxes	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recording of debt discount	$–	$3,967
Transfer of prepaid asset to inventory	$72,750	$79,850
Recording of right of use asset and corresponding liability	$–	$872,897
Depreciation capitalized into inventory	$3,705	$6,607

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2020

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2020 and 2019, and our financial position as of March 31, 2020, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019. The December 31, 2019 balance sheet is derived from those statements.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. On March 19, 2020, California’s Governor Newsom issued a “shelter at home” order. Envision is exempt from the “shelter at home” order as it falls within the transportation and energy infrastructure sector identified by Presidential Policy Directive 21 (PPD-21). As a result, the Company is still able to produce product and continue delivering orders. However, we have seen some difficulty contacting prospective customers in our pipeline and some projects have been put on hold or have lost funding. Travel restrictions and trade show cancellations or deferrals have impacted our ability to develop new sales opportunities. At this time, we are unable to determine if the impact of COVID-19 will have an impact on the future results of our operations. The Company will continue to monitor its progress and communicate with shareholders as necessary.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2020. As of March 31, 2020, $2,406,057 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended March 31, 2020, revenues from three customers accounted for 26%, 17% and 14% of total revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2020, accounts receivable from two customers accounted for 37% and 21% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended March 31, 2019, revenues from one customer accounted for more than 99% total revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2019, accounts receivable from one customer accounted for more than 99% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Cash and Cash Equivalents

For the purposes of the unaudited condensed statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2020 and December 31, 2019 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At March 31, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Patents

The Company believes it will achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $1,091 and $783 in the three-month periods ended March 31, 2020 and 2019, respectively.

Leases

The Company uses Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” to account for its leases whereby almost all leases are recognized on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less. Monthly lease payments on our sole operating lease range from $48,672 to $50,619 through the term of the lease. We calculated the present value of the remaining lease payment stream using our effective borrowing rate of 10%. We have recorded a right-of-use asset amounting to $197,744 included in property, plant and equipment and corresponding liability included in accrued expenses amounting to $218,225 related to this lease at March 31, 2020.

Revenue Recognition

Envision follows the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2020, the Company has no product warranty accrual given the Company’s fluctuating historical financial warranty expense.

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

Options to purchase 288,808 common shares and warrants to purchase 2,491,797 common shares were outstanding at March 31, 2020. These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2020 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information." During the three months ended March 31, 2020 and 2019, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

As reflected in the accompanying unaudited condensed financial statements for the three months ended March 31, 2020, the Company had a net loss and net cash used in operating activities of $942,521 and $1,553,276, respectively. Additionally, at March 31, 2020, the Company had an accumulated deficit of $46,752,102. The Company has incurred significant losses from operations since inception, and such losses are expected to continue.

In April and May 2019, the Company received approximately $8.5 million of cash, net of offering costs and repayment of certain debt, under an equity offering. This cash eliminated most of the Company debt and provided working capital for ongoing operations. The cash balance at March 31, 2020 was $2,432,300 and our working capital was $4,575,615 at March 31, 2020.

With this financing, management believes it has sufficient cash to fund its liabilities and operations for the next twelve months from the issue date of this report. In addition, we have warrants that are exercisable and could provide proceeds of $15,978,411 cash. The Company is also planning to submit a Form S-3 registration statement with the SEC to have a vehicle to raise capital in the future.

3.	INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2020	2019
Finished goods	$–	$716,478
Work in process	1,656,005	303,594
Raw materials	881,150	835,232
Inventory allowance	(11,424)	(11,424)
Total inventory	$2,525,731	$1,843,880

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	March 31,	December 31,
	2020	2019
Lease liability	$218,225	$349,160
Accrued vacation	190,130	175,231
Accrued salaries	179,623	75,829
Accrued interest	–	48,884
Other accrued expense	14,818	5,171
Total accrued expenses	$602,796	$654,275

5.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY

On October 18, 2016, the Company entered into a five-year employment agreement, effective as of January 1, 2016, with Mr. Desmond Wheatley, the Chief Executive Officer, President, and Chairman of the Company (the “Agreement”). Pursuant to the Agreement, Mr. Wheatley received an annual deferred salary of $50,000 which Mr. Wheatley deferred until such time as Mr. Wheatley and the Board of Directors agreed that payment of the deferred salary and/or cessation of the deferral was appropriate. In August 2018, the Agreement was amended to provide that his salary shall defer until the earliest to occur of the following: (i) a permissible event specified in Section 409A of the Code, (ii) December 31, 2020, (iii) a change of control as defined in the Agreement, or (iv) a sale of all or substantially all of the assets of the Company.

All deferred amounts were evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $7.50 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates prior to June 30, 2018, there was no beneficial conversion feature to this note through such date. Subsequent to June 30, 2018 through December 31, 2018 and based on the average daily closing price of our common stock, the Company recorded $8,672 of debt discount for the beneficial conversion feature value which is being amortized to interest expense over the term of the note. For the three months ended March 31, 2019 and based on the average daily closing price of our common stock, the Company recorded $3,967 of debt discount for the beneficial conversion feature value which is also being amortized to interest expense over the term of the note. There was no beneficial conversion value and therefore, no debt discount was recorded for any other periods subsequent to March 31, 2019. Additionally, on March 29, 2017 the Board of Directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral.

On September 17, 2019, the Board of Directors adopted a resolution to pay off the convertible promissory note issued to Mr. Wheatley for his deferred compensation in the near future (subject to a recommendation on timing from Mr. Wheatley), and no additional salary will be deferred after September 15, 2019. As a result, this note was presented as a short-term liability as of December 31, 2019 with a balance of $214,427, net of debt discount of $5,990, with accrued and unpaid interest of $48,884 which was included in accrued expenses (See Note 4). In February 2020, the remaining debt discount of $5,990 was recorded as interest expense, additional interest of $3,442 was accrued, and the total note of $220,417 and interest of $52,326 was paid to Mr. Wheatley.

6.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of March 31, 2020, the loan has a short-term balance of $6,576.

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expires in August 2020 which is the same term of the master lease for which the Company is the subtenant. Monthly lease payments range from $48,672 per month currently increasing to $50,619 per month for the final year of the lease.

On March 31, 2020, the Company entered into a new lease agreement beginning in September 2020 through August 2025. Monthly lease payments range from $52,000 per month to $58,526 per month in the final year of the lease. The lease includes two additional one-year options to renew.

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

8.	COMMON STOCK

Director Compensation

On September 17, 2019, the Board, upon the recommendation of its Compensation Committee, granted two directors annual grants of 12,500 shares each, and the lead director was issued an annual grant of 17,500 shares, which vest quarterly in four (4) equal installments. The grant date was determined to be September 17, 2019 as that was when a mutual understanding of the key terms and conditions of the grants was reached. On the grant date, these shares had a per share fair value of $5.50 based on the quoted trading price, or $233,750. 10,625 shares vested in 2019. During the three months ended March 31, 2020, 10,625 of these shares vested generating an expense of $53,447. At March 31, 2020, 21,250 shares were held unvested in escrow for these directors representing $116,872 of unrecognized restricted stock grant expense.

In addition, on October 1, 2019, the Board approved two grants of restricted stock of the Company to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on October 1, 2019. On the grant date, the shares had a per share fair value of $5.97 and 25,124 shares were granted. 12,562 shares vested in 2019. On March 31, 2020, an additional 4,188 of these shares vested generating an expense of $25,000 during the three months ended March 31, 2020. At March 31, 2020, 8,374 shares were held unvested in escrow for Mr. Wheatley representing $50,000 of unrecognized restricted stock grant expense.

9.	STOCK OPTIONS AND WARRANTS

Stock Options

During the three months ended March 31, 2020, an option was granted to an employee to purchase up to 49,104 shares of the Company’s common stock. These options will vest over 4 years and have an exercise price of $4.57 per share. The Company estimated the fair value of these options at $222,612 utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these options include volatility of 198.91% based on historical volatility, expected dividends of 0.0%, a discount rate of 1.79% and expected term of 7.0 years based on the simplified method.

During the three months ended March 31, 2020 and 2019, the Company recorded non-cash stock-based compensation of $27,068 and $2,301, respectively. As of March 31, 2020, there is $384,108 of unrecognized stock option-based compensation expense that will be recognized over the next four years.

The number of options to purchase capital stock that were outstanding at March 31, 2020 was 288,808. During the three months ended March 31, 2020, there were no options forfeited or expired.

Warrants

During the three months ended March 31, 2020, 43,993 warrants were exercised generating $282,350 of proceeds. At March 31, 2020, there were 2,491,797 warrants outstanding at a weighted average exercise price of $6.41.

10.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the Three Months Ended
	March 31,
	2020	2019
Product sales	$1,302,363	$1,187,465
Maintenance fees	3,679	2,130
Professional services	14,525	–
Discounts and allowances	(3,515)	–
Total revenues	$1,317,052	$1,189,595

At March 31, 2020 and December 31, 2019, deferred revenue was $99,056 and $93,609, respectively. The March 31, 2020 balance includes $35,520 for product deposits on product scheduled to be delivered within the next six months and $63,536 for deferred maintenance fees pertaining to services to be provided through the third quarter of 2024.

At December 31, 2018, the Company accrued expected contract losses of $71,744 on an order for a customer that shipped in 2019. As the units were delivered, the loss accrual was proportionally reduced. In the three months ended March 31, 2019, $37,982 was released from the accrual to reduce cost of revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Envision Solar International, Inc. (hereinafter, “Envision,” “Company,” “us,” “we” or “our”), the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," “opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.

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

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Because factors referred to elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (sometimes referred to as the “2019 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in the 2019 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this report on Form 10-Q.

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

Electric Vehicle Charging Infrastructure

We currently produce two categories of products: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. In late 2019, we began deploying our upgraded version of our EV ARC™, the EV ARC™ 2020, which provides all of the features of the original EV ARC™ in addition to elevating the electronics under the solar canopy to make the unit flood-proof up to 9.5 feet, provides more space to park and provides added security. In addition, we have two new categories of products in development. On December 31, 2019, our patent for the EV-Standard™ product was issued, and a fourth category of product, the UAV ARC™ drone charging product, is awaiting patent approval. All four product lines incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator, along with battery storage. The EV ARC™ product is a permanent solution in a transportable format and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed but uses an existing streetlamp’s foundation and grid connection for curbside charging. The UAV ARC™ is a permanent solution in a transportable format and will be used to charge drone (UAV) fleets. Our EV charging solutions for electric vehicles and aerial drones can, or in the case of the products currently under development, are expected to, produce, deliver, and store power without the time and expense of having to be connected to the utility grid.

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

Historically, we have recognized revenue primarily from the sale of EV ARCs™ to large commercial businesses, such as Google, Genentech, and Johnson & Johnson, and government agencies such as the City of New York, the State of California and the U.S. Navy. Our contract with the City of New York was renewed in March 2020 to extend through April 2021 and our State of California contract expires on June 23, 2020 but has two one-year renewal options through June 23, 2022 at the State of California’s option.

Outdoor Media Advertising

This business opportunity involves a partnership with a third party media company, whereby we solicit revenue from potential sponsors and from advertisers willing to pay fees to us or to our media partners to display their brands, messages and advertisements on the surfaces of our products or on outdoor digital or static screens mounted on our EV charging solutions. We have yet to launch our outdoor media advertising other than signing an agreement with Outfront Media and developing our revenue model.

Energy Security and Disaster Preparedness

Our energy security business is connected with the deployment of our EV charging infrastructure products which includes an integrated emergency power panel, powered by solar power, which can continue to operate and deliver emergency power during utility grid failures or blackouts and brownouts. Our onboard state-of-the-art storage batteries installed on our EV chargers provide another reason for certain customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators, to buy our products. As an example of the benefit our emergency power capability provides, in April 2020, one of our California municipalities re-deployed two of their EV ARCTM units that were being underutilized since their employees were working from home, to COVID-19 response facilities to provide emergency power for medical equipment without the fumes and noise of a power generator.

Our current list of products includes:

1.	EV ARC™ Electric Vehicle Autonomous Renewable Charger (patented).

2.	Transformer (patented) EV ARC™ 2020 Stowable Electric Vehicle Autonomous Renewable Charger (EV ARCTM 2020).

3.	EV ARC™ DC Fast Charging Electric Vehicle Autonomous Renewable Charger (EV ARCTM DCFC).

4.	EV ARC™ Media Electric Vehicle Autonomous Renewable Charger with advertising screen and or branding/messaging.

5.	EV ARC™ Autonomous Renewable Motorcycle Charger.

6.	EV ARC™ Autonomous Renewable Bicycle Charger.

7.	ARC Mobility™ Transportation System.

8.	The patented Solar Tree® DCFC product, a single column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles.

Our current products can be upgraded with the addition of the following features:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	Data capture and management (IoT),
3.	SunCharge™ solar powered EV charging,
4.	ARC™ technology energy storage,
5.	E-Power emergency power panels,
6.	LED lighting,
7.	Media and branding screens, and
8.	Security cameras, WiFi, sound, and emergency call boxes.

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

Revenue and Cost Recognition. Envision follows the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally exceeds this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2020 and 2019, the Company has no product warranty accrual given the Company’s fluctuating historical financial warranty expense.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the three months ended March 31, 2020.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenues.  For the three months ended March 31, 2020, revenues were $1,317,052, compared to $1,189,595 for the three months ended March 31, 2019, an 11% increase. Revenues in the three months ended March 31, 2020 included a variety of customers, including municipalities in North Carolina, Wisconsin, Arizona and several in California. We delivered EV ARCs to Bronx College in New York and Rice University in Texas. We also delivered to a large commercial business, Pfizer, for workplace charging for its employees and guests. This compares to revenues for the three months ended March 31, 2019 which resulted from the delivery of 18 units to one customer, the City of New York. As of March 31, 2020, our contracted backlog was approximately $3.6 million. This includes an order from Electrify America for $2.0 million received during the quarter ended March 31, 2020 for 30 EV ARCTM charging stations to be deployed in rural areas of California. We had three large projects that were originally expected to be delivered in the quarter ended December 31, 2019 that were delayed until 2020 for different reasons including customer scheduling delays, customer awaiting permits for one of our solar tree installations, and delays in the final design acceptance with the other solar tree installation. These projects have again been moved to the quarter ended June 30, 2020. Our shipments will continue to fluctuate each quarter due to the varying size of orders and timing of deliveries.

Gross Loss.  For the three months ended March 31, 2020, we had a gross loss of $39,641 compared to a gross loss of $53,102 for the period ended March 31, 2019, a 25% decrease. The gross loss in the quarter ended March 31, 2019 benefited from the reversal of $37,982 of expense for losses that was accrued at December 31, 2018. Our gross loss is caused by several factors. First, we have priced our units to be competitive and to gain market share in the EV charging market. In doing so, we are targeting to increase our revenue. In addition, we incur a certain level of fixed costs related to our manufacturing facility and production management that is spread over the units produced. As our revenues increase, the fixed cost per unit would be lower. Also, with a higher volume of production, we expect that our labor will work more efficiently by having a more consistent repetitive processes, which will reduce the cost per unit. We believe our cost per unit will improve as our revenues increase and we are able to allocate fixed costs over more units, negotiate for better volume pricing from suppliers, better utilization of our production labor and as we make improvements to our products to reduce cost. Warranty costs remain low for both the three months ended March 31, 2020 and 2019.

Operating Expenses.  Total operating expenses were $902,000 for the three months ended March 31, 2020 compared to $522,667 for the same period in 2019, a 73% increase. The increase in operating expense resulted primarily from an investment in our sales and marketing resources to build Company and product awareness with the intent to increase revenues. As indicated above, higher revenues with the same fixed cost structure will increase our profitability. Operating expenses increased by $154,679 for marketing, sales and investor relations consultants and trade shows and $79,995 for increased sales personnel and commissions. In addition, operating expenses increased by $71,964 for non-cash compensation expense for stock option expense and vesting of director restricted shares, $49,176 for increased salaries and the addition of medical benefits, and $23,519 of other expenses.

Other Income and Expense. Interest expense was $9,772 for the three months ended March 31, 2020 compared to $375,206 for the same period in 2019, a 97% decrease, due to the repayment of debt in 2019, following the Company’s public offering. Interest income increased by $7,548 due to increased cash deposits.

Net Loss.  Our net loss of $942,521 for the three months ended March 31, 2020 was comparable to a net loss of $949,631 for the same period in 2019. The increase in revenue and gross profit, was offset by higher operating expenses.

Liquidity and Capital Resources

At March 31, 2020, we had cash of $2,432,300. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and through a public offering. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed statements of cash flows, are summarized in the table below:

	March 31,
	2020	2019
Cash provided by (used in):
Net cash used in operating activities	$(1,553,276)	$(222,177)
Net cash used in investing activities	$(143,512)	$(13,229)
Net cash provided by financing activities	$279,632	$117,173

Operating Activities

Our operating activities resulted in cash used in operations of $1,553,276 for the three months ended March 31, 2020, compared to cash used in operations of $222,177 for the same period in 2019. Net loss of $942,521 for the three months ended March 31, 2020 was increased by $120,441 for non-cash expense items that included depreciation and amortization of $8,936, common stock issued for services for director compensation of $78,447, non-cash compensation expense related to stock options of $27,068 and $5,990 for amortization of debt discount to interest expense associated with the related party note. Cash used in operations for the period included increases in inventory by $605,396 for product needed for fiscal Q2 deliveries, prepaid expenses and other current assets of $308,685 for vendor prepayments, funding our annual business insurance and prepaid annual Nasdaq fees, increase in accounts receivable of $214,077 due to higher sales in Q1 2020 compared to Q1 2019 and a slow paying customer from Q4 2019, payment of a convertible note originally issued in lieu of salary for a related party of $220,417 and a $223 increase in deposits. Cash provided by operations included an increase of $522,770 for accounts payable, primarily for inventory purchases, $67,167 for accrued expenses, primarily for payroll, $22,218 for an increase for sales tax payable and $5,447 for an increase in deferred revenue.

Our operating activities resulted in cash used in operations of $222,177 for the three months ended March 31, 2019. Principal elements of cash flow for the three months ended March 31, 2019 include the net loss of the Company offset by non-cash expense items including depreciation and amortization of $9,929, common stock share value issued for director services of $31,250, and $298,739 of amortization of debt discount to interest expense associated with the financings of the current debt facilities. Further, cash from operations for the period included of a net increase in accounts receivable of $101,080; a use of cash of $102,700 related to the increase in prepaid expenses primarily for funding our annual business insurance policies; a generation of cash of $48,672 associated with the reduction of deposits which was used to offset a monthly rent payment per the terms of our lease; a generation of cash of $225,958 related to the increase in accounts payable primarily due to the timing of purchases and our ability to make payments; a generation of cash of $84,179 related to the increase in accrued liabilities primarily due to an accrued payroll period; a generation of cash amounting to $68,322 related to the increase in deferred revenue for a prepayment for an EVARC™ unit by a customer.

Cash used in investing activities included $125,142 to purchase equipment, primarily for a demo EV ARCTM unit and a forklift truck and $18,370 for patent related costs during the three months ended March 31, 2020. In the three months ended March 31, 2019, $10,119 was used to fund patent related costs while $3,110 was used to purchase manufacturing equipment.

During the three months ended March 31, 2020, cash generated by our financing activities included $282,350 in proceeds received from the exercise of warrants and we used cash of $2,718 for the repayment of an auto loan. During the three months ended March 31, 2019, cash generated by financing activities was primarily net borrowings on our line of credit facility amounting to $158,442 offset by auto loan payments of $2,583 and funding of deferred equity offering costs of $38,686.

While the Company has been attempting to grow market awareness and focusing on the generation of sales, the Company has not generally earned a gross profit on its sales of products during prior years. However, during 2019 and in the first quarter ended March 31, 2020, we were close to breakeven on the gross profits on the sales of our products and we believe that our gross profits will improve as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for increasing gross profits on the EV ARC™ product in the future.  The Company may continue to rely on capital from the private or public issuance of its securities, if or when needed, as well as initiating future debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

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

During the period covered by this filing, we conducted a continued evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, we do not yet have sufficient controls and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company intends to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2019, we had identified the following material weaknesses, of which the items below still exist as of March 31, 2020 and through the date of this report:

•	Because of the size of the Company and the Company’s limited administrative staff, controls related to the segregation of certain duties had not yet been developed or instituted by the Company as of December 31, 2019. During the three months ended March 31, 2020, we have hired an accounting staff member who is now providing segregation of duties procedures pertaining to cash payments, payroll, general ledger procedures and banking transactions. We expect that by the end of the quarter ended June 30, 2020, they will be fully trained, and the procedures will be documented, which will complete this item.

•	In addition, the Company currently does not have automated manufacturing or purchasing systems in place to track inventory purchases, transactions, bills of material, part numbers, product costing, labor or a perpetual inventory system. The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall to wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. A manufacturing system will also provide better management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory.

Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Corrective Action

Management intends to complete training for the new accounting staff member, and then document procedures to ensure that we have covered any likely disclosure weakness related to segregation of duties. In addition, we plan to introduce and implement a manufacturing and purchasing system for the year ending December 31, 2020. This system will provide added controls for the management of inventory and purchasing which will strengthen our disclosure controls.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2020, management hired an accounting staff member to assume certain duties in the department which will segregate controls so that there are checks and balances with regard to cash disbursement, payroll, banking transactions and general ledger transactions. Management has also begun to search for a new or upgraded Enterprise Resource Planning system that will provide better internal controls and procedures over our purchasing and manufacturing processes and better processes to track and maintain our bill of materials and perpetual inventory.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A stock option was granted on January 2, 2020 to the Company’s Vice President of Sales and Marketing to purchase up to 49,104 unregistered shares of the Company’s common stock. These options will vest over 4 years and have an exercise price of $4.57 per share.

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

Dated: May 14, 2020	Envision Solar International, Inc.

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

