Form 10-Q
period 2020-06-30
Envision Solar International, Inc.
filed 2020-08-13
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended June 30, 2020

Commission File Number 000-53204

Envision Solar International, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

5660 Eastgate Dr.

San Diego, California 92121

(858) 799-4583

(Address and telephone number of principal executive offices)

Title of each class	Trading Symbol(s)	Name of each exchange in which registered
Common stock, $0.001 par value	EVSI	Nasdaq Capital Market

Warrants	EVSIW	Nasdaq Capital Market

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of August 10, 2020 was 6,687,794.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Envision Solar International, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$1,952,394	$3,849,456
Accounts receivable, net of $0 and $2,429 reserve for bad debt at June 30, 2020 and December 31, 2019, respectively	829,478	764,534
Prepaid and other current assets	294,230	147,686
Inventory, net	2,278,271	1,843,880
Total current assets	5,354,373	6,605,556

Property and equipment, net	293,445	419,420

Other assets
Patents, net	247,055	205,154
Deposits	50,619	56,869
Deferred equity offering costs	6,986	–
Total other assets	304,660	262,023

Total assets	$5,952,478	$7,286,999

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$359,001	$485,019
Accrued expenses	560,646	654,275
Sales tax payable	22,424	6,213
Deferred revenue	80,183	93,609
Convertible note payable - related party, net of debt discount of $5,990 at December 31, 2019	–	214,427
Note payable	339,262	–
Auto loan - current portion	3,821	9,294
Total liabilities	1,365,337	1,462,837

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of June 30, 2020 and December 31, 2019, respectively.	–	–
Common stock, $0.001 par value, 9,800,000 shares authorized, 5,277,849 and 5,208,170 shares issued or issuable and outstanding at June 30, 2020 and December 31, 2019, respectively.	5,277	5,207
Additional paid-in-capital	52,167,923	51,628,536
Accumulated deficit	(47,586,059)	(45,809,581)

Total stockholders' equity	4,587,141	5,824,162

Total liabilities and stockholders' equity	$5,952,478	$7,286,999

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$1,455,158	$1,640,350	$2,772,210	$2,829,945

Cost of revenues	1,399,822	1,578,805	2,756,515	2,821,502

Gross profit	55,336	61,545	15,695	8,443

Operating expenses

Operating expenses (including stock based compensation expense of $222,272 and $66,332 for the six months ended June 30, 2020 and 2019, respectively)	888,456	740,513	1,790,456	1,263,180

Loss from operations	(833,119)	(678,968)	(1,774,760)	(1,254,737)

Other income (expense)
Interest income	627	22,685	9,519	24,029
Interest expense	(665)	(326,760)	(10,437)	(701,966)
Total other income (expense)	(38)	(304,075)	(918)	(677,937)

Loss before tax expense	(833,157)	(983,043)	(1,775,678)	(1,932,674)

Tax expense	800	831	800	831

Net loss	$(833,957)	$(983,874)	$(1,776,478)	$(1,933,505)

Net loss per share - basic and diluted	$(0.16)	$(0.21)	$(0.34)	$(0.51)

Weighted average shares outstanding - basic and diluted	5,257,681	4,667,297	5,240,427	3,766,041

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-in-	Accumulated	Equity
	Stock	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	2,906,630	$2,907	$39,392,073	$(41,875,659)	$(2,480,679)

Stock issued for director services	3,750	3	31,247	–	31,250
Value of warrants and beneficial conversion features related to debt instruments	–	–	3,967	–	3,967
Stock option expense	–	–	2,301	–	2,301
Net loss for the three months ended March 31, 2019	–	–	–	(949,631)	(949,631)
Balance at March 31, 2019	2,910,380	$2,910	$39,429,588	$(42,825,290)	$(3,392,792)

Stock Issued for Director Services	3,750	4	31,246	–	31,250
Stock Option Expense	–	–	1,531	–	1,531
Shares Issued for Cash	2,200,000	2,200	13,195,800	–	13,198,000
Warrants Issued for Cash	–	–	3,000	–	3,000
Cash Fees Related to Stock Offering	–	–	(1,370,879)	–	(1,370,879)
Fractional Share Cash Payment	(21)	–	(171)	–	(171)
Fractional Shares Issued from Reverse Split	187	–	–	–	–
Net Loss for the Three Months Ended June 30, 2019	–	–	–	(983,874)	(983,874)
Balance at June 30, 2019	5,114,296	$5,114	$51,290,115	$(43,809,164)	$7,486,065

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders' Equity
	Stock	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	5,208,170	$5,207	$51,628,536	$(45,809,581)	$5,824,162

Stock issued for director services	14,813	15	78,432	–	78,447
Stock issued to escrow account - unvested	(14,813)	(15)	15	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	43,993	44	282,306	–	282,350
Net loss for the three months ended March 31, 2020	–	–	–	(942,521)	(942,521)
Balance at March 31, 2020	5,252,163	$5,251	$52,016,357	$(46,752,102)	$5,269,506

Stock issued for director services	15,073	15	89,674	–	89,689
Stock issued to escrow account - unvested	5,335	6	(6)	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	5,278	5	34,830	–	34,835
Net loss for the three months ended June 30, 2020	–	–	–	(833,957)	(833,957)
Balance at June 30, 2020	5,277,849	$5,277	$52,167,923	$(47,586,059)	$4,587,141

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

Envision Solar International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Operating Activities:
Net loss	$(1,776,478)	$(1,933,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,552	19,963
Common stock issued for services	168,136	62,500
Compensation expense related to grant of stock options	54,136	3,832
Amortization of debt discount	5,990	523,427
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(64,944)	(74,930)
Prepaid expenses and other current assets	(262,944)	(402,675)
Inventory	(308,438)	(132,450)
Deposits	6,250	48,672
Increase (decrease) in:
Accounts payable	(126,018)	(712,177)
Accrued expenses	143,663	(286,774)
Convertible note payable issued in lieu of salary - related party	(220,417)	25,000
Sales tax payable	16,211	14,101
Deferred revenue	(13,426)	(675)
Net cash used in operating activities	(2,356,727)	(2,845,691)

Investing Activities:
Purchase of equipment	(140,241)	(6,115)
Funding of patent costs	(44,082)	(21,670)
Net cash used in investing activities	(184,323)	(27,785)

Financing Activities:
Borrowings (repayments) on convertible line of credit, net	–	(960,000)
Repayments of convertible notes payable	–	(1,650,616)
Borrowings (repayments) on notes payable	339,262	(862,500)
Repayments of auto loan	(5,473)	(5,191)
Proceeds from warrant exercises	317,185	–
Payments of deferred equity offering costs	(6,986)	(1,175,852)
Fractional share payments	–	(171)
Proceeds from issuance of common stock and warrants, pursuant to public offering	–	13,201,000
Net cash provided by financing activities	643,988	8,546,670

Net increase (decrease) in cash	(1,897,062)	5,673,194

Cash at beginning of period	3,849,456	244,024

Cash at end of period	$1,952,394	$5,917,218

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$52,671	$363,326
Cash paid for taxes	$800	$831

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recording of debt discount	$–	$3,967
Transfer of prepaid asset to inventory	$116,400	$322,868
Recording of right of use asset and corresponding liability	$–	$872,897
Depreciation capitalized into inventory	$9,554	$13,291
Reclassification of deferred equity offering costs to APIC	$–	$195,027

The accompanying unaudited notes are an integral part of these unaudited Financial Statements

ENVISION SOLAR INTERNATIONAL, INC.

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Solar International, Inc., a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Envision”) is a sustainable technology innovation company based in San Diego, California. We invent, design, engineer, manufacture and sell renewably energized products that enable vital and highly valuable services in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ ease of deployment, reliability, accessibility, and total cost of ownership, rather than producing the cheapest kilowatt hour with the help of subsidies.

Envision’s products and proprietary technology solutions target three markets that are experiencing significant growth with annual global spending in the billions of dollars:

•	electric vehicle (EV) charging infrastructure;

•	out of home advertising platforms; and

•	energy security and disaster preparedness.

The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security that are rapidly deployable and attractively designed.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2020 and 2019, and our financial position as of June 30, 2020, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. On March 19, 2020, California’s Governor Newsom issued a “shelter at home” order. Envision is exempt from the “shelter at home” order as it falls within the transportation and energy infrastructure sector identified by Presidential Policy Directive 21 (PPD-21). As a result, the Company is still able to produce product and continue delivering orders. However, we have seen some delays and cancellations of opportunities in our pipeline as a result of funding issues, priority issues or temporary business closures. The Company will continue to monitor its progress and communicate with shareholders as necessary.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2020. As of June 30, 2020, $1,728,936 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended June 30, 2020, revenues from four customers accounted for 39%, 18%, 12% and 11% of total revenues, and for the six months ended June 30, 2020, revenues from two customers accounted for 20% and 12% of total revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2020, accounts receivable from six customers accounted for 28%, 11%, 10%, 10%, 10% and 10% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Cash and Cash Equivalents

For the purposes of the unaudited condensed statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2020 and December 31, 2019 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At June 30, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Patents

The Company believes it will achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a Patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $2,182 and $1,602 in the six-month periods ended June 30, 2020 and 2019, respectively.

Leases

The Company uses Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” to account for its leases whereby almost all leases are recognized on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less. Monthly lease payments on our sole operating lease range from $48,672 to $50,619 through the term of the lease. We calculated the present value of the remaining lease payment stream using our effective borrowing rate of 10%. We have recorded a right-of-use asset amounting to $79,098 included in property, plant and equipment and corresponding liability included in accrued expenses amounting to $87,290 related to this lease at June 30, 2020.

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

Revenues on a bill-and-hold arrangement are recognized when control of the product is transferred to the customer, but physical possession of the product transfers at a point in time in the future. To determine this, the reason for the arrangement must be substantive, the product must be separately identified and ready for physical transfer, and the product cannot be directed to another customer.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2020, the Company has no product warranty accrual given the Company’s fluctuating historical financial warranty expense.

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

Options to purchase 288,808 common shares and warrants to purchase 2,486,519 common shares were outstanding at June 30, 2020. These shares were not included in the computation of diluted loss per share for the three or six months ended June 30, 2020 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information." During the six months ended June 30, 2020 and 2019, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

As reflected in the accompanying unaudited condensed financial statements for the six months ended June 30, 2020, the Company had a net loss and net cash used in operating activities of $1,776,478 and $2,356,727, respectively. Additionally, at June 30, 2020, the Company had an accumulated deficit of $47,586,059. The Company has incurred significant losses from operations since inception, and such losses are expected to continue.

In April and May 2019, the Company received approximately $8.5 million of cash, net of offering costs and repayment of certain debt, under an equity offering. This cash eliminated most of the Company debt and provided working capital for ongoing operations.

The cash balance at June 30, 2020 was $1,952,394 and our working capital was $3,989,036 at June 30, 2020.

On July 7, 2020, the Company closed a public offering and received net proceeds of approximately $10.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the proceeds for working capital and general corporate purposes.

With these financings, management believes it has sufficient cash to fund its liabilities and operations for the next twelve months from the issue date of this report. In addition, we have warrants that are exercisable and could provide proceeds of $15,943,576 cash.

3.	INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2020	2019
Finished goods	$313,003	$716,478
Work in process	703,227	303,594
Raw materials	1,273,465	835,232
Inventory allowance	(11,424)	(11,424)
Total inventory	$2,278,271	$1,843,880

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30,	December 31,
	2020	2019
Lease liability	$87,291	$349,160
Accrued vacation	204,280	175,231
Accrued salaries	162,334	75,829
Accrued interest	565	48,884
Other accrued expense	106,176	5,171
Total accrued expenses	$560,646	$654,275

5.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY AND NOTE PAYABLE

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

On May 1, 2020, the Company received a U.S. Small Business Administration Paycheck Protection Program loan of $339,262 which was offered through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). This loan was recorded as a note payable, is subject to a 1% annual interest rate and has a two year term. This low interest loan was intended to support short term cash flow in the event we were more heavily impacted by the COVID-19 virus.

6.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of June 30, 2020, the loan has a short-term balance of $3,821.

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Director Compensation

On September 17, 2019, the Board, upon the recommendation of its Compensation Committee, granted two directors annual grants of 12,500 shares each, and the lead director was issued an annual grant of 17,500 shares, which vest quarterly in four (4) equal installments. The grant date was determined to be September 17, 2019 as that was when a mutual understanding of the key terms and conditions of the grants was reached. On the grant date, these shares had a per share fair value of $5.50 based on the quoted trading price, or $233,750. 10,625 shares vested in 2019. During the three months ended March 31, 2020, 10,625 of these shares vested generating an expense of $53,447 and during the three months ended June 30, 2020, 10,625 shares vested generating an expense of $58,439. At June 30, 2020, 10,625 shares were held unvested in escrow for these directors representing $58,439 of unrecognized restricted stock grant expense.

On October 1, 2019, the Board approved two grants of restricted stock of the Company to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on October 1, 2019. On the grant date, the shares had a per share fair value of $5.97 and 25,124 shares were granted. 12,562 shares vested in 2019. In addition, on June 17, 2020, the Board approved two additional restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on June 17, 2020. On the grant date, the shares had a per share fair value of $7.35 and 20,408 shares were granted. During the three months ended March 31, 2020, 4,188 of these shares vested generating an expense of $25,000 and during the three months ended June 30, 2020, 4,448 shares vested generating an expense of $31,250. At June 30, 2020, 24,334 shares were held unvested in escrow for Mr. Wheatley representing $168,750 of unrecognized restricted stock grant expense.

9.	STOCK OPTIONS AND WARRANTS

Stock Options

During the six months ended June 30, 2020, an option was granted to an employee to purchase up to 49,104 shares of the Company’s common stock. These options will vest over 4 years and have an exercise price of $4.57 per share. The Company estimated the fair value of these options at $222,612 utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these options include volatility of 198.91% based on historical volatility, expected dividends of 0.0%, a discount rate of 1.79% and expected term of 7.0 years based on the simplified method.

During the six months ended June 30, 2020 and 2019, the Company recorded non-cash stock-based compensation of $54,136 and $3,832, respectively. As of June 30, 2020, there is $357,040 of unrecognized stock option-based compensation expense that will be recognized over the next four years.

The number of options to purchase capital stock that were outstanding at June 30, 2020 was 288,808. During the six months ended June 30, 2020, there were no options forfeited or expired.

Warrants

During the six months ended June 30, 2020, 49,271 warrants were exercised generating $317,185 of proceeds. At June 30, 2020, there were 2,486,519 warrants outstanding at a weighted average exercise price of $6.41.

10.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the Six Months Ended
	June 30,
	2020	2019
Product sales	$2,725,429	$2,825,057
Maintenance fees	41,281	4,888
Professional services	10,565	–
Discounts and allowances	(5,065)	–
Total revenues	$2,772,210	$2,829,945

International revenues were $81,538, or 3% of revenues, and $0 during the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020 and December 31, 2019, deferred revenue was $80,183 and $93,609, respectively. The June 30, 2020 balance consists of deferred maintenance fees pertaining to services to be provided through the second quarter of 2025.

At December 31, 2018, the Company accrued expected contract losses of $71,744 on an order for a customer that shipped in 2019. As the units were delivered, the loss accrual was proportionally reduced. In the six months ended June 30, 2019, $68,593 was released from the accrual to reduce cost of revenues.

11.	SUBSEQUENT EVENTS

The Company filed a “shelf” registration statement on Form S-3 and an accompanying prospectus with the Securities and Exchange Commission on May 26, 2020. On July 7, 2020, the Company closed an underwritten public offering issuing 1,393,900 shares, with a public offering price of $8.25 per share, generating approximately $10,600,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the aggregate net proceeds primarily for working capital and general corporate purposes.

In July 2020, 13,846 warrants were exercised generating proceeds of $87,230 and a stock option was exercised for 2,199 shares of common stock which was done as a cashless exercise and generated no proceeds.

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

Overview

Envision invents, designs, engineers, manufactures and sells renewably energized products and proprietary technology solutions serving three markets with annual global spending in the billions of dollars and that are experiencing significant growth:

•	electric vehicle (EV) charging infrastructure;

•	outdoor media advertising; and

•	energy security and disaster preparedness.

The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security that are rapidly deployable and attractively designed.

Electric Vehicle Charging Infrastructure

We currently produce two categories of products: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. In late 2019, we began deploying our upgraded version of our EV ARC™, the EV ARC™ 2020, which provides all of the features of the original EV ARC™ in addition to elevating the electronics under the solar canopy to make the unit flood-proof up to 9.5 feet, provides more space to park and provides added security for the electrical components. In addition, we have two new categories of products in development. On December 31, 2019, our patent for the EV-Standard™ product was issued, and a fourth category of product, the UAV ARC™ drone charging product, is awaiting patent approval. All four product lines incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator, along with battery storage. The EV ARC™ product is a permanent solution in a transportable format and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed but uses an existing streetlamp’s foundation and grid connection for curbside charging. The UAV ARC™ is a permanent solution in a transportable format and will be used to charge drone (UAV) fleets. Our EV charging solutions for electric vehicles and aerial drones can, or in the case of the products currently under development, are expected to, produce, deliver, and store power without the time and expense of having to be connected to the utility grid.

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

We believe our chief differentiators for our electric vehicle charging infrastructure products are:

•	our ability to invent, design, engineer, and manufacture renewably energized products which dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our products’ capability to operate during grid outages and to provide a source of emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to create new and patentable inventions which are a complex integration of our own proprietary technology and parts, with other commonly available engineered components, creating a further barrier to entry for our competition.

Historically, we have recognized revenue primarily from the sale of EV ARCs™ to large commercial businesses, such as Google, Genentech, and Johnson & Johnson, and government agencies such as the City of New York, the State of California and the U.S. Navy. Our contract with the City of New York was renewed in March 2020 to extend through April 2021 and our State of California contract will expire on June 23, 2021 and has a one-year renewal option through June 23, 2022 at the State of California’s option.

Outdoor Media Advertising

This business opportunity involves a partnership with a third party media company, whereby we solicit revenue from potential sponsors and from advertisers willing to pay fees to us or to our media partners to display their brands, messages and advertisements on the surfaces of our products or on outdoor digital or static screens mounted on our EV charging solutions. We have yet to launch our outdoor media advertising program other than initial discussions with media companies and cities and developing our revenue model.

Energy Security and Disaster Preparedness

Our energy security business is connected with the deployment of our EV charging infrastructure products which includes an integrated emergency power panel, powered by solar power and battery storage, which can continue to operate and deliver emergency power during utility grid failures or blackouts and brownouts. Our onboard state-of-the-art storage batteries installed on our EV chargers provide another reason for certain customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators, to buy our products. As an example of the benefit our emergency power capability provides, in April 2020, one of our California municipalities re-deployed two of their EV ARC™ units to COVID-19 response facilities to provide emergency power for medical equipment without the fumes and noise of a power generator.

Our current list of products includes:

1.	EV ARC™ Electric Vehicle Autonomous Renewable Charger (patented).

2.	Transformer (patented) EV ARC™ 2020 Stowable Electric Vehicle Autonomous Renewable Charger (EV ARC™ 2020).

3.	EV ARC™ DC Fast Charging Electric Vehicle Autonomous Renewable Charger (EV ARC™ DCFC).

4.	EV ARC™ Media Electric Vehicle Autonomous Renewable Charger with advertising screen and or branding/messaging.

5.	EV ARC™ Autonomous Renewable Motorcycle Charger.

6.	EV ARC™ Autonomous Renewable Bicycle Charger.

7.	ARC Mobility™ Transportation System.

8.	The patented Solar Tree® DCFC product, a single column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more medium or heavy duty electric vehicles.

Our current products can be upgraded with the addition of the following features:

1.	EnvisionTrak™ sun tracking technology (patented),
2.	Data capture and management (IoT),
3.	SunCharge™ solar powered EV charging,
4.	ARC™ technology energy storage,
5.	E-Power emergency power panels,
6.	LED lighting,
7.	Media and branding screens, and
8.	Security cameras, WiFi, sound, and emergency call boxes.

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

Revenues on a bill-and-hold arrangement are recognized when control of the product is transferred to the customer, but physical possession of the product transfers at a point in time in the future. To determine this, the reason for the arrangement must be substantive, the product must be separately identified and ready for physical transfer, and the product cannot be directed to another customer.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally exceeds this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2020 and 2019, the Company has no product warranty accrual given the Company’s fluctuating historical financial warranty expense.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the six months ended June 30, 2020.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenues. For the three months ended June 30, 2020, revenues were $1,455,158, compared to $1,640,350 for the three months ended June 30, 2019, an 11% decrease. Revenues in the three months ended June 30, 2020 included our first EV ARC™ shipment into Canada and our second solar-powered EV DC fast charging deployment to a California rest area. We also delivered two of our earlier generation Solar Tree® solar-powered sustainable infrastructure products in addition to several other EV ARC™ units. Our latest generation of Solar Tree® products currently sold and in manufacturing are designed to provide charging for electric buses, electric heavy-duty vehicles, electric agricultural equipment, public transportation and growing electric vehicle options in the construction industry. This compares to revenues for the three months ended June 30, 2019 which included the delivery of 16 units to one customer, the City of New York. As of June 30, 2020, our contracted backlog was approximately $2.6 million. This includes an order from Electrify America for $2.0 million received during the quarter ended March 31, 2020 for 30 EV ARC™ charging stations to be deployed in rural areas of California. The COVID-19 virus has caused some delays and cancellations of opportunities in our pipeline as a result of funding issues, priority issues or business closures. However, we have added an additional sales consultant to strengthen our sales team and we are focused on other opportunities in our pipeline that continue moving forward. Our shipments will continue to fluctuate each quarter due to the varying size of orders and timing of deliveries.

Gross Profit. For the three months ended June 30, 2020, we had a gross profit of $55,336 compared to a gross profit of $61,545 for the three months ended June 30, 2019, a 10% decrease. The gross profit in the quarter ended June 30, 2019 benefited from the reversal of $30,611 of expense for losses that were accrued at December 31, 2018. Our low gross profit is caused by several factors. First, we have priced our units to be competitive and to gain market share in the EV charging market. In doing so, we are targeting to increase our revenue which will allow us to spread our fixed costs related to our manufacturing facility and production management over more units produced, reducing the fixed cost per unit. Also, with a higher volume of production, we expect that our labor will work more efficiently by having a more consistent repetitive processes, which will reduce the cost per unit. With higher volume we are able to negotiate better volume pricing from suppliers and we are continually looking for cost reduction opportunities in our production processes. Warranty costs increased by $30,522 in the three months ended June 30, 2020 compared to the same period in the prior year due to the addition of a full time technical support person to support the units in the field and an increase in repairs.

Operating Expenses. Total operating expenses were $888,456 for the three months ended June 30, 2020, compared to $740,513 for the same period in 2019, an increase of $147,943. The increase in operating expense was partially attributable to an investment in our sales and marketing resources to build Company and product awareness with the intent to increase revenues. Operating expenses increased by $73,181 for sales personnel and commissions and $54,902 for sales and marketing consultants, which was offset by a reduction of $80,000 for a one-time consulting fee for business development in the quarter ended June 30, 2019. In addition, operating expenses increased by $83,976 for non-cash compensation expense for stock option expense and vesting of director restricted shares and $84,041 for increased salaries and the addition of medical benefits. These increases in expenses were partially offset by a $66,555 reduction of travel and trade shows due to the COVID-19 pandemic, and $1,602 of other reductions.

Other Income and Expense. Interest expense was $665 for the three months ended June 30, 2020 compared to $326,760 for the same period in 2019, due to the repayment of debt in 2019, following the Company’s public offering. Interest income decreased by $22,058 due to the high cash deposits last year following the public offering, prior to the payment of debt and cash usage.

Net Loss. Our net loss was $833,957 for the three months ended June 30, 2020, a $149,917 decrease from a net loss of $983,874 for the same period in 2019, primarily due to a reduction in interest expense, partially offset by an increase in operating expenses.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and 2019

Revenues.  For the six months ended June 30, 2020, revenues were $2,772,210, compared to $2,829,945 for the six months ended June 30, 2019, a 2% decrease. Revenues in the six months ended June 30, 2020 included a wide variety of customers, including several municipalities and state agencies in various states and in Canada, a couple colleges, a large commercial business and two nonprofit organizations. We have also sold a variety of different products during this period, including our traditional EV ARC™, our new EV ARC™ 2020, a DC fast charging station for a California rest stop and two Solar Tree® solar-powered sustainable infrastructure products for large vehicles. This compares to revenues for the six months ended June 30, 2019 where 79% of our revenue resulted from the delivery of 34 units to one customer, the City of New York. Our shipments will continue to fluctuate each quarter due to the varying size of orders and timing of deliveries.

Gross Profit.  For the six months ended June 30, 2020, we had gross profit of $15,695 compared to gross profit of $8,443 for the period ended June 30, 2019. The gross profit in the period ended June 30, 2019 benefited from the reversal of $68,593 of expense for losses that were accrued at December 31, 2018. Our low gross profit is caused by several factors. First, we have priced our units to be competitive and to gain market share in the EV charging market. In doing so, we are targeting to increase our revenue which will allow us to spread our fixed costs related to our manufacturing facility and production management over more units produced, reducing the fixed cost per unit. Also, with a higher volume of production, we expect that our labor will work more efficiently by having a more consistent repetitive processes, which will reduce the cost per unit. With higher volume we are able to negotiate better volume pricing from suppliers and we are continually looking for cost reduction opportunities in our production processes. Warranty costs increased by $56,613 in the six months ended June 30, 2020 compared to the same period in the prior year due to the addition of a full time technical support person to support the units in the field and an increase in repairs.

Operating Expenses. Total operating expenses were $1,790,456 for the six months ended June 30, 2020 compared to $1,263,180 for the same period in 2019, a 42% increase. The increase in operating expense was partially attributable to an investment in our sales and marketing resources to build Company and product awareness with the intent to increase revenues. Operating expenses increased by $100,212 for sales personnel and commissions and $184,479 for sales and marketing consultants, which was offset by a reduction of $80,000 for a one-time consulting fee for business development in the quarter ended June 30, 2019. In addition, operating expenses increased by $155,940 for non-cash compensation expense for stock option expense and vesting of director restricted shares, $144,798 for increased salaries and the addition of medical benefits and $66,285 other expense. These increases in expenses were partially offset by a $44,438 reduction of travel and trade shows in the quarter ended June 30, 2020, due to the COVID-19 pandemic.

Other Income and Expense. Interest expense was $10,437 for the six months ended June 30, 2020 compared to $701,966 for the same period in 2019, a 99% decrease, due to the repayment of debt in 2019 following the Company’s public offering. Interest income decreased by $14,510 due to due to the high cash deposits last year following the public offering, prior to the payment of debt and cash usage.

Net Loss. We had a net loss of $1,776,478 for the six months ended June 30, 2020, compared to a net loss of $1,933,505 for the same period in 2019. The decrease in net loss was primarily due to a reduction of interest expense, partially offset by higher operating expenses.

Liquidity and Capital Resources

At June 30, 2020, we had cash of $1,952,394. We have historically met our cash needs through a combination of proceeds from private placements of our securities, loans and through a public offering. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed statements of cash flows, are summarized in the table below:

	June 30,
	2020	2019
Cash provided by (used in):
Net cash used in operating activities	$(2,356,727)	$(2,845,691)
Net cash used in investing activities	$(184,323)	$(27,785)
Net cash provided by financing activities	$643,988	$8,546,670

Operating Activities

Our operating activities resulted in cash used in operations of $2,356,727 for the six months ended June 30, 2020, compared to cash used in operations of $2,845,691 for the same period in 2019. Net loss of $1,776,478 for the six months ended June 30, 2020 was decreased by $249,814 for non-cash expense items that included depreciation and amortization of $21,552, common stock issued for services for director compensation of $168,136, non-cash compensation expense related to stock options of $54,136 and $5,990 for amortization of debt discount to interest expense associated with the related party note. Cash used in operations for the period included increases in inventory by $308,438 based on forecasted deliveries, prepaid expenses and other current assets of $262,944 for vendor prepayments for inventory, rent, insurance and others, increase in accounts receivable of $64,944 due to a slow paying customer from Q4 2019, payment of a convertible note originally issued in lieu of salary for a related party of $220,417, decrease in accounts payable of $126,018 and a $13,426 decrease in deferred revenue for a deposit from a customer. Cash provided by operations included an increase of $143,663 for accrued expenses, primarily for payroll and related expenses and an overpayment by a customer, $16,211 for an increase for sales tax payable and $6,250 for deposits.

Our operating activities resulted in cash used in operations of $2,845,691 for the six months ended June 30, 2019. Principal elements of cash flow for the six months ended June 30, 2019 include a $1,933,505 net loss of the Company offset by $609,722 of non-cash expense items including depreciation and amortization of $19,963, common stock share value issued for director services of $62,500, non-cash compensation expense for stock options of $3,832 and $523,427 of amortization of debt discount to interest expense associated with the financings of the current debt facilities. Further, cash used in operations for the period included increases in accounts receivable of $74,930, prepaid expenses and other current assets of $402,675 due to an insurance renewal and vendor prepayments, and inventory of $132,450 to build for our sales forecast, and decreases in accounts payable of $712,177 to bring our accounts current following the public offering, accrued expenses of $286,774 for the capitalized lease and a payroll period and deferred revenue of $675. This is partially offset by cash provided by operating activities from a decrease in deposits of $48,672 and increases in convertible note payable issued in lieu of salary – related party of $25,000 and sales tax payable of $14,101.

Cash used in investing activities included $140,241 to purchase equipment, primarily for a demo EV ARC™ unit and a forklift truck and $44,082 for patent related costs during the six months ended June 30, 2020. In the six months ended June 30, 2019, $21,670 was used to fund patent related costs while $6,115 was used to purchase manufacturing equipment.

During the six months ended June 30, 2020, cash generated by our financing activities included $317,185 in proceeds received from the exercise of warrants and we borrowed $339,262 through the Small Business Administration Paycheck Protection Program made available through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). During this period, we used cash of $5,473 for the repayment of an auto loan and $6,986 of deferred equity offering costs related to the filing of Form S-3 registration statement. During the six months ended June 30, 2019, cash generated by financing activities was $8,546,670 was a result of $13,201,000 in proceeds we received from issuance of common stock pursuant to a public offering, offset by funding of deferred equity offering costs of $1,175,852, net repayments of our line of credit facility of $960,000, and repayment of debt of $2,518,307.

While the Company has been attempting to grow market awareness and focusing on the generation of sales, the Company has historically had negative gross profits and is just starting to earn a small gross profit on its sales of products in the current year and we believe that our gross profits will improve as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for increasing gross profits on the EV ARC™ product in the future.

On July 7, 2020, the Company issued 1,393,900 shares of common stock in an underwritten public offering at $8.25 per share, generating approximately $10,600,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the aggregate net proceeds primarily for working capital and general corporate purposes until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, we do not yet have sufficient controls and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company intends to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2019, we had identified the following material weaknesses, of which the items below still exist as of June 30, 2020 and through the date of this report:

•	Because of the size of the Company and the Company’s limited administrative staff, controls related to the segregation of certain duties had not yet been developed or instituted by the Company as of December 31, 2019. During the three months ended March 31, 2020, we hired an accounting staff member who is now providing segregation of duties procedures pertaining to cash payments, payroll, general ledger procedures and banking transactions. We have completed training and are proceeding with documenting procedures and will begin testing in the quarter ended September 30, 2020.

•	In addition, the Company currently does not have automated manufacturing or purchasing systems in place to track inventory purchases, transactions, bills of material, part numbers, product costing, labor or a perpetual inventory system. The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall to wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. A manufacturing system will also provide better management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory.

Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Corrective Action

Management intends to continue documenting procedures to ensure that we have covered any likely disclosure weakness related to segregation of duties. In addition, we plan to introduce and implement a manufacturing and purchasing system for the year ending December 31, 2020. This system will provide added controls for the management of inventory and purchasing which will strengthen our disclosure controls.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2020, management has trained a new accounting staff member to assume certain duties in the department which now segregates controls so that there are checks and balances with regard to cash disbursement, payroll, banking transactions and general ledger transactions. We have begun drafting control procedures which should be done by the end of September 30, 2020. Management has also begun to search for a new or upgraded Enterprise Resource Planning (ERP) system that will provide better internal controls and procedures over our purchasing and manufacturing processes and better processes to track and maintain our bill of materials and perpetual inventory. We are in the process of hiring a Director of Operations and would like to have that position filled in time to support the selection and implementation of the ERP system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2020, a stock option was exercised for 2,199 unregistered shares of the Company’s common stock which was done as a cashless exercise and generated no proceeds.

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

Dated: August 13, 2020	Envision Solar International, Inc.

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

