Form 10-Q
period 2020-09-30
Beam Global
filed 2020-11-12
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2020

Commission File Number 000-53204

Beam Global
(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

5660 Eastgate Dr.

San Diego, California 92121

(858) 799-4583

(Address and telephone number of principal executive offices)

Envision Solar International, Inc.

(Former name, former address and formal fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange in which registered
Common stock, $0.001 par value	BEEM	Nasdaq Capital Market
Warrants	BEEMW	Nasdaq Capital Market

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of November 9, 2020 was 7,023,951.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$12,332,224	$3,849,456
Accounts receivable, net of $0 and $2,429 reserve for bad debt at September 30, 2020 and December 31, 2019, respectively	1,310,153	764,534
Prepaid and other current assets	261,449	147,686
Inventory, net	1,918,712	1,843,880
Total current assets	15,822,538	6,605,556

Property and equipment, net	137,009	103,031
Operating lease right of use asset	2,558,399	316,389
Patents, net	271,432	205,154
Deposits	52,000	56,869
Total assets	$18,841,378	$7,286,999

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$370,791	$485,019
Accrued expenses	482,755	305,115
Sales tax payable	80,916	6,213
Deferred revenue	112,577	93,609
Convertible note payable - related party, net of debt discount of $5,990 at December 31, 2019	–	214,427
Note payable	339,262	–
Operating lease liabilities, current	521,006	349,160
Auto loan	1,019	9,294
Total current liabilities	1,908,326	1,462,837

Operating lease liabilities, noncurrent	2,040,608	–
Total liabilities	3,948,934	1,462,837

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of September 30, 2020 and December 31, 2019, respectively.	–	–
Common stock, $0.001 par value, 9,800,000 shares authorized, 6,778,827 and 5,208,170 shares issued or issuable and outstanding at September 30, 2020 and December 31, 2019, respectively.	6,778	5,207
Additional paid-in-capital	63,571,748	51,628,536
Accumulated deficit	(48,686,082)	(45,809,581)

Total stockholders' equity	14,892,444	5,824,162

Total liabilities and stockholders' equity	$18,841,378	$7,286,999

The accompanying unaudited notes are an integral part of these unaudited financial statements

Beam Global

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$1,237,434	$1,785,724	$4,009,644	$4,615,669

Cost of revenues	1,426,166	1,444,887	4,182,681	4,266,390

Gross profit (loss)	(188,732)	340,836	(173,037)	349,279

Operating expenses	906,962	963,487	2,697,418	2,226,667

Loss from operations	(1,095,695)	(622,651)	(2,870,455)	(1,877,388)

Other income (expense)
Interest income	761	21,739	10,280	45,768
Interest expense	(920)	(7,182)	(11,357)	(709,148)
Total other income (expense)	(159)	14,557	(1,077)	(663,380)

Loss before tax expense	(1,095,854)	(608,094)	(2,871,532)	(2,540,768)

Tax expense	4,169	2,269	4,969	3,100

Net loss	$(1,100,023)	$(610,363)	$(2,876,501)	$(2,543,868)

Net loss per share - basic and diluted	$(0.17)	$(0.12)	$(0.50)	$(0.60)

Weighted average shares outstanding - basic and diluted	6,615,893	5,114,296	5,702,262	4,220,398

The accompanying unaudited notes are an integral part of these unaudited financial statements

Beam Global

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Paid-in-Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	2,906,630	$2,907	$39,392,073	$(41,875,659)	$(2,480,679)

Stock issued for director services	3,750	3	31,247	–	31,250
Value of warrants and beneficial conversion features related to debt instruments	–	–	3,967	–	3,967
Stock option expense	–	–	2,301	–	2,301
Net loss for the three months ended March 31, 2019	–	–	–	(949,631)	(949,631)
Balance at March 31, 2019	2,910,380	$2,910	$39,429,588	$(42,825,290)	$(3,392,792)

Stock Issued for Director Services	3,750	4	31,246	–	31,250
Stock option expense	–	–	1,531	–	1,531
Shares issued for cash	2,200,000	2,200	13,195,800	–	13,198,000
Warrants issued for cash	–	–	3,000	–	3,000
Cash fees related to stock offering	–	–	(1,370,879)	–	(1,370,879)
Fractional Share Cash Payment	(21)	–	(171)	–	(171)
Fractional Shares Issued from Reverse Split	187	–	–	–	–
Net Loss for the Three Months Ended June 30, 2019	–	–	–	(983,874)	(983,874)
Balance at June 30, 2019	5,114,296	$5,114	$51,290,115	$(43,809,164)	$7,486,065

Stock issued for director services	26,250	26	154,974	–	155,000
Stock option expense	–	–	8,260	–	8,260
Net loss for the three months ended September 30, 2019	–	–	–	(610,363)	(610,363)
Balance at September 30, 2019	5,140,546	$5,140	$51,453,349	$(44,419,527)	$7,038,962

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Paid-in-Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	5,208,170	$5,207	$51,628,536	$(45,809,581)	$5,824,162

Stock issued for director services	14,813	15	78,432	–	78,447
Stock issued to escrow account - unvested	(14,813)	(15)	15	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	43,993	44	282,306	–	282,350
Net loss for the three months ended March 31, 2020	–	–	–	(942,521)	(942,521)
Balance at March 31, 2020	5,252,163	$5,251	$52,016,357	$(46,752,102)	$5,269,506

Stock issued for director services	15,073	15	89,674	–	89,689
Stock issued to escrow account - unvested	5,335	6	(6)	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	5,278	5	34,830	–	34,835
Net loss for the three months ended June 30, 2020	–	–	–	(833,957)	(833,957)
Balance at June 30, 2020	5,277,849	$5,277	$52,167,923	$(47,586,059)	$4,587,141

Stock issued for director services	15,073	15	89,674	–	89,689
Stock issued to escrow account - unvested	(15,073)	(15)	15	–	–
Stock option expense	–	–	27,068	–	27,068
Proceeds from issuance of common stock, pursuant to public offering	1,393,900	1,394	11,498,281	–	11,499,675
Warrants exercised	102,179	102	749,625	–	749,727
Stock option exercise (cashless)	2,199	2	(2)	–	–
Stock issued for services	2,700	3	(3)	–	–
Cash fees related to stock offering	–	–	(960,833)	–	(960,833)
Net loss for the three months ended September 30, 2020	–	–	–	(1,100,023)	(1,100,023)
Balance at September 30, 2020	6,778,827	$6,778	$63,571,748	$(48,686,082)	$14,892,444

The accompanying unaudited notes are an integral part of these unaudited financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

Operating Activities:
Net loss	$(2,876,501)	$(2,543,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,434	30,018
Common stock issued for services	257,825	217,500
Compensation expense related to grant of stock options	81,204	12,092
Amortization of debt discount	5,990	524,925
Amortization of operating lease right of use asset	(29,554)	(21,290)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(545,619)	220,875
Prepaid expenses and other current assets	(239,863)	(490,264)
Inventory	143,224	(3,670)
Deposits	4,869	48,672
Increase (decrease) in:
Accounts payable	(114,228)	(654,814)
Accrued expenses	177,640	(203,978)
Convertible note payable issued in lieu of salary - related party	(220,417)	35,417
Sales tax payable	74,703	133,211
Deferred revenue	18,968	(749,108)
Net cash used in operating activities	(3,231,325)	(3,444,282)

Investing Activities:
Purchase of equipment	(153,097)	(9,977)
Funding of patent costs	(69,551)	(41,554)
Net cash used in investing activities	(222,648)	(51,531)

Financing Activities:
Borrowings (repayments) on convertible line of credit, net	–	(960,000)
Repayments of convertible notes payable, net	–	(1,650,616)
Borrowings (repayments) on notes payable	339,262	(862,500)
Repayments of auto loan	(8,275)	(7,843)
Proceeds from warrant exercises	1,066,912	–
Payments of deferred equity offering costs	(960,833)	(1,175,852)
Fractional share payments	–	(171)
Proceeds from issuance of common stock and warrants, pursuant to public offering	11,499,675	13,201,000
Net cash provided by financing activities	11,936,741	8,544,018

Net increase in cash	8,482,768	5,048,205

Cash at beginning of period	3,849,456	244,024

Cash at end of period	$12,332,224	$5,292,229

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$54,156	$363,899
Cash paid for taxes	$4,969	$3,100

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recording of debt discount	$–	$3,967
Transfer of prepaid asset to inventory	$126,100	$541,307
Recording of right of use asset and corresponding liability	$2,605,032	$872,897
Depreciation capitalized into inventory	$15,010	$19,976
Reclassification of deferred equity offering costs to APIC	$960,833	$1,370,879
Transfer of fixed asset to inventory	$76,946	$–

The accompanying unaudited notes are an integral part of these unaudited financial statements

BEAM GLOBAL

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Beam Global (formerly Envision Solar International, Inc.), a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Beam”) is a cleantech innovation company based in San Diego, California. We develop, design, engineer, manufacture and sell renewably energized high-quality products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security, that enable vital and highly valuable services in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ ease of deployment, reliability, accessibility, and total cost of ownership, rather than producing the cheapest kilowatt hour with the help of subsidies.

Beam’s products and proprietary technology solutions target three markets that are experiencing significant growth with annual global spending in the billions of dollars:

•	electric vehicle (EV) charging infrastructure;

•	out of home advertising platforms; and

•	energy security and disaster preparedness.

On September 15, 2020, the Company announced its rebranding and changed its corporate name from Envision Solar International, Inc. to Beam Global (Nasdaq: BEEM and BEEMW).

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019, and our financial position as of September 30, 2020, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders as well as the shutdown of many businesses around the world. To date, while we have seen some delays and cancellations of opportunities in our pipeline as a result of funding issues, priority issues or temporary business closures, the pandemic has not had a material adverse effect on the Company’s financial position or results of operations for the three and nine months ended September 30, 2020. However, it is difficult to predict if these governmental actions and the widespread economic disruption arising from the pandemic will impact our business in the future. The Company will continue to monitor its progress and communicate changes in estimates and assumptions with shareholders, as necessary.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2020. As of September 30, 2020, $12,181,713 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended September 30, 2020, revenues from four customers accounted for 41%, 27%, 14% and 11% of total revenues, and for the nine months ended September 30, 2020, revenues from two customers accounted for 14% and 13% of total revenues, with no other single customer accounting for more than 10% of revenues. At September 30, 2020, accounts receivable from four customers accounted for 42%, 29%, 14% and 10% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended September 30, 2019, revenues from two customers accounted for 62% and 14% of total revenues, and for the nine months ended September 30, 2019, revenues from two customer accounted for 49% and 24% of total revenues, with no other single customer accounting for more than 10% of revenues. At September 30, 2019, accounts receivable from three customers accounted for 47%, 25% and 14% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Cash and Cash Equivalents

For the purposes of the unaudited condensed statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2020 and December 31, 2019, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At September 30, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Patents

The Company believes it will achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $3,273 and $2,397 in the nine-month periods ended September 30, 2020 and 2019, respectively.

Leases

The Company uses Financial Accounting Standards Board Accounting Standards 842 “Leases” to account for its leases whereby almost all leases are recognized on the balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less. The Company entered into a new 5-year lease of our manufacturing facility which began September 1, 2020. Monthly lease payments range from $52,000 to $58,526 through the initial term of the lease. We calculated the present value of the remaining lease payment stream using our effective borrowing rate of 10% and recorded a right-of-use asset and operating lease liability each amounting to $2,605,032 at September 1, 2020.

Revenue Recognition

Beam follows the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2020, the Company has no product warranty accrual given the Company’s fluctuating historical financial warranty expense.

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

Options to purchase 305,308 common shares and warrants to purchase 2,384,340 common shares were outstanding at September 30, 2020. These shares were not included in the computation of diluted loss per share for the three or nine months ended September 30, 2020 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current period 2020 statement presentation. On the Condensed Balance Sheets, the operating lease right of use asset of $316,389 was reclassified from the property and equipment, net line item and the operating lease liabilities, current of $349,160 was reclassified from accrued expenses to conform to the September 30, 2020 presentation.

Segments

The Company follows ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information." During the nine months ended September 30, 2020 and 2019, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

As reflected in the accompanying unaudited condensed financial statements for the nine months ended September 30, 2020, the Company had a net loss and net cash used in operating activities of $2,876,501 and $3,231,325, respectively. Additionally, at September 30, 2020, the Company had an accumulated deficit of $48,686,082. The Company has incurred significant losses from operations since inception, and such losses are expected to continue.

In April and May 2019, the Company received approximately $8.5 million of cash, net of offering costs and repayment of certain debt, under an equity offering. This cash eliminated most of the Company debt and provided working capital for ongoing operations. Also, in July 2020, the Company sold shares of common stock in a public offering and received net proceeds of approximately $10.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the proceeds for working capital and general corporate purposes.

The cash balance at September 30, 2020 was $12,332,224 and our working capital was $13,914,212 at September 30, 2020. With these financings, management believes it has sufficient cash to fund its liabilities and operations for the next twelve months from the issue date of this report. In addition, we have warrants that are exercisable to purchase shares of the Company’s common stock and, if all warrants are fully exercised, the Company would receive additional proceeds of $15,193,848.

3.	INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2020	2019
Finished goods	$306,293	$716,478
Work in process	583,217	303,594
Raw materials	1,040,626	835,232
Inventory allowance	(11,424)	(11,424)
Total inventory	$1,918,712	$1,843,880

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30,	December 31,
	2020	2019
Accrued vacation	$207,301	$175,231
Accrued salaries	196,295	75,829
Accrued interest	1,432	48,884
Other accrued expense	77,727	5,171
Total accrued expenses	$482,755	$305,115

5.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY AND NOTE PAYABLE

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

On May 1, 2020, the Company received a U.S. Small Business Administration Paycheck Protection Program loan of $339,262 which was offered through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). This loan was recorded as a note payable, is subject to a 1% annual interest rate and has a two year term. This low interest loan was intended to support short term cash flow in the event we were more heavily impacted by the COVID-19 virus. We are reporting this as a current liability because we plan to repay it in the quarter ending December 31, 2020.

6.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of September 30, 2020, the loan has a short-term balance of $1,019.

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expired in August 2020 which is the same term of the master lease for which the Company is the subtenant. Monthly lease payments ranged from $48,672 to $50,619 per month in the final year of the lease.

On March 31, 2020, the Company entered into a new 5-year lease agreement for our manufacturing facility which began September 2020 through August 2025. Monthly lease payments range from $52,000 per month to $58,526 per month in the final year of the initial term of the lease. The lease includes two additional one-year options to renew at the Company’s option. We calculated the present value of the remaining lease payment stream using our effective borrowing rate of 10% and recorded a right-of-use asset and operating lease liability each amounting to $2,605,032 at September 1, 2020.

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

Director Compensation

On September 17, 2019, the Board, upon the recommendation of its Compensation Committee, granted two directors annual grants of 12,500 shares each, and the lead director was issued an annual grant of 17,500 shares, which vest quarterly in four (4) equal installments. The grant date was determined to be September 17, 2019 as that was when a mutual understanding of the key terms and conditions of the grants was reached. On the grant date, these shares had a per share fair value of $5.50 based on the quoted trading price, or $233,750. 10,625 shares vested in 2019. During the three and nine months ended September 30, 2020, 10,625 of these shares vested generating an expense of $58,439 and 31,875 shares vested generating an expense of $170,325, respectively. At September 30, 2020, there were no shares remaining unvested in escrow.

On October 1, 2019, the Board approved two grants of restricted stock of the Company to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on October 1, 2019. On the grant date, the shares had a per share fair value of $5.97 and 25,124 shares were granted. In addition, on June 17, 2020, the Board approved two additional restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on June 17, 2020. On the grant date, the shares had a per share fair value of $7.35 and 20,408 shares were granted. 12,562 shares vested in 2019. During the three and nine months ended September 30, 2020, 4,448 shares vested generating an expense of $31,250 and 13,084 shares vested generating an expense of $87,500, respectively. At September 30, 2020, 19,886 shares were held unvested in escrow for Mr. Wheatley representing $137,500 of unrecognized restricted stock grant expense which will be recognized through the quarter ending March 31, 2023.

Stock Issued in Cash Sales

The Company filed a “shelf” registration statement on Form S-3 and an accompanying prospectus with the Securities and Exchange Commission on May 26, 2020. On July 7, 2020, the Company closed an underwritten public offering issuing 1,393,900 shares, with a public offering price of $8.25 per share, generating approximately $10.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the aggregate net proceeds primarily for working capital and general corporate purposes.

Other Registered Securities

On August 27, 2020, the Company filed a registration statement on Form S-8 to register 630,000 shares issued or to be issued under the Company’s 2011 Stock Incentive Plan.

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

During the three months ended September 30, 2020, an option was granted to an employee to purchase up to 20,000 shares of the Company’s common stock. These options will vest over 4 years and have an exercise price of $12.76 per share. The Company estimated the fair value of these options at $204,185 utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these options include volatility of 96.2% based on historical volatility, expected dividends of 0.0%, a discount rate of 0.46% and expected term of 7.0 years based on the simplified method.

During the three months ended September 30, 2020, 3,000 stock options were exercised on a cashless basis for 2,199 shares of common stock at an exercise price of $4.09.

During the nine months ended September 30, 2020 and 2019, the Company recorded non-cash stock option based compensation expense of $81,204 and $12,092, respectively. As of September 30, 2020, there was $534,157 of unrecognized stock option-based compensation expense that will be recognized over the next four years.

There were stock options outstanding to purchase 305,308 shares of common stock at September 30, 2020. During the nine months ended September 30, 2020, 3,000 stock options were exercised for 2,199 shares of common stock at an exercise price of $4.09, there were 500 options forfeited and there were no options that expired.

Warrants

During the three months ended September 30, 2020, 102,179 warrants to purchase shares of the Company’s common stock were exercised generating $749,727 of proceeds and during the nine months ended September 30, 2020, 151,450 warrants to purchase shares of the Company’s common stock were exercised generating $1,066,913 At September 30, 2020, there were warrants outstanding to purchase up to 2,384,340 shares of the Company’s common stock at a weighted average exercise price of $6.37.

10.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the Nine Months Ended
	September 30,
	2020	2019
Product sales	$3,948,801	$4,607,237
Maintenance fees	18,877	8,432
Professional services	47,031	–
Discounts and allowances	(5,065)	–
Total revenues	$4,009,644	$4,615,669

International revenues were $84,081, or 2% of revenues, and $0 during the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020 and December 31, 2019, deferred revenue was $112,577 and $93,609, respectively. The September 30, 2020 balance consists of deferred maintenance fees pertaining to services to be provided through the third quarter of 2026.

At December 31, 2018, the Company accrued expected contract losses of $71,744 on an order for a customer that shipped in 2019. As the units were delivered, the loss accrual was proportionally reduced during the nine months ended September 30, 2019.

11.	SUBSEQUENT EVENTS

Subsequent to September 30, 2020, 203,624 warrants were exercised to purchase shares of the Company’s common stock generating proceeds of $1,293,484.

On October 20, 2020, upon recommendation of its Compensation Committee, the Board granted two directors annual stock grants of 12,200 each and the lead director was issued an annual grant of 17,100, which vest quarterly in four (4) equal installments. On the grant date, these shares had a per share fair value of $14.95 based on the quoted trading price, or $620,425.

In October 2020, an option was granted to an employee to purchase up to 20,000 shares of the Company’s common stock. This option will vest over 4 years and has an exercise price of $17.44 per share. The Company estimated the fair value of these options at $285,002 utilizing the Black-Scholes pricing model. The assumptions used in the valuation of these options include volatility of 99.9% based on historical volatility, expected dividends of 0.0%, a discount rate of 0.55% and expected term of 7.0 years based on the simplified method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Beam Global (hereinafter, “Beam,” “Company,” “us,” “we” or “our”), the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," “opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price or absence of stock price appreciation;

(b)	fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence, or other reasons;

(h)	rapid and significant changes in markets;

(i)	litigation with or legal claims and allegations by outside parties;

(j)	insufficient revenues to cover operating costs, resulting in persistent losses;

(k)	potential dilution of the ownership of existing shareholders in the Company due to the issuance of new securities by the Company in the future; and

(l)	rapid and significant changes to costs of raw materials.

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

Overview

Beam develops, designs, engineers, manufactures and sells renewably energized products and proprietary technology solutions serving three markets with annual global spending in the billions of dollars and that are experiencing significant growth:

•	electric vehicle (EV) charging infrastructure;

•	outdoor media advertising; and

•	energy security and disaster preparedness.

The Company focuses on creating renewably energized, high-quality products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security that are rapidly deployable and attractively designed.

Electric Vehicle Charging Infrastructure

We currently produce two categories of products: the patented EV ARC™ (Electric Vehicle Autonomous Renewable Charger) and the patented Solar Tree®. In late 2019, we began deploying our upgraded version of our EV ARC™, the EV ARC™ 2020, which provides all of the features of the original EV ARC™. New features of the product include the elevation of the electronics to the underside of the solar canopy making the unit flood-proof up to 9.5 feet. This change also provides more space to park on the product’s base pad and adds security for the electrical components. In addition, we have two new categories of products in development. On December 31, 2019, our patent for the EV-Standard™ product was issued, and a fourth category of product, the UAV ARC™ drone charging product, is awaiting patent approval. All four product lines incorporate the same underlying technology and value, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator, along with battery storage. The EV ARC™ product is a permanent solution in a transportable format and the Solar Tree® product is a permanent solution in a fixed format. The EV-Standard™ is also fixed but uses an existing streetlamp’s foundation and grid connection for curbside charging. The UAV ARC™ is a permanent solution in a transportable format and will be used to charge drone (UAV) fleets. Our EV charging solutions for electric vehicles and aerial drones can, or in the case of the products currently under development, are expected to, produce, deliver, and store power without the time and expense of having to be connected to the utility grid.

We believe that there is a clear need for rapidly deployable and highly scalable EV charging infrastructure, and that our products fulfill that requirement. We are agnostic as to the EV charging service equipment and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with Chargepoint, Blink, Juice Box, Bosch, AeroVironment and other high quality EV charging solutions. We can make recommendations to customers or we can comply with their specifications and/or existing charger networks. Our products replace the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, or compete with those who do, rather we sell products which enable it.

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

Historically, we have recognized revenue primarily from the sale of EV ARCs™ to large commercial businesses, such as Google, Genentech, and Johnson & Johnson, and government agencies such as the City of New York, the State of California and the U.S. Navy. Our contract with the City of New York was renewed in March 2020 to extend through April 2021 and our State of California contract will expire on June 23, 2021 unless the State of California exercises its one-year renewal option through June 23, 2022.

Outdoor Media Advertising

This business opportunity involves a partnership with a third party media company, whereby we solicit revenue from potential sponsors and from advertisers willing to pay fees to us or to our media partners to display their brands, messages and advertisements on the surfaces of our products or on outdoor digital or static screens mounted on our EV charging solutions. In October 2020, we entered into an agreement with the City of San Diego which allows us to deploy a network of our EV ARCTM solar-powered EV charging terminals across the city. We are currently seeking a corporate sponsor who will receive global naming rights to the network and highly visible corporate brand placement on the EV ARCTM units in the city for periods of five years at a time. We intend to renew these agreements each time they expire, creating a new recurring revenue source for Beam. We believe that this model can then be expanded to other cities.

Energy Security and Disaster Preparedness

Our energy security business is connected with the deployment of our EV charging infrastructure products which includes an integrated emergency power panel, powered by solar power and battery storage, which can continue to operate and deliver emergency power during utility grid failures or blackouts and brownouts. Our onboard state-of-the-art storage batteries installed on our EV chargers provide another reason for certain customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators, to buy our products. As an example of the benefit our emergency power capability provides, in April 2020, one of our California municipal customers re-deployed two of their EV ARC™ units to COVID-19 response facilities to charge their EVs and provide emergency power for medical equipment without the fumes and noise of a power generator.

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

1.	BeamTrak™ sun tracking technology (patented),
2.	Data capture and management (IoT),
3.	SunCharge™ solar powered EV charging,
4.	ARC™ technology energy storage,
5.	E-Power emergency power panels,
6.	LED lighting,
7.	Media and branding screens, and
8.	Security cameras, WiFi, sound, and emergency call boxes.

All of the above products can be equipped with the EV charger (EVSE) of our customers choice and do not require a connection to the utility grid to operate. With the exception of the Solar Tree® (which requires some onsite work for the installation) they can be deployed without permitting, construction, electrical work or engineering. They will not generate a utility bill and they will continue to operate during grid outages.

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

Revenue and Cost Recognition. Beam follows the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally exceeds this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2020 and 2019, the Company has no product warranty accrual given the Company’s fluctuating historical financial warranty expense.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the nine months ended September 30, 2020.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenues. For the three months ended September 30, 2020, revenues were $1,237,434, compared to $1,785,724 for the three months ended September 30, 2019, a 31% decrease, primarily due to delays in the receipt of orders compared to a strong quarter in the prior year. Revenues in the three months ended September 30, 2020 included the delivery of the first of two of our latest generation of Solar Tree® products to a customer in northern California which will provide charging for electric buses, electric heavy-duty vehicles, electric agricultural equipment, public transportation and growing electric vehicle options in the construction industry. We also deployed the first 8 of 30 EV ARCTM units to Electrify America throughout Fresno County in California. We also delivered several additional units to Renewable Energy Laboratories and other customers. This compares to revenues for the three months ended September 30, 2019 which included the installation of two EV ARC™ HP DC Fast-Charging stations at the Camp Roberts Rest Area on U.S. California Highway 101. They were the first solar-powered EV charging stations installed for the public on a U.S. highway in California rest areas controlled by the California Department of Transportation. The decline in revenue was partially related to the COVID-19 virus which caused some delays and cancellations of opportunities in our pipeline as a result of customer funding issues, priority issues or business closures. Our shipments will continue to fluctuate each quarter due to the varying size of orders and timing of deliveries.

Gross Profit (Loss). For the three months ended September 30, 2020, we had a gross loss of $188,732 compared to a gross profit of $340,836 for the three months ended September 30, 2019. The gross loss resulted from the decrease in revenue in the current quarter, which caused an underabsorption of our fixed overhead costs and inefficient use of our labor resources. We expect our margins to improve as we increase our revenue levels, which will reduce our overhead costs per unit and improve our labor efficiency. In addition, we are working to negotiate better volume pricing and to engineer cost improvements into our processes. Warranty costs increased by $15,034 in the three months ended September 30, 2020 compared to the same period in the prior year due to the addition of a full-time technical support person to support the units in the field and an increase in repairs.

Operating Expenses. Total operating expenses were $906,962 for the three months ended September 30, 2020, compared to $963,487 for the same period in 2019, a decrease of 6%. The decrease in operating expense was primarily due to a $46,503 decrease in non-cash compensation expense for stock option expense and vesting of director restricted shares due to Board stock grants in the prior year, a severance payment of $82,500 to an employee in the prior year, a $33,990 reduction in travel due to the COVID-19 pandemic, a reduction in R&D of $23,628 due to lower third party Engineering costs that are no longer required, partially offset by higher R&D headcount and other reductions of $11,643. This reduction was partially offset by an increase in sales and marketing expenditures of $65,913 to support our sales growth and our marketing re-brand, and a $75,826 bonus accrual for meeting certain management goals.

Other Income and Expense. Interest expense was $920 for the three months ended September 30, 2020 compared to $7,182 for the same period in 2019, due to the repayment of debt in 2019 following the Company’s public offering. Interest income decreased by $20,978 due to the high cash deposits last year following the public offering, prior to the payment of debt and cash usage.

Net Loss. Our net loss was $1,100,023 for the three months ended September 30, 2020, a $489,660 increase from a net loss of $610,363 for the same period in 2019, primarily due to the reduction revenues and corresponding gross margin, partially offset by a decrease in operating expenses.

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Revenues.  For the nine months ended September 30, 2020, revenues were $4,009,644, compared to $4,615,669 for the nine months ended September 30, 2019, a 13% decrease. Revenues in the nine months ended September 30, 2020 included a wide variety of customers, including several municipalities and state agencies in various states and in Canada, colleges, a large commercial business and two nonprofit organizations. We have also sold a variety of different products during this period, including our traditional EV ARC™, our new EV ARC™ 2020, a DC fast charging station for a California rest stop and the first two of three Solar Tree® solar-powered sustainable infrastructure products sold to charge large vehicles. This compares to revenues for the nine months ended September 30, 2019 where almost half of our revenue resulted from the delivery of units to one customer, the City of New York. We also sold two DC fast charging stations for California rest stops last year. Our shipments will continue to fluctuate each quarter due to the varying size of orders and timing of deliveries.

Gross Profit (Loss).  For the nine months ended September 30, 2020, we had a gross loss of $173,037 compared to gross profit of $349,279 for the period ended September 30, 2019. The gross profit in the period ended September 30, 2019 benefited from the reversal of $71,744 of expense for losses that were accrued at December 31, 2018. The gross loss resulted from the decrease in revenue in the current quarter, which caused an underabsorption of our fixed overhead costs and inefficient use of our labor resources. We expect our margins to improve as we increase our revenue levels, which will reduce our overhead costs per unit and improve our labor efficiency. In addition, we are working to negotiate better volume pricing and to engineer cost improvements into our processes. Warranty costs increased by $71,647 in the nine months ended September 30, 2020 compared to the same period in the prior year due to the addition of a full-time technical support person to support the units in the field and an increase in repairs.

Operating Expenses. Total operating expenses were $2,697,418 for the nine months ended September 30, 2020 compared to $2,226,667 for the same period in 2019, a 21% increase. The increase in operating expense was primarily attributable to an investment in our sales and marketing resources to build Company and product awareness and increase revenues. Operating expenses increased by $333,628 for sales personnel and sales and marketing consultants, $109,437 for non-cash compensation expense for stock option expense and vesting of director restricted shares, $75,826 bonus accrual for meeting certain management goals, $41,357 for medical insurance which was not provided in the prior year, and $55,253 of other increases. These increases in expenses were partially offset by a severance payment of $82,500 to an employee in the prior year that was not repeated in the current year and $62,250 for travel reductions due to the COVID-19 pandemic.

Other Income and Expense. Interest expense was $11,357 for the nine months ended September 30, 2020 compared to $709,148 for the same period in 2019, due to the repayment of debt in 2019 following the Company’s public offering. Interest income decreased by $35,488 due to the high cash deposits last year following the public offering, prior to the payment of debt and cash usage.

Net Loss. We had a net loss of $2,876,501 for the nine months ended September 30, 2020, compared to a net loss of $2,543,868 for the same period in 2019. The increase in net loss was primarily due to the reduction in revenue and corresponding gross margin and increased operating expenses, partially offset by a reduction of interest expense.

Liquidity and Capital Resources

At September 30, 2020, we had cash of $12,332,224. We have historically met our cash needs through a combination of private and public offerings of our securities and loans. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed statements of cash flows, are summarized in the table below:

	September 30,
	2020	2019
Cash provided by (used in):
Net cash used in operating activities	$(3,231,325)	$(3,444,282)
Net cash used in investing activities	$(222,648)	$(51,531)
Net cash provided by financing activities	$11,936,741	$8,544,018

Operating Activities

Our operating activities resulted in cash used in operations of $3,231,325 for the nine months ended September 30, 2020, compared to cash used in operations of $3,444,282 for the same period in 2019. Net loss of $2,876,501 for the nine months ended September 30, 2020 was decreased by $345,899 for non-cash expense items that included depreciation and amortization of $30,434, common stock issued for services for director compensation of $257,825, non-cash compensation expense related to stock options of $81,204, $5,990 for amortization of debt discount associated with the related party note, and an increase in net loss of $29,554 for amortization of operating lease right of use asset. Cash used in operations for the period included a $545,619 increase in accounts receivable due to higher revenues in Q3 2020 compared to Q4 2019, a $239,863 increase in prepaid expenses and other current assets for inventory prepayments and insurance deposits, payment of a convertible note originally issued in lieu of salary for a related party of $220,417, and a decrease in accounts payable of $114,228. Cash provided by operations included an increase of $177,640 for accrued expenses, primarily for payroll and related expenses, $143,224 for a decrease in inventory purchases, $74,703 for an increase for sales tax payable, $18,968 for increased deferred revenue for maintenance contracts, and $4,869 for deposits.

Cash used in investing activities included $153,097 to purchase equipment, primarily for a demo EV ARC™ unit and a forklift truck and $69,551 for patent related costs during the nine months ended September 30, 2020. In the nine months ended September 30, 2019, $41,554 was used to fund patent related costs while $9,977 was used to purchase manufacturing equipment.

During the nine months ended September 30, 2020, cash generated by our financing activities included $11,499,675 in proceeds from the issuance of common stock pursuant to a public offering, offset by funding of deferred equity offering costs of $960,833, $1,066,912 in proceeds received from the exercise of warrants and we borrowed $339,262 through the Small Business Administration Paycheck Protection Program made available through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), and we paid $8,275 toward the repayment of an auto loan. During the nine months ended September 30, 2019, cash generated by our financing activities included $13,201,000 in proceeds from issuance of common stock pursuant to a public offering, offset by funding of deferred equity offering costs of $1,175,852, net repayments of our line of credit facility of $960,000, repayment of debt of $2,520,959 and fractional share payments of $171.

While the Company has been attempting to grow market awareness and focusing on the generation of sales, the Company has historically had negative gross profits and is getting closer to earning a gross profit on its sales of products and we believe that our gross profits will improve as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for increasing gross profits on the EV ARC™ product in the future.

On July 7, 2020, the Company issued 1,393,900 shares of common stock in an underwritten public offering at $8.25 per share, generating approximately $10,500,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the aggregate net proceeds primarily for working capital and general corporate purposes.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, we do not yet have sufficient controls and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company intends to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2019, we had identified the following material weaknesses, of which the items below still exist as of September 30, 2020 and through the date of this report:

•	Because of the size of the Company and the Company’s limited administrative staff, controls related to the segregation of certain duties had not yet been developed or instituted by the Company as of December 31, 2019. During the three months ended March 31, 2020, we hired an accounting staff member who is now providing segregation of duties procedures pertaining to cash payments, payroll, general ledger procedures and banking transactions. We expect to have our internal control procedures documented by the end of December 2020.

•	In addition, the Company currently does not have automated manufacturing or purchasing systems in place to track inventory purchases, transactions, bills of material, part numbers, product costing, labor or a perpetual inventory system. The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall to wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. A manufacturing system will also provide better management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory.

Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Corrective Action and Changes in Internal Control Over Financial Reporting

During the three months ended September 30. 2020, we continued to document and refine our control procedures to ensure that we have identified any disclosure weaknesses related to segregation of duties so that there are checks and balances with regard to cash disbursement, payroll, banking transactions and general ledger transactions. In addition, we have been improving our manual processes for managing our purchasing and inventory activities. In the same period, we have hired a Director of Operations who is implementing procedures that will track and control our transactions in manufacturing, including purchasing, production labor, and inventory transactions. We also hired a Director of Engineering to support this process. We expect to evaluate and choose a new Enterprise Resource Planning (ERP) system by the end of 2020 and implement it in early 2021. These additional implementations will provide significantly improved disclosure controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2020, 3,000 stock options were cashless exercised for 2,199 unregistered shares of the Company’s common stock which generated no proceeds.

In August 2020, a stock grant was issued for 2,700 unregistered shares of the Company’s common stock to a consultant as payment for services.

The securities described above were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Lease Agreement - 5660 Eastgate Dr.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2020	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

