Form 10-K
period 2020-12-31
Beam Global
filed 2021-03-30
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐ Transition Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $42,384,404 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of March 24, 2021 was 8,867,605.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this report.

i

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Beam Global, a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Beam”).

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

(l)	rapid and significant changes to costs of raw materials from government tariffs or other market factors;

(m)	increasing spread of the COVID-19 pandemic and its impact on the Company’s business as well as worldwide financial markets;

(n)	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and other reports we may file with the Securities and Exchange Commission from time to time; and

(o)	the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this annual report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this annual report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled "Risk Factors" and elsewhere in this annual report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this annual report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this annual report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances or to reflect new information or the occurrence of unanticipated events, except as required by law.

ITEM 1.	BUSINESS.

Overview

Beam is a sustainable clean-technology innovation company based in San Diego, California. We develop, engineer, manufacture and sell renewably energized infrastructure products for transportation, outdoor media and energy security. Our renewably energized products enable vital and highly valuable services in locations where it is either too expensive, too disruptive or impossible to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. We do not compete with EV charging companies; rather, we enable them through providing infrastructure solutions that replace the time consuming and expensive process of construction and electrical work required to installed traditional grid-tied EV chargers. We also do not compete with utilities. Our products provide utilities with another tool to deliver reliable and low-cost electricity to EV chargers and, in the case of a grid failure, to first responders or others, through our integrated emergency power panels.

Our products are rapidly deployed without the need for construction or electrical work. We compete with the highly fragmented and disintegrated ecosystem of general contractors, electrical contractors, consultants, engineers, permitting specialists and others who are required to perform a traditional grid-tied EV charger installation construction project. Our clean-technology products are designed to replace a complicated, expensive, time consuming and risk prone process with an easy, low total cost of ownership, robust and reliable product.

Beam’s renewably energized products and proprietary technology solutions target three markets that are experiencing significant growth with annual global spending in the billions of dollars.

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

We believe our chief differentiators are:

•	our patented, renewably energized products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

•	our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to continuously create new and patentable products using our own proprietary technology and parts, and other commonly available engineered components, creating a further barrier to entry for our competition.

Products and Technologies

Electric vehicle charging infrastructure

All of our products currently incorporate the same underlying technology and multiple layers of value, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator, along with battery storage enabling them to generate and store all of their own electricity and operate without connecting to the grid. They are all also capable of connecting to the grid in the event that a customer values that capability. We believe that the U.S. and global utility grids lack sufficient capacity to supply enough electricity to all the new EVs which are becoming more available to consumers. This is especially the case when one considers the number of national and state governments that have announced outright bans on the sale of gasoline and diesel vehicles, such as Norway starting in 2025, with most bans being put in place no later than 2040. Even locations where a grid connection is available often lack circuits which are large enough to support EV charging in any meaningful way. For example, parking lots might have enough electrical capacity to power lighting but not enough to power EV charging. Beam products provide that power without a requirement to increase the electrical grid capacity at that site which can often be, and we believe will increasingly be, expensive, disruptive, complex and time consuming.

We believe that the need for rapidly deployed and highly scalable EV charging infrastructure products which do not require construction or electrical work, and which do not rely on the utility grid for a supply of electricity will become increasingly urgent during the coming months and years. We are not aware of any other products which provide a solution for this opportunity as effectively as our patented products which are listed below:

•	EV ARC™ (Electric Vehicle Autonomous Renewable Charger) – Our most popular product, we believe this patented product is the world’s first and only transportable, solar powered EV charger on the market. The EV ARC™ generates and stores all its own energy and supports Level I, Level II and DC Fast Charging (requiring 4 interconnected units). It does not need a grid connection and therefore needs no trenching, switch gear, or transformer upgrades. Because there is no foundation, trench or electrical infrastructure, the EV ARC™ typically does not require a building or any other kind of permit, and it is easily transportable if a different location is desired. EV ARC™ products can charge between one and six EVs simultaneously and a single unit can provide EV charging to as many as 12 parking spaces.

EV ARC™ systems are immune to grid interruptions such as black-outs or brown-outs which is becoming increasingly important as more transportation relies on electricity as fuel. There are no utility bills to pay and, as the number of EVs increase at the host locations, more EV ARC™ units can be added without disruptive planning or permission from the utility. Current grid-tied EV chargers are often placed in locations where a suitable circuit is most easily accessed and cheapest to install, rather than in the most convenient and desirable locations for EV drivers to charge their EVs. EV ARC™ systems do not need to be connected to the grid and as such, can be placed anywhere, making them a rapidly deployable and highly scalable EV charging infrastructure solutions.

In 2019, we began deploying an upgraded version of our EV ARC™, the EV ARC™ 2020, which provides all of the features of the original EV ARC™ in addition to elevating the electronics under the solar canopy to make the unit flood-proof up to nine and a half feet. Also in 2019, we deployed our first EV ARC™ DC Fast Charging units that provide a 50kW DC fast charge which provides up to 1,100 miles per day to one or more electric vehicles. We are also working with a partner to develop inductive charging as a feature to offer to our customers. A patent has been filed for our EV ARC™ system equipped with this technology.

Because EV ARC™ systems are highly visible and, it has been independently represented to us, very attractive, we believe that they are an ideal platform for sponsored deployments wherein networks of EV ARC™ systems are deployed and owned by us and monetized through sponsorship and naming-rights agreements with corporate sponsors who are eager to have their brands associated with the “Driving on Sunshine” network. Our products also create significant reductions in greenhouse gas and CO2 emissions which, we believe, can be used as a further inducement to encourage corporations to sponsor the networks as they might benefit from the carbon offsets generated by a network of EV ARC™ systems.

•	SolarTree® Products – This patented product is used for larger scale solar powered EV charging applications. We believe our Solar Tree® product to be the only single column, sun tracking, solar support structure with integrated energy storage, EV charging and media platforms available today. The design makes Solar Tree® systems ideal for charging electric buses, electric heavy-duty vehicles, electric agricultural equipment, public transportation and increasing electric vehicle options in the construction industry. In 2020, we launched our new generation of Solar Tree® DCFC products with on-board battery storage that do not require a connection to the utility grid (though grid connection capability is available). As a result, they can be rapidly deployed and enable EV charging in locations where it would otherwise be impossible or economically infeasible, such as rest areas, park and ride locations, construction sites, or any location with insufficient grid connectivity. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® DCFC can be deployed with minimal site disturbance.

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

•	EV-Standard™ Product – On December 31, 2019, we received a patent for this product from the United States Patent and Trademark Office. The EV-Standard™ is currently in development and will use an existing streetlamp’s foundation and grid connection. Combining solar, wind-power and the street lamp grid connection into on board batteries which are stored in the EV Standard’s column, the product will deliver meaningful Level II EV charging at “curbside” or “on street”. The EV-Standard™ design combines a tracking solar panel, wind energy and utility-generated electricity from the existing streetlamp grid connection in a bank of integrated batteries. While most traditional streetlamps do not have sufficient electrical capacity to provide meaningful EV charging, the combination of all three sources of power will do so in a sustainable and economical manner. Densely populated areas do not have large open parking lots and will require EV charging solutions where drivers park on the street. The EV StandardTM can provide that without having to invest in expensive, disruptive and time-consuming construction or electrical work. It will continue to charge during grid failures and greatly reduce the cost of electricity when compared to an all grid-powered solution. We believe that in some instances EV charging might be deployed at every five lamp standards or even greater density. We believe the patented EV Standard™ creates a significant additional opportunity for product sales and revenue generation.

•	UAV ARC™ drone charging product – On November 24, 2020, we received a patent for this product from the United States Patent and Trademark Office. This product is currently in development. The UAV ARC™ network is a rapidly deployable, highly scalable, range extending drone recharging product which forms a network intended to provide a range-extending source of battery recharging for drones that would otherwise be limited by range or payload restrictions. UAV ARC™ is also intended to exchange data with the drone on, for example, its state of health. This and other information will be transmitted to Beam and monetized through a variety of business models such as making it available to the operator of the drone fleet. Beam is considering business models that might include a subscription based model for fuel and data. The ability to recharge on a network of UAV ARC™ products deployed on rooftops in built up areas, undeveloped regions or at sea (marinized version) should dramatically increase the potential range and utility of UAVs. Each UAV ARC™ unit generates and stores all its power from renewable sources so drones will receive clean renewable electricity with no cost-per-unit of energy. The units are completely independent from the power grid, allowing them to provide charging during grid outages and in remote locations. UAV ARC™ will be deployed without the requirement for site activities such as construction or electrical work.

Outdoor Media Advertising

As the value of traditional advertising media such as television, radio, and print diminishes, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. Industry experts believe that there will be significant growth in spending on outdoor advertising platforms particularly when mounted on street furniture. We believe the digital out of home industry (“DOOH”) is enjoying a period of rapid growth and may continue to do so for the foreseeable future. The Company believes there is opportunity in the outdoor advertising space to place outdoor content on Beam’s infrastructure products and disperse them throughout cities. One objective is to sell advertising to a company, and the proceeds would then be used to fund the delivery of EV ARC™ systems, which would be placed in visible locations and would display the advertisements. This is a growing area with companies such as Google. Beam’s current main focus in the media space is to sell sponsorship and naming rights to networks of EV ARC™ systems deployed across major cities, using a similar model to the Citibike program in New York City. In 2012, Citigroup Inc. paid $41 million for five years of naming rights on New York’s bike sharing program. Citibank extended the naming rights agreement for $70 million to cover the period from 2019 to 2024. Beam intends to replicate this model with the Driving on Sunshine network. Because EV ARC™ systems are highly visible and, it has been independently represented to us, very attractive, we believe that they are an ideal platform for sponsored deployments wherein networks of EV ARC™ systems are deployed and owned by us and monetized through sponsorship and naming-rights agreements with corporate sponsors who are eager to have their brands associated with the “Driving on Sunshine” network. Our products also create significant reductions in greenhouse gas and CO2 emissions which, we believe, can be used as a further inducement to encourage corporations to sponsor the networks as they might benefit from the carbon offsets generated by a network of EV ARC™ systems. We intend to offer five-year sponsorship agreements. We believe that the EV ARC™ will provide 20 years of service (we have had them operating in the field for almost a decade to date) and as such intend to create a long-term recurring revenue stream from renewing the sponsorships. We believe that the Driving on Sunshine network will become more valuable as more EVs are purchased and the public perception of free solar powered driving improves and increases.

In 2020, the Company entered into a collaboration agreement with the City of San Diego to deploy solar-powered EV charging infrastructure across the city (Driving on Sunshine network) and is currently working with qualified partners to engage sponsors to take advantage of this naming rights platform.

Energy Security and Disaster Preparedness

Power outages cost the United States up to 200 billion per year according to the Department of Energy. Our renewably-energized products are fully sustainable and include battery energy storage that can dispatch power during times of grid or hydrocarbon fueled generator failure or during public safety power shutoff (PSPS) in certain jurisdictions. Our chief area of focus in energy security is to ensure that there is EV recharging infrastructure during grid failures, such as blackouts. As the adoption of EVs increases, it will be critical to have fuel (recharging) infrastructure that is not reliant on the utility grid with its centralized vulnerabilities. We have witnessed power outages in Texas due to cold weather, in California and New York due to hot weather and in other parts of the nation whenever inclement conditions such as high winds or flooding take place. California has also been susceptible to public safety power shutoffs (PSPS) to prevent fires during high wind events. There have been kinetic and cyber attacks on the grid and the U.S. government has evidence of intrusions by nefarious nation state actors. All of these events constitute significant vulnerabilities which are expensive, disruptive, inconvenient, and dangerous today. As we electrify our fleets, they will become catastrophic. The U.S. has a Strategic Petroleum Reserve (SPR) to ensure that we never run out of gasoline and diesel but there is no strategic electric reserve. In fact, many markets are operating at capacity during peak events.

Beam’s products provide a hedge against grid failures because they are invulnerable to the centralized nature and other aspects of the utility infrastructure. Locally generated and stored electricity of the sort delivered by EV ARC™ and Solar Tree® provides a highly robust and secure source of power to EVs of every sort. We are engaged with government officials at every level to increase awareness of our products and the benefits they can bring to U.S. energy security. We are increasingly hearing suggestions that 25% of all EV charging infrastructure should be independent of the centralized grid. We believe that our products are uniquely positioned to provide this sort of solution and our contracts with states like California and Florida, cities like New York, and the Federal government through our General Services Administration (GSA) Multiple Award Schedule Contract should ideally position us to take advantage of what we believe will be a significant increase for the requirements of robust and sustainable EV charging infrastructure. The Biden administration has stressed increased commitment to:

1.	American made products
2.	Clean Energy
3.	Energy Security
4.	Electrified transportation
5.	Transportation infrastructure

We believe that our products are ideally suited to fulfill all of these requirements.

 Strategy

Target Markets

Beam’s markets consist of several broad segments: state, municipal and federal government agencies, corporations, energy utility companies, universities, retail, hospitality and international markets. These segments can further be broken down into increasingly granular segments as different market opportunities are identified. Beam’s largest market is currently Municipal.

Beam’s largest customers include the State of California, which is a conglomeration of California state agencies and municipalities, the City of New York, and Electrify America, LLC a subsidiary of Volkswagen Group of America. The most attractive markets for Beam have been New York and California, but we are now seeing growing opportunities throughout the U.S.

The factors below have been considered in determining favorable markets for our products:

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

These factors have been important in the early days of EV adoption. Government tail winds are stronger than ever with many nations and states announcing the outright banning of gasoline and diesel vehicle sales during the next two decades. In the U.S., California has announced a ban starting fourteen years from now in 2035 and the State of Washington has improved upon that with a ban starting in 2030, less than nine years away. Beam believes that a perhaps more powerful force is starting to shape the industry; automotive OEMs are announcing the delivery of electric vehicles which are much more consistent with models which have traditionally been popular with U.S. consumers. Ford has announced an all-electric F150 pickup truck, available in 2022. The F150 is the most popular vehicle in the US since 1981 and the top selling pickup truck for forty-two years in a row. The electric version will have the same towing and payload capacity but will be able to accelerate for 0 to 60mph in around three seconds. GM has announced an electric Hummer which will have 1000HP (compared to the gasoline version with 300HP) and will accelerate at about the same rate as the F150. Neither vehicle will need to go to the gas station ever. Neither vehicle will require anything but the most basic and minor maintenance. There will be at least 100 new EV models released in the next 24 months.

We believe that the consumer will adopt EVs faster than many experts are predicting and that as a result, the requirement for growth in EV charging infrastructure will be more urgent than is currently forecasted or contemplated. We also believe that as the easiest (low hanging fruit) locations for grid-tied chargers are used up, the process of deploying traditionally installed and powered grid-tied EV chargers will become more expensive and time consuming. At the same time, we believe that we will continue to reduce the costs to produce our products and become faster at deploying them. During a period of significant and increasing demand, we believe that our scalability and rapid deployment will create a significant advantage for our products and our position in the market.

Growth Strategy

The electric vehicle market is expected to grow at a rapid pace. According to Goldman Sachs, the EV infrastructure market is expected to receive $6 trillion in investments for infrastructure around EVs. Bloomberg forecasts 559M EVs on the road by 2040. In addition, General Motors recently announced that they aspire to offer only zero-emissions vehicles by 2035. California’s Governor has also issued an executive order that by 2035, all new cars and passenger trucks sold in California will be zero-emission vehicles. Massachusetts has followed suit and others are expected to follow. We currently operate in three rapidly growing markets: EV charging infrastructure, outdoor media advertising and energy security and disaster preparedness. Our products are being used in 23 U.S. states, 122 municipalities, three international countries, and the U.S. Virgin Islands in the Caribbean. We believe that our products have a global appeal and that we are only at a nascent period in the development of our sector. We believe that our strategic growth plan will enable us to increase our user base and revenues while leading to increased profitability and includes:

•	Investment in Government Relations expert services to ensure that decision makers are aware of the value that our made in America products provide

•	Increase sales and marketing to educate our universe of potential customers.

•	Continue to expand our geographic footprint and customer base.

•	Enhance our gross margins by increasing production volumes, improving operating efficiencies and reducing the cost of materials and production.

•	Increase leverage of outsourcing as our manufacturing process scales.

•	Expand our recurring revenue business.

•	Educate and communicate information about federal and other government grants, investment tax credits, and other incentives to provide funding opportunities for our customers.

•	Capture market share of the electrified personal and public transportation space, which is at a nascent phase.

•	Continue to expand our Outdoor Media Business unit.

•	Develop and innovate new products while building a strong IP portfolio.

Sales and Marketing

Beam utilizes an in-house sales team and sells through a direct sales and marketing channel, pairing customers with sales specialists (Clean Mobility Experts) to ensure their needs are met. The Company hired a new Vice President of Sales and Marketing on January 1, 2020 who currently leads the team.

Our sales process is heavily focused on educating prospective customers about our product so that they are aware that they have other options, before they select a traditional grid-tied solution. As a result, we have begun investing more in marketing materials and videos, as well as a public relations firm to help us to educate the market. Beam uses research to identify potential customers, as well as contacts established through trade show events and in-bound calls. We also utilize a combination of regional and industry focused campaigns, nurturing campaigns, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, Twitter, and LinkedIn). Beam is, we believe, an industry leader in the sustainable EV charging infrastructure space and our website is used to highlight that together with webinars and industry news to automate the education of our markets, helping them confidently make informed decisions about the purchase of our products. Presentation and execution continues to remain a priority while we keep sales and marketing materials updated to ensure messaging is on point and consistent with our product offering, customer’s needs and industry standards.

Beam products can have a long sales cycle. This is a sophisticated sale and often a large capital expense for our customers. Sales often hinge on bureaucratic processes and funding approval. Political mandates do not always equal availability of resources to execute policy into action. We also utilize a consultant to support our customers with the federal grant process to identify grants that may be available to reduce the cost of their purchase.

Our products are eligible for various tax and other incentives which can significantly reduce the out-of-pocket expense paid by a customer for our products. Examples of these sorts of incentives include:

•	Federal Solar Investment Tax Credit (ITC) (Section 48 of the tax code). This may provide a tax credit, which is currently at 26% of the amount of your solar energy system purchase.
•	Rule 179 Depreciation or Bonus Depreciation - allows our customers to accelerate depreciation of their solar energy system up to 100% of the cost of the system in the first year it is in service.
•	Code Section 30C, Alternative Fuel Vehicle Refueling Property, may allow a tax credit of 30% of the cost of the purchase up to $30,000.

The combination of these incentives can provide significant tax benefit for our customers. There are often other state, local and utility incentives which can provide further savings.

We believe that the current administration will continue and perhaps enhance incentives to deploy products such as ours in the coming years. President Biden has made several commitments to the funding of clean energy and EV charging infrastructure including the deployment of 500,000 publicly available EV charging stations on U.S. highways. We believe that because our products are rapidly deployed, enhance energy security and are made in America, that we are well positioned to benefit from these, and other, initiatives.

Major Customer Contracts

In 2020 and 2019, we have had three major customers, the State of California, the City of New York and Electrify America, LLC that have accounted for a substantial portion of our revenue.

City of New York Requirement Contract. We entered into a Requirement Contract with the City of New York on April 17, 2017 that extends through April 16, 2021. We have received 3 purchase orders to date on this contract. The first was for 36 EV ARCs™ and one ARC Mobility™ trailer, all of which were delivered in 2017 and 2018, for a total contract price of $2,416,356. On September 10, 2018, we received a new $3,300,000 order from the City of New York for 50 EV ARC™ units which we delivered 16 units during 2018 and 34 units in the first half of 2019. On March 12, 2021, we received a purchase order for two of the new EV ARC™ 2020 systems. New York expressed that they want to test the new flood proof EV ARC™ model before the current contract expires. We anticipate that a Request for Proposal will be initiated by the City of New York in 2021 to provide a new contract, to which, in that event, Beam will respond.

Contract with the California Department of General Services. On June 12, 2015, our bid for solicitation was accepted by the California Department of General Services (the “California Contract”). The term of the California Contract was initially for one year with two extension options for one year. California elected to exercise both options to extend. In June 2018, the California Contract was renewed for up to four more years (two years with two additional one-year options), and its scope was expanded to include more of our products, including our EV ARC™ DC Fast Charging Electric Vehicle Autonomous Renewable Charger, with a California estimated value of over $20 million. In January 2021, the contract was extended through June 2022 and was expanded to be utilized by agencies across the U.S. The California Contract permits California state and local government agencies, including cities, counties, special districts, California State universities, University of California systems, K-12 school districts, and community colleges, to purchase EV ARCs™, ARC Mobility Trailers, and related accessories from us. We have sold 86 EV ARCsTM for a total of $6,089,882 through December 31, 2020, which includes 18 units totaling $1,850,268 in 2020.

Electrify America Contract. In October 2019, Beam responded to a Request for Proposal with Electrify America, a subsidiary of Volkswagen Group of America. On February 21, 2020, Beam was awarded a $2 million contract for 30 EV ARC units to be deployed in rural areas in central California. During the year ended December 31, 2020, we recognized revenues for 29 units totaling $1,833,698 to Electrify America, with one EV ARC™ system remaining to deploy in the first quarter of 2021. Beam continues to develop a business relationship with Electrify America.

Competitors

We do not compete with EV charging companies or utilities. In fact, we support the major EV charging product and service providers by factory installing their products onto ours before shipping for a rapid and construction free deployment at the customer site. We have deployed ChargePoint, Blink, Enel, Electrify America and many other quality charging brands. We also do not compete with utilities who use our product as another tool to provide electricity, primarily for EV charging to their constituency. We currently have six utility customers and anticipate that that number will grow as more utilities become engaged in EV charging and also in deploying distributed generation resources to enhance grid stability. We are not aware of other companies that provide an infrastructure product similar to ours, utilizing solar energy to power EV charging in a rapidly deployed and highly scalable construction-free format. We have responded to several competitively bid contracts issued by, for example, New York City, California, Florida and Massachusetts where we were the only responding company with products that met the specifications cited in the RFP. We believe that if there were other competing products that we would have become aware of them during those processes. We are, however, subject to competition from a number of companies which are involved in the design, construction and installation of fixed grid-connected EV charging stations that depend on the utility grid for a source of power, and on the construction and civil and electrical engineering services for the installation of traditional infrastructure. Our challenge is to market our products to ensure that potential customers are aware of our product offering.

Competition in the solar renewable energy and EV charging industries is intense, and competition is fragmented among a wide variety of entities. Companies such as Schneider, Eaton, Enel X, and Bosch manufacture EV charging units but do not offer charging services. There are many companies which offer installation services for the EV charging market. They are typically from electrical and general contracting backgrounds as well as some larger project management firms such as Black and Veatch, Bechtel, CH2M Hill and AECOM. Companies such as Chargepoint (NYSE: CHPT) and Blink (NASDAQ: BLNK) offer EV charging services and hardware but not, typically, installation. Our EV ARC™ units will incorporate whatever charger the customer wants, so in most cases, we are not competing with the charger company, but rather creating opportunities for them which they might not otherwise have had.

iSun, Inc. (Nasdaq: ISUN) offers an off-grid charging solution using solar power to charge batteries, but their product is not transportable, does not have solar tracking, does not fit in a standard parking space and requires permitting, construction and electrical work for its installation.

Volta (NYSE: SNPR) is a San Francisco based EV charging company which derives revenue through the sale of advertising. Volta gives charging away for free. They are deployed in shopping malls and other similar locations. While they do not have solar-powered, rapidly deployed infrastructure solutions and they do require construction, electrical work and a utility bill, their business model of using media revenue instead of EV charging fees most closely matches our media business model.

Many solar companies are now fixing EV chargers to their parking lot structures and some are offering packages combining solar rooftop installations and EV charger installations for the residential marketplace. These installations are almost always grid-tied, require construction and electrical work and do not include energy storage.

Another example of an entity which is providing free or discounted EV charging infrastructure is Electrify America, the EV charging provider is required to spend approximately $2B on EV charging infrastructure ($800M in California) to satisfy the requirements of a settlement with the U.S. government. Electrify America is a customer of Beam and has used our products to assist in the deployment of their EV charging network.

We also face competition, to some extent, from entities which are offering free or discounted EV charging infrastructure to our prospective customers. Utilities such as the three large IOUs (investor owned utilities) in California (SDG&E, PG&E, SCE) have successfully lobbied the California Public Utility Commission for permission to rate base the costs of installations of EV chargers. As a result, they can offer the installation, or “make readies” of electrical circuits and other civil infrastructure, for a lower price or in some instances for free, to certain customers. We are adding utilities to our customer base and have provided product to six utilities to date. We do not view utilities as long term competition and instead view them as a significant opportunity as they increasingly add off grid solutions to their energy mix.

Where energy security is concerned, we view the competition from companies that produce generators and combined solar and storage solutions to be most relevant to our business. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same value and differentiation that our EV ARC™ product delivers because our EV ARC™ systems are transportable, rapidly deployed and offer multiple layers of value beyond EV charging and emergency power. For example, during 2020, our EV ARC™ products were repurposed by our customers from customer locations to Covid-19 Emergency Pop-Up Centers to provide remote emergency power and EV charging.

Our competitive advantage over these other solutions includes:

o	Rapid deployability and scalability of our products. Our products offer a turnkey product solution that is manufactured in our facility and delivered to a customer and deployed in minutes. This competes with an entire ecosystem involving the design, engineering, permitting and constructing of civil projects which requires engaging a company, or group of companies, including architects, civil engineers, electrical engineers, zoning specialists, consultants, general contractors, electrical contractors, and EVSE vendors. These grid-tied projects can take six months to two years to complete.
o	Lower total cost of ownership. Beam’s products are powered by renewable sources. As a result, there is no charge for on-going energy to power vehicles because our products do not generate a utility bill.
o	Ability to operate during blackouts and brownouts. In addition, most units provide an emergency power panel that can be used for emergency power to charge other devices and emergency equipment during outages. Typical grid-tied solutions fail during grid failures and do not provide a source of emergency power. Even those grid-tied solutions that have back up battery integration rely on the grid to charge their batteries. During prolonged grid failures, those systems fail while Beam products continue to operate.

o	Because a grid connection is not required, Beam’s EV ARC™ can be located anywhere, including remote locations that are hard to connect to a grid. Most grid-tied chargers are deployed in locations where the utility grid is easy and inexpensive to connect to. Many EV drivers have experienced this when they find charging units behind supermarkets next to dumpsters. This is because the utility grid interconnection exists at the back of the store and as such that is the cheapest place to deploy. We believe that early adopters of EVs are more willing to make these sorts of concessions than mainstream consumers will be. We believe that in the future two impacts will drive the installation of EV chargers in more expensive and complicated locations where grid connection is concerned. First, the locations close to grid connections will be used up and second mainstream consumers will not be content with parking and charging in less desirable locations. Both of these impacts will drive the deployment of EV chargers in front of stores and other locations where people want to park. Those sorts of locations typically do not have readily available grid connections so the cost and complexity to bring the grid to the charger will increase dramatically. The cost and complexity to deploy our products will not increase and in fact, we believe that, like any other manufacturing company, our costs will continue to decrease while our efficiency and deployment velocity increases.
o	Environmentally sound product using clean energy. Grid-tied chargers rely upon electricity, more than 60% of which is generated by burning fossil fuels. The electricity our products provide is 100% emissions free. Furthermore, the construction activities required to dig trenches, pour concrete and perform the other tasks related to the construction and electrical installation of a grid-tied charger are environmentally impactful and reduce the environmental benefits of EVs. Our products are deployed with minimal or no disruption or environmental impact making them a cleaner choice.
o	Beam products can be relocated which gives the customer the flexibility to move it if a job site changes or business needs change. Grid-tied installations are a permanent solution. Many of our customers operate in leased facilities. The transportability of our products means that a customer can remove them when a lease matures whereas grid-tied solutions become tenant improvements and a sunk investment.
o	BeamTrak™, our patented solar tracking solution which causes the solar array to follow the sun generating up to 25 percent more electricity than a fixed array, is a significant advantage for our products over any similar offering. Our unique ability to deliver 25% more driving miles to an EV from an off-grid solar installation is, we believe, a significant differentiator.
o	Our ability to continuously improve our product’s energy production when reducing costs means that while the grid-tied competition is stuck at a theoretical maximum amount of energy that can be delivered at a given location, our products have continued to deliver more power without costing more.
o	Beam offers a product that delivers DC fast charging solely from solar generation, which we have not seen in the market to date.

Manufacturing

We are headquartered in San Diego, California in a leased building of approximately 53,000 square feet professionally equipped to handle the significant growth possibilities we believe are in front of us. The facility houses our corporate operations, sales, design, engineering and product manufacturing. We are currently staffed for one shift, five days a week and believe that at that level we can produce approximately 260 EV ARC™ units per year. We also believe that with an expansion of human resources, capital investment, increased engagement of contract manufacturing and operating 3 shifts, seven days a week we could produce approximately 2,200 EV ARC™ units a year from our current facility.

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

We continually endeavor to reduce component costs and make production improvements in both our products and our processes to reduce our manufacturing costs, while maintaining the high quality for which we strive. As unit sales continue to increase, we will be able to spread our fixed overhead costs over more units, reducing the cost per unit and management believes that gross profits can be realized and maintained.

Customer Concentration

During 2020, the Company had one customer, Electrify America, that represented 30% of our revenue.

Backlog

Our backlog at December 31, 2020 was $1.1 million. Reported backlog represents firm purchase orders or contracts received by customers for deliveries scheduled in the future.

Government Regulation

Businesses in general are subject to extensive regulation at the federal, state, and local level. We are subject to extensive government regulation of employment, health, safety, working conditions, labor relations, and the environment in the course of the conduct of our business. In order for our customers to enable the installation of some of our products, they can be required to obtain permits from local and other governmental agencies. In the case of our grid-tied products, they must comply with the applicable rules and regulations of the relevant state public utility agencies. In order for our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. Changes or new government regulation may have a material adverse impact on our business, operating results, and financial condition.

Employees

As of the date of this report, we have 29 employees, and 7 additional temporary employees. Most of the temporary employees are retained through a temporary employment agency to maximize our flexibility and to reduce the risks and costs associated with permanent employees. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

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

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future. We were formed on June 12, 2006 and have reported annual net losses since inception. For our fiscal years ended December 31, 2020 and December 31, 2019, we experienced net losses of $5,213,025 and $3,933,922, respectively (reflects cash and noncash expenses under generally accepted accounting principles). Further, as of December 31, 2020, we had an accumulated deficit of $51,022,606. In addition, we expect to incur additional losses in the future, and there can be no assurance that we will achieve profitability. Our future viability, profitability and growth depend upon our ability to raise capital and successfully operate and expand our operations. We cannot assure that any of our efforts will prove successful or that we will not continue to incur operating losses.

We may need to raise additional capital or financing to continue to execute and expand our business. We expect that the net proceeds from the public offerings in 2019 and 2020 will be sufficient to sustain our operations for at least the next twelve months, until we are able to generate positive cashflow through our operations. However, we may need to raise additional capital to fund investment in our business or if it takes longer than expected to achieve positive cashflow. We may be required to pursue sources of additional capital through various means, including sale and leasing arrangements, and debt or equity financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

We face risks related to COVID-19 which could significantly disrupt our manufacturing, research and development, operations, sales and financial results. Our business may be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments may cause disruption to our business operations and sales activities. Our employees, suppliers and customers have been and will continue to be disrupted by absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, delays on deliveries, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, or the operations of our suppliers, manufacturing and product shipments will be delayed, which could adversely affect our business, operations. In addition, COVID-19 or other disease outbreak will in the short-run, and may over the longer term, adversely affect the economies and financial markets within the U.S., resulting in an economic downturn that will affect demand for our products, impact our operating results, and have a negative impact on our stock price. There can be no assurance that any decrease in sales resulting from COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19 or the occurrence of other epidemics will adversely impact our business, financial condition, operating results and cash flows. Because we provide energy and transportation resources which we believe are considered essential services, we are able to continue to produce and deliver products. However, there is a high likelihood that we will experience disruptions to our business operations resulting from quarantines, self-isolations, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to manufacture and deliver products.

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers. We have a few large customers including the City of New York and the State of California that generated 44% and 22%, respectively, of revenues in 2019 and 0% and 30%, respectively, of revenues in 2020. Electrify America, LLC was a new customer that generated 30% of our revenues in 2020. We have contracts with the City of New York and the State of California which can be used by a diverse group of state and local agencies for the purchase of our products. The receipt of orders under these contracts has been irregular and can create fluctuation in our revenues. In addition, there is no obligation for these customers to purchase any additional units, or to renew the contracts when they expire. The City of New York contract will expire on April 16, 2021. The State of California contract will expire on June 23, 2022. If either of these customers significantly reduced their purchases or terminates their contracts, our results of operations would be adversely affected.

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

Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows. On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). We purchase solar panels exclusively from Sunpower who is exempt from these tariffs. However, additional tariffs were imposed on other products, including cells used in our batteries. It is possible that tariffs may increase the costs and restrict the supply of certain of our components, causing us harm. The imposition of tariffs is likely to result in a wide range of impacts on the targeted U.S. industries and the global market in general. Such tariffs, if our products or the parts we use to manufacture our products are ultimately determined to be subject to them, could result in significant additional costs to us. If we elected to pass such increase in costs on to our customers, they could cause a significant reduction in demand for our products. We currently have no plans to use modules which are subject to tariffs.

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

We may be subject to product liability claims. If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects, or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

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

The costs incurred by us to develop and manufacture our products may be higher than anticipated which could hurt our ability to earn a profit. We may incur substantial cost overruns in the development, manufacture, and distribution of products. Unanticipated costs may force us to obtain additional capital or financing from other sources and would hinder our ability to earn a profit. If we incur cost overruns, there is no assurance that we could obtain the financing or capital to cover them. If a greater investment in the business is required because of cost overruns, the probability of earning a profit or a return of the shareholders’ investment in Beam is diminished.

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

Our Company depends on key suppliers. The Company sources its materials and components from a wide variety of vendors. However, the Company has several components that are currently sourced from only one supplier. They are standard off-the-shelf components, but these components differ between manufacturers in terms of their specifications and performance. If one of these components became unavailable, it could hinder our ability to operate profitably and have a material adverse impact on our operating results, financial condition and business performance. We would be able to secure supply from another source and incorporate it in our design, but it would require modifications which could impact product deliveries. For these components, we maintain adequate supply to mitigate any supply risk.

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

Compliance with new and existing environmental laws and rules is required. Compliance with new and existing environmental laws and rules could significantly increase construction and start-up costs for our customers, deterring customers from purchasing a small sub-set of our products and services. To install Beam’s Solar Tree® products, our customers may be required to obtain and comply with a number of permitting requirements. As a condition of granting necessary permits, regulators could make demands that increase our customers’ expected costs of construction and operations, in which case they may delay or cancel delivery of certain sub-sets of our products. Environmental issues, such as contamination and compliance with applicable environmental standards could arise at any time during the construction and operation of a customer’s project. If this occurs, it could require a customer to spend additional resources to remedy the issues and may delay or prevent construction or operation of the project. This is why we have focused on the development of autonomous infrastructure products which do not require construction for their deployment.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets. Our common stock is listed on the Nasdaq Capital Market.  If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.  In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

On February 26, 2021, we notified Nasdaq, that due to the death of Mr. Robert C. Schweitzer, a member of our Board and member of the Audit, Compensation and Nominating and Governance committees, who passed away on February 21, 2021, Beam was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Audit Committee to be comprised of a minimum of three independent directors. Pursuant to Nasdaq Listing Rule 5605(c)(4)(B), Beam is entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A), which cure period will expire upon August 20, 2021.

On March 2, 2021, Nasdaq issued a letter to the Company confirming our noncompliance with the audit committee requirements of Nasdaq Listing Rule 5605 as a result of Mr. Schweitzer’s death and the cure period for the Company to regain compliance under Nasdaq Listing Rule 5605(c)(4). The Company intends to appoint an additional independent director to the Audit Committee of the Board prior to the end of the cure period.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline and raising capital could be more difficult. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could significantly decline, and our business and financial condition could be adversely affected. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline significantly.

We currently do not have manufacturing or purchasing systems in place to track inventory and purchasing transactions or a perpetual inventory system. The Company performs manual processes during the year to track and control our inventory and purchases. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. We plan to invest in new systems in 2021 to automate these functions. We intend to take certain remedial actions intended to address the identified material weakness in our internal control over financial reporting. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future.

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

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline. If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144 or issued upon the exercise of outstanding options or warrants, the market price of our common stock could decline because of or in anticipation of the selling pressure. The existence of anticipated sales, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 53,000 square feet of office and warehouse space pursuant to a five-year lease that extends through August 30, 2025, with two one year renewal options.

ITEM 3.	LEGAL PROCEEDINGS.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2020, and the date of this report, the Company is not involved in any open litigation matters.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “BEEM.”

On March 24, 2021, there were approximately 236 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

In August 2020, a stock grant was issued for 2,700 unregistered shares of the Company’s common stock to a consultant as payment for services.

Warrants to purchase 107,104 shares of the Company’s common stock were exercised for an aggregate of $718,500.

Stock Issued for Director Services

2020

On June 17, 2020, the Board approved two restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on June 17, 2020. On the grant date, the shares had a per share fair value of $7.35 and 20,408 shares were granted. During the year ended December 31, 2020, 10,203 shares vested generating an expense of $75,000.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

Beam develops, manufactures and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, outdoor media advertising and energy security and disaster preparedness.

The Company has designed five product lines that incorporate the same underlying proprietary technology and value for producing a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed. Our product lines include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. In 2019, we began deploying our upgraded version, the EV ARC™ 2020, which provides all of the features of the original EV ARC™ in addition to elevating the electronics to the underside of the solar array making the unit flood-proof up to nine feet and making more space available on the engineered ballast and traction pad which gives the product stability.

-	Solar Tree® DCFC – Off-grid, renewably energized and rapidly deployed, patented single-column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs.

-	EV-StandardTM – patent issued on December 31, 2019 and still under development. A lamp standard, EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging.

-	UAV ARC™ - patent issued on November 24, 2020 and still under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our products fulfill that requirement. Unlike grid-tied installations which require general and electrical contractors, engineers, consultants, digging trenches, permitting, pouring concrete, wiring, and ongoing utility bills, the EV ARC™ system can be deployed in minutes, not months, and is powered by renewable energy so there is no utility bill. We are agnostic as to the EV charging service equipment or provider and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with Chargepoint, Blink, Enel X, Electrify America and other high quality EV charging solutions. We can make recommendations to customers or we can comply with their specifications and/or existing charger networks. Our products replace the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

We believe our chief differentiators for our electric vehicle charging infrastructure products are:

•	Our patented, renewably energized products which dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	Our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site.

•	our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to continuously create new and patentable inventions which are marketable and a complex integration of our own proprietary technology and parts, and other commonly available engineered components, creating a further barrier to entry for our competition.

Our revenues increased from $5.1 million in 2019 to $6.2 million in 2020. Historically, we have generated revenue primarily from the sale of EV ARCs™ to a few large customers, such as Google, the City of New York, and the State of California. During the year ended December 31, 2020, product sales were more diversified with sales to a wider variety of municipalities, colleges, commercial businesses, utilities, and federal customers such as the U.S. Navy and national laboratories. In addition, we are still maintaining our contracts with the City of New York and the State of California, as well as initiating state-wide contracts with Massachusetts and Florida, and we received a large award from Electrify America for the deployment of 30 units in central California. With a change of administration in Washington, we believe there is increased support for funding EV charging infrastructure, as well as a number of federal grants available in addition to the Federal Solar Investment Tax Credit, the code 30C Tax Credit and Rule 179 accelerated depreciation which provide a strong financial incentive for many of our target customers. In late 2020, we were awarded a General Services Administration (GSA) Multiple Award Schedule Contract that will help our customers to streamline purchases from Federal agencies and state and local governments. During 2020, we invested in sales in marketing resources including a seasoned Vice President of Sales and Marketing, an increase in our sales team, a strong public relations firm and a Company name change and rebranding to promote awareness of who we are. In addition, we expect the electric vehicle market to experience significant growth over the next decade, and with that will be the need for EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth, as well as increase market share as a result of the features our product ads.

We made strong progress in our outdoor media advertising business during 2020 with a collaboration agreement with the City of San Diego to deploy solar-powered EV charging infrastructure across the city. We are currently working with industry experts to identify a corporate sponsor who will receive global naming rights to the network and highly visible corporate brand placement on the EV ARC units as well as the benefits association with CO2 and other pollution offsets and credits. This business model can also be replicated in other cities throughout the country. Our energy security business is connected with the deployment of our EV charging infrastructure products and serves as an additional benefit to the value proposition of our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. Our onboard state-of-the-art storage batteries installed on our EV chargers, which make us immune to the sorts of grid failures recently experienced in Texas, provide another reason for certain customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators, to buy our products.

We have 2 new patents that were issued by the United States Patent and Trademark Office at the end of 2019 and in 2020 for our EV StandardTM and UAV ARC™ which we expect will expand our product offerings with the same proprietary technology as our current products and allow us to expand into new markets.

Several contributing factors resulted in reporting a gross loss in both 2019 and 2020. We currently have a fixed overhead structure and facility that will support expected growth over the next several years. Until our revenues increase, we have underutilized capacity that adds a fixed cost burden to our margins. Once we are able to increase our production volumes, we will improve our fixed cost per unit, as well as benefit from improved labor efficiencies and utilization and cost improvements by negotiating volume purchase discounts. We are also implementing lean manufacturing process improvements and making engineering changes to our product where we can benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. Components such as battery cells and solar panels are expected to continue to decrease in cost precipitously in the coming months and years. Battery cells are the highest cost contributor to our bill of materials. As we see significant decreases in the price of battery cells in the near future, we will in turn see a significant reduction in the cost of our bill of materials. We anticipate that this will have a further positive impact on our gross profits. We are in the process of identifying certain components and sub-assemblies which we manufacture or assemble in-house for which we intend to seek outsourced contracted manufacturing expertise. We believe that outsourcing these components and sub-assemblies will further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and therefore our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins in the near future.

Critical Accounting Policies

Please refer to Note 1 in the financial statements for further information on the Company’s critical accounting policies which are summarized as follows:

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

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

Leases. In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on the balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected to not recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less.

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

Revenue Recognition. Beam follows the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

Revenues are primarily derived from the direct sales of manufactured products. Revenues may also consist of maintenance fees for the maintenance of previously sold products and revenues from sales of professional services.

Revenues from inventoried product are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for such products within a 30-45 day period after delivery.

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

Revenues on a bill-and-hold arrangement are recognized when control of the product is transferred to the customer, but physical possession of the product transfers at a point in time in the future. To determine this, the reason for the arrangement must be substantive, the product must be separately identified and ready for physical transfer, the customer has the ability to direct the use of the product and the product cannot be directed to another customer.

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

Changes in Accounting Principles. Other than the adoption of Accounting Standards Update No. 2016-02: “Leases (Topic 842)” on January 1, 2019, there were no significant changes in accounting principles that were adopted during the years ended December 31, 2020 and 2019.

Results of Operations

Comparison of Results of Operations for Fiscal Years Ended December 31, 2020 and 2019

Revenue. For the year ended December 31, 2020, our revenues were $6,210,350 compared to $5,111,545 for the same period in 2019, an increase of $1,098,805 or 21%. Revenues for the year ended December 31, 2020 included the sale of 69 EV ARC™ units including 29 units to Electrify America for deployment in California, as well as to various municipalities, colleges, utilities and federal agencies. It also included the sale of three Solar Tree® systems and an EV ARC™ DC fast charging system for a rest stop in California. Revenues for the Solar Tree® and EV ARC™ DCFC are significantly higher than those for EV ARC™ 2020 units because they are more complex, have more storage, and deliver more energy and power. Revenues for the year ended December 31, 2019 were derived primarily from the sale and delivery of 65 EVARC™ units which included 34 units to the City of New York and two EV ARC™ DC fast charging deployments to two rest stops in California. During fiscal 2020, we invested in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles.

Gross Loss. For the year ended December 31, 2020, we had a gross loss of $710,974 compared to a gross loss of $153,774 for the same period in 2019. Despite the increase in revenues during the year ended December 31, 2020 compared to 2019, the gross loss increased to 11% of net revenues in the year ended December 31, 2020 from 3% of net revenues in 2019. The increase is primarily due to an increase in costs for the new EV ARC™ 2020 unit that was launched at the end of 2019 compared to the original EV ARC™. Our experience with the original EV ARC™ demonstrated that while the initial costs of the unit start out high, the operations and engineering teams improve the production process and reduce material costs. We anticipate that this process will be repeated with the EV ARC™ 2020. Further, more than half of the units delivered in the year ended December 31, 2020 were on contracts which include shipping and handling in the price. Typically for regional deliveries, it is very inexpensive for us to deliver the units with our ARC Mobility™ trailer, which was still in development for the new EV ARC™ 2020 model, until its launch in the second half of 2020. This caused higher than normal shipping costs, which we anticipate will be reduced with usage of the trailer, and with additional refinement of the ARC™ Mobility trailer. Finally, 2019 benefited by recording $71,744 of cost for losses for the City of New York in 2018 that pertained to shipments in 2019.

Several contributing factors resulted in our reporting a gross loss in both 2019 and 2020. We currently have a fixed overhead structure and facility that will support expected growth over the next several years. Until our revenues increase, we have underutilized capacity that adds a fixed cost burden to our margins. Once we are able to increase our production volumes, we will improve our fixed cost per unit, as well as benefit from improved labor efficiencies and utilization and cost improvements by negotiating volume purchase discounts. We are also implementing lean manufacturing process improvements and making engineering changes to our product where we can benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. Components such as battery cells and solar panels are expected to continue to decrease in cost precipitously in the coming months and years. Battery cells are the highest cost contributor to our bill of materials. As we see significant decreases in the price of battery cells in the near future, we will in turn see a significant reduction in the cost of our bill of materials. We anticipate that this will have a further positive impact on our gross profits. We are in the process of identifying certain components and sub-assemblies which we manufacture or assemble in-house for which we intend to seek outsourced contracted manufacturing expertise. We believe that outsourcing these components and sub-assemblies will further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and therefore our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins in the near future.

Operating Expenses. Total operating expenses were $4,496,660 for the year ended December 31, 2020 compared to $3,117,793 for the same period in 2019, a 44% increase. The increase in expense is primarily due to an increase of $776,627 for non-cash compensation expense due to new stock option grants issued to new members of the management team, annual stock grants for directors and December 2020 employee stock option grants all awarded at a higher stock valuation due to an increase in stock price in the quarter ended December 31, 2020. In addition, we increased $518,375 for sales and marketing expenses including salaries, commissions and marketing and sales consultants to support revenue growth, $96,382 for increased bonus expense for meeting business objectives, $47,339 for increased medical benefits that were initiated in November 2019, $46,955 for increased legal expenses due to a credit adjustment in the prior year and $124,563 for other increases. The increase in expense was partially offset by a reduction of $150,979 of R&D expense due to higher new product development expenses in 2019 and an $80,396 reduction in travel expenses due to travel restrictions related to the COVID-19 pandemic.

Provision for Income Taxes. Our tax expense for the year ended December 31, 2020 related to charges for the California Franchise Tax Board based on the minimum tax due and to New York City for Corporation Tax. We did not incur any federal tax liability for the years ended December 31, 2020 or December 31, 2019 because we incurred operating losses for tax purposes in these periods.

Other Income and Expense. Interest expense decreased from $716,337 for the year ended December 31, 2019 to $11,893 for the year ended December 31, 2020 due to the repayment of debt in 2019. Interest income decreased by $45,636 in the year ended December 31, 2020 due to lower interest rates.

Net Loss. We generated net losses of $5,213,025 for the year ended December 31, 2020, compared to a net loss of $3,933,922 for the same period in 2019. The major components of these losses and the changes between years are discussed in the above paragraphs.

Liquidity and Capital Resources

At December 31, 2020, we had cash of $26,702,804, compared to cash of $3,849,456 at December 31, 2019. We have historically met our cash needs through a combination of proceeds received from private and public offerings of our securities and loans. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	December 31,
	2020	2019
Cash provided by (used in):
Net cash used in operating activities	$(4,138,138)	$(4,826,340)
Net cash used in investing activities	$(358,901)	$(109,586)
Net cash provided by financing activities	$27,350,387	$8,541,358

For the year ended December 31, 2020, our cash used in operating activities was $4,138,138 compared to $4,826,340 for the year ended December 31, 2019. Net loss of $5,213,025 for the year ended December 31, 2020 was increased by $1,208,504 of non-cash expense items that included depreciation and amortization of $40,952, common stock issued for services for director compensation of $458,924, non-cash compensation expense related to the grant of stock options of $722,549 primarily due to an increase in the stock price in the quarter ended December 31, 2020, amortization of debt discount of $5,990, offset by $19,911 for amortization of operating lease right of use asset. Further, cash used in operations included an increase in accounts receivable of $1,021,937 due to a strong fourth quarter revenue in 2020 compared to 2019, an increase in prepaid expenses and other current assets of $385,895 primarily due to warrants that were exercised but the payment was pending, and $220,417 for the payment of a convertible note to a related party for deferred compensation. Cash provided by operations included a reduction of inventory of $1,060,614, an increase in accounts payable of $242,900 due to inventory purchases to support Q4 2020 shipments, $86,452 increase in accrued expenses, $85,917 increase in sales tax payable for California Q4 2020 shipments, $13,880 for an increase in deferred revenue, and $4,869 for a decrease in deposits.

Our operating activities resulted in cash used in operations of $4,826,340 for the year ended December 31, 2019. Net loss of $3,933,922 for the year ended December 31, 2019 was increased by $974,198 of non-cash expense items that included depreciation and amortization of $40,500, common stock issued for services for director compensation of $355,931, non-cash compensation expense related to grant of stock options of $48,915, $526,423 of amortization of debt discount to interest expense associated with the financings of the current debt facilities, and $2,429 for a provision for doubtful accounts. Further, cash used in operations for the period included increases in prepaid expenses and other current assets of $468,313 for increased vendor prepayments, increased inventory by $110,455, decreases in accounts payable of $883,238, decrease in accrued expenses of $276,284 for the payment of interest and a reversal of the accrued loss for New York shipment, and a decrease in deferred revenue of $742,176 from the shipment of units that we had received prepayments for. Cash provided by operations included a reduction of accounts receivable of $523,739, a $48,672 decrease in deposits for our building lease, an increase of $35,417 for convertible note payable issued in lieu of salary – related party for increased deferred salary, and an increase in sales tax payable of $6,022.

Cash used in investing activities included $93,137 to fund patent related costs and $265,764 to purchase equipment, primarily for transportation equipment and a forklift truck, in the year ended December 31, 2020. The year ended December 31, 2019 used $76,746 on patent related costs and $32,840 to purchase equipment.

In 2020, cash generated by our financing activities included $18,999,675 in proceeds from the issuance of common stock pursuant to a public offering and $9,926,858 from the exercise of warrants, offset by the funding of equity offering costs of $1,566,852 and the payment of an auto loan. In 2019, cash generated by our financing activities included $13,201,000 in proceeds we received from issuance of common stock pursuant to a public offering, offset by funding of equity offering costs of $1,175,851, net repayments of our line of credit facility of $960,000, repayments of debt of $2,523,620 and fractional share payments of $171.

Current assets increased to $29,903,431 at December 31, 2020 from $6,605,556 at December 31, 2019, primarily due to a $22,853,348 increase in cash, while current liabilities increased to $1,840,111 at December 31, 2020 from $1,462,837 at December 31, 2019, primarily due to an increase in accounts payable due to strong sales in the quarter ended December 31, 2020 and the initiation of a new capital lease for the manufacturing facility. As a result, our working capital increased to $28,063,320 at December 31, 2020 compared to $5,142,719 at December 31, 2019.

In May 2020, the Company received a Small Business Administration Payroll Protection Plan loan for $339,262 for protection against potential impact from the COVID-19 virus which was repaid with interest in November 2020.

While the Company has been attempting to grow market awareness and focusing on the generation of sales, the Company has not generally earned a gross profit on its sales of products during recent years. However, we believe that we will improve our gross profit as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for increasing gross profits on the EV ARC ™ and Solar Tree® products in the future.  The Company may be required to raise capital from the private or public issuance of its securities or debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

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

On November 27, 2020, the Company closed a second underwritten public offering issuing 250,000 shares, with a public offering price of $30.00 per share, generating approximately $6.9 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the aggregate net proceeds primarily for working capital and general corporate purposes.

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

At the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weaknesses in internal controls as identified below under “Management’s Report on Internal Control Over Financial Reporting”. Since the type of material weaknesses identified below have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses that therefore affects disclosure controls and procedures.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, we do not yet have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is aware of the shortfalls in internal controls over financial reporting and intends to continue to improve its internal control over financial reporting and procedures. We identified the following material weaknesses which exist as of December 31, 2020:

•

The Company currently does not have automated manufacturing or purchasing systems in place to track inventory purchases, transactions, bills of material, part numbers, product costing, labor or a perpetual inventory system. The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall to wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. A manufacturing system will also provide better management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory. We plan to implement a manufacturing and purchasing system during fiscal 2021.

Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute material weaknesses, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of December 31, 2020.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

Since September 30, 2020, we implemented stronger manual processes through the use of spreadsheets to assist in our annual physical inventory, which improved our manual controls during the year-end physical inventory process. In addition, a Director of Operations and Director of Engineering were hired who were able to assist with the inventory at year-end which strengthened controls. With these two positions filled, we have begun to hold several demonstrations to review various Enterprise Resource Planning (ERP) systems which would include manufacturing and purchasing modules that are not available in our current ERP. We hope to make a decision in the first half of 2021 and begin the implementation shortly after.

In addition, Robert C. Schweitzer, the Company’s director and Audit Committee Chairman passed away in February 2021. This is a great loss to the Company. This role is an important position with regard to maintaining strong entity level controls and supporting governance requirements for the Company. We are currently in the process of searching for qualified candidates and anticipate that this role will be filled in April 2021.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

2.	Financial Statement Schedules

None

3.	Exhibits The following exhibits are included with this filing:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Underwriting Agreement	8-K	001-38868	1.1	4/18/2019

1.2	Underwriting Agreement, dated July, 2020	8-K	000-53204	1.1	7/6/2020

1.3	Underwriting Agreement, dated November 23, 2020	8-K	000-53204	1.1	11/27/2020

3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.6	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-38868	4.1	3/30/2020

4.2	Form of Warrant issued to SFE VCF, LLC	8-K	000-53204	10.5	9/22/2017

4.3	Form of Investor Warrant	S-1	333-226040	4.2	4/11/2019

4.4	Warrant Agency Agreement by and between Envision Solar International, Inc. and Corporate Stock Transfer, Inc.	8-K	001-38868	4.2	4/18/2019

4.5	Form of Representative Warrant	8-K	001-38868	4.1	4/18/2019

4.6	Form of Warrant issued to bridge lender on August 27, 2018	8-K	001-38868	10.3	8/31/2018

4.7	Form of Warrant for Bridge Refinance Convertible Secured Promissory Note	S-1	333-226040	4.6	3/25/2019

10.1*	2011 Stock Incentive Plan of Envision Solar International, Inc., dated as of August 10, 2011	10-Q	001-38868	4.1	8/15/2011

10.2*	Form of Restricted Stock Agreement	10-Q	001-38868	10.3	11/14/2019

10.3*	Form of Stock Option Agreement	10-Q	001-38868	10.4	11/14/2019

10.4	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to John Evey	8-K	000-53204	10.21	2/12/2010

10.5	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey	8-K	000-53204	10.22	2/12/2010

10.6*	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016	8-K	000-53204	10.1	10/20/2016

10.7*	Amendment to Employment Agreement for Desmond Wheatley, effective as of January 1, 2016	S-1	333-226040	10.30	9/24/2018

10.8*	Amendment to Employment Agreement for Desmond Wheatley, effective as of January 1, 2021	8-K	000-53204	10.1	2/12/2021

10.9	Revolving Convertible Promissory Note, dated September 18, 2017	8-K	000-53204	10.1	9/22/2017

10.10	Convertible Secured Promissory Note, dated September 18, 2017	8-K	000-53204	10.2	9/22/2017

10.11	Security Agreement -Purchase Order Financing, dated September 18, 2017	8-K	000-53204	10.3	9/22/2017

10.12	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017	8-K	000-53204	10.4	9/22/2017

10.13	Promissory Note for bridge loan, dated August 27, 2018	8-K	001-38868	10.1	8/31/2018

10.14	Securities Purchase Agreement for the bridge loan, dated August 27, 2018	8-K	000-53204	10.2	8/31/2018

10.15*	Promissory Note for Deferred Compensation of Desmond Wheatley, dated effective January 15, 2016	S-1	333-226040	10.31	9/24/2018

10.16	Amendment to Promissory Note with SFE VCF, LLC, dated December 1, 2018	S-1	333-226040	10.35	3/25/2019

10.17*	Offer letter to Katherine H. McDermott, dated July 12, 2019	8-K	001-38868	10.1	7/23/2019

10.18*	Separation Agreement for Chris Caulson dated as of July 23, 2019	10-Q	001-38868	10.2	8/14/2019

10.19*	Change in Control Severance Benefit Plan	8-K	000-53204	10.2	2/12/2021

10.20	Lease Agreement – 5660 Eastgate Dr.	10-Q	000-53204	10.1	11/12/2020

23.1	Consent of Salberg & Company, P.A.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Indicates a management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

Not applicable

Beam Global

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Beam Global

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Beam Global (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Analysis of Liquidity and Going Concern

As summarized in Footnote 2 “Liquidity” to the financial statements, the Company has a history of net losses and net cash used in operating activities and believes such conditions will continue for a period of time into the future. These are considered adverse conditions or events that led management to consider whether there is substantial doubt about the ability of the entity to continue as a going concern for a reasonable period of time.

However, management believes that cash raises through public offerings both in 2019 and 2020 which created a cash balance and positive working capital alleviates the substantial doubt related to going concern and the need for a going concern risk disclosure.

We identified the going concern risk analysis as a critical audit matter. Auditing management’s going concern analysis including their process to develop the analysis and the projections of future cash flows, operating trends, and assessments of internal and external matters that may affect the Company’s future operations and cash flows involved a high degree of subjectivity. Additionally, auditing management’s plans to address the going concern risk involved highly subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included (a) Assessed the reasonableness of management’s process for developing their assessment of whether a going concern risk exists, (b) Assessed the reasonableness of assumptions management used in their future cash flow projections including comparison to prior year results, consideration of positive and negative evidence impacting management’s forecasts, and consideration of the Company’s financing arrangements in place as of the report date, (c) Developed our own independent calculation of expected source and use of funds and needs of the Company over the one year period from the date of issuance of the financial statements, (d) confirmed cash balances as of December 31, 2020 with the banks and tested management’s bank reconciliations, (e) Identified management’s plans for dealing with the adverse conditions and events discussed above and assessed the reasonableness of the assumptions of such plans, (f) Assessed whether it is probable that management’s plans, when implemented, will mitigate the adverse effects of the conditions and events discussed above, (g) Concluded whether substantial doubt exists as to whether the Company can continue as a going concern for a period of one year after the financial statements are issued and (h) considered the effect of such conclusion on the financial statement disclosures and our report of independent registered public accounting firm. We agreed with management’s assessment that the going concern risk is alleviated and a liquidity footnote would be sufficient.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2008

Boca Raton, Florida

March 30, 2021

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Beam Global

Balance Sheets

	December 31,
	2020	2019
Assets
Current assets
Cash	$26,702,804	$3,849,456
Accounts receivable, net of $0 and $2,429 reserve for bad debt at December 31, 2020 and December 31, 2019, respectively	1,786,471	764,534
Prepaid and other current assets	321,393	147,686
Inventory, net	1,092,763	1,843,880
Total current assets	29,903,431	6,605,556

Property and equipment, net	235,036	103,031
Operating lease right of use asset	2,418,503	316,389
Patents, net	293,789	205,154
Deposits	52,000	56,869
Total assets	$32,902,759	$7,286,999

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$727,919	$485,019
Accrued expenses	391,567	305,115
Sales tax payable	92,130	6,213
Deferred revenue	107,489	93,609
Convertible note payable - related party, net of debt discount of $5,990 at December 31, 2019	–	214,427
Operating lease liabilities, current	521,006	349,160
Auto loan	–	9,294
Total current liabilities	1,840,111	1,462,837

Operating lease liabilities, noncurrent	1,910,357	–
Total liabilities	3,750,468	1,462,837

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 outstanding as of December 31, 2020 and 2019, respectively.	–	–
Common stock, $0.001 par value, 9,800,000 shares authorized, 8,482,387 and 5,208,170 shares issued or issuable and outstanding at December 31, 2020 and December 31, 2019, respectively.	8,482	5,207
Additional paid-in-capital	80,166,415	51,628,536
Accumulated deficit	(51,022,606)	(45,809,581)

Total stockholders' equity	29,152,291	5,824,162

Total liabilities and stockholders' equity	$32,902,759	$7,286,999

The accompanying notes are an integral part of these Financial Statements

Beam Global

Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

Revenues	$6,210,350	$5,111,545

Cost of revenues	6,921,324	5,265,319

Gross loss	(710,974)	(153,774)

Operating expenses	4,496,660	3,117,793

Loss from operations	(5,207,634)	(3,271,567)

Other income (expense)
Interest income	11,446	57,082
Interest expense	(11,893)	(716,337)
Total other income (expense), net	(447)	(659,255)

Loss before income tax expense	(5,208,081)	(3,930,822)

Income tax expense	4,944	3,100

Net loss	$(5,213,025)	$(3,933,922)

Net loss per share - basic and diluted	$(0.84)	$(0.88)

Weighted average shares outstanding - basic and diluted	6,170,283	4,466,563

The accompanying notes are an integral part of these Financial Statements

Beam Global

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders' Equity
	Stock	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	2,906,630	$2,907	$39,392,073	$(41,875,659)	$(2,480,679)

Stock issued for director services - vested	56,937	56	355,875	–	355,931
Stock issued to escrow account - unvested	44,437	44	(44)	–	–
Stock option expense	–	–	48,915	–	48,915
Shares issued for cash	2,200,000	2,200	13,195,800	–	13,198,000
Warrants issued for cash	–	–	3,000	–	3,000
Cash fees related to stock offering	–	–	(1,370,879)	–	(1,370,879)
Fractional share cash payment	(21)	–	(171)	–	(171)
Fractional shares issued from reverse split	187	–	–	–	–
Value of warrants and beneficial conversion features related to debt instruments	–	–	3,967	–	3,967
Net loss for 2019	–	–	–	(3,933,922)	(3,933,922)
Balance at December 31, 2019	5,208,170	$5,207	$51,628,536	$(45,809,581)	$5,824,162

Stock issued for director services - vested	59,782	60	444,122	–	444,182
Stock issued to escrow account - unvested	2,126	3	(3)	–	–
Stock option expense	–	–	722,549	–	722,549
Proceeds from issuance of common stock, pursuant to public offering	1,643,900	1,644	18,998,031	–	18,999,675
Warrants exercised for cash	1,552,206	1,552	9,925,306	–	9,926,858
Warrants exercised (cashless)	11,304	11	(11)	–	–
Stock option exercise (cashless)	2,199	2	(2)	–	–
Stock issued for services	2,700	3	14,739	–	14,742
Cash fees related to stock offerings	–	–	(1,566,852)	–	(1,566,852)
Net loss for 2020	–	–	–	(5,213,025)	(5,213,025)
Balance at December 31, 2020	8,482,387	$8,482	$80,166,415	$(51,022,606)	$29,152,291

The accompanying notes are an integral part of these Financial Statements

Beam Global

Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019

Operating Activities:
Net loss	$(5,213,025)	$(3,933,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,952	40,500
Common stock issued for services	458,924	355,931
Compensation expense related to grant of stock options	722,549	48,915
Amortization of debt discount	5,990	526,423
Amortization of operating lease right of use asset	(19,911)	–
Provision for doubtful accounts	–	2,429
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,021,937)	523,739
Prepaid expenses and other current assets	(385,895)	(468,313)
Inventory	1,060,614	(110,455)
Deposits	4,869	48,672
Increase (decrease) in:
Accounts payable	242,900	(883,238)
Accrued expenses	86,452	(276,284)
Convertible note payable issued (repaid) in lieu of salary - related party	(220,417)	35,417
Sales tax payable	85,917	6,022
Deferred revenue	13,880	(742,176)
Net cash used in operating activities	(4,138,138)	(4,826,340)

Investing Activities:
Purchases of equipment	(265,764)	(32,840)
Funding of patent costs	(93,137)	(76,746)
Net cash used in investing activities	(358,901)	(109,586)

Financing Activities:
Repayments on convertible line of credit, net	–	(960,000)
Repayments of convertible notes payable, net	–	(1,650,616)
Repayments on notes payable	–	(862,500)
Repayments of auto loan	(9,294)	(10,504)
Borrowings on note payable - Paycheck Protection Program	339,262	–
Repayment on note payable - Paycheck Protection Program	(339,262)	–
Proceeds from warrant exercises	9,926,858	–
Payments of equity offering costs	(1,566,852)	(1,175,851)
Fractional share payments	–	(171)
Proceeds from issuance of common stock and warrants, pursuant to public offering	18,999,675	13,201,000
Net cash provided by financing activities	27,350,387	8,541,358

Net increase in cash	22,853,348	3,605,432

Cash at beginning of year	3,849,456	244,024

Cash at end of year	$26,702,804	$3,849,456

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$54,571	$364,095
Cash paid for taxes	$4,944	$3,100

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recording of debt discount	$–	$3,967
Transfer of prepaid asset to inventory	$212,188	$576,698
Recording of right of use asset and corresponding liability	$2,605,032	$872,897
Depreciation cost capitalized into inventory	$20,363	$25,761
Reclassification of deferred equity offering costs to additional paid in capital	$1,566,852	$195,028
Transfer of fixed asset to inventory	$76,946	$–

The accompanying notes are an integral part of these Financial Statements

BEAM GLOBAL

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

Beam Global (formerly Envision Solar International, Inc.) was incorporated in June 2006 as a limited liability company (“LLC”). Through a series of transactions and mergers, including a series of 2010 transactions where the then existing entity was acquired by an inactive publicly-held company in a transaction treated as a recapitalization of the company, the resulting entity became Envision Solar International, Inc., a Nevada Corporation. Additionally, the Company had formed various wholly owned subsidiaries to account for its planned future operations, but these entities were dissolved over the subsequent years. On September 15, 2020, Envision Solar International, Inc. announced its rebranding and changed its corporate name to Beam Global (hereinafter the “Company”, "us", "we", "our" or "Beam") and trading on Nasdaq: BEEM and BEEMW.

NATURE OF OPERATIONS

Beam is a cleantech innovation company based in San Diego, California. We develop, design, engineer, manufacture and sell renewably energized high-quality products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security. Beam’s products enable vital and highly valuable energy production in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ ease of deployment, reliability, accessibility, and total cost of ownership, rather than producing the cheapest kilowatt hour with the help of subsidies.

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

RISKS AND UNCERTAINTIES

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders as well as the shutdown of many businesses around the world. To date, while we have seen some delays and cancellations of opportunities in our pipeline as a result of funding issues, priority issues or temporary business closures, the pandemic has not had a material adverse effect on the Company’s financial position or results of operations for the year ended December 31, 2020. However, it is difficult to predict if these governmental actions and the widespread economic disruption arising from the pandemic will impact our business in the future. The Company will continue to monitor its progress and communicate changes in estimates and assumptions with shareholders, as necessary.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through December 31, 2020. As of December 31, 2020, approximately $26,889,000 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company has a small, but growing customer base, which can result in a concentration of revenues and accounts receivable. The Company continually assesses the financial strength of its customers. For the year ended December 31, 2020, revenues from one customer accounted for 29% of total revenues, and for the year ended December 31, 2019, revenues from two customers accounted for 44% and 22% of total revenues, with no other single customer accounting for more than 10% of revenues. At December 31, 2020, accounts receivable from two customers accounted for 61% and 13% of total accounts receivable, and at December 31, 2019, accounts receivable from six customers accounted for 35%, 21%, 12%, 11%, 11% and 10% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Major Suppliers

The Company sources its materials and components from a wide variety of vendors. The Company has several components that are currently sourced from only one supplier. They are standard off-the-shelf components, but these components differ between manufacturers in terms of their specifications and performance. If one of these components became unavailable, we would be able to secure supply from another source and incorporate in our design with some modifications. For these components, we maintain adequate supply to mitigate any supply risk.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020 or December 31, 2019.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At December 31, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

PATENTS

The Company believes it will achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $4,502 and $3,217 in the years ended December 31, 2020 and 2019, respectively.

LEASES

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on the balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected to not recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less.

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

Revenues from inventoried product are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for such products within a 30-45 day period after delivery.

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

Revenues on a bill-and-hold arrangement are recognized when control of the product is transferred to the customer, but physical possession of the product transfers at a point in time in the future. To determine this, the reason for the arrangement must be substantive, the product must be separately identified and ready for physical transfer, the customer has the ability to direct the use of the product and the product cannot be directed to another customer.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At December 31, 2020, the Company has no product warranty accrual given the Company’s historical financial warranty expense.

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

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $261,611 and $412,590 for the years ending December 31, 2020 and 2019, respectively. These costs were related to the development of new products including the solar tree, the EV ARC™ 2020 and the DC Fast Charging unit. These costs include employee labor for our engineers and outside contracted engineers and materials.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations and included in operating expenses when incurred. Such amounts aggregated $122,840 in 2020 and $126,120 in 2019.

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

The Company adopted ASU 2018-07 and accounts for non-employee share-based awards in accordance with the measurement criteria of ASC 718 and recognizes the fair value of such awards over the service period. The Company used the modified prospective method of adoption. There was no cumulative effect of adoption on January 1, 2019.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2020, tax years 2017 through 2020 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Options to purchase 341,808 common shares and warrants to purchase 965,584 common shares were outstanding at December 31, 2020. Convertible debt convertible into 35,907 common shares, options to purchase 239,704 common shares and warrants to purchase 2,535,790 common shares were outstanding at December 31, 2019. These shares were not included in the computation of diluted loss per share for the years ended December 31, 2020 and 2019 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

SEGMENTS

The Company follows ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2020 and 2019, the Company only operated in one segment; therefore, segment information has not been presented.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the current year 2020 statement presentation. On the Balance Sheets, the operating lease right of use asset of $316,389 was reclassified from the property and equipment, net line item and the operating lease liabilities, current of $349,160 was reclassified from accrued expenses to conform to the December 31, 2020 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have not been any recent changes in accounting pronouncements or Accounting Standards Updates issued by the FASB that are of significance to the Company.

2.	LIQUIDITY

The Company has a history of net losses, including the accompanying financial statements for the years ended December 31, 2020 and 2019 where the Company had net losses of $5,213,025 (which includes $1,181,473 of non-cash stock-based compensation expense) and $3,933,922 (which includes $404,846 of non-cash stock-based compensation expense), and net cash used in operating activities of $4,138,138 and $4,826,340, respectively. In April and May of 2019, the Company closed a public offering that generated gross proceeds of $13,201,000, which was used to pay off the Company’s debt and to fund business operations. In May 2020, the Company filed a shelf registration statement on Form S-3 and subsequently closed two additional offerings generating gross proceeds of $11,499,675 in July 2020 and $7,500,000 in November 2020. In addition, the company issued warrants as part of the April and May 2019 offering which has generated an additional $9,926,858 of proceeds during 2020. The Company has 965,584 warrants remaining at December 31, 2020, which could potentially generate an additional $6,108,903 of proceeds over the next 4.5 years, depending on the market value of our stock and the warrant holders’ ability to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products.

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

The cash balance at December 31, 2020 was $26,702,804 and our working capital was $28,063,320 at December 31, 2020. With these financings, management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issue date of this report.

3.	ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

Accounts Receivable

The Company records accounts receivable as it bills its customers for products and services. The allowance for doubtful accounts is based upon the Company’s policy (See Note 1). The bad debt expense was $0 and $2,429 for the years ended December 31, 2020 and 2019, respectively.

Deferred Revenue

Deferred revenues are deposits from customers for product sales which have not yet been delivered and multi period maintenance contracts (See Note 1 and 17). Deferred revenue was $107,489 and $93,609 at December 31, 2020 and December 31, 2019, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,
	2020	2019
Cash due for warrant exercises	$194,450	$–
Vendor prepayments	83,049	115,682
Prepaid insurance	33,320	30,371
Related party receivable	10,574	1,633
Total prepaid expenses and other current assets	$321,393	$147,686

See Note 15 for subsequent collection of the cash due for warrant exercises.

5.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of December 31, 2020 and 2019, inventory consists of the following:

	December 31,
	2020	2019
Finished goods	$–	$716,478
Work in process	559,582	303,594
Raw materials	544,605	835,232
Inventory allowance	(11,424)	(11,424)
Total inventory	$1,092,763	$1,843,880

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2020	2019
Computer equipment and software	$87,303	$59,390
Furniture and fixtures	85,333	82,529
Machinery and equipment	425,856	314,491
Autos	84,796	49,238
Leasehold improvements	13,918	6,790
Total property and equipment	697,206	512,438
Less accumulated depreciation	(462,170)	(409,407)
Property and Equipment, net	$235,036	$103,031

Depreciation expense for 2020 and 2019 was $36,450 and $37,283, respectively. In 2020 and 2019, respectively, $20,363 and $25,761 of depreciation was capitalized into inventory as manufacturing overhead costs.

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31,
	2020	2019
Accrued vacation	$205,809	$175,231
Accrued salaries	178,449	75,829
Accrued interest	–	48,884
Other accrued expense	7,309	5,171
Total accrued expenses	$391,567	$305,115

8.	CONVERTIBLE LINE OF CREDIT

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

All deferred amounts were evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $7.50 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates prior to June 30, 2018, there was no beneficial conversion feature to this note through such date. Subsequent to June 30, 2018 through December 31, 2018 and based on the average daily closing price of our common stock, the Company recorded $8,672 of debt discount for the beneficial conversion feature value which was being amortized to interest expense over the term of the note. For the three months ended March 31, 2019 and based on the average daily closing price of our common stock, the Company recorded $3,967 of debt discount for the beneficial conversion feature value which was also being amortized to interest expense over the term of the note. There was no beneficial conversion value and therefore, no debt discount was recorded for any other periods subsequent to March 31, 2019. Additionally, on March 29, 2017 the Board of Directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral.

On September 17, 2019, the Board of Directors adopted a resolution to pay off the convertible promissory note issued to Mr. Wheatley for his deferred compensation in the near future (subject to a recommendation on timing from Mr. Wheatley), and no additional salary was deferred after September 15, 2019. As a result, this note was presented as a short-term liability as of December 31, 2019 with a balance of $214,427, net of debt discount of $5,990, with accrued and unpaid interest of $48,884 which was included in accrued expenses (See Note 7). In February 2020, the remaining debt discount of $5,990 was recorded as interest expense, additional interest of $3,442 was accrued, and the total note of $220,417 and interest of $52,326 was paid to Mr. Wheatley.

10.          CONVERTIBLE NOTES PAYABLE

In April 2019, the Company used proceeds from its public offering to pay off the entire balances of all outstanding convertible notes payable, except for Mr. Wheatley’s convertible note which was paid off in February 2020 as discussed in Note 9. As of December 31, 2019, the following summarizes those convertible notes payable:

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

In April 2019, the Company repaid the note balance of $50,616 and unpaid interest of $77,066, of which $627 was expensed in that quarter. In addition, the Company paid $80,000 to Mr. Evey in April 2019 for consulting services.

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

On May 1, 2020, the Company received a U.S. Small Business Administration Paycheck Protection Program loan of $339,262 which was offered through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). This loan was recorded as a note payable, is subject to a 1% annual interest rate and has a two year term. This low interest loan was intended to support short term cash flow in the event we were more heavily impacted by the COVID-19 virus. In July 2020, we were able to raise capital and no longer required the loan. The full amount of the loan was repaid on November 13, 2020 in addition to $1,847 of interest.

12.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. As of December 31, 2019, the loan had a short term balance of $9,294. The loan was paid off in October 2020.

13.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expired in August 2020 which was the same term of the master lease for which the Company was the subtenant. In September 2020, the Company initiated a new five year master lease agreement, with two optional one year renewals. Monthly lease payments will range from $52,000 to $58,526 per month over the term of the lease (See note 14).

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

14.          LEASES

The Company adopted Leases (Topic 842) as of January 1, 2019 using the effective date method. We were subleasing our manufacturing facility under an operating lease which had monthly payments during 2019 and 2020 ranging from $48,672 to $50,619 through the end of the sublease on August 31, 2020. We calculated the present value of the remaining lease payment stream using our incremental effective borrowing rate of 10%. We initially recorded a right to use asset and corresponding lease liability of $872,897 on January 1, 2019. The right-of-use asset and the corresponding lease liability were equally amortized on a straight-line basis over the remaining term of the lease. The right-of-use asset was further reduced by our deferred rent of $32,771 as of December 31, 2019. As of December 31, 2019, we reported a right-of-use asset of $316,389, and corresponding liability of $349,160 related to this sublease. The right-of-use asset and the corresponding lease liability continued to amortize until fully amortized upon expiration of the sublease on August 31, 2020.

On September 1, 2020, the Company entered into a new five year operating lease with payments ranging from $52,000 to $58,526 using the same methodology. The lease has two one-year options to extend the term of the lease. At this time, it is not reasonably certain that we will extend the term of the lease and therefore the renewal periods have been excluded from the right-of-use asset. We calculated the present value of the remaining lease payment stream using our effective borrowing rate of 10% and recorded a right-of-use asset and operating lease liability each of $2,605,032 at September 1, 2020:

Operating right-of
use asset
Sub-lease
Office lease initial measurement January 1, 2019	$872,897
Less amortization of operating lease	(523,738)
Straight-line lease expense in excess of cash payments	(32,770)
Operating lease ROU asset December 31, 2019	$316,389
Less amortization of operating lease	(349,159)
Straight-line lease expense in excess of cash payments	32,770
Operating lease ROU asset August 31, 2020 - end of sublease	$–

New lease
Office lease initial measurement September 1, 2020	$2,605,032
Less amortization of operating lease	(173,669)
Straight-line lease expense in excess of cash payments	(12,860)
Operating lease ROU asset December 31, 2020	$2,418,503

As of December 31, 2020 and 2019, the current and non-current portions of the lease liability were recorded to the Balance Sheets as follows:

	December 31,
	2020	2019
Operating lease liabilities, current	$521,006	$349,160
Operating lease liabilities, noncurrent	1,910,357	–
Total lease liability	$2,431,363	$349,160

The future minimum rental commitments for our operating leases reconciled to the lease liability as of December 31, 2020 is as follows:

December 31, 2020
2021	$630,240
2022	649,147
2023	668,622
2024	688,680
2025	468,212
Total undiscounted future minimum payments	3,104,901
Present value discount	(673,538)
Total lease liability	$2,431,363

15.          COMMON STOCK

Issuances of the Company’s common stock during the years ended December 31, 2020 and 2019, respectively, are as follows:

2020

Stock Issued in Cash Sales

The Company filed a “shelf” registration statement on Form S-3 and an accompanying prospectus with the Securities and Exchange Commission on May 26, 2020. On July 7, 2020, the Company closed an underwritten public offering issuing 1,393,900 shares, with a public offering price of $8.25 per share, generating approximately $10.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On November 27, 2020, the Company closed a second underwritten public offering issuing 250,000 shares, with a public offering price of $30.00 per share, generating approximately $6.9 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the aggregate net proceeds primarily for working capital and general corporate purposes.

Other Securities

In July 2020, 3,000 stock options were exercised on a cashless basis for 2,199 registered shares of the Company’s common stock at an exercise price of $4.09.

In August 2020, a stock grant was issued for 2,700 unregistered shares of the Company’s common stock to a consultant as payment for services. The shares were valued on the grant dates’ stock price of $5.46 per share or $14,742.

During the year ended December 31, 2020, 1,456,406 warrants to purchase shares of the Company’s registered common stock and 95,800 warrants to purchase shares of the Company’s unregistered common stock were exercised generating $9,926,858, of which $9,732,408 in cash was received and $194,450 is included in other assets as a receivable (see Note 4) which was collected in January 2021. 18,000 warrants were cashless exercises in 2020 and the Company issued 11,304 unregistered shares of common stock.

The unregistered securities described above were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Director Compensation

On June 17, 2020, the Board approved two restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on June 17, 2020. On the grant date, the shares had a per share fair value of $7.35 and 20,408 shares were granted. During the year ended December 31, 2020, 10,203 shares vested generating an expense of $75,000.

On October 20, 2020, upon recommendation of its Compensation Committee, the Board granted two directors annual stock grants of 12,200 each and the lead director was issued an annual grant of 17,100, which vest quarterly in four (4) equal installments. On the grant date, these shares had a per share fair value of $14.95 based on the quoted trading price, or $620,425. During the year ended December 31, 2020, 10,375 shares vested generating an expense of $155,107.

As of December 31, 2020, there were unreleased shares of common stock representing $571,568 of unrecognized restricted stock grant expense related to the Restricted Stock Grant Agreements for our Directors which will be recognized over 2.25 years. See a summary of unvested shares of common stock below.

F-23

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

Director Compensation

During 2019, the Company issued a total of 25,000 shares of common stock to two directors that vested from restricted stock grants dated January 1, 2017, whereby each director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 7,500 of these shares) and 15,000 shares that vest based on performance criteria (which represents 17,500 of these shares). The pro rata shares have a per share fair value of $7.50, or $56,250 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $96,250 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria was defined). Additionally, during 2019, the Company issued 8,750 shares of common stock to one director that vested from restricted stock grants dated August 21, 2018, whereby the director was granted 15,000 shares that vest on a pro rata basis over a three year period (which represents 3,750 of these shares) and 15,000 shares that vest based on performance criteria (which represents 5,000 of these shares). The pro rata shares have a per share fair value of $10.00, or $37,500 (based on the market price at the time of the agreement) and the performance shares have a per share fair value of $5.50, or $27,500 (based on the market price on September 17, 2019, which is the date of grant based on when the performance criteria were defined).

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

On September 17, 2019, the Board, upon the recommendation of its Compensation Committee, granted two directors annual grants of 12,500 shares each, and the lead director was issued an annual grant of 17,500 shares, which vest quarterly in four (4) equal installments. The grant date was determined to be September 17, 2019 as that was when a mutual understanding of the key terms and conditions of the grants was reached. On the grant date, these shares had a per share fair value of $5.50 based on the quoted trading price, or $233,750. 10,625 shares vested in 2019 generating an expense of $63,431 during the three months ended December 31, 2019. During the year ended December 31, 2020, the remaining 31,875 of these shares vested generating an expense of $170,325.

On October 1, 2019, the Board approved two grants of restricted stock of the Company to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on October 1, 2019. On the grant date, the shares had a per share fair value of $5.97 and 25,124 shares were granted. 12,562 shares vested in 2019 generating an expense of $75,000. During the year ended December 31, 2020, 7,329 of these shares vested generating an expense of $43,750.

Nonvested Shares

A summary of activity of the nonvested shares for the years ended December 31, 2020 and 2019 is as follows:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2018	58,750	$8.72
Granted	67,624	5.67
Vested	(56,937)	6.16
Forfeited	(25,000)	7.50
Nonvested at December 31, 2019	44,437	$5.63
Granted	61,908	12.44
Vested	(59,782)	7.51
Nonvested at December 31, 2020	46,563	$12.28

16.	STOCK OPTIONS AND WARRANTS

On August 10, 2011, the Company’s Board of Directors approved and caused the Company to adopt the Beam Global 2011 Stock Incentive Plan (the “Plan”), which authorizes the issuance of up to 630,000 shares of the Company’s common stock pursuant to the exercise of stock options or other awards granted under the Plan.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock based on our historical volatility.

During the year ended December 31, 2020, the Company granted 105,604 stock options under the plans with a total valuation of $1,374,394 and a 10-year term.

During the year ended December 31, 2019, the Company granted 58,204 stock options under the plans with a total valuation of $58,204 and a 10-year term.

The Company’s stock option compensation expense was $722,549 and $48,915 for the years ended December 31, 2020 and 2019, respectively, and there was $823,680 of total unrecognized compensation costs related to outstanding stock options at December 31, 2020 which will be recognized over 3.75 years.

We used the following assumptions for options granted in fiscal 2020 and 2019:

	2020	2019
Expected volatility	74.16%-115.78%	78.47%-82.26%
Expected term	5-7 Years	5-7 Years
Risk-free interest rate	.37%-1.79%	1.73%-1.92%
Weighted average FV	$12.38	$4.02

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

Option activity for the years ended December 31, 2020 and 2019 under the 2011 Plan is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2018	296,406	$11.50
Granted	58,204	5.52
Exercised	–	–
Forfeited	(84,350)	11.71
Expired	(30,556)	16.37
Outstanding at December 31, 2019	239,704	$9.25
Granted	105,604	15.63
Exercised	(3,000)	4.09
Forfeited	(500)	5.27
Expired	–	–
Outstanding at December 31, 2020	341,808	$11.27
Exercisable at December 31, 2020	233,475	$12.23

The following table summarizes information about employee stock options outstanding at December 31, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2019	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.09 - $8.00	148,404	7.93 Years	$6.73	$5,187	104,415	$7.13	$5,187
$10.00 - $13.50	91,300	1.89 Years	13.33	–	91,300	13.33	–
	239,704	5.63 Years	$9.25	$5,187	195,715	$10.02	$5,187

The following table summarizes information about employee stock options outstanding at December 31, 2020:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2020	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.09 - $8.00	194,108	7.42 Years	$6.23	$13,111,999	125,567	$6.83	$8,406,649
$10.00 - $13.50	111,200	2.47 Years	13.23	6,732,736	92,450	13.33	5,588,611
$17.44 - $52.69	36,500	9.86 Years	32.08	1,522,010	15,458	49.59	374,001
	341,808	6.07 Years	$11.27	$21,366,745	233,475	$12.23	$14,369,261

Options exercisable have a weighted average remaining contractual life of 4.64 years as of December 31, 2020.

Warrants

2020

There were no warrants granted during the year ended December 31, 2020. During the year ended December 31, 2020, 1,552,206 warrants to purchase shares of the Company’s common stock were exercised generating $9,926,858, of which $9,732,408 in cash was received and $194,450 is included in other assets as a receivable (see Note 4) which was collected in January 2021. 18,000 warrants were cashless exercises in 2020 and the Company issued 11,304 shares. At December 31, 2020, there were warrants outstanding to purchase up to 965,584 shares of the Company’s common stock at a weighted average exercise price of $6.33.

2019

As part of the Company’s public offering (see Note 15), the Company issued 2,300,000 warrants in April 2019 to the Underwriters. These warrants are exercisable for five years at an exercise price of $6.30 per share. In April 2019, pursuant to the Underwriting Agreement, the Company issued as a fee to the Underwriters warrants to purchase up to a total of 110,001 shares of common stock (5% of the shares of common stock sold). The warrants are exercisable at $6.60 per share and have a term of five years. There was no financial statement accounting effect for the issuance of these warrants.

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018	134,359	$8.57
Granted	2,410,001	$6.31
Expired	(8,570)	$12.50
Outstanding at December 31, 2019	2,535,790	$6.41
Exercised	(1,570,206)	$6.47
Outstanding at December 31, 2020	965,584	$6.33
Exercisable at December 31, 2020	965,584	$6.33

Exercisable warrants have a weighted average remaining contractual life of 3.26 years as of December 31, 2020. The intrinsic value of the exercisable shares of the warrants at December 31, 2020 was $65,131,885.

17.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the year ended December 31,
	2020	2019
Product sales	$6,132,447	$5,091,571
Maintenance fees	30,957	13,055
Professional services	57,506	6,919
Discounts and allowances	(10,560)	–
Total revenues	$6,210,350	$5,111,545

International revenues were $84,081, or 2% of revenues, and $0 during the year ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, 75% of revenues were derived from customers located in California.

At December 31, 2020 and 2019, deferred revenue was $107,489 and $93,609, respectively. These amounts represented customer deposits in the amount of $0 and $35,520 for December 31, 2020 and 2019, respectively and prepaid multi-year maintenance plans for previously sold products which account for $107,489 and $58,089 for December 31, 2020 and 2019, respectively and pertain to services to be provided through 2026. $35,520 of 2019 customer deposits were received in 2018 and recorded as revenue in 2020. $13,056 of revenue reported in fiscal 2019 pertained to revenue deferred from prior years. $19,459 of revenue reported in 2020 pertained to revenue deferred from prior years.

18.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2020 and 2019 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

The blended Federal and State tax rate of 28.91% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	Year ended December 31,
	2020	2019
Computed “expected” tax expense (benefit)	$(1,093,697)	$(826,124)
State taxes, net of federal benefit	(407,798)	(271,629)
Non-deductible stock options	(6,933)	2,700,494
Non-deductible items	611	998
True-up to tax return	683,476	5,073
Change in deferred tax asset valuation allowance	829,285	(1,605,712)
Income tax expense	$4,944	$3,100

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	2020		2019
Deferred tax assets:	$		$
Reserve for bad debt		–		680
Stock options		574,365		760,763
Deferred Revenue		31,070		24,077
Other		86,457		59,947
Net operating loss carryforward		10,012,021		8,996,569
Total gross deferred tax assets		10,703,913		9,842,036
Less: Deferred tax asset valuation allowance		(10,656,461)		(9,827,176)
Total net deferred tax assets		47,452		14,860

Deferred tax liabilities:
Depreciation		(47,452)		(14,860)
Total deferred tax liabilities		(47,452)		(14,860)
Total net deferred taxes		$–		$–

As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. The valuation allowance at December 31, 2020 was $10,656,461. The increase in the valuation allowance during 2020 was $829,285.

At December 31, 2020, the Company has a net operating loss carry forward of $32,827,007, of which $25,107,807 is available to offset future net income through 2037. The net operating loss (“NOL”) expires during the years 2019 to 2037 and $11,721,225 may be carried forward indefinitely and limited to offsetting 80% of taxable income. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2020. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

The Company files U.S. federal, California, Illinois, New York, and Wisconsin State tax returns, and a New York City tax return. All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses in the CARES Act include a five-year net operating loss carryback for certain net operating losses, suspension of the annual deduction limitation of 80% of taxable income for certain net operating losses, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the year ended December 31, 2020.

The Consolidated Appropriation Act (“CAA”) of 2021 was signed into law by the President on December 27, 2020, containing the most recent COVID-19 relief provisions as well as many tax provisions including renewals of several popular tax extenders. The Company evaluated the impact of the CAA and determined that there is no material impact to the income tax provision for the year ended December 31, 2020.

19.	SUBSEQUENT EVENTS

On January 26, 2021, 2,000 stock options were exercised on a cashless basis issuing 977 shares of common stock and on February 4, 2021, 300 stock options were exercised on a cashless basis issuing 86 shares of common stock.

Between January 1, 2021 through March 24, 2021, 375,999 public warrants were exercised at $6.30 per share and 8,156 private warrants were exercised at $8.89 per share to purchase a total of 384,155 shares of the Company’s common stock generating proceeds of $2,441,301.

On February 9, 2021, Beam Global entered into an Amended and Restated Employment Agreement with Desmond Wheatley, the Company’s president and chief executive officer. The agreement extends the prior agreement to December 31, 2024 and is on substantially the same terms and conditions. Pursuant to the Agreement, on April 1, 2021, the Company will grant Mr. Wheatley a number of shares of restricted stock equal to $112,500 based on the closing price of the Company’s common stock on such date. Fifty percent of the shares of restricted stock will vest in three (3) equal quarterly installments at the end of each calendar quarter following the grant date. The remaining fifty percent of the restricted stock will vest in eleven (11) equal amounts at the end of each calendar quarter following the grant date. In addition, commencing on January 1, 2022, the Company will grant Mr. Wheatley a number of shares of restricted stock equal to $150,000 based on the closing price of the Company’s common stock on such date. Fifty percent of the shares of restricted stock will vest in four (4) equal quarterly installments at the end of each calendar quarter following the grant date. The remaining fifty percent of the restricted stock will vest in twelve (12) equal amounts at the end of each calendar quarter following the grant date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beam Global

Dated: March 30, 2021	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman

Power of Attorney

Each person whose signature appears below constitutes and appoints each of Desmond Wheatley and Katherine H. McDermott, true and lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ Desmond Wheatley	Chief Executive Officer, President and Chairman	March 30, 2021
Desmond Wheatley

Principal Financial Officer and Principal Accounting Officer:

/s/ Katherine H. McDermott	Chief Financial Officer	March 30, 2021
Katherine H. McDermott

Directors:

/s/ Peter Davidson	Director	March 30, 2021
Peter Davidson

/s/ Anthony Posawatz	Director	March 30, 2021
Anthony Posawatz

S-1