Form 10-Q
period 2021-03-31
Beam Global
filed 2021-05-24
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number 000-53204

Beam Global

(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5660 Eastgate Dr. San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 799-4583

(Registrant’s telephone number, including area code)

_____________________________________________

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of May 17, 2021 was 8,887,260.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash	$28,214,029	$26,702,804
Accounts receivable	1,583,712	1,786,471
Prepaid and other current assets	141,137	321,393
Inventory, net	1,553,443	1,092,763
Total current assets	31,492,321	29,903,431

Property and equipment, net	249,777	235,036
Operating lease right of use asset	2,362,001	2,418,503
Patents, net	308,248	293,789
Deposits	52,000	52,000
Total assets	$34,464,347	$32,902,759

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$895,066	$727,919
Accrued expenses	531,297	391,567
Sales tax payable	40,483	92,130
Deferred revenue	97,541	107,489
Operating lease liabilities, current	420,456	521,006
Total current liabilities	1,984,843	1,840,111

Operating lease liabilities, noncurrent	1,964,050	1,910,357
Total liabilities	3,948,893	3,750,468

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of March 31, 2021 and December 31, 2020, respectively.	–	–
Common stock, $0.001 par value, 9,800,000 shares authorized, 8,858,383 and 8,482,387 shares issued or issuable and outstanding as of March 31, 2021 and December 31, 2020, respectively.	8,871	8,482
Additional paid-in-capital	82,779,998	80,166,415
Accumulated deficit	(52,273,415)	(51,022,606)

Total stockholders' equity	30,515,454	29,152,291

Total liabilities and stockholders' equity	$34,464,347	$32,902,759

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenues	$1,372,392	$1,317,052

Cost of revenues	1,521,512	1,356,693

Gross loss	(149,120)	(39,641)

Operating expenses	1,102,675	902,000

Loss from operations	(1,251,795)	(941,641)

Other income (expense)
Interest income	986	8,892
Interest expense	–	(9,772)
Total other income (expense), net	986	(880)

Net loss	$(1,250,809)	$(942,521)

Net loss per share - basic and diluted	$(0.14)	$(0.17)

Weighted average shares outstanding - basic and diluted	8,764,959	5,523,174

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Paid-in-Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	5,208,170	$5,207	$51,628,536	$(45,809,581)	$5,824,162

Stock issued for director services	14,813	15	78,432	–	78,447
Stock issued to escrow account - unvested	(14,813)	(15)	15	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	43,993	44	282,306	–	282,350
Net loss for the three months ended March 31, 2020	–	–	–	(942,521)	(942,521)
Balance at March 31, 2020	5,252,163	$5,251	$52,016,357	$(46,752,102)	$5,269,506

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Paid-in-Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	8,482,387	$8,482	$80,166,415	$(51,022,606)	$29,152,291

Stock issued for director services - vested	10,548	$11	122,435	–	122,446
Stock issued to escrow account - unvested	(24,253)	(12)	12	–	–
Stock option expense	–	–	68,944	–	68,944
Warrants exercised for cash	388,638	389	2,469,155	–	2,469,544
Stock option exercise (cashless)	1,063	1	(46,963)	–	(46,962)
Net loss for the three months ended March 31, 2021	–	–	–	(1,250,809)	(1,250,809)
Balance at March 31, 2021	8,858,383	$8,871	$82,779,998	$(52,273,415)	$30,515,454

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Operating Activities:
Net loss	$(1,250,809)	$(942,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,328	8,936
Common stock issued for services	122,446	78,447
Compensation expense related to grant of stock options	68,944	27,068
Amortization of debt discount	–	5,990
Amortization of operating lease right of use asset	9,645	(12,289)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	202,759	(214,077)
Prepaid expenses and other current assets	180,256	(308,685)
Inventory	(454,634)	(605,396)
Deposits	–	(223)
Increase (decrease) in:
Accounts payable	167,147	522,770
Accrued expenses	139,730	79,456
Convertible note payable repaid in lieu of salary - related party	–	(220,417)
Sales tax payable	(51,647)	22,218
Deferred revenue	(9,948)	5,447
Net cash used in operating activities	(855,783)	(1,553,276)

Investing Activities:
Purchases of equipment	(33,445)	(125,142)
Funding of patent costs	(22,129)	(18,370)
Net cash used in investing activities	(55,574)	(143,512)

Financing Activities:
Repayments of auto loan	–	(2,718)
Withhold shares to cover taxes for cashless stock option exercise	(46,962)	–
Proceeds from warrant exercises	2,469,544	282,350
Net cash provided by financing activities	2,422,582	279,632

Net increase (decrease) in cash	1,511,225	(1,417,156)

Cash at beginning of period	26,702,804	3,849,456

Cash at end of period	$28,214,029	$2,432,300

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$52,666

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$–	$72,750
Depreciation cost capitalized into inventory	$6,046	$3,705

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

BEAM GLOBAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Beam Global, a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Beam”) is a cleantech innovation company based in San Diego, California. Beam develops, designs, engineers, manufactures and sells high-quality, renewably energized infrastructure products for electric vehicle charging, outdoor media and energy security and disaster preparedness. Beam’s products enable vital and highly valuable energy production in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ ease of deployment, reliability, accessibility, and total cost of ownership, rather than producing the cheapest kilowatt hour with the help of subsidies.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2021 and 2020, and our financial position as of March 31, 2021, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020. The December 31, 2020 balance sheet is derived from those statements.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders as well as the shutdown of many businesses around the world. To date, while we have seen some delays and cancellations of opportunities in our pipeline as a result of funding issues, priority issues or temporary business closures, the pandemic has not had a material adverse effect on the Company’s financial position or results of operations for the quarter ended March 31, 2021. However, it is difficult to predict if these governmental actions and the widespread economic disruption arising from the pandemic will impact our business in the future. The Company will continue to monitor its progress and communicate changes in estimates and assumptions with shareholders, as necessary.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU includes amendments that significantly change the guidance on convertible instruments and the derivative scope exception for contracts in an entity's own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. The prior conditions were difficult to apply and resulted in circumstances where warrants may have been required to be accounted for as a liability rather than as equity if issued under a registration statement. The Company, in consultation with legal counsel, determined that its outstanding public warrants issued under a Registration Statement on Form S-1 met, and continues to meet, the criteria for equity based on the terms of the warrant. Had the warrants been determined that liability treatment was required, the liability would have been approximately $64 million for the 953,595 public warrants at December 31, 2020 with a non-cash charge to the statement of operations of $61 million for the year ended December 31, 2020.

The ASU is effective for smaller reporting companies in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, although early adoption is permitted, as early as fiscal years beginning after December 15, 2020. As such, the Company has adopted ASU 2020-06 effective January 1, 2021, on a full retrospective basis, which will allow the Company to continue to classify the warrants as equity, and as a result, had no effect on its condensed financial statements and related disclosures. If the Company had recorded the warrants as a liability in prior periods, with the full retrospective adoption on January 1, 2021, the liability would have been recast as equity and retained earnings adjusted to reverse the effect of the liability entries and as a result, there would be no impact on the financial statements for any periods presented.

Concentrations

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2021. As of March 31, 2021, $28,219,329 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended March 31, 2021, revenues from three customers accounted for 32%, 12% and 10% of total revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2021, accounts receivable from four customers accounted for 28%, 19%, 11% and 10% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

For the three months ended March 31, 2021 and 2020, we had a heavy concentration of sales to federal, state and local governments which represented 70% and 82% of revenues, respectively.

Cash and Cash Equivalents

For the purposes of the unaudited condensed statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2021 and December 31, 2020, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At March 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Patents

The Company believes it will achieve future economic value benefits for its various patents and patent ideas. All administrative costs for obtaining patents are accumulated on the balance sheet as a patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $7,670 and $1,091 in the three months ended March 31, 2021 and 2020, respectively.

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

Revenues from professional services are recognized when services are performed. Revenue values are based upon fixed fee arrangements or hourly fee-based arrangements with agreed to hourly rates of service categories in line with expertise requirements. These services are billed to a customer as such services are provided and the customer will be obligated to make payments for such services typically within a 30-45 day period.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At March 31, 2021, the Company has no product warranty accrual given the Company’s historical financial warranty expense.

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

Options to purchase 337,633 common shares and warrants to purchase 576,946 common shares were outstanding at March 31, 2021. These shares were not included in the computation of diluted loss per share for the three months ended March 31, 2021 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current period’s statement presentation. On the Condensed Statements of Cash Flows, the amortization of operating lease right of use asset of $12,289 at March 31, 2020 was reclassified from accrued expenses to conform to the March 31, 2021 presentation.

Segments

The Company follows ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information." During the three months ended March 31, 2021 and 2020, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

As reflected in the accompanying unaudited condensed financial statements for the three months ended March 31, 2021, the Company had a net loss and net cash used in operating activities of $1,250,809 (which includes $191,390 of non-cash compensation expense) and $855,783, respectively. Additionally, at March 31, 2021, the Company had an accumulated deficit of $52,273,415. The Company has incurred significant losses from operations since inception, and such losses are expected to continue.

In April 2019, the Company issued shares of its common stock in a public offering that generated gross proceeds of $13,201,000, which was used to pay off the Company’s debt and to fund business operations. The Company issued shares in two additional public offerings generating gross proceeds of $11,499,675 in July 2020 and $7,500,000 in November 2020. In addition, the company issued warrants as part of the April 2019 public offering which has generated an additional $10,879,389 during fiscal 2020 through March 31, 2021. At March 31, 2021, there are 576,946 warrants outstanding, which if fully exercised would generate an additional $3,639,359.

At March 31, 2021, our cash balance was $28,214,029 and our working capital was $29,507,478. Management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issue date of this report.

3.	INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2021	2020
Finished goods	$–	$–
Work in process	672,880	559,582
Raw materials	891,987	544,605
Inventory allowance	(11,424)	(11,424)
Total net inventory	$1,553,443	$1,092,763

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	March 31,	December 31,
	2021	2020
Accrued salaries	$285,131	$178,449
Accrued vacation	227,926	205,809
Other accrued expense	18,240	7,309
Total accrued expenses	$531,297	$391,567

5.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY AND NOTE PAYABLE

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

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. The final payment was made on this loan in October 31, 2020.

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expired in August 2020 which was the same term of the master lease for which the Company was the subtenant. In September 2020, the Company initiated a new five year master lease agreement, with two optional one year renewals. Monthly lease payments will range from $52,000 to $58,526 per month over the term of the lease.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services, vendor arrangements with non-binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company. All expenses and liabilities relating to such contracts were recorded in accordance with GAAP during the periods.

8.	LEASES

The Company evaluates new leases at inception based on the criteria defined in Leases (Topic 842). On September 1, 2020, the Company entered into a new five year operating lease with payments ranging from $52,000 to $58,526. The lease has two one-year options to extend the term of the lease. At this time, it is not reasonably certain that we will extend the term of the lease and therefore the renewal periods have been excluded from the right-of-use (“ROU”) asset. We calculated the present value of the lease payment stream using our effective borrowing rate of 10% and recorded a ROU asset and operating lease liability each of $2,605,032 at September 1, 2020. The ROU asset and the corresponding lease liability are being equally amortized on a straight-line basis over the term of the lease which expires on August 31, 2025.

The tables below show the operating ROU assets and liabilities as of December 31, 2020 and the balances as of March 31, 2021, including the changes during the periods.

Operating right-of
use asset

Operating lease ROU asset as of December 31, 2020	$2,418,503
Less amortization of operating lease ROU asset	(56,502)
Operating lease ROU asset as of March 31, 2021	$2,362,001

As of March 31, 2021 and December 31, 2020, the current and non-current portions of the lease liability were recorded to the Balance Sheet as follows:

	March 31,	December 31,
	2021	2020
Operating lease liabilities, current	$420,456	$521,006
Operating lease liabilities, noncurrent	1,964,050	1,910,357
Total lease liability	$2,384,506	$2,431,363

The future minimum rental commitments for our operating leases reconciled to the lease liability as of March 31, 2021 is as follows:

2021	$474,240
2022	649,147
2023	668,622
2024	688,680
2025	468,212
Total undiscounted future minimum payments	2,948,901
Less imputed interest	(564,394)
Total lease liability	$2,384,506

9.	COMMON STOCK

Director Annual Restricted Stock Grants

On October 20, 2020, the Company granted each of our two non-employee directors annual restricted stock grants of 12,200 shares of our common stock and our lead independent director was issued an annual restricted stock grant of 17,100 shares of common stock, which vest quarterly in four (4) equal installments. On the grant date, these shares had a per share fair value of $14.95 based on the closing trading price of our common stock, or $620,425. During the three months ended March 31, 2021, upon the death of one of our directors, 12,825 unvested shares of restricted stock were forfeited and returned to the Company, and 6,100 shares of restricted stock relating to the other two directors vested, generating an expense of $91,196. At March 31, 2021, there were 12,200 unvested shares of restricted stock representing $182,388 of unrecognized restricted stock grant expense which will be recognized through the quarter ending September 30, 2021.

On June 17, 2020, the Board approved two restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on June 17, 2020. On the grant date, the shares had a per share fair value of $7.35 and 20,408 shares were granted, half of which vest quarterly over four equal installments and half vest quarterly over 12 equal installments. During the three months ended March 31, 2021, 3,401 of shares from this grant vested and 1,047 shares from an October 1, 2019 grant vested generating a total expense of $31,250. At March 31, 2021, 10,990 of these shares are unvested representing $75,000 of unrecognized restricted stock grant expense which will be recognized through the quarter ending March 31, 2023.

10.	STOCK OPTIONS AND WARRANTS

Stock Options

During the three months ended March 31, 2021, there were no stock options granted.

During the three months ended March 31, 2021 and 2020, the Company recorded non-cash stock option based compensation expense of $68,944 and $27,068, respectively. As of March 31, 2021, there was $703,866 of unrecognized stock option-based compensation expense that will be recognized over the next 3.5 years.

During the three months ended March 31, 2021, 2,300 stock options were exercised on a cashless basis for 1,063 shares of common stock at a weighted average exercise price of $13.97. The Company withheld shares to cover income and payroll taxes totaling $46,963, which was charged to additional paid in capital.

There were stock options outstanding to purchase 337,633 shares of common stock at a weighted average exercise price of $11.13 at March 31, 2021. During the three months ended March 31, 2021, 1,875 stock options terminated.

Warrants

During the three months ended March 31, 2021, 388,638 warrants to purchase shares of the Company’s common stock were exercised generating $2,469,543. At March 31, 2021, there were warrants outstanding to purchase up to 576,946 shares of the Company’s common stock at a weighted average exercise price of $6.31.

11.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the Three Months Ended
	March 31,
	2021	2020
Product sales	$1,265,427	$1,255,852
Maintenance fees	11,243	3,679
Professional services	3,750	14,525
Shipping and handling	98,820	46,511
Discounts and allowances	(6,848)	(3,515)
Total revenues	$1,372,392	$1,317,052

At March 31, 2021 and December 31, 2020, deferred revenue was $97,541 and $107,489, respectively. The March 31, 2021 balance consists of deferred maintenance fees pertaining to services to be provided through the fourth quarter of 2026.

Revenues during the quarters ended March 31, 2021 and 2020 had a heavy concentration of sales to federal, state and local governments which represented 70% and 82% of revenues, respectively.

12.	SUBSEQUENT EVENTS

Subsequent to March 31, 2021, warrants to purchase 18,233 shares of common stock were exercised generating proceeds of $114,868.

On April 1, 2021, the Board approved two restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $112,500, divided by the per share closing trading price on April 1, 2021. On the grant date, the shares had a per share fair value of $40.10 and 2,806 shares were granted, half of which will vest quarterly over three equal installments and half of which will vest quarterly over 11 equal installments.

On April 16, 2021, the Board appointed Nancy Floyd to the Company’s board of directors. Concurrent with her appointment, the Company, upon recommendation of the Compensation Committee, granted Ms. Floyd 5,592 shares of restricted stock which had a per share fair value of $33.34 on the date of grant and will vest quarterly through September 30, 2021.

On April 16, 2021, the Board appointed Mr. Posawatz the Lead Independent Director. With this appointment, the Company, upon recommendation of the Compensation Committee, granted Mr. Posawatz 2,246 shares of restricted stock for this role which had a per share fair value of $33.34 on the date of grant and will vest quarterly through September 30, 2021.

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

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Because factors referred to elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 (sometimes referred to as the “2020 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in the 2020 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this report on Form 10-Q.

Overview

Beam develops, manufactures and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, outdoor media advertising and energy security and disaster preparedness.

The Company has designed five product lines that incorporate the same underlying proprietary technology and value for producing a unique alternative to grid-tied charging of electric vehicles, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed. Our product lines include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. In 2019, we began deploying our upgraded version, the EV ARC™ 2020, which provides all of the features of the original EV ARC™ in addition to elevating the electronics to the underside of the solar array making the unit flood-proof up to nine feet and making more space available on the engineered ballast and traction pad which gives the product stability.

-	Solar Tree® DCFC – Off-grid, renewably energized and rapidly deployed, patented single-column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs. - EV-Standard™ – patent issued on December 31, 2019 and still under development. A lamp standard, EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging. - UAV ARC™ - patent issued on November 24, 2020 and still under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

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

Overall Business Outlook

Our revenues increased from $1,317,052 in the first quarter of 2020, to $1,372,392 for the same period in 2021. Our revenues continue to diversify to a broad array of customers and markets. We have strengthened our sales force over the past year and increased marketing efforts, including engaging a public relations firm and a rebranding, to help communicate and promote awareness to potential customers. On January 27, 2021, President Biden issued an executive order that called for “clean and zero-emission federal, state, local, and tribal government fleets.” President Biden also proposed $174 billion investment in the EV market and an additional 500,000 publicly available EV charging stations on U.S. highways. Beam Global views federal investment in EV infrastructure as an important potential source of future revenues particularly now that the Company has been awarded a Federal General Services Administration (GSA) Multiple Award Schedule (MAS) contract that will make the procurement process by federal agencies much easier and faster. We are also expanding geographically across the U.S. to add to our significant presence in California. We believe that our opportunities in corporate markets will increase as demand for workplace charging increases. We believe our products are uniquely positioned to benefit from this growth, as well as increased market share as a result of the features our products add.

We continue to make progress in our outdoor media advertising business in 2021, with the addition of a contracted industry expert to help identify a corporate sponsor who will receive global naming rights to the network of EV ARCTM systems planned for the City of San Diego.

We have 2 new patents that were issued by the United States Patent and Trademark Office at the end of 2019 and in 2020 for our EV StandardTM and UAV ARC™ which we expect will expand our product offerings with the same proprietary technology as our current products and allow us to expand into new markets.

We had a gross loss of $149,120 in the quarter ended March 31, 2021, compared to a loss of $39,641 for the same period in the prior year. We currently have a fixed overhead structure and facility that will support our expected growth over the next several years. Until our production increases, we have underutilized capacity that adds a fixed cost burden to our margins. Once we are able to increase our production volumes, we will improve our fixed cost per unit, as well as benefit from improved labor efficiencies and utilization and cost improvements by negotiating volume purchase discounts. We are also implementing lean manufacturing process improvements and making engineering changes to our product where we can benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. Components such as battery cells and solar panels are expected to continue to decrease in cost in the coming months and years. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and therefore our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins in the future.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in these policies or their application.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the three months ended March 31, 2021.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenues. For the three months ended March 31, 2021, revenues were $1,372,392, a 4% increase over $1,317,052 for the three months ended March 31, 2020. During the first quarter of 2021, we shipped units to municipalities, federal agencies, a university, a utility company, and to enterprise companies. This included the sale of a unit to Jeep, a Stellantis brand, and one to their partner Electrify America, both for use in the Moab, UT launch of their Jeep 4xe Charging Network to provide EV charging at Jeep Badge of Honor off-road trailheads throughout the U.S. By comparison, revenues in the first quarter of 2020 were heavily concentrated on state and local municipalities in several cities across the U.S. During 2020, we experienced some delays in orders as a result of the COVID-19 virus, which are starting to move forward. Our backlog on March 31, 2021 was $1.2 million.

Gross Loss. For the three months ended March 31, 2021, we had a gross loss of $149,120 compared to a gross loss of $39,641 for the three months ended March 31, 2020. Despite the increase in revenues during the first quarter of 2021 compared to 2020, our gross loss increased primarily due to an increase in costs for the new EV ARC™ 2020 unit that was launched at the end of 2019 and rolled out in 2020, compared to the original EV ARC™. Our experience with the original EV ARC™ demonstrated that while the initial costs of the unit start out high, the operations and engineering teams improve the production process and reduce material costs which will reduce the costs over time. We anticipate that this process will be repeated with the EV ARC™ 2020. We are also being negatively impacted by increases in steel prices and shipping costs due to high demand. We expect our margins to improve as we increase our production levels, which will reduce our overhead costs per unit and improve our labor efficiency.

Operating Expenses. Total operating expenses were $1,102,675 for the three months ended March 31, 2021, compared to $902,000 for the same period in 2020, a 22% increase. The increase was primarily due to $85,875 for non-cash compensation expense for stock option expense and vesting of director restricted shares, $51,605 for increased sales headcount to support revenue growth, $29,241 for R&D increased headcount to support development projects, $14,610 for legal expenses and $19,344 of other net increases.

Other Income and Expense. Interest income was $986 in the quarter ended March 31, 2021, compared to $8,892 in the quarter ended March 31, 2020, due to a significantly lower average gross yield on our investments, despite higher cash balances. Interest expense was $9,772 in the quarter ended March 31, 2020, and there was no interest expense in the quarter ended March 31, 2021.

Net Loss. Our net loss was $1,250,809 for the three months ended March 31, 2021, a $308,288 increase from a net loss of $942,521 for the same period in 2020, primarily due to the increase in gross loss and increased operating expenses.

Liquidity and Capital Resources

At March 31, 2021, we had cash of $28,214,029, compared to cash of $26,702,804 at December 31, 2020. We have historically met our cash needs through a combination of equity and debt financings. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed statements of cash flows, are summarized in the table below:

	March 31,
	2021	2020
Cash provided by (used in):
Net cash used in operating activities	$(855,783)	$(1,553,276)
Net cash used in investing activities	$(55,574)	$(143,512)
Net cash provided by financing activities	$2,422,582	$279,632

Operating Activities

Net loss of $1,250,809 for the three months ended March 31, 2021 decreased by $221,363 for non-cash expense items that included depreciation and amortization, common stock issued for services for director compensation, non-cash compensation expense related to grant of stock options, and amortization of operating lease right of use asset. Cash used in operations for the period included a $454,634 increase in inventory purchases, a $51,647 reduction of sales tax payable and a $9,948 decrease in deferred revenue. Cash provided by operations included a $202,759 decrease in accounts receivable due to lower revenues in the first quarter of 2021, compared to the fourth quarter of 2020, a $180,256 decrease in prepaid expenses and other current assets as the December 31, 2020 balance included a receivable for payment due for warrant exercises, a $167,147 increase in accounts payable primarily due to increased inventory purchases, and a $139,730 increase in accrued expenses for accrued payroll for Q1 2021 that was paid in Q2 2021.

Net loss of $942,521 for the three months ended March 31, 2020 decreased by $108,152 for non-cash expense items that included depreciation and amortization, common stock issued for services for director compensation, non-cash compensation expense related to stock options, amortization of debt discount to interest expense associated with the related party note and amortization of operating lease right of use asset. Cash used in operations for the period included increases in inventory by $605,396 for product needed for fiscal Q2 deliveries, prepaid expenses and other current assets of $308,685 for vendor prepayments, funding our annual business insurance and prepaid annual Nasdaq fees, increase in accounts receivable of $214,077 due to higher sales in Q1 2020 compared to Q1 2019 and a slow paying customer from Q4 2019, payment of a convertible note originally issued in lieu of salary for a related party of $220,417 and a $223 increase in deposits. Cash provided by operations included an increase of $522,770 for accounts payable, primarily for inventory purchases, $79,456 for accrued expenses, primarily for payroll, $22,218 for an increase for sales tax payable and $5,447 for an increase in deferred revenue.

Cash used in investing activities included $33,445 to purchase manufacturing equipment and $22,129 for patent related costs during the three months ended March 31, 2021. In the three months ended March 31, 2020, $125,142 was used to purchase manufacturing equipment and $18,371 was used to fund patent related costs.

During the three months ended March 31, 2021, cash generated by our financing activities included $2,469,544 in proceeds received from the exercise of warrants and we used cash of $46,962 to cover payroll taxes related to cashless stock option exercises. During the three months ended March 31, 2020, cash generated by our financing activities included $282,350 in proceeds received from the exercise of warrants and we used cash of $2,718 to make the final repayment of an auto loan.

Working capital has increased from $28,063,320 at December 31, 2020 to $29,507,478 at March 31, 2021, primarily due to cash proceeds from warrant exercises, partially offset by operating expenses.

While the Company continues to grow market awareness and focusing on the generation of sales, the Company has not generally earned a net profit on its sales of products during recent years. However, we believe that our net profit will improve as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for increasing gross profits on the EV ARC ™ and Solar Tree® products in the future.  The Company may be required to raise capital from the issuance of its securities or debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

On July 7, 2020, the Company issued 1,393,900 shares of common stock in an underwritten public offering at $8.25 per share, generating approximately $10,500,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On November 27, 2020, the Company issued 250,000 shares of common stock in an underwritten public offering at $30.00 per share, generating approximately $6,900,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the aggregate net proceeds primarily for working capital and general corporate purposes.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, we do not yet have sufficient controls and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company intends to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2020, we had identified the following material weaknesses, of which the items below still exist as of March 31, 2021 and through the date of this report:

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

Corrective Action and Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, we have been reviewing several Enterprise Resource Planning (ERP) software packages to determine which will be the most effective based on our manufacturing environment and operating processes. We have narrowed our selection down to two choices. We are also looking at our current manual operating processes to determine the best structure we want to put in place once we begin to design the new ERP, as well as access controls to streamline and strengthen our approval processes and control environment. We plan to select the new ERP in fiscal Q3 2021.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Dated: May 24, 2021	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

