Form 10-Q
period 2021-06-30
Beam Global
filed 2021-08-12
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2021

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of August 9, 2021 was 8,931,601.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash	$25,308,606	$26,702,804
Accounts receivable	2,808,062	1,786,471
Prepaid and other current assets	296,603	321,393
Inventory, net	1,936,660	1,092,763
Total current assets	30,349,931	29,903,431

Property and equipment, net	362,826	235,036
Operating lease right of use asset	2,253,852	2,418,503
Patents, net	321,591	293,789
Deposits	52,000	52,000
Total assets	$33,340,200	$32,902,759

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,076,884	$727,919
Accrued expenses	395,649	391,567
Sales tax payable	108,401	92,130
Deferred revenue	155,747	107,489
Operating lease liabilities, current	435,813	521,006
Total current liabilities	2,172,494	1,840,111

Operating lease liabilities, noncurrent	1,850,189	1,910,357
Total liabilities	4,022,683	3,750,468

Commitments and contingencies (Note 7)	–	–

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of June 30, 2021 and December 31, 2020, respectively.	–	–
Common stock, $0.001 par value, 9,800,000 shares authorized, 8,897,955 and 8,482,387 shares issued or issuable and outstanding as of June 30, 2021 and December 31, 2020, respectively.	8,898	8,482
Additional paid-in-capital	83,223,822	80,166,415
Accumulated deficit	(53,915,203)	(51,022,606)

Total stockholders' equity	29,317,517	29,152,291

Total liabilities and stockholders' equity	$33,340,200	$32,902,759

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$2,121,098	$1,455,158	$3,493,490	$2,772,210

Cost of revenues	2,394,975	1,399,822	3,916,487	2,756,515

Gross income (loss)	(273,877)	55,336	(422,997)	15,695

Operating expenses	1,369,010	888,456	2,471,685	1,790,456

Loss from operations	(1,642,887)	(833,119)	(2,894,682)	(1,774,760)

Other income (expense)
Interest income	1,924	627	2,910	9,519
Interest expense	–	(665)	–	(10,437)
Total other income (expense), net	1,924	(38)	2,910	(918)

Loss before income tax expense	(1,640,963)	(833,157)	(2,891,772)	(1,775,678)

Income tax expense	825	800	825	800

Net loss	$(1,641,788)	$(833,957)	$(2,892,597)	$(1,776,478)

Net loss per share - basic and diluted	$(0.18)	$(0.16)	$(0.33)	$(0.34)

Weighted average shares outstanding - basic and diluted	8,882,322	5,257,681	8,823,965	5,240,427

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Stock	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	5,208,170	$5,207	$51,628,536	$(45,809,581)	$5,824,162

Stock issued for director services	14,813	15	78,432	–	78,447
Stock issued to escrow account - unvested	(14,813)	(15)	15	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	43,993	44	282,306	–	282,350
Net loss for the three months ended March 31, 2020	–	–	–	(942,521)	(942,521)
Balance at March 31, 2020	5,252,163	$5,251	$52,016,357	$(46,752,102)	$5,269,506

Stock issued for director services	15,073	15	89,674	–	89,689
Stock issued to escrow account - unvested	5,335	6	(6)	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	5,278	5	34,830	–	34,835
Net loss for the three months ended June 30, 2020	–	–	–	(833,957)	(833,957)
Balance at June 30, 2020	5,277,849	$5,277	$52,167,923	$(47,586,059)	$4,587,141

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Stock	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	8,482,387	$8,482	$80,166,415	$(51,022,606)	$29,152,291

Stock issued for director services - vested	10,548	11	122,435	–	122,446
Stock issued to escrow account - unvested	(24,253)	(12)	12	–	–
Stock option expense	–	–	68,944	–	68,944
Warrants exercised for cash	388,638	389	2,469,155	–	2,469,544
Stock option exercise (cashless)	1,063	1	(46,963)	–	(46,962)
Net loss for the three months ended March 31, 2021	–	–	–	(1,250,809)	(1,250,809)
Balance at March 31, 2021	8,858,383	$8,871	$82,779,998	$(52,273,415)	$30,515,454

Stock issued for director services - vested	12,156	12	246,322	–	246,334
Stock issued to escrow account - unvested	(1,512)	(14)	14	–	–
Stock option expense	–	–	57,644	–	57,644
Warrants exercised for cash	27,611	28	173,922	–	173,950
Stock option exercise (cashless)	1,317	1	(34,078)	–	(34,077)
Net loss for the three months ended June 30, 2021	–	–	–	(1,641,788)	(1,641,788)
Balance at June 30, 2021	8,897,955	$8,898	$83,223,822	$(53,915,203)	$29,317,517

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Operating Activities:
Net loss	$(2,892,597)	$(1,776,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,383	21,552
Common stock issued for services	368,780	168,136
Compensation expense related to grant of stock options	126,588	54,136
Amortization of debt discount	–	5,990
Amortization of operating lease right of use asset	19,290	(24,578)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,021,591)	(64,944)
Prepaid expenses and other current assets	24,790	(262,944)
Inventory	(827,868)	(308,438)
Deposits	–	6,250
Increase (decrease) in:
Accounts payable	348,965	(126,018)
Accrued expenses	4,082	168,241
Convertible note payable repaid in lieu of salary - related party	–	(220,417)
Sales tax payable	16,271	16,211
Deferred revenue	48,258	(13,426)
Net cash used in operating activities	(3,750,649)	(2,356,727)

Investing Activities:
Purchases of equipment	(168,225)	(140,241)
Funding of patent costs	(37,779)	(44,082)
Net cash used in investing activities	(206,004)	(184,323)

Financing Activities:
Repayments of auto loan	–	(5,473)
Borrowings on note payable - Paycheck Protection Program	–	339,262
Withhold shares to cover taxes for cashless stock option exercise	(81,039)	–
Proceeds from warrant exercises	2,643,494	317,185
Payments of equity offering costs	–	(6,986)
Net cash provided by financing activities	2,562,455	643,988

Net decrease in cash	(1,394,198)	(1,897,062)

Cash at beginning of period	26,702,804	3,849,456

Cash at end of period	$25,308,606	$1,952,394

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$52,671
Cash paid for taxes	$825	$800

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Transfer of prepaid asset to inventory	$–	$116,400
Depreciation cost capitalized into inventory	$16,029	$9,554

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

BEAM GLOBAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the six months ended June 30, 2021 and 2020, and our financial position as of June 30, 2021, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The outbreak of COVID-19 resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders as well as the shutdown of many businesses around the world. To date, while we have seen some delays and cancellations of opportunities in our pipeline as a result of funding issues, priority issues or temporary business closures, the pandemic has not had a material adverse effect on the Company’s financial position or results of operations for the quarter ended June 30, 2021. With the rollout of a COVID-19 vaccine, businesses and governments are beginning to return to pre-pandemic status. However, it is difficult to predict what impact variants of the virus may have in the future or what impact these governmental actions and the widespread economic disruption arising from the pandemic will have on our business in the future.

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

The ASU is effective for smaller reporting companies in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, although early adoption is permitted, as early as fiscal years beginning after December 15, 2020. As such, the Company adopted ASU 2020-06 effective January 1, 2021, on a full retrospective basis, which will allow the Company to continue to classify the warrants as equity, and as a result, had no effect on its condensed financial statements and related disclosures. If the Company had recorded the warrants as a liability in prior periods, with the full retrospective adoption on January 1, 2021, the liability would have been recast as equity and retained earnings adjusted to reverse the effect of the liability entries and as a result, there would be no impact on the financial statements for any periods presented.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326) requiring initial recognition of credit losses, as well as any subsequent change in the estimate, when it is probable that a loss has been incurred. The standard eliminates the threshold for initial recognition in current U.S. GAAP and it covers a broad range of financial instruments, including trade and other receivables at each reporting date. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The standard is effective for the Company beginning January 1, 2023. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

Concentrations

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2021. As of June 30, 2021, $25,173,457 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended June 30, 2021, revenues from four customers accounted for 22%, 18%, 16% and 10% of total revenues, and for the six months ended June 30, 2021, revenues from three customers accounted for 13%, 13% and 11% of total revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2021, accounts receivable from four customers accounted for 18%, 14%, 14% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

For the six months ended June 30, 2021 and 2020, we had a heavy concentration of sales to federal, state and local governments which represented 78% and 75% of revenues, respectively.

Cash and Cash Equivalents

For the purposes of the unaudited condensed statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021 and December 31, 2020, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At June 30, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Patents

The Company believes it will achieve future economic value benefits for its patents. All administrative costs for obtaining patents are accumulated on the balance sheet as a patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $9,977 and $2,182 in the six months ended June 30, 2021 and 2020, respectively.

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

The Company includes shipping and handling fees billed to customers as revenues.

Any deposits received from a customer prior to delivery of the purchased product or monies paid prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2021, the Company has no product warranty accrual given the Company’s historical financial warranty expense.

Cost of Revenues

The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, all of which are included in inventory prior to a sale, as costs of revenues. The Company further includes shipping and handling costs as cost of revenues.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common stock outstanding for the period, and, if dilutive, potential common stock outstanding during the period. Potential common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Options to purchase 333,980 shares of common stock and warrants to purchase 549,335 shares of common stock were outstanding at June 30, 2021. These shares were not included in the computation of diluted loss per share for the three or six months ended June 30, 2021 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current period’s statement presentation. On the Condensed Statements of Cash Flows, the amortization of operating lease right of use asset of $24,578 at June 30, 2020 was reclassified from accrued expenses to conform to the June 30, 2021 presentation.

Segments

The Company follows ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information." During the six months ended June 30, 2021 and 2020, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

As reflected in the accompanying unaudited condensed financial statements for the six months ended June 30, 2021, the Company had a net loss and net cash used in operating activities of $2,892,597 (which includes $495,368 of non-cash compensation expense) and $3,750,649, respectively. Additionally, at June 30, 2021, the Company had an accumulated deficit of $53,915,203. The Company has incurred significant losses from operations since inception, and such losses are expected to continue.

In April 2019, the Company issued shares of its common stock in a public offering that generated gross proceeds of $13,201,000, which was used to pay off the Company’s debt and to fund business operations. The Company issued shares in two additional public offerings generating gross proceeds of $11,499,675 in July 2020 and $7,500,000 in November 2020. In addition, the company issued warrants as part of the April 2019 public offering which has generated an additional $11,053,338 during fiscal 2020 through June 30, 2021. At June 30, 2021, there are warrants outstanding to purchase up to 549,335 shares of common stock, which if fully exercised would generate an additional $3,465,410.

At June 30, 2021, our cash balance was $25,308,606 and our working capital was $28,177,437. Management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issue date of this report.

3.	INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2021	2020
Finished goods	$–	$–
Work in process	337,847	559,582
Raw materials	1,598,813	533,181
Total net inventory	$1,936,660	$1,092,763

4.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30,	December 31,
	2021	2020
Accrued vacation	$236,731	$205,809
Accrued salaries	110,708	178,449
Other accrued expense	48,210	7,309
Total accrued expenses	$395,649	$391,567

5.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY AND NOTE PAYABLE

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

All deferred amounts were evidenced by an unsecured convertible promissory note payable by the Company to Mr. Wheatley bearing simple interest at the rate of 10% per annum, accruing until paid, convertible into shares of the Company’s common stock at $7.50 per share at any time in whole or in part at Mr. Wheatley’s discretion. As the conversion price was equivalent to the fair value of the common stock at various salary deferral dates prior to June 30, 2018, there was no beneficial conversion feature to this note through such date. Subsequent to June 30, 2018 through December 31, 2018, and based on the average daily closing price of our common stock, the Company recorded $8,672 of debt discount for the beneficial conversion feature value which is being amortized to interest expense over the term of the note. For the three months ended March 31, 2019 and based on the average daily closing price of our common stock, the Company recorded $3,967 of debt discount for the beneficial conversion feature value which is also being amortized to interest expense over the term of the note. There was no beneficial conversion value and therefore, no debt discount was recorded for any other periods subsequent to March 31, 2019. Additionally, on March 29, 2017, the Board of Directors granted Mr. Wheatley a $35,000 bonus for which Mr. Wheatley agreed to defer such bonus under the same terms of his salary deferral.

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

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

The tables below show the operating ROU assets and liabilities as of December 31, 2020 and the balance as of June 30, 2021, including the changes during the periods.

Operating
right-of
use asset

Operating lease ROU asset as of December 31, 2020	$2,418,503
Less amortization of operating lease ROU assets	(164,651)
Operating lease ROU asset as of June 30, 2021	$2,253,852

As of June 30, 2021 and December 31, 2020, the current and non-current portions of the lease liability were recorded to the Balance Sheet as follows:

	June 30,	December 31,
	2021	2020
Operating lease liabilities, current	$435,813	$521,006
Operating lease liabilities, noncurrent	1,850,189	1,910,357
Total lease liability	$2,286,002	$2,431,363

The future minimum rental commitments for our operating leases reconciled to the lease liability as of June 30, 2021 is as follows:

June 30, 2021
2021	$318,240
2022	649,147
2023	668,622
2024	688,680
2025	468,211
Total undiscounted future minimum payments	2,792,900
Less imputed interest	(506,898)
Total lease liability	$2,286,002

9.	INCOME TAXES

There was no Federal income tax expense for the six months ended June 30, 2021 or 2020 due to the Company’s net losses. Income tax expense represents minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of June 30, 2021 and no benefit has been provided for the year to date loss. On a quarterly basis, the company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

10.	COMMON STOCK

Director Annual Restricted Stock Grants

On April 1, 2021, the Board approved two restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $112,500, divided by the per share closing trading price on April 1, 2021. On the grant date, the shares had a per share fair value of $40.10 and 2,806 shares were granted, half of which will vest quarterly over three equal installments and half of which will vest quarterly over 11 equal installments. During the quarter ended June 30, 2021, 596 of these shares vested generating an expense of $23,864. At June 30, 2021, 2,210 shares are unvested representing $88,636 of unrecognized restricted stock grant expense which will be recognized through the quarter ending December 31, 2023.

On April 16, 2021, the Board appointed Nancy Floyd to the Company’s board of directors. Concurrent with her appointment, the Company, upon recommendation of the Compensation Committee, granted Ms. Floyd 5,592 shares of restricted stock which had a per share fair value of $33.34 on the date of grant and will vest quarterly through September 30, 2021. During the quarter ended June 30, 2021, 2,542 of these shares vested generating an expense of $84,739. At June 30, 2021, 3,050 shares are unvested representing $101,687 of unrecognized restricted stock grant expense which will be recognized in the quarter ending September 30, 2021.

On April 16, 2021, the Board appointed Mr. Posawatz as the Lead Independent Director. With this appointment, the Company, upon recommendation of the Compensation Committee, granted Mr. Posawatz 2,246 shares of restricted stock for this role which had a per share fair value of $33.34 on the date of grant and will vest quarterly through September 30, 2021. During the quarter ended June 30, 2021, 1,021 of these shares vested generating an expense of $34,035. At June 30, 2021, 1,225 shares are unvested representing $40,841 of unrecognized restricted stock grant expense which will be recognized in the quarter ending September 30, 2021.

On October 20, 2020, the Company granted each of our two non-employee directors annual restricted stock grants of 12,200 shares of our common stock and our then lead independent director an annual restricted stock grant of 17,100 shares of common stock, which vest quarterly in four (4) equal installments. On the grant date, these shares had a per share fair value of $14.95 based on the closing trading price of our common stock, or $620,425. During the three months ended March 31, 2021, upon the death of our lead independent director, 12,825 unvested shares of restricted stock were forfeited and returned to the Company, and 6,100 shares of restricted stock relating to the other two directors vested, generating an expense of $91,196. During the three months ended June 30, 2021, 6,100 of these shares vested generating an expense of $91,196. At June 30, 2021, there were 6,100 unvested shares of restricted stock representing $91,192 of unrecognized restricted stock grant expense which will be recognized through the quarter ending September 30, 2021.

On June 17, 2020, the Board approved two restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on June 17, 2020. On the grant date, the shares had a per share fair value of $7.35 and 20,408 shares were granted, half of which vest quarterly over four equal installments and half vest quarterly over 12 equal installments. During the six months ended June 30, 2021, 4,251 of shares from this grant vested and 2,094 shares from an October 1, 2019 grant vested generating a total expense of $43,750. At June 30, 2021, 9,093 shares for these 2 grants are unvested representing $62,500 of unrecognized restricted stock grant expense which will be recognized through the quarter ending March 31, 2023.

11.	STOCK OPTIONS AND WARRANTS

Stock Options

During the six months ended June 30, 2021, there were no stock options granted.

During the six months ended June 30, 2021 and 2020, the Company recorded non-cash stock option based compensation expense of $126,588 and $54,136, respectively. As of June 30, 2021, there was $646,242 of unrecognized stock option-based compensation expense that will be recognized over the next 3.25 years.

During the six months ended June 30, 2021, 5,953 stock options were exercised on a cashless basis for 2,380 shares of common stock at a weighted average exercise price of $14.38. The Company withheld shares to cover income and payroll taxes totaling $81,039, which was charged to additional paid in capital.

There were stock options outstanding to purchase 333,980 shares of common stock at a weighted average exercise price of $11.09 at June 30, 2021. During the six months ended June 30, 2021, 1,875 stock options terminated.

Warrants

During the six months ended June 30, 2021, warrants to purchase 416,249 shares of the Company’s common stock were exercised generating $2,643,493. At June 30, 2021, there were warrants outstanding to purchase up to 549,335 shares of the Company’s common stock at a weighted average exercise price of $6.31.

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the Six Months Ended
	June 30,
	2021	2020
Product sales	$3,240,498	$2,656,056
Maintenance fees	22,610	41,281
Professional services	56,525	10,565
Shipping and handling	185,119	69,373
Discounts and allowances	(11,262)	(5,065)
Total revenues	$3,493,490	$2,772,210

At June 30, 2021 and December 31, 2020, deferred revenue was $155,747 and $107,489, respectively. The June 30, 2021 balance consists of deferred maintenance fees of $152,447 pertaining to services to be provided through the second quarter of 2027 and a $3,300 prepayment from a customer.

13.	SUBSEQUENT EVENTS

Subsequent to June 30, 2021, warrants to purchase 504 shares of common stock were exercised generating proceeds of $3,175.

In August 2021, stock options to purchase 89,800 shares of common stock were exercised on a cashless basis at a weighted average exercise price of $13.27 resulting in the issuance of 33,142 shares of common stock, after reducing the shares to cover the cost of the shares and taxes. The Company withheld shares to cover income and payroll taxes totaling $543,937, which was charged to additional paid in capital.

On July 19, 2021, we filed a Certificate of Amendment to the Articles of Incorporation to increase our number of authorized common stock from 9,800,000 to 350,000,000. The stockholders of the Company approved the amendment at the Company’s annual stockholders meeting on July 14, 2021.

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

Overview

Beam is a cleantech innovation company based in San Diego, California that develops, manufactures and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, outdoor media advertising and energy security and disaster preparedness.

The Company has designed five product lines that incorporate the same underlying proprietary technology for producing a unique alternative to grid-tied charging of electric vehicles, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed. Our product lines include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. In 2019, we began deploying our upgraded version, the EV ARC™ 2020, which provides all of the features of the original EV ARC™ in addition to elevating the electronics to the underside of the solar array making the unit flood-proof up to nine feet and making more space available on the engineered ballast and traction pad which gives the product stability.

-	Solar Tree® DCFC – Off-grid, renewably energized and rapidly deployed, patented single-column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs.
-	EV-Standard™ – patent issued on December 31, 2019 and still under development. A Lamp Standard replacement EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging, street lighting and emergency power.

-	UAV ARC™ - patent issued on November 24, 2020 and still under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

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

We believe our chief differentiators for our electric vehicle charging infrastructure products are:

•	Our patented, renewably energized products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	Our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site.

•	our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to continuously create new and patentable inventions which are marketable and integrate our own proprietary technology and parts with other available engineered components, creating a further barrier to entry for our competition.

Overall Business Outlook

Our revenues increased from $2,772,210 in the first six months of 2020, to $3,493,490 for the same period in 2021. Compared to the first half of 2020, our sales in the first half of 2021 to municipalities remains strong, and we have experienced growth from federal customers through our GSA contract and also from enterprise customers. We have strengthened our sales force over the past year and increased marketing efforts, including engaging a public relations firm and a rebranding, to communicate and increase awareness of our products to potential customers. On January 27, 2021, President Biden issued an executive order that called for “clean and zero-emission federal, state, local, and tribal government fleets.” President Biden also proposed $174 billion investment in the EV market and an additional 500,000 publicly available EV charging stations on U.S. highways. There is also a $1 trillion infrastructure bill that was proposed in August 2021 that includes $7.5 billion for a nationwide network of plug-in electric vehicle chargers. That bill passed the Senate on August 10th and is now headed to the House. Beam Global views federal investment in EV infrastructure as an important potential source of future revenues particularly now that the Company has been awarded a Federal General Services Administration (GSA) Multiple Award Schedule (MAS) contract that will make the procurement process by federal agencies much easier and faster. We have hired a government relations person and engaged a lobbying firm in Washington DC to support this opportunity for growth. We are also increasing our sales across the U.S. to add to our significant presence in California. We believe that our opportunities in corporate markets will increase as demand for workplace and public charging increases. We believe our products are uniquely positioned to benefit from this growth, as well as increased market share as a result of our ability to rapidly deploy resilient and low total cost EV charging infrastructure without the complexities of construction, electrical work or permitting.

We continue to make progress in our outdoor media advertising business in 2021, where the efforts of our contracted industry expert are identifying and vetting potential corporate sponsors to receive global naming rights to the network of EV ARC™ systems planned for the City of San Diego and other major US cities.

We have two new patents that were issued by the United States Patent and Trademark Office at the end of 2019 and in 2020 for our EV Standard™ and UAV ARC™ which we expect will expand our product offerings with the same proprietary technology as our current products and allow us to expand into new markets. We have also been issued a new patent for our transformable EV ARC™ in China.

We had a gross loss of $422,997 in the six months ended June 30, 2021, compared to gross income of $15,695 for the same period in the prior year. We currently have a fixed overhead structure and facility that will support our expected growth over the next several years. Until our production increases, we have underutilized capacity that adds a fixed cost burden to our margins. Once we are able to increase our production volumes, we will improve our fixed cost per unit, as well as benefit from improved labor efficiencies and utilization and cost improvements by negotiating volume purchase discounts. We are also implementing lean manufacturing process improvements and making engineering changes to our product where we can benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. Components such as battery cells and solar panels are expected to continue to decrease in cost in the coming months and years. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and therefore our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins in the future.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the three months ended June 30, 2021.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

Revenues. For the three months ended June 30, 2021, revenues were $2,121,098, a 46% increase over $1,455,158 for the three months ended June 30, 2020. During the second quarter of 2021, we continued to ship units to various municipalities and also the first 7 of 52 units ordered by the State of California which have been deployed at various State agencies, including Cal Fire, Cal OES and Caltrans. A further two units were delivered on the New York City contract (the first of our latest EV ARCTM 2020 flood-proof model), and delivery of the second of our latest generation of Solar Tree® products to a customer in central California which will provide charging for full-sized electric buses, electric heavy-duty vehicles, electric agricultural equipment, public transportation and growing electric vehicle options in the construction industry. We also saw a strong increase in revenues to federal customers compared to Q2 2020, which we expect will continue given an increase in federal funding and grant opportunities for electric vehicles and related infrastructure and due to our being issued a Federal General Services Administration Contract. Revenues to enterprise customers also increased this quarter which we also expect to improve as more companies return to working on-site as a result of the COVID-19 vaccine. During 2020, we experienced some delays in orders as a result of the COVID-19 pandemic, but we expect to see less delays as we move forward. Our backlog on June 30, 2021 was $3.7 million.

Gross Loss. For the three months ended June 30, 2021, we had a gross loss of $273,877 compared to a gross income of $55,336 for the three months ended June 30, 2020. Despite the increase in revenues during the quarter of 2021 compared to 2020, our gross loss increased primarily due to an increase in costs for the new EV ARC™ 2020 unit that was launched at the end of 2019 and rolled out in 2020, compared to the original EV ARC™. Our experience with the original EV ARC™ demonstrated that while the initial costs of the unit start out high, the operations and engineering teams improve the production process and reduce material costs which will reduce the costs over time. We anticipate that this process will be repeated with the EV ARC™ 2020. We are also being negatively impacted by increases in steel prices and shipping costs due to high demand. We expect our margins to improve as we increase our production levels, which will reduce our overhead costs per unit and improve our labor efficiency. We are also improving our shipping practices which we believe will further reduce our costs.

Operating Expenses. Total operating expenses were $1,369,010 for the three months ended June 30, 2021, compared to $888,456 for the same period in 2020, a 54% increase. The increase was primarily due to $187,221 for non-cash compensation expense for stock option expense and vesting of director restricted shares, $145,407 for increased sales and marketing expense to support revenue growth, $40,528 for increased costs related to the proxy and shareholder meeting, $33,377 for increased R&D headcount to support development projects, $20,856 for increased D&O insurance premiums and $53,165 of other net increases.

Other Income and Expense. Interest income was $1,924 in the quarter ended June 30, 2021, compared to $627 in the quarter ended June 30, 2020, due to a significantly lower average gross yield on our investments, despite higher cash balances. Interest expense was $665 in the quarter ended June 30, 2020, and there was no interest expense in the quarter ended June 30, 2021.

Net Loss. Our net loss was $1,641,788 for the three months ended June 30, 2021, a $807,831 increase from a net loss of $833,957 for the same period in 2020, primarily due to the increase in gross loss and increased operating expenses.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020

Revenues. For the six months ended June 30, 2021, revenues were $3,493,490, a 26% increase over $2,772,210 for the six months ended June 30, 2020. Revenues from municipalities during the first six months of 2021 continued to be strong, comparable to the first six months of 2020. The increased revenue in the first half of 2021 compared to the prior year came from revenues from both federal and enterprise customers. In addition, we are seeing more multiple unit orders as evidenced by a 52 system order from the State of California and several others. During 2020, we experienced some delays in orders as a result of the COVID-19 pandemic, which are starting to move forward. Our backlog on June 30, 2021 was $3.7 million.

Gross Loss. For the six months ended June 30, 2021, we had a gross loss of $422,997 compared to a gross income of $15,695 for the six months ended June 30, 2020. Despite the increase in revenues during the first 6 months of 2021 compared to 2020, our gross loss increased primarily due to an increase in costs for the new EV ARC™ 2020 unit that was launched at the end of 2019 and rolled out in 2020, compared to the original EV ARC™. Our experience with the original EV ARC™ demonstrated that while the initial costs of the unit start out high, the operations and engineering teams improve the production process and reduce material costs which will reduce the costs over time. We anticipate that this process will be repeated with the EV ARC™ 2020. We are also being negatively impacted by increases in steel prices and shipping costs due to high demand. We expect our margins to improve as we increase our production levels, which will reduce our overhead costs per unit and improve our labor efficiency. We also expect to improve our shipping costs.

Operating Expenses. Total operating expenses were $2,471,685 for the six months ended June 30, 2021, compared to $1,790,456 for the same period in 2020, a 38% increase. The increase was primarily due to $273,096 for non-cash compensation expense for stock option expense and vesting of director restricted shares, $158,409 for increased sales and marketing expense to support revenue growth, $62,618 for R&D increased headcount to support development projects, $39,937 for increased costs related to the proxy and shareholder meeting, $27,885 for increased D&O insurance premiums, $27,333 for increased director cash compensation, $20,654 for increased legal expense, and $71,297 of other net increases.

Other Income and Expense. Interest income was $2,910 in the six months ended June 30, 2021, compared to $9,519 for the same period in 2020, due to a significantly lower average gross yield on our investments, despite higher cash balances. Interest expense was $10,437 in the six months ended June 30, 2020, and there was no interest expense in the six months ended June 30, 2021.

Net Loss. Our net loss was $2,892,597 for the six months ended June 30, 2021, a $1,116,119 increase from a net loss of $1,776,478 for the same period in 2020, primarily due to the increase in gross loss and increased operating expenses.

Liquidity and Capital Resources

At June 30, 2021, we had cash of $25,308,606, compared to cash of $26,702,804 at December 31, 2020. We have historically met our cash needs through a combination of equity and debt financings. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed statements of cash flows, are summarized in the table below:

	June 30,
	2021	2020
Cash provided by (used in):
Net cash used in operating activities	$(3,750,649)	$(2,356,727)
Net cash used in investing activities	$(206,004)	$(184,323)
Net cash provided by financing activities	$2,562,455	$643,988

Operating Activities

Net loss of $2,892,597 for the six months ended June 30, 2021 decreased by $549,041 for non-cash expense items that included depreciation and amortization, common stock issued for services for director compensation, non-cash compensation expense related to the grant of stock options, and amortization of operating lease right of use asset. Cash used in operations for the period included a $1,021,591 increase in accounts receivable due to some slow payments from Q1 shipments and an $827,868 increase in inventory based on forecasted requirements. Cash provided by operations included a $348,965 increase in accounts payable primarily due to increased inventory purchases, a $48,258 increase in deferred revenue due to an increase in the sale of maintenance plans, a $24,790 decrease in prepaid expenses and other current assets, $16,271 increase in sales tax payable and a $4,082 increase for accrued expenses.

Net loss of $1,776,478 for the six months ended June 30, 2020 was decreased by $225,237 for non-cash expense items that included depreciation and amortization, common stock issued for services for director compensation, non-cash compensation expense related to stock options and amortization of debt discount to interest expense associated with the related party note. Cash used in operations for the period included increases in inventory by $308,438 based on forecasted deliveries, prepaid expenses and other current assets of $262,944 for vendor prepayments for inventory, rent, insurance and others, increase in accounts receivable of $64,944 due to a slow paying customer from Q4 2019, payment of a convertible note originally issued in lieu of salary for a related party of $220,417, decrease in accounts payable of $126,018 and a $13,426 decrease in deferred revenue for a deposit from a customer. Cash provided by operations included an increase of $168,241 accrued expenses, primarily for payroll and related expenses and an overpayment by a customer, $16,211 for an increase for sales tax payable and $6,250 for deposits.

Cash used in investing activities included $168,225 to purchase manufacturing equipment and $37,779 for patent related costs during the six months ended June 30, 2021. In the six months ended June 30, 2020, $140,241 was used to purchase manufacturing equipment and $44,082 was used to fund patent related costs.

During the six months ended June 30, 2021, cash generated by our financing activities included $2,643,494 in proceeds received from the exercise of warrants and we used cash of $81,039 to cover payroll taxes related to cashless stock option exercises. During the six months ended June 30, 2020, cash generated by our financing activities included $317,185 in proceeds received from the exercise of warrants and we borrowed $339,262 through the Small Business Administration Paycheck Protection Program made available through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). During this period, we used cash of $5,473 for the repayment of an auto loan and $6,986 of deferred equity offering costs related to the filing of a Form S-3 registration statement.

Working capital has increased from $28,063,320 at December 31, 2020 to $28,177,437 at June 30, 2021, primarily due to cash proceeds from warrant exercises, partially offset by operating cash usage.

While the Company continues to focus on sales and increased market awareness of its products, the Company has not generally earned a net profit on its sales of products during recent years. However, we believe that our net profit will improve as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and total per unit production costs will decrease, thus allowing for increasing gross profits on the EV ARC™ and Solar Tree® products in the future. The Company may raise capital from the issuance of its securities or debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Management cannot currently predict when or if it will achieve positive cash flow.

On July 7, 2020, the Company issued 1,393,900 shares of common stock in an underwritten public offering at $8.25 per share, generating approximately $10,500,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. On November 27, 2020, the Company issued 250,000 shares of common stock in an underwritten public offering at $30.00 per share, generating approximately $6,900,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the aggregate net proceeds from these offerings primarily for working capital and general corporate purposes.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, we do not yet have sufficient controls and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company intends to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2020, we had identified the following material weaknesses, of which the items below still exist as of June 30, 2021 and through the date of this report:

•	The Company currently does not have automated manufacturing or purchasing systems in place to track inventory purchases, transactions, bills of material, part numbers, product costing, labor or a perpetual inventory system. The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall to wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. An enterprise planning system will also provide better management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory. This will avoid over-purchasing or shortages of inventory. We plan to implement a manufacturing and purchasing system during fiscal 2021.

Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Corrective Action and Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, we continued to research several Enterprise Resource Planning (ERP) software packages to determine which will be the most effective based on our manufacturing environment and operating processes. We have narrowed our selection down to two choices. We also continued to improve our manual operating processes to determine the best structure we want to put in place once we begin to design the new ERP, as well as access controls to streamline and strengthen our approval processes and control environment. We plan to select the new ERP in 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2021	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

