Form 10-Q
period 2021-09-30
Beam Global
filed 2021-11-12
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 2021

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of November 4, 2021 was 8,949,339.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash	$23,078,452	$26,702,804
Accounts receivable	2,475,824	1,786,471
Prepaid and other current assets	231,730	321,393
Inventory, net	2,126,640	1,092,763
Total current assets	27,912,646	29,903,431

Property and equipment, net	642,444	235,036
Operating lease right of use asset	2,143,208	2,418,503
Patents, net	341,314	293,789
Deposits	52,000	52,000
Total assets	$31,091,612	$32,902,759

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$790,468	$727,919
Accrued expenses	428,765	391,567
Sales tax payable	73,439	92,130
Deferred revenue	43,281	37,778
Operating lease liabilities, current	451,605	521,006
Total current liabilities	1,787,558	1,770,400

Deferred revenue, noncurrent	116,315	69,711
Operating lease liabilities, noncurrent	1,731,837	1,910,357
Total liabilities	3,635,710	3,750,468

Commitments and contingencies (Note 8)	–	–

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of September 30, 2021 and December 31, 2020, respectively.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 8,948,248 and 8,482,387 shares issued or issuable and outstanding as of September 30, 2021 and December 31, 2020, respectively.	8,950	8,482
Additional paid-in-capital	83,050,786	80,166,415
Accumulated deficit	(55,603,834)	(51,022,606)

Total stockholders' equity	27,455,902	29,152,291

Total liabilities and stockholders' equity	$31,091,612	$32,902,759

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$2,020,612	$1,237,434	$5,514,102	$4,009,644

Cost of revenues	2,228,635	1,426,166	$6,145,122	4,182,681

Gross loss	(208,023)	(188,732)	$(631,020)	(173,037)

Operating expenses	1,481,306	906,962	$3,952,991	2,697,418

Loss from operations	(1,689,329)	(1,095,695)	$(4,584,011)	(2,870,455)

Other income (expense)
Interest income	748	761	$3,658	10,280
Interest expense	(50)	(920)	$(50)	(11,357)
Total other income (expense), net	698	(159)	$3,608	(1,077)

Loss before income tax expense	(1,688,631)	(1,095,854)	$(4,580,403)	(2,871,532)

Income tax expense	–	4,169	$825	4,969

Net loss	$(1,688,631)	$(1,100,023)	$(4,581,228)	$(2,876,501)

Net loss per share - basic and diluted	$(0.19)	$(0.17)	$(0.52)	$(0.50)

Weighted average shares outstanding - basic and diluted	8,919,824	6,615,893	8,856,269	5,702,262

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders
	Stock	Amount	Paid-in-Capital	Deficit	Equity
Balance at December 31, 2019	5,208,170	$5,207	$51,628,536	$(45,809,581)	$5,824,162

Stock issued for director services	14,813	15	78,432	–	78,447
Stock issued to escrow account - unvested	(14,813)	(15)	15	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	43,993	44	282,306	–	282,350
Net loss for the three months ended March 31, 2020	–	–	–	(942,521)	(942,521)
Balance at March 31, 2020	5,252,163	$5,251	$52,016,357	$(46,752,102)	$5,269,506

Stock issued for director services	15,073	15	89,674	–	89,689
Stock issued to escrow account - unvested	5,335	6	(6)	–	–
Stock option expense	–	–	27,068	–	27,068
Warrants exercised	5,278	5	34,830	–	34,835
Net loss for the three months ended June 30, 2020	–	–	–	(833,957)	(833,957)
Balance at June 30, 2020	5,277,849	$5,277	$52,167,923	$(47,586,059)	$4,587,141

Stock issued for director services	15,073	15	89,674	–	89,689
Stock issued to escrow account - unvested	(15,073)	(15)	15	–	–
Stock option expense	–	–	27,068	–	27,068
Proceeds from issuance of common stock, pursuant to public offering	1,393,900	1,394	11,498,281	–	11,499,675
Warrants exercised	102,179	102	749,625	–	749,727
Stock option exercise (cashless)	2,199	2	(2)	–	–
Stock issued for services	2,700	3	(3)	–	–
Cash fees related to stock offering	–	–	(960,833)	–	(960,833)
Net loss for the three months ended September 30, 2020	–	–	–	(1,100,023)	(1,100,023)
Balance at September 30, 2020	6,778,827	$6,778	$63,571,748	$(48,686,082)	$14,892,444

	Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Paid-in-Capital	Deficit	Equity
Balance at December 31, 2020	8,482,387	$8,482	$80,166,415	$(51,022,606)	$29,152,291

Stock issued for director services - vested	10,548	11	122,435	–	122,446
Stock issued to escrow account - unvested	(24,253)	(12)	12	–	–
Stock option expense	–	–	68,944	–	68,944
Warrants exercised for cash	388,638	389	2,469,155	–	2,469,544
Stock option exercise (cashless)	1,063	1	(46,963)	–	(46,962)
Net loss for the three months ended March 31, 2021	–	–	–	(1,250,809)	(1,250,809)
Balance at March 31, 2021	8,858,383	$8,871	$82,779,998	$(52,273,415)	$30,515,454

Stock issued for director services - vested	12,156	12	246,322	–	246,334
Stock issued to escrow account - unvested	(1,512)	(14)	14	–	–
Stock option expense	–	–	57,644	–	57,644
Warrants exercised for cash	27,611	28	173,922	–	173,950
Stock option exercise (cashless)	1,317	1	(34,078)	–	(34,077)
Net loss for the three months ended June 30, 2021	–	–	–	(1,641,788)	(1,641,788)
Balance at June 30, 2021	8,897,955	$8,898	$83,223,822	$(53,915,203)	$29,317,517

Stock issued for director services - vested	12,868	13	270,071	–	270,084
Stock issued to escrow account - unvested	(3,068)	(3)	3	–	–
Stock option expense	–	–	49,136	–	49,136
Warrants exercised for cash	6,512	7	41,019	–	41,026
Stock option exercise (cashless)	33,142	34	(543,970)	–	(543,936)
Stock option exercise (for cash)	839	1	10,705	–	10,706
Net loss for the three months ended September 30, 2021	–	–	–	(1,688,631)	(1,688,631)
Balance at September 30, 2021	8,948,248	$8,950	$83,050,786	$(55,603,834)	$27,455,902

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Operating Activities:
Net loss	$(4,581,228)	$(2,876,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,160	30,434
Common stock issued for services	638,864	257,825
Compensation expense related to grant of stock options	175,724	81,204
Amortization of debt discount	–	5,990
Amortization of operating lease right of use asset	27,374	(29,554)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(689,353)	(545,619)
Prepaid expenses and other current assets	89,663	(113,763)
Inventory	(1,011,971)	17,124
Deposits	–	4,869
Increase (decrease) in:
Accounts payable	62,549	(114,228)
Accrued expenses	37,198	177,640
Convertible note payable repaid in lieu of salary - related party	–	(220,417)
Sales tax payable	(18,691)	74,703
Deferred revenue	52,107	18,968
Net cash used in operating activities	(5,160,604)	(3,231,325)

Investing Activities:
Purchases of equipment	(473,318)	(153,097)
Funding of patent costs	(60,681)	(69,551)
Net cash used in investing activities	(533,999)	(222,648)

Financing Activities:
Repayments of auto loan	–	(8,275)
Borrowings on note payable - Paycheck Protection Program	–	339,262
Withhold shares to cover taxes for cashless stock option exercise	(614,269)	–
Proceeds from warrant exercises	2,684,520	1,066,912
Payments of equity offering costs	–	(960,833)
Proceeds from issuance of common stock and warrants, pursuant to public offering	–	11,499,675
Net cash provided by financing activities	2,070,251	11,936,741

Net (decrease) increase in cash	(3,624,352)	8,482,768

Cash at beginning of period	26,702,804	3,849,456

Cash at end of period	$23,078,452	$12,332,224

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$–	$54,156
Cash paid for taxes	$825	$4,969

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recording of right of use asset and corresponding liability	$–	$2,605,032
Reclassification of deferred equity offering costs into APIC	$–	$960,833
Transfer of fixed asset to inventory	$–	$76,946

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

BEAM GLOBAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the nine months ended September 30, 2021 and 2020, and our financial position as of September 30, 2021, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Risks and Uncertainties

The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders as well as the shutdown of many businesses around the world. These shutdowns have resulted in product shortages and longer delivery lead-times, global shipping disruptions and higher costs due to increasing demands for these goods and services. While we have been impacted by supplier cost increases and other supply chain issues, the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the nine months ended September 30, 2021. With the rollout of a COVID-19 vaccine and booster shots, businesses and governments are beginning to return to pre-pandemic status. However, it is difficult to predict what governmental actions may be enacted in the future or what impact the widespread economic disruption arising from the pandemic could have on our business. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2021. As of September 30, 2021, $23,184,771 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended September 30, 2021, revenues from one customer accounted for 74% of total revenues, and for the nine months ended September 30, 2021, revenues from one customer accounted for 36% of total revenues, with no other single customer accounting for more than 10% of revenues. At September 30, 2021, accounts receivable from two customers accounted for 52% and 16% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

For the nine months ended September 30, 2021 and 2020, we had a heavy concentration of sales to federal, state and local governments which represented 71% and 60% of revenues, respectively.

Cash and Cash Equivalents

For the purposes of the unaudited condensed statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2021 and December 31, 2020, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At September 30, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Patents

The Company believes it will achieve future economic value benefits for its patents. All administrative costs for obtaining patents are accumulated on the balance sheet as a patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Patent amortization expense was $13,156 and $3,273 in the nine months ended September 30, 2021 and 2020, respectively.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2021, the Company has no product warranty accrual given the Company’s historical financial warranty expense.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common stock outstanding for the period, and, if dilutive, potential common stock outstanding during the period. Potential common stock consists of the incremental shares of common stock issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Options to purchase 222,383 shares of common stock and warrants to purchase 542,823 shares of common stock were outstanding at September 30, 2021. These shares were not included in the computation of diluted loss per share for the three or nine months ended September 30, 2021 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current period’s statement presentation. On the Condensed Statements of Cash Flows, the prepaid inventory of $126,100 that was converted to inventory at September 30, 2020 was reclassified from inventory to conform to the September 30, 2021 presentation and $69,711 of deferred revenue was reclassed to deferred revenue, noncurrent on the Condensed Balance Sheets.

Segments

The Company follows ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information." During the nine months ended September 30, 2021 and 2020, the Company only operated in one segment; therefore, segment information has not been presented.

2.	LIQUIDITY

As reflected in the accompanying unaudited condensed financial statements for the nine months ended September 30, 2021, the Company had a net loss and net cash used in operating activities of $4,581,228 (which includes $814,588 of non-cash compensation expense) and $5,160,604, respectively. Additionally, at September 30, 2021, the Company had an accumulated deficit of $55,603,834. The Company has incurred significant losses from operations since inception, and such losses are expected to continue.

In April 2019, the Company issued shares of its common stock in a public offering that generated gross proceeds of $13,201,000, which was used to pay off the Company’s debt and to fund business operations. The Company issued shares in two additional public offerings generating gross proceeds of $11,499,675 in July 2020 and $7,500,000 in November 2020. In addition, the warrants issued in the April 2019 public offering and from earlier private offerings generated an additional $12,611,377 during fiscal 2020 through September 30, 2021 from the exercise of such warrants. At September 30, 2021, there are warrants outstanding to purchase up to 542,823 shares of common stock, which if fully exercised would generate an additional $3,424,385.

At September 30, 2021, our cash balance was $23,078,452 and our working capital was $26,125,088. Management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issue date of this report.

3.	INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2021	2020
Finished goods	$–	$–
Work in process	409,640	559,582
Raw materials	1,717,000	533,181
Total net inventory	$2,126,640	$1,092,763

4.	PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2021	2020
Office furniture and equipment	$132,114	$88,372
Computer equipment	90,828	87,303
Leasehold improvements	27,928	13,918
Autos	337,394	84,796
Machinery and equipment	582,261	422,818
Total property and equipment	1,170,525	697,207
Less accumulated depreciation	(528,081)	(462,170)
Property and Equipment, net	$642,444	$235,036

5.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30,	December 31,
	2021	2020
Accrued vacation	$225,851	$205,809
Accrued salaries and bonus	169,539	178,449
Other accrued expense	33,375	7,309
Total accrued expenses	$428,765	$391,567

6.	CONVERTIBLE NOTE PAYABLE - RELATED PARTY AND NOTE PAYABLE

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

7.	AUTO LOAN

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. The final payment was made on this loan in October 31, 2020.

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

9.	LEASES

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

The tables below show the operating ROU assets and liabilities as of December 31, 2020 and the balance as of September 30, 2021, including the changes during the periods.

Operating
right-of
use asset

Operating lease ROU asset as of December 31, 2020	$2,418,503
Less amortization of operating lease ROU assets	(275,295)
Operating lease ROU asset as of September 30, 2021	$2,143,208

As of September 30, 2021 and December 31, 2020, the current and non-current portions of the lease liability were recorded to the Balance Sheet as follows:

	September 30,	December 31,
	2021	2020
Operating lease liabilities, current	$451,605	$521,006
Operating lease liabilities, noncurrent	1,731,837	1,910,357
Total lease liability	$2,183,442	$2,431,363

The future minimum rental commitments for our operating leases reconciled to the lease liability as of September 30, 2021 is as follows:

September 30, 2021
2021	$160,680
2022	649,147
2023	668,622
2024	688,680
2025	468,211
Total undiscounted future minimum payments	2,635,340
Less imputed interest	(451,898)
Total lease liability	$2,183,442

10.	INCOME TAXES

There was no Federal income tax expense for the nine months ended September 30, 2021 or 2020 due to the Company’s net losses. Income tax expense represents minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of September 30, 2021 and no benefit has been provided for the year to date loss. On a quarterly basis, the company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

11.	ANNUAL RESTRICTED STOCK GRANTS TO DIRECTORS

On September 30, 2021 the company granted each of our two non-employee directors annual restricted stock grants of 2,900 shares of our common stock and our lead independent director an annual restricted stock grant of 4,000 shares of common stock, which vest quarterly in four (4) equal installments beginning on December 31, 2021. On the grant date, these shares had a per share fair value of $27.37 based on the closing trading price of our common stock, or $268,234. There was no expense recognized in the quarter ended September 30, 2021.

On April 1, 2021, the Board approved two restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $112,500, divided by the per share closing trading price on April 1, 2021. On the grant date, the shares had a per share fair value of $40.10 and 2,806 shares were granted, half of which will vest quarterly over three equal installments and half of which will vest quarterly over 11 equal installments. During the six months ended September 30, 2021, 1,192 of these shares vested generating an expense of $47,728. At September 30, 2021, 1,614 shares are unvested representing $64,772 of unrecognized restricted stock grant expense which will be recognized through the quarter ending December 31, 2023.

On April 16, 2021, the Board appointed Nancy Floyd to the Company’s board of directors. Concurrent with her appointment, the Company, upon recommendation of the Compensation Committee, granted Ms. Floyd 5,592 shares of restricted stock which had a per share fair value of $33.34 on the date of grant and will vest quarterly through September 30, 2021. During the nine months ended September 30, 2021, all 5,592 shares vested generating an expense of $186,426. At September 30, 2021, all of these shares were vested, and no unrecognized restricted stock grant expense remained.

On April 16, 2021, the Board appointed Mr. Posawatz as the Lead Independent Director. With this appointment, the Company, upon recommendation of the Compensation Committee, granted Mr. Posawatz 2,246 shares of restricted stock for this role which had a per share fair value of $33.34 on the date of grant and will vest quarterly through September 30, 2021. During the nine months ended September 30, 2021, all 2,246 shares vested generating an expense of $74,876. At September 30, 2021, all of these shares were vested, and no unrecognized restricted stock grant expense remained.

On October 20, 2020, the Company granted each of our two non-employee directors annual restricted stock grants of 12,200 shares of our common stock and our then lead independent director an annual restricted stock grant of 17,100 shares of common stock, which vest quarterly in four (4) equal installments. On the grant date, these shares had a per share fair value of $14.95 based on the closing trading price of our common stock, or $620,425. During the three months ended March 31, 2021, upon the death of our lead independent director, 12,825 unvested shares of restricted stock were forfeited and returned to the Company. During the nine months ended September 30, 2021, 18,300 shares of restricted stock relating to the other two directors vested, generating an expense of $273,584. At September 30, 2021, all of these shares were vested, and no unrecognized restricted stock grant expense remained.

On June 17, 2020, the Board approved two restricted stock grants to Mr. Wheatley under the 2011 Stock Incentive Plan. The total number of shares granted was determined based on an award of $150,000 divided by the per share quoted trading price on June 17, 2020. On the grant date, the shares had a per share fair value of $7.35 and 20,408 shares were granted, half of which vest quarterly over four equal installments and half vest quarterly over 12 equal installments. During the nine months ended September 30, 2021, 5,101 shares from this grant vested and 3,141 shares from an October 1, 2019 grant vested generating a total expense of $56,250. At September 30, 2021, 7,196 shares for these 2 grants are unvested representing $50,000 of unrecognized restricted stock grant expense which will be recognized through the quarter ending March 31, 2023.

12.	STOCK OPTIONS AND WARRANTS

Stock Options

During the three months ended September 30, 2021 and 2020, the Company recorded non-cash stock option based compensation expense of $49,136 and $27,068, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded non-cash stock option based compensation expense of $175,724 and $81,204, respectively. As of September 30, 2021, there was $435,461 of unrecognized stock option-based compensation expense that will be recognized over the next 3 years.

During the three months ended September 30, 2021, there were no stock options granted. There were 89,800 stock options exercised on a cashless basis for 33,142 shares of common stock at a weighted average exercise price of $13.27. The Company withheld shares to cover income and payroll taxes totaling $543,937, which was charged to additional paid in capital. There were 839 stock options exercised on a cash basis at an exercise price of $12.76 for a total purchase price of $10,706.

During the nine months ended September 30, 2021, there were no stock options granted. There were 95,753 stock options exercised on a cashless basis for 35,522 shares of common stock at a weighted average exercise price of $13.34. The Company withheld shares to cover income and payroll taxes totaling $624,976, which was charged to additional paid in capital. There were 839 stock options exercised on a cash basis at an exercise price of $12.76 for a total purchase price of $10,706.

There were stock options outstanding to purchase 222,383 shares of common stock at a weighted average exercise price of $9.30 at September 30, 2021. During the nine months ended September 30, 2021, 22,833 stock options were forfeited.

Warrants

During the nine months ended September 30, 2021, warrants to purchase 422,761 shares of the Company’s common stock were exercised generating $2,684,520. At September 30, 2021, there were warrants outstanding to purchase up to 542,823 shares of the Company’s common stock at a weighted average exercise price of $6.34.

13.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the Nine Months Ended
	September 30,
	2021	2020
Product sales	$5,206,875	$3,857,228
Maintenance fees	33,451	18,877
Professional services	74,440	47,031
Shipping and handling	214,110	91,573
Discounts and allowances	(14,774)	(5,065)
Total revenues	$5,514,102	$4,009,644

At September 30, 2021 and December 31, 2020, deferred revenue was $159,596 and $107,489, respectively. The September 30, 2021 balance consists of deferred maintenance fees of $156,296 pertaining to services to be provided through the second quarter of 2027 and a $3,300 prepayment from a customer.

14.	SUBSEQUENT EVENTS

In October 2021, an option was granted to an employee to purchase up to 20,000 shares of the Company’s common stock. This option will vest over 4 years and has an exercise price of $26.80 per share.

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

The Company has designed five product lines that incorporate the same underlying proprietary technology for producing a unique alternative to grid-tied charging of electric vehicles, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed. Our product lines include:

•	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. In 2019, we began deploying our upgraded version, the EV ARC™ 2020, which provides all of the features of the original EV ARC™ in addition to elevating the electronics to the underside of the solar array making the unit flood-proof up to nine feet and making more space available on the engineered ballast and traction pad which gives the product stability.

•	Solar Tree® DCFC – Off-grid, renewably energized and rapidly deployed, patented single-column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles or larger vehicles.

•	EV ARC™ DCFC – DC Fast Charging system for charging EVs.
•	EV-Standard™ – patent issued on December 31, 2019 and still under development. A Lamp Standard replacement EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging, street lighting and emergency power.

•	UAV ARC™ - patent issued on November 24, 2020 and still under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our products fulfill that requirement. Unlike grid-tied installations which require general and electrical contractors, engineers, consultants, digging trenches, permitting, pouring concrete, wiring, and ongoing utility bills, the EV ARC™ system can be deployed in minutes, not months, and is powered by renewable energy so there is no utility bill. We are agnostic as to the EV charging service equipment or provider and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with Chargepoint, Blink, Enel X, Electrify America, BTC Power and other high quality EV charging solutions. We can make recommendations to customers, or we can comply with their specifications and/or existing charger networks. Our products replace the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

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

Overall Business Outlook

Our revenues increased from $4,009,644 in the first nine months of 2020 to $5,514,102 for the same period in 2021. Of our revenues in the first nine months of 2021, 71% were to state and local governments, primarily due to the delivery of 30 units of a 52 unit order from the State of California. We have also experienced growth from federal customers through our Federal General Services Administration (GSA) Multiple Award Schedule (MAS) contract which represented 14% of revenues in the first nine months of 2021 and enterprise customers represented 11% of revenues for the same period. We have strengthened our sales force over the past year and increased marketing efforts, including engaging a public relations firm and a rebranding, to communicate and increase awareness of our products to potential customers. On January 27, 2021, President Biden issued an executive order that called for “clean and zero-emission federal, state, local, and tribal government fleets.” Also, the Senate passed a bill on August 10, 2021 which Congress passed on November 5, 2021 for a $1.2 trillion infrastructure package that includes $7.5 billion for building a nationwide network of plug-in electric vehicle chargers. Beam Global views federal investment in EV infrastructure as an important potential source of future revenues particularly now that the Company has been awarded a Federal General Services Administration (GSA) Multiple Award Schedule (MAS) contract that will make the procurement process by federal agencies much easier and faster. We have hired a government relations person and engaged a lobbying firm in Washington DC to support this opportunity for growth. We are also increasing our sales across the U.S. to add to our significant presence in California. We believe that our opportunities in corporate markets will increase as demand for workplace and public charging increases. We believe our products are uniquely positioned to benefit from this growth, as well as increased market share as a result of our ability to rapidly deploy resilient and low total cost EV charging infrastructure without the complexities of construction, electrical work or permitting.

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

We had a gross loss of $631,020 in the nine months ended September 30, 2021, compared to a gross loss of $173,037 for the same period in the prior year. We currently have a fixed overhead structure and facility that will support our expected growth over the next several years. Until our production increases, we have underutilized capacity that adds a fixed cost burden to our margins. Once we are able to increase our production volumes, we will improve our fixed cost per unit, as well as benefit from improved labor efficiencies and utilization and cost improvements by negotiating volume purchase discounts. We are also implementing lean manufacturing process improvements and making engineering changes to our product where we can benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. Components such as battery cells and solar panels are expected to continue to decrease in cost in the coming months and years. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and therefore our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins in the future. In the short-term, we are experiencing increases in steel pricing and transportation cost. We are working with our suppliers to get the best pricing we can and to ensure adequate supply until such time as production supply improves and pricing is expected to go back to normal pricing.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the three months ended September 30, 2021.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

Revenues. For the three months ended September 30, 2021, revenues were $2,020,612, a 63% increase over $1,237,434 for the three months ended September 30, 2020. During the third quarter of 2021, we had a heavy concentration of revenues from California as we deployed an additional 23 of the 52 units ordered by the State of California through the state-wide Department of General Services (DGS) contract. These units are being deployed at various State agencies, including Cal Fire, Cal OES and Caltrans. We also delivered our first order on our state-wide Florida Sheriff’s Association contract. We received new orders of $5.4 million during the quarter which resulted in a strong backlog on September 30, 2021 of $7.1 million.

Gross Loss. For the three months ended September 30, 2021, we had a gross loss of $208,023 compared to a gross loss of $188,732 for the three months ended September 30, 2020. Despite the increase in revenues during the third quarter of 2021 compared to 2020, our gross loss increased primarily due to an increase in costs for the new EV ARC™ 2020 unit that was launched at the end of 2019 and rolled out in 2020, compared to the original EV ARC™. Based on our experience with the production of our original EV ARC™, we believe our production costs per unit for the new EV ARCTM 2020 will reduce over time as our operations and engineering teams improve the production process. We are also being negatively impacted by increases in steel and other components due to high demand. We saw a significant increase on many of our steel component orders during the quarter which is beginning to be reflected in our cost of revenues and will continue to increase as more orders are received. We expect that these higher material costs may continue for several more quarters until global production levels increase. We made some changes to our shipping practices in Q3 2021 to minimize the use of third party logistics companies due to significant pricing increases. This resulted in deployment cost savings compared to recent quarters. This was partially offset by decreased revenue for shipping and handling during the current quarter as the DGS contract is exempt from paying for shipping and handling.

Operating Expenses. Total operating expenses were $1,481,306 for the three months ended September 30, 2021, compared to $906,962 for the same period in 2020, a 63% increase. The increase was primarily due to $202,463 for non-cash compensation expense for stock option expense and vesting of director restricted shares, $243,614 for increased sales and marketing expense to support revenue growth, $31,997 for increased costs related to our 2021 annual shareholder meeting and $96,269 of other net increases.

Other Income and Expense. Other income and expense were $698 of income in the quarter ended September 30, 2021, compared to $159 of expense the quarter ended September 30, 2020.

Net Loss. Our net loss was $1,688,631 for the three months ended September 30, 2021, a $592,777 increase from a net loss of $1,100,023 for the same period in 2020, primarily due to the increase in gross loss and increased operating expenses.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Revenues. For the nine months ended September 30, 2021, revenues were $5,514,102, a 38% increase over $4,009,644 for the nine months ended September 30, 2020, primarily due to the delivery of 30 of the 52 units ordered by the State of California. Sales from Federal agencies also grew in the first nine months of 2021 compared to the same period in the prior year. In addition, we continue to see more multiple unit orders compared to prior quarters as evidenced by a 52 system order from the State of California and several others. During 2020, we experienced some delays in customers placing orders as a result of the COVID-19 pandemic, which are now moving forward in 2021. Our backlog on September 30, 2021 was $7.1 million.

Gross Loss. For the nine months ended September 30, 2021, we had a gross loss of $631,020 compared to a gross loss of $173,037 for the nine months ended September 30, 2020. Despite the increase in revenues during the first nine months of 2021 compared to 2020, our gross loss increased primarily due to increased costs for the new EV ARC™ 2020 unit that was launched at the end of 2019 and rolled out in 2020, compared to the original EV ARC™. Based on our experience with the production of our original EV ARC™, we believe our production costs per unit for the new EV ARC 2020 will reduce over time as our operations and engineering teams improve the production process. We are also being negatively impacted by increases in steel prices and shipping costs due to high demand. Steel costs have increased significantly in the past two quarters, and we expect this to continue for the next several quarters until global production improves. Our shipping costs using third party logistics companies also increased in the first nine months of 2021 compared to the prior year. However, we made some changes to our shipping practices in Q3 2021 to minimize the use of third party logistics companies, which resulted in significant savings over the prior quarter.

Operating Expenses. Total operating expenses were $3,952,991 for the nine months ended September 30, 2021, compared to $2,697,418 for the same period in 2020, a 47% increase. The increase was primarily due to $475,559 for non-cash compensation expense for stock option expense and vesting of director restricted shares, $394,177 for increased sales and marketing expense to support revenue growth, $78,310 for research and development increased headcount to support development projects, $71,934 for increased costs related to the 2021 annual shareholder meeting, $57,190 for increased directors and officers insurance premiums, $33,334 for increased director cash compensation, $39,790 for increased accounting fees, $21,562 for recruiting fees and $83,717 of other net increases.

Other Income and Expense. Interest income was $3,658 in the nine months ended September 30, 2021, compared to $10,280 for the same period in 2020, due to a significantly lower average gross yield on our investments. Interest expense was $11,357 in the nine months ended September 30, 2020, compared to a nominal $50 in the nine months ended September 30, 2021.

Net Loss. Our net loss was $4,581,228 for the nine months ended September 30, 2021, a $1,704,727 increase from a net loss of $2,876,501 for the same period in 2020, primarily due to the increase in gross loss and increased operating expenses.

Liquidity and Capital Resources

At September 30, 2021, we had cash of $23,078,452, compared to cash of $26,702,804 at December 31, 2020. We have historically met our cash needs through a combination of equity and debt financings. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed statements of cash flows, are summarized in the table below:

	September 30,
	2021	2020
Cash (used in) provided by:
Net cash used in operating activities	$(5,160,604)	$(3,231,325)
Net cash used in investing activities	$(533,999)	$(222,648)
Net cash provided by financing activities	$2,070,251	$11,936,741

Operating Activities

Net loss of $4,581,228 for the nine months ended September 30, 2021 decreased by $899,123 for non-cash expense items that included depreciation and amortization, common stock issued for services for director compensation, non-cash compensation expense related to the grant of stock options, and amortization of operating lease right of use asset. Cash used in operations for the period included a $1,011,971 increase in inventory based on forecasted requirements, a $689,353 increase in accounts receivable due to some slow payments and an $18,691 decrease in sales tax payable. Cash provided by operations included an $89,663 increase in prepaid expenses and other current assets due to insurance prepayments, a $62,549 increase in accounts payable for inventory purchases, a $52,107 increase in deferred revenue due to an increase in the sale of maintenance plans and a $37,198 increase in accrued expenses.

Net loss of $2,876,501 for the nine months ended September 30, 2020 was decreased by $345,899 for non-cash expense items that included depreciation and amortization, common stock issued for services for director compensation, non-cash compensation expense related to the grant of stock options, amortization of debt discount associated with the related party note, and amortization of operating lease right of use asset. Cash used in operations for the period included a $545,619 increase in accounts receivable due to higher revenues in Q3 2020 compared to Q4 2019, a $239,863 increase in prepaid expenses and other current assets for inventory prepayments and insurance deposits, payment of a convertible note originally issued in lieu of salary for a related party of $220,417, and a decrease in accounts payable of $114,228. Cash provided by operations included an increase of $177,640 for accrued expenses, primarily for payroll and related expenses, $143,224 for a decrease in inventory purchases, $74,703 for an increase for sales tax payable, $18,968 for increased deferred revenue for maintenance contracts, and $4,869 for deposits.

Cash used in investing activities included $473,318 to purchase manufacturing equipment, including two trucks for product delivery and $60,681 for patent related costs during the nine months ended September 30, 2021. In the nine months ended September 30, 2020, $153,097 was used to purchase manufacturing equipment and $69,551 was used to fund patent related costs.

During the nine months ended September 30, 2021, cash generated by our financing activities included $2,684,519 in proceeds received from the exercise of warrants and we used cash of $614,269 to cover payroll taxes related to cashless stock option exercises. During the nine months ended September 30, 2020, cash generated by our financing activities included $11,499,675 in proceeds from the issuance of common stock pursuant to a public offering, offset by funding of deferred equity offering costs of $960,833, $1,066,912 from the exercise of warrants, we borrowed $339,262 through the Small Business Administration Paycheck Protection Program made available through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), and we paid $8,275 toward the repayment of an auto loan.

Working capital has decreased from $28,133,031 at December 31, 2020 to $26,125,088 at September 30, 2021, primarily due to operating cash usage, partially offset by cash proceeds from warrant exercises.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, we do not yet have sufficient controls and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company intends to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2020, we had identified the following material weaknesses, of which the items below still exist as of September 30, 2021 and through the date of this report:

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

Corrective Action and Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, we continued to develop our manual controls, including setting up inventory locations in production to assist in the tracking and counting of our inventory. We had some staffing turnover that caused a delay in the selection of the new Enterprise Resource Planning (ERP) software package. We plan to select the new ERP in early 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2021	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

