Form 10-K
period 2021-12-31
Beam Global
filed 2022-03-31
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $272,967,868 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of March 23, 2022 was 10,035,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report.

PART I

Unless specifically noted otherwise, this annual report on Form 10-K reflects the business and operations of Beam Global, a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Beam”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and the inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence or other reasons;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs, resulting in persistent losses;

(j)	rapid and significant changes to costs of raw materials from government tariffs or other market factors;

(k)	increasing spread of the COVID-19 pandemic and its impact on the Company’s business as well as worldwide financial markets;

(l)	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and other reports we may file with the Securities and Exchange Commission from time to time; and

(m)	the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Beam is a clean-technology innovation company based in San Diego, California. We develop, engineer, manufacture and sell sustainable, renewable energy infrastructure products for transportation, energy storage, energy security and outdoor media. Our renewable energy products enable vital and highly valuable services in locations where it is either too expensive, too disruptive or impossible to connect to a utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. We do not compete with Electric Vehicle (EV) charging companies; rather, we enable such companies by providing infrastructure solutions that replace the time consuming and expensive process of construction and electrical work which are usually required to install traditional grid-tied EV chargers. We also do not compete with utilities. Our products provide utilities with another tool to deliver reliable and low-cost electricity to EV chargers and, in the case of a grid failure, to first responders and others, through our integrated emergency power panels. Our energy storage technologies make commodity battery cells safer, longer lasting and more energy efficient whilst our battery management systems (BMS) and packaging make batteries safe and usable in a variety of mobility, security and stationary applications.

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

Beam’s renewable energy infrastructure products and proprietary technology solutions target four markets that are experiencing significant growth with annual global spending in the billions of dollars.

•	electric vehicle charging infrastructure;

•	energy storage;

•	energy security and disaster preparedness; and

•	outdoor media advertising.

The Company focuses on creating high-quality renewable energy products for EV charging, energy storage, energy security and outdoor media that are rapidly deployable, have diverse use cases and are attractively designed. We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our EV ARC™ and Solar Tree™ products fulfill that requirement. We are agnostic as to the EV charging service equipment as we do not sell EV charging, rather we sell products which enable it. Our EV ARC™ and Solar Tree™ products replace the infrastructure required to support EV chargers, not the chargers themselves. Our ability to make commodity battery cells safer, longer lived and more energy efficient is, we believe, a significant differentiator as we move to an increasingly electrified and untethered world.

We believe our chief differentiators are:

•	our patented, renewable energy products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our first-to-market advantage for EV charging infrastructure products that are rapidly deployed and require no construction or electrical work on site;

•	our proprietary energy storage solutions which proved energy dense, safe and cost effective battery systems to a variety of applications including EVs, micro mobility, maritime, aviation, drones, stationary and energy security systems;

•	our products’ ability to operate during grid outages and to provide a source of EV charging and emergency power during times of emergency or other grid interruptions; and

•	our ability to create new and patentable products using our own proprietary technology and parts, along with other commonly available engineered components, which create a further barrier to entry for our competition.

Products and Technologies

Electric vehicle charging infrastructure

All of our infrastructure products currently incorporate the same underlying technology with a built-in renewable energy source in the form of attached solar panels and/or a light wind generator, along with battery storage which enables our products to generate and store all of their own electricity while enabling them to operate without connecting to the grid. . Our products are also able to connect to the grid if a customer values that capability. We believe that the U.S. and global utility grids lack sufficient capacity to supply enough electricity to all the new EVs and other electrical devices which are becoming increasingly available to consumers, especially considering the number of national and state governments that have announced future bans on the sale of gasoline and diesel vehicles, such as Norway starting in 2025, and Germany starting in 2030, with most bans being put in place no later than 2040. Even locations with a grid connection often lack circuits which are large enough to support EV charging in any meaningful way. For example, parking lots might have enough electrical capacity to power lighting but not enough to power EV charging. Beam products provide that power without a requirement to increase the electrical grid capacity at a site which can often be, and we believe will increasingly be, expensive, disruptive, complex and time consuming.

We believe that there will be an increasing demand and need for rapidly deployed and highly scalable EV charging infrastructure products which do not require construction or electrical work, and which do not rely on the utility grid for a supply of electricity. We are not aware of any other products which provide a similar solution for this need as effectively as our patented products which are listed below:

•	EV ARC™ (Electric Vehicle Autonomous Renewable Charger) – Our most popular product, we believe this patented product is the world’s first and only transportable, solar powered EV charger on the market. The EV ARC™ generates and stores all its own energy and supports Level I, Level II and DC Fast Charging (requiring 4 interconnected units). The electronics are elevated under the solar canopy which makes the unit flood-proof up to nine and a half feet of water. It does not need a grid connection and therefore needs no trenching, switch gear, or transformer upgrades. Because there is no foundation, trench or electrical infrastructure, the EV ARC™ typically does not require a building or any other kind of permit, and it is easily transportable if a different location is desired. EV ARC™ products can charge between one and six EVs simultaneously and a single unit can provide EV charging to as many as 12 parking spaces.

Because the EV ARC™ systems are solar powered, they are not disrupted during grid interruptions such as black-outs or brown-outs which is becoming increasingly important as more transportation relies on electricity for fuel. There are no utility bills to pay and, as the number of EVs increase at a host location, more EV ARC™ units can be added without disruptive planning or required permits from the utility or local governments. Current grid-tied EV chargers are often placed in locations where a suitable circuit is most easily accessed and cheapest to install, rather than in the most convenient and desirable locations for EV drivers. EV ARC™ systems do not need to be connected to the grid and as such, can be placed anywhere, making them a rapidly deployable and highly scalable solution to EV charging infrastructure.

In 2019, we deployed our first EV ARC™ DC Fast Charging units that provide a 50kW DC fast charge to electric vehicles which provides a range of up to 1,100 miles per day. We also have a patent pending on a version of the EV ARCTM which, when fully developed, will be able to provide wireless charging to suitably equipped EVs.

Because EV ARC™ systems are highly visible, we believe that they are an ideal platform for sponsored deployments wherein networks of EV ARC™ systems are deployed and owned by us and monetized through sponsorship and naming-rights agreements with corporate sponsors who are eager to have their brands associated with renewable, clean-energy by sponsoring a city-wide sponsorship of free EV charging through what we refer to as the “Driving on Sunshine” network which we intend to deploy in highly populated areas where we will deliver free EV charging while monetizing the network of EV ARCTM systems through corporate sponsorship programs. Our products also create significant reductions in greenhouse gas and CO2 emissions which, we believe, is a further inducement to encourage corporations to sponsor our network as they may benefit from the carbon offsets generated by a network of EV ARC™ systems.

•	SolarTree® Products – This patented product is used for larger scale solar powered EV charging applications. We believe our Solar Tree® product to be the only single column, sun tracking, solar support structure with integrated energy storage, EV charging and media platforms available today. The design of our Solar Tree® systems are ideal for charging electric buses, electric heavy-duty vehicles, electric agricultural equipment, public transportation and electric vehicles used in the construction industry. In 2020, we launched our new generation of Solar Tree® DCFC products with on-board battery storage that do not require a utility grid connection (though grid connection capability is available). As a result, these products can be rapidly deployed and enable EV charging in remote locations where it would otherwise be impossible or economically infeasible, such as rest areas, park and ride locations, construction sites, or any location with insufficient grid connectivity. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® DCFC can be deployed with minimal site disturbance.

We believe our Solar Tree® products with on-board battery storage can provide a highly reliable source of energy to provide emergency power to first responders during times of emergency or other grid failures. We also believe that our Solar Tree® products which may be optimized for branding can create a visually appealing platform for the delivery of a sponsor’s brand with a less onerous planning and entitlement process than that experienced with traditional signage.

•	EV-Standard™ Product – On December 31, 2019, we were issued a patent for this product from the United States Patent and Trademark Office. The EV-Standard™ is currently in development and will use an existing streetlamp’s foundation and grid connection. Combining solar, wind-power and the streetlamp grid connection into on board batteries which are stored in the EV Standard’s column, the product will deliver meaningful Level II EV charging at “curbside” or “on street”. The EV-Standard™ design combines a tracking solar panel, wind energy and utility-generated electricity from the existing streetlamp grid connection in a bank of integrated batteries. While most traditional streetlamps do not have sufficient electrical capacity to provide meaningful EV charging, the combination of all three sources of power will do so in a sustainable and economical manner. Densely populated areas do not have large open parking lots and will require EV charging solutions where drivers park on the street. The EV StandardTM can provide that without having to invest in expensive, disruptive and time-consuming construction or electrical work. This product will continue to charge during grid failures and greatly reduces the cost of electricity when compared to an all grid-powered solution. We believe that in some instances EV charging may be deployed at every five lamp standards or even greater density. We believe our patented EV Standard™ product, when developed, will create a significant additional opportunity for product sales and revenue generation.

•	UAV ARC™ drone charging product – On November 24, 2020, we were issued a patent for this product from the United States Patent and Trademark Office. This product is currently in development. The UAV ARC™ is a rapidly deployable, highly scalable, range extending drone recharging product which forms a network intended to provide a range-extending source of battery recharging for drones that would otherwise be limited by range or payload restrictions. UAV ARC™ also captures various data from the drone, such as, its state of health. This and other information will be transmitted to Beam and potentially can be monetized through a variety of business models such as making such data available to the operator of the drone fleet. Beam is considering business models, including a subscription-based model for fuel and data. The ability to recharge on a network of UAV ARC™ products deployed on rooftops in built up areas, undeveloped regions or at sea (marinized version) should dramatically increase the potential range and utility of UAVs. Each UAV ARC™ unit generates and stores all its power from renewable sources so drones will receive clean renewable electricity with no cost-per-unit of energy. The units are completely independent from the power grid, allowing them to provide charging during grid outages and in remote locations. UAV ARC™ will be deployed without the requirement for construction or electrical work.

•

Energy Storage – The global lithium-ion battery market size is projected to grow from USD 41.1 billion in 2021 to USD 116.6 billion by 2030; it is expected to grow at a CAGR of 12.3% from 2021 to 2030 according to MarketsandMarkets Analysis. We are living in an increasingly electrified world and more of the devices we rely on are no longer connected to a wall socket or any kind of utility connection. This untethering requires energy storage to be more energy dense and packaged in increasingly smaller and lighter formats. Physics dictates that the storage and release of electrical energy will create a thermal event. In extreme cases this has led to some well publicized fires. Our energy storage business unit creates high performance energy storage solutions used in electric vehicles, micro mobility, aviation, robotics, stationary storage and maritime applications. We believe that we are unique in the EV charging industry in that we have our own proprietary energy storage solutions. Our proprietary and patented passive thermal management, modular platform architecture, and scalable battery management systems (BMS), enhance safety and performance while extending battery life and reducing lifetime stored energy costs. We provide safe, scalable and high-powered energy storage solutions which have enabled electrified applications in many formats for Fortune 100 companies in the U.S and Internationally.

Energy Security and Disaster Preparedness

Power outages cost the United States up to $200 billion per year according to the United States Department of Energy. Our products are fully sustainable and include battery energy storage that can be used during times of grid or hydrocarbon fueled generator failure or during public safety power shutoff (PSPS) as may be required in certain jurisdictions. Our primary focus in energy security is to ensure access to EV recharging infrastructure during grid failures, such as blackouts. As the adoption of EVs increases, it will be critical to have fuel (recharging) infrastructure that is not reliant on the utility grid with its centralized vulnerabilities. We have witnessed power outages in Texas due to cold weather, in California and New York due to hot weather and in other parts of the nation whenever inclement conditions such as high winds or flooding occur. California has also been susceptible to public safety power shutoffs (PSPS) to prevent fires during high wind events. There have been kinetic and cyber attacks on the grid and the U.S. government has evidence of intrusions by nefarious nation state actors. All of these events constitute significant vulnerabilities which are expensive, disruptive, inconvenient, and dangerous. As we electrify our transportation fleets, these events may become catastrophic. The U.S. has a Strategic Petroleum Reserve (SPR) to ensure that it never runs out of gasoline and diesel, but there is no strategic electric reserve. In fact, many markets are operating at capacity during peak events.

Beam’s products provide a hedge against grid failures. Our EV ARC™ and Solar Tree® provide locally generated and stored electricity and are a highly robust and secure source of power to EVs. We are engaged with government officials at every level to increase awareness of our products and the benefits they can bring to energy security. We are increasingly hearing suggestions that 25% of all EV charging infrastructure should be independent of the centralized grid. We believe that our products are uniquely positioned to fulfill this need. Our current contracts with California, Florida, New York City, and the Federal government through our General Services Administration (GSA) Multiple Award Schedule Contract should ideally position us to take advantage of what we believe will be a significant increase for the requirements of robust and sustainable EV charging infrastructure. The Biden administration has stressed increased commitment to:

1.	American made products
2.	Clean Energy
3.	Energy Security
4.	Electrified transportation
5.	Transportation infrastructure

We believe that our products are ideally suited to fulfill all of these requirements.

Outdoor Media Advertising

As the value of traditional advertising media such as television, radio, and print diminish, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. The Company believes there is opportunity in the outdoor advertising space to place outdoor content on Beam’s infrastructure products. One objective is to sell advertising space on our products to a company, with the proceeds being used to fund the delivery of EV ARC™ systems. Beam’s current focus in the media space is selling sponsorship and naming rights to networks of EV ARC™ systems deployed across major cities, using a similar model to the Citibike program in New York City. In 2012, Citigroup Inc. paid $41 million for five years of naming rights on New York’s bike sharing program. Citibank extended the naming rights agreement for $70 million to cover the period from 2019 to 2024. Beam intends to replicate this model with our Driving on Sunshine network. Because EV ARC™ systems are highly visible, we believe that they are an ideal platform for sponsored deployments wherein networks of EV ARC™ systems are deployed and owned by us and monetized through sponsorship and naming-rights agreements with corporate sponsors who are eager to have their brands associated with the “Driving on Sunshine” network. Our products also create significant reductions in greenhouse gas and CO2 emissions which, we believe, can be used as a further inducement to encourage corporations to sponsor the networks as they may benefit from the carbon offsets generated by a network of EV ARC™ systems. We believe that the EV ARC™ will provide 20 years of service (we have had them operating in the field for almost a decade to date) and will create a long-term recurring revenue stream from sponsorships. We believe that our Driving on Sunshine network will become more valuable as more EVs are purchased and used by the public.

In 2020, the Company entered into a collaboration agreement with the City of San Diego to deploy our solar-powered EV charging infrastructure products across San Diego (Driving on Sunshine network) and we have engaged a consultant to identify potential sponsors to take advantage of this naming rights platform.

Strategy

Target Markets

Beam’s target markets consist of several broad segments: state, municipal and federal governments and agencies, auto manufacturers, corporations, energy utility companies, universities, retail, hospitality and international markets. These segments can further be broken down into increasingly granular segments as different market opportunities are identified.

Beam’s largest customers include the U.S. Federal Government, including the United States Marine Corps, and many other federal agencies, the State of California, which is a conglomeration of California state agencies and municipalities, and the City of New York. The most attractive markets for Beam have been New York and California, but we are now seeing growing opportunities throughout the U.S.

The factors below have been considered in determining favorable markets for our products:

•	Political Factors. Political statements, mandates and laws supporting policy to reduce carbon emissions through the electrification of transportation. State and local governments focusing on the transportation industry and the electrification of fleet vehicles to reduce carbon emissions.

•	Economic Factors. The use of grants and incentives to advance the adoption of EVs and EV charging infrastructure. Regions with difficult, time consuming permitting and regulatory requirements and high construction costs.

•	Sociocultural Factors. High concentration of EV drivers and a cultural desire to be good stewards of the environment.

•	Technological Factors. Regions with good insolation, expensive energy costs, and poor or degraded air quality, and a lack of capacity or expensive upgrade requirements for their utility grid.

•	Consumer Products. Auto manufacturers are delivering more diverse and popular EV models such as Ford’s F150 Lightning, GM’s electric Hummer, Rivian’s RT1, Ford’s E Mustang and Kia’s EV6

Many of these factors have been important since the early days of EV adoption. Government tail winds are stronger than ever with many nations and states announcing the outright banning of gasoline and diesel vehicle sales during the next two decades. In the U.S., California has announced a ban starting in 2035 and the State of Washington has a ban starting in 2030, less than eight years away. In addition, automotive manufacturers have started production of electric vehicles which are more consistent with traditional car models that have been popular with U.S. consumers. Ford announced an all-electric F150 pickup truck, available in 2022. Since 1981, the F150 has been the most popular vehicle in the US and the top selling pickup truck for forty-two years in a row. The electric version of the F150 will have the same towing and payload capacity and will be able to accelerate from 0 to 60 mph in under four seconds. GM has announced an electric Hummer which will have 1000HP (compared to the gasoline version with 300HP) with a similar acceleration rate as the F150. A record number of new electric vehicles in the light-, medium- and heavy-duty categories will be coming to market in 2022.

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

Growth Strategy

The electric vehicle market is expected to grow at a rapid pace. According to Goldman Sachs, the EV infrastructure market is expected to receive $6 trillion in investments. Bloomberg forecasts 559M EVs on the road by 2040. In addition, General Motors has committed to only offer zero-emissions vehicles by 2035. California’s Governor has also issued an executive order that by 2035, all new cars and passenger trucks sold in California must be zero-emission vehicles. Massachusetts and New Jersey have followed suit and others are expected to follow. We currently operate in three rapidly growing markets: EV charging infrastructure, outdoor media advertising and energy security and disaster preparedness. Our products are being used in 29 U.S. states, 170 municipalities, three international countries, and the U.S. Virgin Islands in the Caribbean. We believe that our products have a global appeal and that we are only at a very early stage in the development of our sector. We believe that our strategic growth plan will enable us to increase our user base and revenues while increasing profitability. Our strategic growth plan includes:

•	Engaging government relations experts to educate decision makers on the value of our “Made in America” products.

•	Increase marketing efforts to educate potential customers.

•	Expanding our geographic footprint and customer base.

•	Increasing our gross margins by increasing production volumes, improving operating efficiencies and reducing the cost of materials and production.

•	Increase leverage of outsourcing as our manufacturing process scales.

•	Expand our recurring revenue business.

•	Educate potential customers regarding federal and other government grants, investment tax credits, and other incentives available to our customers.

•	Capture market share of the electrified personal and public transportation space, which is at a nascent phase.

•	Continue to expand our Outdoor Media Business unit.

•	Continue to develop and innovate new products and building a strong IP portfolio.

Sales and Marketing

Beam utilizes a combination of an in-house sales team and outside consultants and sells through a direct sales and marketing channel, pairing customers with our sales specialists, or Clean Mobility Experts, to ensure their needs are met.

Our sales process is heavily focused on educating prospective customers about our products. We have been heavily investing more in marketing materials and videos, and we have engaged a public relations firm to help us to educate the market. Beam uses research to identify potential customers, as well as contacts established through trade show events and in-bound calls. We also utilize a combination of regional and industry focused campaigns, nurturing campaigns, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, Twitter, and LinkedIn). Beam is, we believe, an industry leader in the sustainable EV charging infrastructure space, and we use our website and social media to highlight our innovative products and offerings.

The sale of our products often have long sales cycles due to the large capital expense and sophisticated nature of our products though we have observed a reduction in the length of certain sales cycles along with an increase in the number of units ordered recently. We believe this is attributable to an increase in awareness and acceptance of our products as well as an increase in the urgency surrounding the deployment of EV charging infrastructure. Sales often rely on bureaucratic processes and funding approval which can result in extended sales cycles. We also support our customers by identifying grants and the federal grant process to reduce the cost of their purchase.

Our products may be eligible for various tax and other incentives which can significantly reduce the out-of-pocket expense paid by a customer for our products. Examples of these incentives include:

•	Federal Solar Investment Tax Credit (ITC) (Section 48 of the tax code). This may provide a tax credit, which is currently at 26% of the amount of a solar energy system purchase.

•	Rule 179 Depreciation or Bonus Depreciation - allows our customers to accelerate depreciation of their solar energy system up to 100% of the cost of the system in the first year it is in service.

•	Rule 30 C is a tax credit of up to 30% of the cost of the EVSE

In addition, President Biden has made several commitments to the funding of clean energy and EV charging at the federal level and we believe the current administration will continue incentives for products such as ours in the future. Some of the federal and state funding programs include:

•	A federal infrastructure bill passed in November 2021 designated $7.5 billion for the deployment of 500,000 EV charging stations across the US, $5.0 billion of which will be made available under the new National Electric Vehicle Infrastructure (NEVI) Formula Program which is allocated to state transportation departments and an additional $2.5 billion is available in grant opportunities to help connect rural and marginalized communities to electric vehicles. The Federal Government released a guidance manual on how NEVI funds should be spent in the first quarter of 2022. A picture of Beam Global’s products was used to illustrate the front cover of that manual.

•	In January 2022, Governor Newsom presented the California Blueprint, which is his budget proposal that includes $6.1 billion for electric vehicle related initiatives.

We believe that because our products are rapidly deployed, enhance energy security and are made in America, that we are well positioned to benefit from these and other initiatives.

Major Customer Contracts

In 2021 and 2020, we had three major customer contracts, the State of California, the General Services Administration (GSA) Multiple Award Schedule (MAS) and Electrify America, LLC that accounted for a substantial portion of our revenue.

Contract with the California Department of General Services. On June 12, 2015, our bid for solicitation was accepted by the California Department of General Services (the “California Contract”). The term of the California Contract was initially for one year with two extension options for one year. California elected to exercise both options to extend. In June 2018, the California Contract was renewed for up to four more years (two years with two additional one-year options), and its scope was expanded to include more of our products, including our EV ARC™ DC Fast Charging Electric Vehicle Autonomous Renewable Charger, with a California estimated value of over $20 million. In January 2021, the contract was extended through June 2022 and was expanded to be utilized by agencies across the U.S. The California Contract permits California state and local government agencies, including cities, counties, special districts, California State universities, University of California systems, K-12 school districts, and community colleges, to purchase EV ARCs™, ARC Mobility Trailers, and related accessories from us. We have sold 161 EV ARCsTM for a total of $11,187,513 through December 31, 2021, which includes 75 units totaling $5,097,631 in 2021.

GSA MAS Contract. This is a five-year contract effective as of November 1, 2020. It was awarded by the GSA following an extensive evaluation process. This contract simplifies the federal procurement process and ensures best pricing for our customers. We sold 23 EV ARCs through this contract totaling $1,853,374 in 2021.

Electrify America Contract. In October 2019, Beam responded to a Request for Proposal with Electrify America, a subsidiary of Volkswagen Group of America. On February 21, 2020, Beam was awarded a contract for 30 EV ARC units to be deployed in rural areas in central California. During the years ended December 31, 2021 and 2020, we recognized revenues totaling $1,833,698 for this contract. Beam continues to develop a business relationship with Electrify America.

Competitors

We do not compete with EV charging companies or utilities. In fact, we support the major EV charging product and service providers by factory integrating installing their products into ours prior to deployment. We have deployed ChargePoint, Blink, Enel, Electrify America and many other quality charging brands. We also do not compete with utilities who use our product as another tool to provide electricity, primarily for EV charging to their customers. We currently have six utility customers and anticipate that that number will grow as more utilities become engaged in EV charging and also in deploying distributed generation resources to enhance grid stability. We are not aware of other companies that provide an infrastructure product similar to ours, utilizing solar energy to power EV charging in a rapidly deployed and highly scalable construction-free format. We have responded to several competitively bid contracts issued by, for example, New York City, California, Florida and Massachusetts where we were the only responding company with products that met the specifications cited in the Request For Proposal. We do compete with a number of companies which are involved in the design, construction and installation of fixed grid-connected EV charging stations that depend on the utility grid for a source of power, and on the construction and civil and electrical engineering services for the installation of traditional infrastructure. Our challenge is to market our products to ensure that potential customers are aware of our product offering.

Competition in the solar renewable energy and EV charging industries is intense, and competition is fragmented among a wide variety of entities. Companies such as Schneider, Eaton, Enel X, and Bosch manufacture EV charging units but do not offer charging services. There are many companies which offer installation services for the EV charging market. They are typically electrical and general contracting companies as well as some larger project management firms such as Black and Veatch, Bechtel, CH2M Hill and AECOM. Companies such as ChargePoint (NYSE: CHPT) and Blink (NASDAQ: BLNK) offer EV charging services and hardware but not, typically, installation. Our EV ARC™ units incorporate whatever charger the customer wants, so in most cases, we are not competing with the charger company, but rather creating opportunities for them which they might not otherwise have had.

iSun, Inc. (Nasdaq: ISUN) offers an off-grid charging solution using solar power to charge batteries, but their product is not transportable, does not have solar tracking, does not fit in a standard parking space and requires permitting, construction and electrical work for its installation.

Volta (NYSE: SNPR) is a San Francisco based EV charging company which derives revenue through the sale of advertising. Volta provides some free charging for EVs and are deployed in shopping malls and other similar locations. While they do not have solar-powered, rapidly deployed infrastructure solutions, their business model of using media revenue instead of EV charging fees most closely matches our media business model.

Many solar companies are now fixing EV chargers to their parking lot structures and some are offering packages combining solar rooftop installations and EV charger installations for the residential marketplace. These installations are almost always grid-tied, require construction and electrical work and do not include energy storage.

Another example of an entity which is providing free or discounted EV charging infrastructure is Electrify America, the EV charging provider is required to spend approximately $2 billion on EV charging infrastructure ($800 million in California) to satisfy the requirements of a settlement with the U.S. government. Electrify America is a customer of Beam and has used our products to assist in the deployment of their EV charging network.

We also face competition, to some extent, from entities which are offering free or discounted EV charging infrastructure to our prospective customers. Utilities such as the three large IOUs (investor-owned utilities) in California (SDG&E, PG&E, SCE) have successfully lobbied the California Public Utility Commission for permission to rate base the costs of installations of EV chargers. As a result, they can offer the installation, or “make readies” of electrical circuits and other civil infrastructure, for a lower price or in some instances for free, to certain customers. We are adding utilities to our customer base and have provided product to six utilities to date. We do not view utilities as long-term competition and instead view them as a significant opportunity as they increasingly add off grid solutions to their energy mix.

Where energy security is concerned, we view the competition from companies that produce generators and combined solar and storage solutions. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same value and differentiation that our EV ARC™ product delivers because our EV ARC™ systems are transportable, rapidly deployed and offer multiple layers of value beyond EV charging and emergency power. For example, during 2020, our EV ARC™ products were repurposed by our customers from customer locations to Covid-19 Emergency Pop-Up Centers to provide remote emergency power and EV charging.

Our competitive advantage over these other solutions includes:

o	Rapid deployability and scalability of our products. Our products offer a turnkey product solution that is manufactured in our facility and delivered to a customer and deployed in minutes. This compares with requiring an entire ecosystem involving the design, engineering, permitting and constructing of civil projects which requires engaging a company, or group of companies, including architects, civil engineers, electrical engineers, zoning specialists, consultants, general contractors, electrical contractors, and EVSE vendors. These grid-tied projects can take six months to two years to complete.
o	Lower total cost of ownership. Beam’s products are powered by renewable sources. As a result, there is no charge for on-going energy to power vehicles because our products do not generate a utility bill.
o	Ability to operate during blackouts and brownouts. In addition, most units provide an emergency power panel that can be used for emergency power to charge other devices and emergency equipment during outages. Typical grid-tied solutions fail during grid failures and do not provide a source of emergency power. Even those grid-tied solutions that have back up battery integration rely on the grid to charge their batteries. During prolonged grid failures, those systems fail while Beam products continue to operate.

o	Because a grid connection is not required, Beam’s EV ARC™ can be located anywhere, including remote locations that are hard to connect to a grid. Most grid-tied chargers are deployed in locations where the utility grid is easy and inexpensive to connect to. Many EV drivers have experienced this when they find charging units behind supermarkets next to dumpsters. This is because the utility grid interconnection exists at the back of the store and as such that is the cheapest place to deploy. We believe that early adopters of EVs are more willing to make these sorts of concessions than mainstream consumers will be. We believe that in the future two impacts will drive the installation of EV chargers in more expensive and complicated locations where grid connection is concerned. First, the locations close to grid connections will be used first and second mainstream consumers will not be content with parking and charging in less convenient locations. Both impacts will drive the deployment of EV chargers in front of stores and other locations where people want to park. Those locations typically do not have readily available grid connections so the cost and complexity to bring the grid to the charger will increase dramatically. The cost and complexity to deploy our products will not increase and in fact, we believe that, like any other manufacturing company, our costs will decrease while our efficiency and deployment velocity increases.
o	Environmentally sound product using clean energy. Grid-tied chargers rely upon electricity, more than 60% of which is generated by burning fossil fuels. The electricity our products provide is 100% emissions free. Furthermore, the construction activities required to dig trenches, pour concrete and perform the other tasks related to the construction and electrical installation of a grid-tied charger are environmentally impactful and reduce the environmental benefits of EVs. Our products are deployed with minimal or no disruption or environmental impact making them a cleaner choice.
o	Beam products can be relocated which gives the customer the flexibility to move it if a job site changes or business needs change. Grid-tied installations are a permanent solution. Many of our customers operate in leased facilities. The transportability of our products means that a customer can remove them when a lease matures whereas grid-tied solutions become tenant improvements and a sunk investment.
o	BeamTrak™, our patented solar tracking solution which causes the solar array to follow the sun generating up to 25 percent more electricity than a fixed array, is a significant advantage for our products over any similar offering. Our unique ability to deliver 25% more driving miles to an EV from an off-grid solar installation is, we believe, a significant differentiator.
o	Our ability to continuously improve our product’s energy production while reducing costs means that while the grid-tied competition is stuck at a theoretical maximum amount of energy that can be delivered at a given location, our products have continued to deliver more power without costing more.
o	Beam offers a product that delivers DC fast charging solely from solar generation, which we have not seen in the market to date.

Manufacturing

We are headquartered in San Diego, California in a leased building of approximately 53,000 square feet professionally equipped to handle the significant growth possibilities we believe are in front of us. The facility houses our corporate operations, sales, design, engineering and product manufacturing. We are currently staffed for one shift, five days a week and believe that at that level we can produce approximately 260 EV ARC™ units per year. We also believe that with an expansion of human resources, capital investment, increased engagement of contract manufacturing and operating 3 shifts, seven days a week we could produce approximately 4,000 EV ARC™ units a year from our current facility. As a result of our recent acquisition, we now also lease an 18,000 sq/ft facility in Broadview Il where we produce our energy storage products for our own products and also for a variety of other customers who need energy storage solutions.

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

We continually endeavor to reduce component costs and make production improvements in both our products and our processes to reduce our manufacturing costs, while maintaining the high quality for which we strive. As unit sales continue to increase, we anticipate that we will be able to spread our fixed overhead costs over more units, reducing the cost per unit.

Customer Concentration

During 2021, 55% of our revenue was attributable to the state agencies and municipalities in the State of California.

Backlog

Our backlog at December 31, 2021 was $4.1 million, of which $3.9 million is deliverable within twelve months. Reported backlog represents firm purchase orders or contracts received by customers for deliveries scheduled in the future.

Government Regulation

Businesses in general are subject to extensive regulation at the federal, state, and local level. We are subject to extensive government regulation relating to employment, health, safety, working conditions, labor relations, and the environment in the course of the conduct of our business. In order for our customers to enable the installation of some of our products, they can be required to obtain permits from local and other governmental agencies. In the case of our grid-tied products, they must comply with the applicable rules and regulations of the relevant state public utility agencies. In order for our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. Changes to new government regulations may have a material adverse impact on our business, operating results, and financial condition.

Employees

As of the date of this report, we have 86 employees, of which 8 are temporary employees. Most of the temporary employees are retained through a temporary employment agency to maximize our flexibility and to reduce the risks and costs associated with permanent employees. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

ITEM 1A.	RISK FACTORS.

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future. We were formed on June 12, 2006 and have reported annual net losses since inception. For our fiscal years ended December 31, 2021 and December 31, 2020, we experienced net losses of $6,596,039 and $5,213,025, respectively (reflects cash and noncash expenses under generally accepted accounting principles). Further, as of December 31, 2021, we had an accumulated deficit of $57,618,645. In addition, we expect to incur additional losses in the future, and there can be no assurance that we will achieve profitability. Our future viability, profitability and growth depend upon our ability to raise capital and successfully operate and expand our operations. We cannot assure that any of our efforts will prove successful or that we will not continue to incur operating losses.

We may need to raise additional capital or financing to continue to execute and expand our business. We expect that the net proceeds from the public offering in 2020 will be sufficient to sustain our operations for at least the next twelve months, until we are able to generate positive cashflow through our operations. However, we may need to raise additional capital to fund investment in our business or if it takes longer than expected to achieve positive cashflow. We may be required to pursue sources of additional capital through various means, including sale and leasing arrangements, and debt or equity financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

We face risks related to COVID-19 which could significantly disrupt our manufacturing, research and development, operations, sales and financial results. Our business may be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the COVID-19 outbreak, and any other related adverse public health developments may cause disruption to our business operations and sales activities. Our employees, suppliers and customers have been and will continue to be disrupted by absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, delays on deliveries, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, or the operations of our suppliers, manufacturing and product shipments will be delayed, which could adversely affect our business, operations. In addition, COVID-19 or other disease outbreak will in the short-run, and may over the longer term, adversely affect the economies and financial markets within the U.S., resulting in an economic downturn that will affect demand for our products, impact our operating results, and have a negative impact on our stock price. There can be no assurance that any decrease in sales resulting from COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations has been minor, it remains uncertain, the continued spread of the COVID-19 or the occurrence of other epidemics may adversely impact our business, financial condition, operating results and cash flows. Because we provide energy and transportation resources which we believe are considered essential services, we are able to continue to produce and deliver products. However, it is possible that we will experience disruptions to our business operations resulting from quarantines, self-isolations, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to manufacture and deliver products.

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers. We have a few large customers including the State of California’s Department of General Services and Electrify America, LLC that generated 38% and 2%, respectively, of revenues in 2021 and 6% and 30%, respectively, of revenues in 2020. We have a contract with the State of California which can be used by a diverse group of state and local agencies within the state or across the country for the purchase of our products. The receipt of orders under this contract has been irregular and can create fluctuation in our revenues. In addition, there is no obligation for this customer to purchase any additional units, or to renew the contract when it expires. The State of California contract will expire on June 23, 2022. We are in the process of renewing this contract with the state. If this customer significantly reduced their purchases or terminates their contract, our results of operations would be adversely affected.

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

We face intense competition, and many of our competitors have substantially greater resources than we do. We are not aware of other companies that provide a similar infrastructure product that we do, utilizing solar energy to power EV charging in a transportable product. However, we compete with traditional grid-tied charging stations. Our challenge is to market our products in the industry to ensure that potential customers in this industry are aware of our product offering. Competition in the solar renewable energy and EV charging industries is intense, and competition is fragmented among a wide variety of entities. We operate in a highly competitive environment that is characterized by price fluctuations and rapid technological change. Our competitors often have greater market recognition and substantially greater resources than we do. Competition for Request For Proposals, and in our market in general, may intensify in the future. Competitors may develop products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share and our business and results of operations would be adversely affected.

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

Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows. On January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). Recently, we have purchased solar panels exclusively from one supplier who is exempt from these tariffs. However, additional tariffs were imposed on other products, including cells used in our batteries. It is possible that tariffs may increase the costs and restrict the supply of certain of our components, causing us harm. The imposition of tariffs is likely to result in a wide range of impacts on the targeted U.S. industries and the global market in general. Such tariffs, if our products or the parts we use to manufacture our products are ultimately determined to be subject to them, could result in significant additional costs to us. If we elected to pass such increase in costs on to our customers, they could cause a significant reduction in demand for our products. We currently have no plans to use modules which are subject to tariffs.

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

The success of our business depends on the continuing contributions of Desmond Wheatley and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel. We rely heavily on the services of Desmond Wheatley, our chairman and chief executive officer, as well as other management personnel. The Compensation Committee is working with a compensation consultant to structure a long-term compensation plan to retain key employees, however, loss of the services of any such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors. Our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline and raising capital could be more difficult. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could significantly decline, and our business and financial condition could be adversely affected. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline significantly.

We currently do not have manufacturing or purchasing systems in place to track inventory and purchasing transactions or a perpetual inventory system. The Company performs manual processes during the year to track and control our inventory and purchases. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. We plan to invest in new systems in 2022 to automate these functions. We intend to take certain remedial actions intended to address the identified material weakness in our internal control over financial reporting. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 53,000 square feet of office and warehouse space pursuant to a five-year lease that extends through August 30, 2025, with two one-year renewal options.

ITEM 3.	LEGAL PROCEEDINGS.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2021, and the date of this report, the Company is not involved in any material litigation matters.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “BEEM.”

On March 23, 2022, there were approximately 220 holders of record of our common stock. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Warrants to purchase 11,989 shares of the Company’s common stock were exercised for an aggregate of $120,419.

ITEM 6.	Reserved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

Beam develops, manufactures and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy storage, energy security, disaster preparedness and outdoor media advertising.

The Company has designed five product lines that incorporate the same underlying proprietary technology and value for producing a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed. Our product lines include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. The electronics are elevated to the underside of the solar array making the unit flood-proof up to nine and a half feet and allowing adequate space on the engineered ballast and traction pad which gives the product stability.

-	Solar Tree® DCFC – Off-grid, renewably energized and rapidly deployed, patented single-column mounted smart generation and energy storage system with the capability to provide a 50kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs.

-	EV-StandardTM – patent issued on December 31, 2019 and still under development. A lamp standard, EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging.

-	UAV ARC™ - patent issued on November 24, 2020 and still under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

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

Our revenues increased from $6.2 million in 2020 to $9.0 million in 2021 primarily due to an investment in sales and marketing resources over the past two years. During the year ended December 31, 2021, product sales were generated from a wide variety of markets, including state and local government agencies, colleges, commercial businesses, utilities, and federal customers. Our contract with the State of California included a 52-unit EV ARCTM purchase to provide sustainable EV charging and emergency power for 12 state government agencies in California. In late 2020, we entered into a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. We have also invested in our federal business channel by adding a federal lobbyist, a federal business development resource and a government relations employee. These resources have helped with language in legislature to include renewable charging instead of just grid-tied, to raise awareness of our product and to increase outreach with federal agencies. This resulted in several orders in 2021, including a 21-unit order from the US Marine Corps at 14 bases throughout the U.S. In addition, there is increased support for funding EV charging infrastructure on the state and federal level, as well as a number of federal grants available in addition to the Federal Solar Investment Tax Credit and Rule 179 accelerated depreciation which provide a strong financial incentive for many of our target customers. We expect the electric vehicle market to continue to experience significant growth over the next decade as supported by an expected 61 new electric vehicles launching in 2022 which will require additional EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth.

We made progress in our outdoor media advertising business during 2021 and entered into a collaboration agreement with the City of San Diego to deploy solar-powered EV charging infrastructure across the city. We are currently working with The Superlative Group, an industry leading consultant engaged in the selling of corporate sponsorships, and have identified several corporate sponsors for a global naming rights agreement to our network of EV ARC units. Superlative is compensated when they are successful in securing a sponsor for our Driving on Sunshine network. This business model can be replicated in other cities throughout the country. Our energy security business is connected with the deployment of our EV charging infrastructure products and serves as an additional benefit to the value proposition of our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. Our state-of-the-art storage batteries installed on our EV chargers are immune to grid failures and provide another benefit for certain customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators.

We have begun development on our newest patented products - our EV StandardTM and UAV ARC™, which we expect will expand our product offerings with the same proprietary technology as our current products and allow us to expand into new markets.

Several contributing factors resulted in reporting a gross loss in both 2021 and 2020. We currently have a fixed overhead structure and facility that will support expected growth over the next several years. Until our revenues increase, we have underutilized capacity that adds a fixed cost burden to our margins. As we have increased our production volumes, we have increased our fixed overhead absorption which reduces our fixed overhead cost allocation per unit, as well as benefited from improved labor efficiencies and utilization and cost improvements by negotiating volume purchase discounts. We are also implementing lean manufacturing process improvements and making engineering changes to our product where we can benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. We experienced cost increases on many of our components in 2021, most notably our steel cost, which we believe to be largely a temporary increase brought on by supply chain issues resulting from plant closures and staffing shortages brought on by the Covid-19 virus. As those costs begin to come back down, and other components such as battery cells and solar panels continue to decrease in cost precipitously in the coming months and years, we expect to see a reduction in the cost of our bill of materials. Batteries are the highest cost contributor to our bill of materials, but with the March 2022 purchase of AllCell Technologies, LLC, a lithium-ion battery manufacturer, we expect those costs to be significantly reduced. We are in the process of identifying certain components and sub-assemblies which we manufacture or assemble in-house for which we intend to seek outsourced contracted manufacturing expertise. We believe that outsourcing certain components and sub-assemblies will further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins in the near future.

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

Inventory. Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with normal capacity in the manufacturing process. The Company regularly reviews inventory components and quantities on hand and performs annual physical inventory counts.

Impairment of Long-lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10-35-15 “Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Cost of Revenues. The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, which are included in inventory prior to a sale, as cost of revenues. The Company further includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

Results of Operations

Comparison of Results of Operations for Fiscal Years Ended December 31, 2021 and 2020

Revenues. For the year ended December 31, 2021, our revenues were $9,001,751 compared to $6,210,350 for the same period in 2020, an increase of $2,791,401 or 45% which was driven by sales volume. Revenues for the year ended December 31, 2021 included the sale of 118 EV ARC™ units including the delivery of most of the 52 units ordered by the State of California. Sales to federal agencies also grew in 2021, including a 21-unit order from the U.S. Marine Corps. This is further supported by a federal infrastructure bill that was passed in November 2021 that designates $7.5 billion for the nationwide deployment of 500,000 EV charging stations and $6.1 billion for electric vehicle related initiatives in Governor Newsom’s California budget proposal. We are currently engaged in a contract renewal process with the State of California’s Department of General Services. In addition, we continue to see an increase in repeat orders and multiple unit orders compared to any prior year. During 2020, we experienced some delays in customers placing orders as a result of the COVID-19 pandemic, but this improved as we moved into 2021. Revenues for the year ended December 31, 2020 included the sale of 69 EV ARC™ units including 29 units to Electrify America for deployment in California, as well as to various municipalities, colleges, utilities and federal agencies. It also included the sale of three Solar Tree® systems and an EV ARC™ DC fast charging system for a rest stop in California. During fiscal 2021, we invested in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Loss. For the year ended December 31, 2021, we had a gross loss of $971,644 compared to a gross loss of $710,974 for the same period in 2020. Gross loss as a percentage of revenue decreased to 10.8% for the year ended December 31, 2021, compared to 11.4% for the same period in 2020. As a result of the increase in production levels in 2021 compared to 2020, we benefited from an increase in fixed overhead absorption. We have also implemented certain design changes and value engineering on our EV ARCTM which streamlined the manufacturing process and reduced material and labor costs in the latter part of the year. We are implementing lean manufacturing process improvements which resulted in some labor efficiency improvements and increased our output to allow us to meet production demand. These cost improvements were offset by increases in material costs, especially for steel and batteries, due to the Covid-19 pandemic and resulting inflationary pressures. Shipping costs have increased globally as well which has increased our delivery costs. However, we made some changes to our shipping practices in the second half of 2021 to minimize the use of third-party logistics companies, which helped to mitigate some of the increased cost. We expect our cost per unit to continue to decrease as we expect to see material costs return to normalcy post pandemic. We also acquired a lithium-ion battery manufacturer, AllCell Technologies, LLC in March 2022, which should significantly reduce the cost of the batteries in our units. In addition, as we expect the Company to grow in 2022 and beyond, we expect our fixed overhead absorption to continue to improve.

Operating Expenses. Total operating expenses were $5,627,674 for the year ended December 31, 2021 compared to $4,496,660 for the same period in 2020, a 25% increase. Our operating expense decreased as a percentage of sales from 72.4% of sales in 2020 to 62.5% of sales in 2021. The increase was primarily due to $573,235 for increased sales and marketing expense to support revenue growth, $98,975 for research and development increased headcount to support development projects, $86,926 for increased directors and officers insurance premiums, $77,683 for increased costs related to the 2021 annual shareholder meeting, $56,781 for increased accountant fees, $55,696 for building repairs, $32,834 for increased director cash compensation, $32,575 for legal fees and $116,309 of other net increases.

Income Tax Expense. Our tax expense for the year ended December 31, 2021 related to minimum taxes due, primarily for the California Franchise Tax Board. We did not incur any federal tax liability for the years ended December 31, 2021 or December 31, 2020 because we incurred operating losses for tax purposes in these periods. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. Due to continuing losses, recoverability is not considered likely and as such we have provided a valuation allowance which will remain until the Company becomes profitable in an adequate amount that it becomes likely the deferred tax assets can be recovered.

Other Income and Expense. Interest income decreased by $6,844 in the year ended December 31, 2021 due to lower interest rates. Interest expense decreased from $11,893 for the year ended December 31, 2020 to $498 for the year ended December 31, 2021 due to the repayment of debt in 2020.

Liquidity and Capital Resources

At December 31, 2021, we had cash of $21,948,512, compared to cash of $26,702,804 at December 31, 2020. We have historically met our cash needs through a combination of proceeds received from private and public offerings of our securities and loans. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	December 31,
	2021	2020
Cash provided by (used in):
Net cash used in operating activities	$(6,406,707)	$(4,138,138)
Net cash used in investing activities	$(582,141)	$(358,901)
Net cash provided by financing activities	$2,234,556	$27,350,387

For the year ended December 31, 2021, our cash used in operating activities was $6,406,707 compared to $4,138,138 for the year ended December 31, 2020. Net loss of $6,596,039 for the year ended December 31, 2021 was increased by $1,312,113 of non-cash expense items that included depreciation and amortization of $92,775, common stock issued for services for director compensation of $742,285, non-cash compensation expense related to the grant of stock options of $444,713 primarily due to an increase in the stock price in the year ended December 31, 2021, and $32,340 for amortization of operating lease right of use asset. Further, cash used in operations included an increase in accounts receivable of $2,040,783 due to a strong fourth quarter revenue in 2021 compared to 2020, $485,961 increase in inventory due to inventory purchases to support increased sales activity and $34,569 decrease in sales tax payable for California Q4 2021 shipments. Cash provided by operations included a decrease in prepaid expenses and other current assets of $141,199, an increase in accounts payable of $815,950 due to inventory purchases, $335,121 increase in accrued expenses primarily due to compensation related accruals at the end of the year and $146,262 for an increase in deferred revenue.

Our operating activities resulted in cash used in operations of $4,138,138 for the year ended December 31, 2020. Net loss of $5,213,025 for the year ended December 31, 2020 was increased by $1,208,504 of non-cash expense items that included depreciation and amortization of $40,952, common stock issued for services for director compensation of $458,924, non-cash compensation expense related to the grant of stock options of $722,549 primarily due to an increase in the stock price in the quarter ended December 31, 2020, amortization of debt discount of $5,990, offset by $19,911 for amortization of operating lease right of use asset. Further, cash used in operations included an increase in accounts receivable of $1,021,937 due to a strong fourth quarter revenue in 2020 compared to 2019, an increase in prepaid expenses and other current assets of $385,895 primarily due to warrants that were exercised but the payment was pending, and $220,417 for the payment of a convertible note to a related party for deferred compensation. Cash provided by operations included a reduction of inventory of $1,060,614, an increase in accounts payable of $242,900 due to inventory purchases to support Q4 2020 shipments, $86,452 increase in accrued expenses, $85,917 increase in sales tax payable for California Q4 2020 shipments, $13,880 for an increase in deferred revenue, and $4,869 for a decrease in deposits.

Cash used in investing activities in the year ended December 31, 2021 included $83,871 to fund patent related costs and $498,270 to purchase equipment, primarily for production and transportation. The year ended December 31, 2020 included $93,137 to fund patent related costs and $265,764 to purchase equipment, primarily for transportation equipment and a forklift truck.

In 2021, cash generated by our financing activities included $2,854,223 from the exercise of warrants and $10,706 from the exercise of stock options, offset by $630,373 used to cover payroll taxes for cashless stock option exercises. In 2020, cash generated by our financing activities included $18,999,675 in proceeds from the issuance of common stock pursuant to a public offering and $9,926,858 from the exercise of warrants, offset by the funding of equity offering costs of $1,566,852 and the payment of an auto loan.

Current assets decreased to $27,566,820 at December 31, 2021 from $29,903,431 at December 31, 2020, primarily due to a $4,754,292 decrease in cash, offset by a $2,040,783 increase in accounts receivable. Current liabilities increased to $2,955,010 at December 31, 2021 from $1,770,400 at December 31, 2020, primarily due to an increase in accounts payable for purchases of inventory to support the increased sales forecast and an increase in accrued expenses driven by accrued compensation costs at December 31, 2021. As a result, our working capital decreased to $24,611,810 at December 31, 2021 compared to $28,133,031 at December 31, 2020.

In May 2020, the Company received a Small Business Administration Payroll Protection Plan loan for $339,262 for protection against potential impact from the COVID-19 virus which was repaid with interest in November 2020.

The Company has been focused on marketing and sales efforts over the past two years to support an increase in revenues. While we did see a 45% increase in revenues in 2021 compared to 2020, the Company has still not earned a gross profit on its sale of products. However, the revenue growth in the quarter ended December 31, 2021 was 59% over the prior year and the gross loss improved by 37% primarily as a result of the increased fixed overhead absorption. Management has made several design changes and process improvements in our manufacturing operations in 2021 as well which has helped to increase labor efficiency and reduce costs. At the same time, supply chain issues related to the COVID-19 virus has caused an increase in certain of our material costs, most notably in steel purchases, which has offset some of the improvements made. However, we believe that we will continue to improve our gross profit as our revenues grow. Management believes that with increased production volumes that we believe are forthcoming, efficiencies will continue to improve, and the fixed overhead cost per unit will decrease. In addition, our suppliers believe that costs that have increased this past year should start to come back down in the later part of 2022. This should result in increasing gross profits on the EV ARC ™ and Solar Tree® products in the future.

The Company may be required to raise capital from the private or public issuance of its securities or debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. The Company has 519,658 warrants remaining at December 31, 2021, which could potentially generate an additional $3,273,845 of proceeds over the next 2.3 years, depending on the market value of our stock and the warrant holders’ ability to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products.  Management cannot currently predict when or if it will achieve positive cash flow.

On March 4, 2022, the Company completed an acquisition of AllCell Technologies, LLC (“AllCell”), a leader in energy storage solutions. This strategic acquisition is expected to increase and diversify our Company’s revenue, gross profitability, manufacturing capabilities, intellectual portfolio and customer base. The Company purchased substantially all of the assets and business of AllCell for 1,055,000 shares of Beam Common Stock (“Closing Consideration”) (on the closing date, based on the closing price of the Beam Common Stock of $13.61, such shares had a value of approximately $14.4 million) plus an additional $911,711 in cash for the net working capital of primarily inventory held by AllCell at closing. In addition to the cash paid at closing of $911,711, the Purchase Agreement requires a capital investment of not less than $1,500,000 of equipment to be used for the business. The maximum aggregate amount of shares of Common Stock that Buyer will issue to Seller for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares.

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

On May 15, 2019, the Company closed the Underwriters Second Over-Allotment partial exercise option to purchase 200,000 shares of Common Stock at $5.99 per share (the "Second Over-Allotment Exercise") for additional gross proceeds of $1.198 million, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company, pursuant to and in compliance with the terms and conditions of the previously announced April 16, 2019 Underwriting Agreement and Offering.

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

At the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weakness in internal controls as identified below under “Management’s Report on Internal Control Over Financial Reporting”. Since the type of material weakness identified below have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute material weakness that therefore affects disclosure controls and procedures.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, we do not yet have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We identified the following material weakness which existed as of December 31, 2021:

•	The Company currently does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory.
•	The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall-to-wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. A manufacturing system will also provide better management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory. We plan to implement a manufacturing and purchasing system during fiscal 2022.

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of December 31, 2021.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

During the quarter ended December 31, 2021, we continued to implement stronger manual processes. Our annual year-end wall-to-wall inventory process was improved over prior years. We still utilized spreadsheets to track our inventory counts and valuation, but our processes were improved to reduce the time required and the accuracy of the count. In October, we hired a Director of Operations who implemented improved warehouse organization, inventory procedures, order processing and more to add stronger processes and strengthen our controls. In late December, we also hired an experienced electro-mechanical assembly supervisor who will add oversight and process improvements to our inventory and manufacturing processes going forward. In addition, we hired a seasoned financial controller with accounting expertise to the Company to help insure we meet our closing timeline and assist in testing our manual controls. With these resources in place, we intend to implement a new Enterprise Resource Planning (ERP) system.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

2.	Financial Statement Schedules

None

3.	Exhibits

The following exhibits are included with this filing:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Underwriting Agreement	8-K	001-38868	1.1	4/18/2019

1.2	Underwriting Agreement, dated July, 2020	8-K	000-53204	1.1	7/6/2020

1.3	Underwriting Agreement, dated November 23, 2020	8-K	000-53204	1.1	11/27/2020

2.1	Asset Purchase Agreement By and Between Beam Global and AllCell Technologies, LLC dated February 16, 2022	8-K	001-38868	10.1	2/23/2022

3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.6	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-38868	4.1	3/30/2020

4.2	Form of Warrant issued to SFE VCF, LLC	8-K	000-53204	10.5	9/22/2017

4.3	Form of Investor Warrant	S-1	333-226040	4.2	4/11/2019

4.4	Warrant Agency Agreement by and between Envision Solar International, Inc. and Corporate Stock Transfer, Inc.	8-K	001-38868	4.2	4/18/2019

4.5	Form of Representative Warrant	8-K	001-38868	4.1	4/18/2019

4.6	Form of Warrant issued to bridge lender on August 27, 2018	8-K	001-38868	10.3	8/31/2018

4.7	Form of Warrant for Bridge Refinance Convertible Secured Promissory Note	S-1	333-226040	4.6	3/25/2019

10.1*	2011 Stock Incentive Plan of Envision Solar International, Inc., dated as of August 10, 2011	10-Q	001-38868	4.1	8/15/2011

10.2*	Form of Restricted Stock Agreement	10-Q	001-38868	10.3	11/14/2019

10.3*	Form of Stock Option Agreement	10-Q	001-38868	10.4	11/14/2019

10.4	10% Subordinated Convertible Promissory Note, dated December 17, 2009, issued to John Evey	8-K	000-53204	10.21	2/12/2010

10.5	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey	8-K	000-53204	10.22	2/12/2010

10.6*	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016	8-K	000-53204	10.1	10/20/2016

10.7*	Amendment to Employment Agreement for Desmond Wheatley, effective as of January 1, 2016	S-1	333-226040	10.30	9/24/2018

10.8*	Amendment to Employment Agreement for Desmond Wheatley, effective as of January 1, 2021	8-K	000-53204	10.1	2/12/2021

10.9	Revolving Convertible Promissory Note, dated September 18, 2017	8-K	000-53204	10.1	9/22/2017

10.10	Convertible Secured Promissory Note, dated September 18, 2017	8-K	000-53204	10.2	9/22/2017

10.11	Security Agreement -Purchase Order Financing, dated September 18, 2017	8-K	000-53204	10.3	9/22/2017

10.12	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017	8-K	000-53204	10.4	9/22/2017

10.13	Promissory Note for bridge loan, dated August 27, 2018	8-K	001-38868	10.1	8/31/2018

10.14	Securities Purchase Agreement for the bridge loan, dated August 27, 2018	8-K	000-53204	10.2	8/31/2018

10.15*	Promissory Note for Deferred Compensation of Desmond Wheatley, dated effective January 15, 2016	S-1	333-226040	10.31	9/24/2018

10.16	Amendment to Promissory Note with SFE VCF, LLC, dated December 1, 2018	S-1	333-226040	10.35	3/25/2019

10.17*	Offer letter to Katherine H. McDermott, dated July 12, 2019	8-K	001-38868	10.1	7/23/2019

10.18*	Separation Agreement for Chris Caulson dated as of July 23, 2019	10-Q	001-38868	10.2	8/14/2019

10.19*	Change in Control Severance Benefit Plan	8-K	000-53204	10.2	2/12/2021

10.20	Lease Agreement – 5660 Eastgate Dr.	10-Q	000-53204	10.1	11/12/2020

10.21	2021 Beam Global Equity Incentive Plan	8-K	001-38868	10.1	6/14/2021

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP)					X

23.2	Consent of Independent Registered Public Accounting Firm (Salberg & Company, P.A.)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	X

* Indicates a management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

Not applicable

Beam Global

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Beam Global

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Beam Global (the Company) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Los Angeles, California

March 31, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Beam Global

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Beam Global (the “Company”) as of December 31, 2020, the related statement of operations, changes in stockholders’ equity, and cash flow, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the 2020 audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We had served as the Company’s auditor from 2008 through March 31, 2021.

Boca Raton, Florida

March 30, 2021

Beam Global

Balance Sheets

	December 31,
	2021	2020

Assets
Current assets
Cash	$21,948,512	$26,702,804
Accounts receivable	3,827,254	1,786,471
Prepaid expenses and other current assets	180,194	321,393
Inventory	1,610,860	1,092,763
Total current assets	27,566,820	29,903,431

Property and equipment, net	650,195	235,036
Operating lease right of use asset	2,029,912	2,418,503
Patents, net	359,060	293,789
Deposits	52,000	52,000
Total assets	$30,657,987	$32,902,759

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,567,069	$727,919
Accrued expenses	726,688	391,567
Sales tax payable	57,561	92,130
Deferred revenue	135,801	37,778
Operating lease liabilities, current	467,891	521,006
Total current liabilities	2,955,010	1,770,400

Deferred revenue, noncurrent	117,950	69,711
Operating lease liabilities, noncurrent	1,607,221	1,910,357
Total liabilities	4,680,181	3,750,468

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of December 31, 2021 and 2020, respectively.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 8,971,711 and 8,482,387 shares issued or issuable and outstanding as of December 31, 2021 and 2020, respectively.	8,972	8,482
Additional paid-in-capital	83,587,479	80,166,415
Accumulated deficit	(57,618,645)	(51,022,606)

Total stockholders' equity	25,977,806	29,152,291

Total liabilities and stockholders' equity	$30,657,987	$32,902,759

The accompanying notes are an integral part of these Financial Statements

Beam Global

Statements of Operations

	For the Years Ended
	2021	2020

Revenues	$9,001,751	$6,210,350

Cost of revenues	9,973,395	6,921,324

Gross loss	(971,644)	(710,974)

Operating expenses	5,627,674	4,496,660

Loss from operations	(6,599,318)	(5,207,634)

Other income (expense)
Interest income	4,602	11,446
Interest expense	(498)	(11,893)
Total other income (expense), net	4,104	(447)

Loss before income tax expense	(6,595,214)	(5,208,081)

Income tax expense	825	4,944

Net loss	$(6,596,039)	$(5,213,025)

Net loss per share - basic and diluted	$(0.74)	$(0.84)

Weighted average shares outstanding - basic and diluted	8,882,440	6,170,283

The accompanying notes are an integral part of these Financial Statements

Beam Global

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2021 and 2020

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Paid-in-Capital	Deficit	Equity
Balance at December 31, 2019	5,208,170	$5,207	$51,628,536	$(45,809,581)	$5,824,162

Stock issued for director services - vested	59,782	60	444,122	–	444,182
Stock issued to escrow account - unvested	2,126	3	(3)	–	–
Stock option expense	–	–	722,549	–	722,549
Proceeds from issuance of common stock, pursuant to public offering	1,643,900	1,644	18,998,031	–	18,999,675
Warrants exercised for cash	1,552,206	1,552	9,925,306	–	9,926,858
Warrants exercised (cashless)	11,304	11	(11)	–	–
Stock option exercise (cashless)	2,199	2	(2)	–	–
Stock issued for services	2,700	3	14,739	–	14,742
Cash fees related to stock offerings	–	–	(1,566,852)	–	(1,566,852)
Net loss	–	–	–	(5,213,025)	(5,213,025)
Balance at December 31, 2020	8,482,387	8,482	80,166,415	(51,022,606)	29,152,291

Stock issued for director services - vested	40,513	41	742,244	–	742,285
Stock issued to escrow account - unvested	(33,774)	(34)	34	–	–
Stock option expense	–	–	444,713	–	444,713
Warrants exercised for cash	445,926	446	2,853,777	–	2,854,223
Stock option exercise (cashless)	35,820	36	(630,409)	–	(630,373)
Stock option exercise (for cash)	839	1	10,705	–	10,706
Net loss	–	–	–	(6,596,039)	(6,596,039)
Balance at December 31, 2021	8,971,711	$8,972	$83,587,479	$(57,618,645)	$25,977,806

The accompanying notes are an integral part of these Financial Statements

Beam Global

Statements of Cash Flows

	For the Years Ended
	2021	2020

Operating Activities:
Net loss	$(6,596,039)	$(5,213,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,775	40,952
Common stock issued for services	742,285	458,924
Compensation expense related to grant of stock options	444,713	722,549
Amortization of operating lease right of use asset	32,340	(19,911)
Amortization of debt discount	–	5,990
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,040,783)	(1,021,937)
Prepaid expenses and other current assets	141,199	(385,895)
Inventory	(485,961)	1,060,614
Deposits	–	4,869
Increase (decrease) in:
Accounts payable	815,950	242,900
Accrued expenses	335,121	86,452
Convertible note payable repaid in lieu of salary - related party	–	(220,417)
Sales tax payable	(34,569)	85,917
Deferred revenue	146,262	13,880
Net cash used in operating activities	(6,406,707)	(4,138,138)

Investing Activities:
Purchases of equipment	(498,270)	(265,764)
Funding of patent costs	(83,871)	(93,137)
Net cash used in investing activities	(582,141)	(358,901)

Financing Activities:
Repayments of auto loan	–	(9,294)
Borrowings on note payable - Paycheck Protection Program	–	339,262
Repayment on note payable - Paycheck Protection Program	–	(339,262)
Withhold shares to cover taxes for cashless stock option exercise	(630,373)	–
Proceeds from stock option exercises	10,706	–
Proceeds from warrant exercises	2,854,223	9,926,858
Payments of equity offering costs	–	(1,566,852)
Proceeds from issuance of common stock and warrants, pursuant to public offering	–	18,999,675
Net cash provided by financing activities	2,234,556	27,350,387

Net (decrease) increase in cash	(4,754,292)	22,853,348

Cash at beginning of year	26,702,804	3,849,456

Cash at end of year	$21,948,512	$26,702,804

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$85	$54,571
Cash paid for taxes	$825	$4,944

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment by incurring current liabilities	$23,200	$–
Depreciation cost capitalized into inventory	$32,136	$20,363
Recording of right of use asset and corresponding liability	$–	$2,605,032
Reclassification of deferred equity offering costs into APIC	$–	$1,566,852
Transfer of prepaid asset to inventory	$–	$212,188
Transfer of fixed asset to inventory	$–	$76,946

The accompanying notes are an integral part of these Financial Statements

BEAM GLOBAL

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

Beam Global (formerly Envision Solar International, Inc.) was incorporated in June 2006 as a limited liability company (“LLC”). Through a series of transactions and mergers, including a series of 2010 transactions where the then existing entity was acquired by an inactive publicly held company in a transaction treated as a recapitalization of the company, the resulting entity became Envision Solar International, Inc., a Nevada Corporation. On September 15, 2020, Envision Solar International, Inc. announced its rebranding and changed its corporate name to Beam Global (hereinafter the “Company”, "us", "we", "our" or "Beam") and trading on Nasdaq: BEEM and BEEMW.

NATURE OF OPERATIONS

Beam is a cleantech innovation company based in San Diego, California. We develop, design, engineer, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security and disaster preparedness. Beam’s products enable vital and highly valuable energy production in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. When competing with utilities or typical solar companies, we rely on our products’ ease of deployment, reliability, accessibility, and total cost of ownership, rather than producing the cheapest kilowatt hour with the help of subsidies.

Beam’s products and proprietary technology solutions target three markets that are experiencing significant growth with annual global spending in the billions of dollars:

•	electric vehicle (EV) charging infrastructure;

•	energy security and disaster preparedness; and

•	outdoor media advertising.

RISKS AND UNCERTAINTIES

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders as well as the shutdown of many businesses around the world. To date, while we saw seen some delays and cancellations of opportunities in our pipeline in 2020 as a result of funding issues, priority issues or temporary business closures, the pandemic has not had a material adverse effect on the Company’s financial position or results of operations for the years ended December 31, 2020 and December 31, 2021. However, it is difficult to predict if these governmental actions and the widespread economic disruption arising from the pandemic will impact our business in the future. The Company will continue to monitor its progress and communicate changes in estimates and assumptions with shareholders, as necessary.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through December 31, 2021. As of December 31, 2021, approximately $22,070,000 of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company continually assesses the financial strength of its customers. For the year ended December 31, 2021, two customers accounted for 33% and 13% of total revenues each. For the year ended December 31, 2020, revenues from one customer accounted for 30% of total revenues. At December 31, 2021, accounts receivable from four customers accounted for 30%, 22%, 13% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2020, accounts receivable from two customers accounted for 61% and 13% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. For the years ended December 31, 2021 and 2020, the Company had a heavy concentration of sales to federal, state and local governments which represented 86% and 53% of revenues, respectively.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2021 or December 31, 2020.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and short-term loans, are carried at historical cost basis. At December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, our historical write-off experience, net of recoveries, and economic conditions. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. There were no allowances for doubtful accounts as of the years ended December 31, 2021 and 2020.

INVENTORY

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with normal capacity in the manufacturing process. The Company regularly reviews inventory components and quantities on hand and performs annual physical inventory counts.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 7 years. Expenditures for maintenance and repairs, along with fixed assets below our capitalization threshold, are expensed as incurred.

PATENTS

The Company believes it will achieve future economic value benefits for its patents. All administrative costs for obtaining patents are accumulated on the balance sheet as a patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned. Accumulated amortization related to patents was $30,175 and $11,574 as of December 31, 2021 and 2020, respectively. Patent amortization expense was $18,600 and $4,502 in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the estimated patent amortization expense for each of the five succeeding years is $13,307.

LEASES

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company generally provides a standard one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At December 31, 2021, the Company has no product warranty accrual based on the Company’s historical financial warranty expense.

COST OF REVENUES

The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, all of which are included in inventory prior to a sale, as costs of revenues. The Company further includes shipping and handling costs as cost of revenues.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Research and Development,” expenditures for research and development of the Company’s products are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $360,586 and $261,611 for the years ending December 31, 2021 and 2020, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations and included in operating expenses when incurred. Such amounts aggregated $138,072 in 2021 and $122,840 in 2020.

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred, as a reversal of share-based compensation expense related to awards that will not vest.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2021, tax years 2018 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Options to purchase 263,433 common shares and warrants to purchase 519,658 shares of common stock were outstanding at December 31, 2021. Options to purchase 341,808 common shares and warrants to purchase 965,584 shares of common stock were outstanding at December 31, 2020. These shares were not included in the computation of diluted loss per share for the years ended December 31, 2021 and 2020 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

SEGMENTS

The Company follows ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During 2021 and 2020, the Company only operated in one segment; therefore, segment information has not been presented.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the current year 2021 statement presentation. On the Balance Sheets, $69,711 of deferred revenue was reclassified to deferred revenue, noncurrent.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. This ASU includes amendments that significantly change the guidance on convertible instruments and the derivative scope exception for contracts in an entity's own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. The prior conditions were difficult to apply and resulted in circumstances where warrants may have been required to be accounted for as a liability rather than as equity if issued under a registration statement. The Company, in consultation with legal counsel, determined that its outstanding public warrants issued under a Registration Statement on Form S-1 met, and continues to meet, the criteria for equity based on the terms of the warrant. Had the warrants been determined that liability treatment was required, the liability would have been approximately $64 million for the 953,595 public warrants at December 31, 2020 with a non-cash charge to the statement of operations of $61 million for the year ended December 31, 2020.

The ASU is effective for smaller reporting companies in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, although early adoption is permitted, as early as fiscal years beginning after December 15, 2020. As such, the Company adopted ASU 2020-06 effective January 1, 2021, on a full retrospective basis, which will allow the Company to continue to classify the warrants as equity, and as a result, had no effect on its financial statements and related disclosures. If the Company had recorded the warrants as a liability in prior periods, with the full retrospective adoption on January 1, 2021, the liability would have been recast as equity and retained earnings adjusted to reverse the effect of the liability entries and as a result, there would be no impact on the financial statements for any periods presented.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326) requiring initial recognition of credit losses, as well as any subsequent change in the estimate, when it is probable that a loss has been incurred. The standard eliminates the threshold for initial recognition in current U.S. GAAP and it covers a broad range of financial instruments, including trade and other receivables at each reporting date. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The standard is effective for the Company beginning January 1, 2023. The adoption of this guidance is not expected to have a material effect on our financial statements.

2.	LIQUIDITY

The Company has a history of net losses, including the accompanying financial statements for the years ended December 31, 2021 and 2020 where the Company had net losses of $6,596,039 (which includes $1,186,998 of non-cash stock-based compensation expense) and $5,213,025 (which includes $1,181,473 of non-cash stock-based compensation expense), respectively, and net cash used in operating activities of $6,406,707 and $4,138,138, respectively. In May 2020, the Company filed a shelf registration statement on Form S-3 and subsequently closed two additional offerings generating gross proceeds of $11,499,675 in July 2020 and $7,500,000 in November 2020. In addition, the Company issued warrants as part of the April and May 2019 offering, which has generated an additional $2,854,223 and $9,926,858 of proceeds during 2021 and 2020, respectively.

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

The cash balance at December 31, 2021 was $21,948,512 and our working capital was $24,611,810 at December 31, 2021. With these financings, management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issue date of this report.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,
	2021	2020
Prepaid insurance	$65,653	$33,320
Vendor prepayments	87,557	83,049
Related party receivable	26,984	10,574
Cash due for warrant exercises	–	194,450
Total prepaid expenses and other current assets	$180,194	$321,393

Related party receivables as of December 31, 2021 and 2020 consisted primarily of payroll related taxes due for an employee option exercise.

4.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of December 31, 2021 and 2020, inventory consists of the following:

	December 31,
	2021	2020
Finished goods	$–	$–
Work in process	424,761	559,582
Raw materials	1,186,099	533,181
Total inventory	$1,610,860	$1,092,763

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2021	2020
Furniture and fixtures	$129,075	$85,333
Computer equipment and software	73,517	87,303
Leasehold improvements	27,928	13,918
Autos	337,394	84,796
Machinery and equipment	565,499	425,856
Total property and equipment	1,133,413	697,206
Less accumulated depreciation	(483,218)	(462,170)
Property and Equipment, net	$650,195	$235,036

Depreciation expense for 2021 and 2020 was $71,152 and $36,450, respectively. In 2021 and 2020, respectively, $32,136 and $20,363 of depreciation was capitalized into inventory as manufacturing overhead costs. In addition, net property and equipment of $3,023 and $0 were disposed of in 2021 and 2020, respectively.

6.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31,
	2021	2020
Accrued vacation	$238,147	$205,809
Accrued salaries and bonus	353,121	178,449
Vendor accruals	35,520	4,400
Other accrued expenses	99,900	2,909
Total accrued expenses	$726,688	$391,567

7.	CONVERTIBLE NOTE PAYABLE – RELATED PARTY AND NOTE PAYABLE

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

In October 2015, the Company purchased a new vehicle and financed the purchase through a dealer auto loan. The loan has a term of 60 months, requires minimum monthly payments of approximately $950, and bears interest at a rate of 5.99 percent. The final payment was made on this loan on October 31, 2020.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases:

In August 2016, the Company entered into a sublease for its current corporate headquarters and manufacturing facility. The sublease expired in August 2020 which was the same term of the master lease for which the Company was the subtenant. In September 2020, the Company initiated a new five year master lease agreement, with two optional one year renewals. Monthly lease payments will range from $52,000 to $58,526 per month over the term of the lease (see note 10).

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

10.	LEASES

The Company evaluates new leases at inception based on the criteria defined in Leases (Topic 842). On September 1, 2020, the Company entered into a five-year operating lease with payments ranging from $52,000 to $58,526. The lease has two one-year options to extend the term of the lease. At this time, it is not reasonably certain that the Company will extend the term of the lease and, therefore, the renewal periods have been excluded from the right-of-use (“ROU”) asset. The present value of the lease payment stream was calculated using an effective borrowing rate of 10% and recorded a ROU asset and operating lease liability each of $2,605,032 on September 1, 2020. The ROU asset and the corresponding lease liability are being amortized on a straight-line basis over the term of the lease which expires on August 31, 2025.

The tables below show the ROU assets and liabilities as of December 31, 2021 and December 31, 2020, including the changes during the periods.

Operating right-of
use asset
Sub-lease
Office lease initial measurement January 1, 2019	$872,897
Less amortization of operating lease	(523,738)
Straight-line lease expense in excess of cash payments	(32,770)
Operating lease ROU asset December 31, 2019	$316,389
Less amortization of operating lease	(349,159)
Straight-line lease expense in excess of cash payments	32,770
Operating lease ROU asset August 31, 2020 - end of sublease	$–

New lease
Office lease initial measurement September 1, 2020	$2,605,032
Less amortization of operating lease	(173,669)
Straight-line lease expense in excess of cash payments	(12,860)
Operating lease ROU asset as of December 31, 2020	2,418,503
Less amortization of operating lease	(388,591)
Operating lease ROU asset as of December 31, 2021	$2,029,912

During the twelve months ended December 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $405,476.

As of December 31, 2021 and 2020, the current and non-current portions of the lease liability were recorded to the Balance Sheet as follows:

	December 31,
	2021	2020
Operating lease liabilities, current	$467,891	$521,006
Operating lease liabilities, noncurrent	1,607,221	1,910,357
Total lease liability	$2,075,112	$2,431,363

The future minimum rental commitments for our operating leases reconciled to the lease liability as of December 31, 2021 is as follows:

December 31, 2021
2022	$649,147
2023	668,622
2024	688,680
2025	468,212
Total undiscounted future minimum payments	2,474,661
Less imputed interest	(399,549)
Total lease liability	$2,075,112

11.          STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2020, 1,456,406 warrants to purchase shares of the Company’s registered common stock and 95,800 warrants to purchase shares of the Company’s unregistered common stock were exercised generating $9,926,858, of which $9,732,408 in cash was received and $194,450 was included in other assets as a receivable (see note 3) which was collected in January 2021. 18,000 warrants were cashless exercises in 2020 and the Company issued 11,304 unregistered shares of common stock.

The unregistered securities described above were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Awards Under Stock Incentive Plans

On June 9, 2021, the Company’s stockholders approved the Beam Global 2021 Equity Incentive Plan (the “2021 Plan”) under which 2,000,000 shares of the Company’s common stock are allowed to be issued pursuant to the exercise of stock options or other awards granted under such plan in addition to the 630,000 shares previously allowed under the Beam Global 2011 Stock Incentive Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors or compensation committee.

Stock Options

Stock options are granted to new and existing employees. New employee option grants generally have a term of ten years and vest ratably over four years. Existing employee option grants generally have a term of ten years and vest immediately upon grant. The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans.

During the year ended December 31, 2021, the Company granted 43,300 stock options under the plans with a total valuation of $905,658 and a 10-year term. During the year ended December 31, 2020, the Company granted 105,604 stock options under the plans with a total valuation of $1,374,394 and a 10-year term.

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

We used the following assumptions for options granted in fiscal 2021 and 2020:

	2021	2020
Expected volatility	93.03% - 99.32%	74.16% - 115.78%
Expected term	5 - 7 Years	5 - 7 Years
Risk-free interest rate	1.25% - 1.38%	0.37% - 1.79%
Weighted average FV	$19.55	$12.38

The Company’s stock option compensation expense was $444,713 and $722,549 for the years ended December 31, 2021 and 2020, respectively, and there was $1,040,700 of total unrecognized compensation costs related to outstanding stock options at December 31, 2021 which will be recognized over 4.0 years.

Option activity for the years ended December 31, 2021 and 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	239,704	$9.25
Granted	105,604	15.63
Exercised	(3,000)	4.09
Forfeited	(500)	5.27
Outstanding at December 31, 2020	341,808	11.27
Granted	43,300	24.63
Exercised	(97,192)	13.28
Forfeited	(24,483)	23.84
Outstanding at December 31, 2021	263,433	$11.56	7.24 Years
Exercisable at December 31, 2021	155,402	$7.04	6.12 Years

Total intrinsic value of options exercised was $1,775,213 and $33,660 during the years ended December 31, 2021 and 2020, respectively. Total intrinsic value of options outstanding and options exercisable were $2,391,810 and $1,796,153, respectively, as of December 31, 2021.

Restricted Stock

The Company issues restricted stock to the members of its board of directors as compensation for such members’ services. Such grants generally vest ratably over four quarters. The Company also issues restricted stock to Mr. Wheatley, for which generally 50% of the shares granted vest ratably over four quarters and the remaining 50% vest ratably over twelve quarters. The common stock related to these awards are issued to an escrow account on the date of grant and released to the grantee upon vest. The fair value is determined based on the closing stock price of the Company’s common stock on the date granted and the related expense is recognized ratably over the vesting period.

A summary of activity of the restricted stock awards for the years ended December 31, 2021 and 2020 is as follows:

	Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2019	44,437	$5.63
Granted	61,908	12.44
Vested	(59,782)	7.51
Nonvested at December 31, 2020	46,563	12.28
Granted	20,444	31.41
Vested	(40,513)	18.32
Forfeited	(12,825)	14.95
Nonvested at December 31, 2021	13,669	$20.45

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

Fair values of restricted stock vested during the year ended December 31, 2021 and 2020 were $1,367,138 and $1,539,637, respectively.

As of December 31, 2021, there were unreleased shares of common stock representing $279,578 of unrecognized restricted stock grant expense which will be recognized over three years.

Warrants

A summary of activity of warrants outstanding for the years ended December 31, 2021 and 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	2,535,790	$6.41
Exercised	(1,570,206)	$6.47
Outstanding at December 31, 2020	965,584	$6.33
Exercised	(445,926)	$6.40
Outstanding at December 31, 2021	519,658	$6.30
Exercisable at December 31, 2021	519,658	$6.30

Exercisable warrants as of December 31, 2021 have a weighted average remaining contractual life of 2.30 years. The intrinsic value of the exercisable shares of the warrants at December 31, 2021 was $6,391,793. During the year ended December 31, 2020, 1,552,206 warrants to purchase shares of the Company’s common stock were exercised generating $9,926,858. 18,000 warrants were cashless exercises in 2020 and the Company issued 11,304 shares.

During the year ended December 31, 2021, 433,937 warrants to purchase shares of the Company’s registered common stock and 11,989 warrants to purchase shares of the Company’s unregistered common stock were exercised generating $2,854,222. The unregistered securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	For the Years Ended
	December 31,
	2021	2020
Product sales	$8,574,096	$6,024,274
Maintenance fees	44,068	30,957
Professional services	98,134	57,506
Shipping and handling	319,352	108,173
Discounts and allowances	(33,899)	(10,560)
Total revenues	$9,001,751	$6,210,350

International revenues were $0 and $84,081, or 0% and 1% of revenues, during the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021 and 2020, 62% and 75% of revenues were derived from customers located in California, respectively.

At December 31, 2021 and 2020, deferred revenue was $253,751 and $107,489, respectively. These amounts represented customer deposits in the amount of $91,651 and $0 for December 31, 2021 and 2020, respectively and prepaid multi-year maintenance plans for previously sold products which account for $162,100 and $107,489 for December 31, 2021 and 2020, respectively and pertain to services to be provided through 2027. Revenue recognized during the year ended December 31, 2021 and 2020 which pertained to revenue deferred in prior years were $37,778 and $19,459, respectively.

13.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2021 and 2020 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

The blended Federal and State tax rate of 28.04% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	Year ended December 31,
	2021	2020
Computed “expected” tax expense (benefit)	$(1,384,995)	$(1,093,697)
State taxes, net of federal benefit	(568,269)	(407,798)
Non-deductible stock options	(328,295)	(6,933)
Non-deductible items	1,831	611
True-up to tax return	(41,173)	683,476
Change in deferred tax asset valuation allowance	2,321,726	829,285
Income tax expense	$825	$4,944

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets:
Stock options	$406,703	$574,365
Deferred Revenue	71,155	31,070
Other	63,473	86,457
Net operating loss carryforward	12,484,444	10,012,021
Total gross deferred tax assets	13,055,775	10,703,913
Less: Deferred tax asset valuation allowance	(12,978,187)	(10,656,461)
Total net deferred tax assets	77,588	47,452
Patents	(24,393)
Deferred tax liabilities:
Depreciation	(53,195)	(47,452)
Total deferred tax liabilities	(77,588)	(47,452)
Total net deferred taxes	$–	$–

As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. The valuation allowance at December 31, 2021 was $12,978,187. The increase in the valuation allowance during 2021 was $2,321,726.

At December 31, 2021, the Company has a net operating loss carry forward of $45,229,370, of which $25,107,807 is available to offset future net income through 2037. The net operating loss (“NOL”) expires during the years 2027 to 2037 and $20,121,563 may be carried forward indefinitely and limited to offsetting 80% of taxable income. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2021. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

The Company files U.S. federal, California, New York, and Wisconsin State tax returns, and a New York City tax return. All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

14.	SUBSEQUENT EVENTS

On March 4, 2022, the Company completed its acquisition of AllCell Technologies, LLC (“AllCell”), a leader in energy storage solutions. This strategic acquisition is expected to increase and diversify our Company’s revenue, gross profitability, manufacturing capabilities, intellectual portfolio and customer base. The Company purchased substantially all of the assets and business of AllCell for 1,055,000 shares of Beam Common Stock (“Closing Consideration”) (on the closing date, based on the closing price of the Beam Common Stock of $13.61, such shares had a value of approximately $14.4 million) plus an additional $911,711 in cash for the net working capital of primarily inventory held by AllCell at closing. In addition, AllCell is eligible to earn an additional number of shares of Beam Common Stock if it meets certain revenue milestones (the “Earnout Consideration”). The Earnout Consideration is: (i) two times the amount of AllCell revenue and contracted backlog that is greater than $7.5 million for 2022, and (ii) two times the amount of AllCell 2023 revenue only which exceeds the greater of either $13.5 million or 135% of the 2022 cumulative revenue, capped at $20.0 million. Revenues exceeding $20.0 million in 2023 will not be eligible for the Earnout Consideration. The maximum aggregate amount of shares of Common Stock that Buyer will issue to Seller for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares.

All of the Company’s Common Stock issued to AllCell to satisfy the Closing Consideration and any Earnout Consideration will be issued in a private placement and will be subject to transfer restrictions under the Securities Act of 1933, as amended. Beam has agreed to file a resale registration statement with the SEC to register the resale of up to $10.0 million of the Common Stock issued to AllCell for the Closing Consideration. Pursuant to the terms of the Purchase Agreement, AllCell agreed not to sell shares of Beam Common Stock (i) in an amount greater than four percent (4%) of the average weekly volume of shares of Beam Common Stock during any trading week and (ii) on more than three days in any week and (iii) in an amount greater than ten percent (10%) of the average daily trading volume on any trading day.

The acquisition of AllCell will be accounted for as a business combination using the acquisition method of accounting in the first quarter of 2022. Given the recent timing of the transaction close, we are in the process of estimating the fair value of the Earnout Consideration as well as the assets acquired and liabilities assumed in the business combination. As a result, we are currently unable to provide the estimate of the purchase consideration or the preliminary allocation of purchase consideration based on the acquisition date fair values of the assets acquired and liabilities assumed as well as other related information, including pro forma disclosures, determination of segments, reporting units, and the final amount of transaction costs, which will be included in the Quarterly Report on Form 10-Q for the three months ending March 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beam Global

Dated: March 31, 2022	By:	/s/ Desmond Wheatley
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ Desmond Wheatley	Chief Executive Officer, President and Chairman	March 31, 2022
Desmond Wheatley

Principal Financial Officer and Principal Accounting Officer:

/s/ Katherine H. McDermott	Chief Financial Officer	March 31, 2022
Katherine H. McDermott

Directors:

/s/ Peter Davidson	Director	March 31, 2022
Peter Davidson

/s/ Anthony Posawatz	Director	March 31, 2022
Anthony Posawatz

/s/ Nancy Floyd	Director	March 31, 2022
Nancy Floyd

38