Form 10-K/A
period 2021-12-31
Beam Global
filed 2022-05-02
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For the fiscal year ended December 31, 2021

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of April 26, 2022 was 10,071,437.

EXPLANATORY NOTE: Beam Global (the “Company”) files this Amendment No. 1 (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K, as filed by the Company on March 30, 2022 (the “Original Filing”), solely to amend and restate Part III, Item 10 through Item 14, and to update Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2022 Annual Meeting of Stockholders. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the 2021 Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the 2021 Annual Report on Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this report is limited in scope to the items identified above and should be read in conjunction with the 2021 Annual Report on Form 10-K.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers, directors, and director nominees (ages as of April 29, 2022):

Name	Age	Position
Desmond Wheatley	56	President, Chief Executive Officer, and Chairman of the Board of Directors
Katherine McDermott	62	Chief Financial Officer
Sandra Peterson	59	Vice President of Sales and Marketing
Anthony Posawatz (1)(2)	62	Director
Peter Davidson (1)	62	Director
Nancy Floyd (1)	67	Director

______________________

(1)	Member of the Audit, Compensation and Nominating & Governance Committees
(2)	Lead Independent Director

Biographies of Directors and Officers

Desmond Wheatley has served as our president, chief operating officer, and secretary since September 2010. Mr. Wheatley was appointed chief executive officer and director in August 2011, and he became the chair of our board of directors in December 2016. He is an inventor of the EV ARC™, BeamTrak™, UAV ARC™ and EV Standard™. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Beam Global, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and he was chief executive officer of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego-based Kratos Defense and Security Solutions, formally known as Wireless Facilities, with the last five years as president of ENS, then the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the United States. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500 million in debt and equity.

Katherine McDermott has served as our chief financial officer since July 2019. From August 2017 until February 2019, Ms. McDermott served as chief financial officer of Steico Industries, Inc., a subsidiary of Senior plc (LON: SNR). Prior to that, Ms. McDermott served as chief financial officer for Genasys Inc. (NASDAQ: GNSS), formerly known as LRAD Corporation, from 2009 until July 2017. Ms. McDermott has also served as the chief financial officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a Bachelor’s degree in Business Administration from St. Bonaventure University and a Masters of Business Administration from the William E. Simon School of Business Administration at the University of Rochester.

Sandra Peterson has served as our Vice President of Sales and Marketing since January 2020. From February 2015 to December 2019, Ms. Peterson led the AI and go-to-market strategy at Absolutdata, a leading AI and analytics company. Prior to that, she held leadership roles at both early stage startups and Fortune 500 companies including Apple, Nvidia, Adobe and Palm. Sandra holds a Bachelor of Science degree in Management Science from the University of California at San Diego, and a Master’s degree in International Business from St. Mary’s College of Moraga.

Anthony Posawatz has served as a director of the Company since February 2016. He currently serves on our Audit, Compensation and Nominating Committees. Mr. Posawatz has been an automotive industry professional for over 40 years. Since September 2013, Mr. Posawatz has served as the president and chief executive officer of Invictus iCAR, LLC, an automotive innovation consulting and advisory firm focused on assisting energy and auto clean technology companies. He served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 30 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production (beginning in 2006 as a founding member and the first employee #1). He currently serves as a member of several boards of directors, including INRIX, Nexeon, Lucid Group, Beam Global, Nanoramic Laboratories, Metalsa & SemaConnect. Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in Mechanical Engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

Peter Davidson has served as a director of the Company since September 2016. He currently serves on our Audit, Compensation and Nominating Committees. Since 2019, Mr. Davidson has been the chief executive officer and a director of Aligned Climate Capital LLC, an investment advisory firm focused exclusively on investments in clean energy, efficient transportation, green real estate and sustainable natural resources. From 2016 to 2019, he was the chief executive officer for Aligned Intermediary, an investment advisory group created to help long-term investors increase the flow of capital into capital infrastructure projects and clean energy companies. In May 2013, Mr. Davidson was appointed by President Obama to serve as the executive director of the Loan Program Office (“LPO”) at the United States Department of Energy, a position he held until June 2015. At the LPO, Mr. Davidson oversaw the program’s more than $30 billion portfolio of loans and loan guarantees, making it the largest project finance organization in the United States government. Mr. Davidson was responsible for ensuring that the LPO carried out its mission to accelerate the deployment of innovative clean energy projects and domestic advanced vehicle manufacturing. Prior to leading the LPO, Mr. Davidson was the senior advisor for energy and economic development at the Port Authority of New York and New Jersey (from 2012 to 2013) and was the executive director of New York State’s economic development agency, the Empire State Development Corporation (from 2009 to 2011). From 1989 to 2014, Mr. Davidson was an entrepreneur who founded and managed several separate companies in television and radio broadcasting, outdoor advertising, and traditional and digital marketing services, with a focus on the Hispanic market. From 1986 to 1989, he was an executive in the investment banking division of Morgan Stanley & Co. Since 2001, Mr. Davidson has also been the chairman of the JM Kaplan Fund, a New York City based philanthropic organization. Under his leadership, grant making has focused on reducing New York City’s carbon footprint, supporting immigrant integration in the U.S. and archeological conservation world-wide. Mr. Davidson is currently a director of First Eagle Investment Management. Mr. Davidson received his Master of Business Administration degree from Harvard University in 1986 and his Bachelor of Arts degree from Stanford University in 1981.

Nancy Floyd has served as a director of the Company since April 2021. She currently serves on our Audit, Compensation and Nominating Committees. Ms. Floyd has served since 1993 until December, 2021 as a Managing Director of Nth Power LLC, a venture capital firm she founded that specializes in clean energy technology. From 1989 to 1993, Ms. Floyd joined and started the technology practice for the utility consulting firm, Barakat and Chamberlain. From 1985 to 1988, Ms. Floyd was on the founding team and worked at PacTel Spectrum Services, a provider of network management services which was sold to IBM. In 1982, Ms. Floyd founded and later served as Chief Executive Officer of NFC Energy Corporation, one of the first wind development companies in the United States which was sold in 1985. From 1977 to 1980, Ms. Floyd served as Director of Special Projects of Vermont Public Service Board (currently known as Vermont Public Utility Commission). Ms. Floyd has also served on the boards of various organizations, including Chair of the Board and Chair of the Compensation Committee of Tempronics, Inc. since 2014 until December 2021. She has been a member the Board of Directors and audit committee of First Fuel Inc. from 2014 to 2019, Glasspoint Solar from 2014 to 2020, Chair of the Audit Committee of AltaGas Services and AltaGas Power Holdings (U.S.) Inc. (TSX: ALA) from 2018 to 2019. Ms Floyd was a member of the Audit Committee for WGL Holdings (NYSE: WGL) from 2016 to 2019 and member of the Governance Committee from 2011-2018, among others. Also, since 2017 until recently, Ms. Floyd served as Fund Advisor to Activate Capital and, until recently served on the Investment Committee for The Christensen Fund. In March 2021, Ms. Floyd was appointed as a director and member of the Audit Committee and the Finance and Risk Committee of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (NYSE: HASI). Ms. Floyd received a Bachelor of Arts degree in Government from Franklin & Marshall College in 1976 and a Master of Arts degree in Political Science from Rutgers University in 1977.

Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. We believe that our Board is composed of a group of leaders in their respective fields. Many of the current directors have executive experience at public companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing other companies. Further, our directors also have other experience that makes them valuable members and provides insight into issues relevant to the Company.

The following highlights the specific experience, qualification, attributes and skills of our individual Board members, or nominees for the Board, that have led our Nominating and Governance Committee and the Board to conclude that these individuals should serve on our Board:

Mr. Wheatley provides leadership and industry experience to the Board of Directors gained by being our chief executive officer since August 2011 and president since September 2010. Mr. Wheatley has held numerous executive positions in international organizations including five years as president of a publicly traded technology and energy management company. Mr. Wheatley was the founding member of an international consulting company with expertise in the renewable and energy sectors. He has held various executive level positions in multiple infrastructure deployment companies and has been involved in energy management and renewables since 2002. Mr. Wheatley also provides the Board of Directors with significant corporate finance experience.

Mr. Posawatz provides leadership and industry experience to the Board of Directors gained by being the chief executive officer of several companies and leading the development of several electric vehicle products including GM’s Chevrolet Volt.

Mr. Davidson provides leadership and industry experience to the Board of Directors gained by holding executive level positions at multiple companies and by serving as executive director of the Loan Program Office of the United States Department of Energy and the Empire State Development Corporation. Mr. Davidson is also a non-resident fellow at Columbia University’s Center on Global Energy Policy and the chairman of the JM Kaplan Fund, a New York City based philanthropic organization which provide grants to support reducing New York City’s carbon footprint.

Ms. Floyd provides leadership, financial and industry experience to the Board of Directors gained by having extensive experience in the clean energy technology space. Ms. Floyd has held numerous executive level and management positions in the clean energy technology space. Ms. Floyd also provides the Board of Directors with accounting and financial experience.

Director Independence

Our Board of Directors currently consists of four directors. Three of our directors are “independent” as defined in Rule 4200 of FINRA’s listing standards and the NASDAQ Capital Market criteria. In accordance with the standards of the NASDAQ Capital Market, these directors are considered “independent” because they are not employees or executive officers of the Company and have not been paid more than $120,000 of compensation by the Company, other than for their service as members of our Board of Directors, in any consecutive 12-month period during the past three years. Furthermore, they have no family members being paid compensation by the Company, and they do not serve as directors or officers of any companies that conduct business with the Company as outside vendors or service providers. We plan to appoint additional independent directors to our board of directors in the future.

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

Audit Committee.  The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairman of the Audit Committee, qualifies as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Nancy Floyd is the Chairman of the Audit Committee and financial expert, and Anthony Posawatz and Peter Davidson are the other members of the Audit Committee. The Audit Committee's duties are to recommend to our Board of Directors the engagement of the independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. The charter of the Audit Committee is available on our website at www.beamforall.com.

Compensation Committee. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers. Anthony Posawatz is the Chairman of the Compensation Committee, and Peter Davidson and Nancy Floyd are the other directors who are members of the Compensation Committee. Each of the members are independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. The charter of the Compensation Committee is available on our website at www.beamforall.com.

Nominating and Governance Committee. The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof. Peter Davidson is the Chairman of the Nominating and Governance Committee, and Anthony Posawatz and Nancy Floyd are the other directors who are members of the Committee. Each of the members are independent under NASDAQ’s independence standards. The charter of the Nominating and Governance Committee is available on our website at www.beamforall.com.

Board Meetings and Director Communications

In 2021, the Board of Directors held 11 meetings and each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he or she served. Although, we have no formal policy regarding director attendance at annual meetings, we encourage all directors to attend.

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

Considerations in Evaluating Director Nominees

Our nominating and governance committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, our nominating and governance committee will consider the current size and composition of our Board of Directors and the needs of our Board of Directors and the respective committees of our Board of Directors. Some of the qualifications that our nominating and governance committee considers include, without limitation: issues of character, integrity, and judgment; independence; diversity, including diversity of experience; experience in corporate management, operations, finance, business development, and mergers and acquisitions; experience relevant to the Company’s industry; experience as a board member or executive officer of another publicly held company; length of service; and any other relevant qualifications, attributes, or skills. Nominees also must have the ability to offer advice and guidance to our Chief Executive Officer based on past experience in positions with a high degree of responsibility and should be leaders in the companies or institutions with which they are affiliated. Director candidates must have sufficient time available in the judgment of our nominating and governance committee to perform all Board of Directors responsibilities and responsibilities of those committees on which they serve.

Members of our Board of Directors are expected to prepare for, attend, and participate in all Board of Directors and applicable committee meetings. Other than the foregoing, there are no stated minimum criteria for director nominees, although our nominating and governance committee may also consider such other factors as it may deem, from time to time, are in the best interests of the Company and its stockholders.

The policy of our nominating and governance committee is to consider properly submitted stockholder recommendations for candidates for membership on the Board. In evaluating such recommendations, the nominating and governance committee will address the membership criteria set forth above. After completing its review and evaluation of director candidates, our nominating and governance committee recommends to our full Board of Directors the director nominees for selection.

Although our Board of Directors does not maintain a specific policy with respect to board diversity, our Board of Directors believes that it should be a diverse body, and our nominating and governance committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, our nominating and governance committee may take into account the benefits of diverse viewpoints. Our nominating and governance committee also considers these and other factors as it oversees the annual Board of Directors and committee evaluations.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is available in the Investors Relations section of our website at beamforall.com under “Governance Documents.”

Board Leadership Structure

The Board has not adopted a specific policy on whether the same person should serve as both the Chief Executive Officer and Chair of the Board or, if the roles are separate, whether the chair should be selected from the non-employee directors or should be an employee. The Board believes it is appropriate to retain the discretion and flexibility to make these determinations from time to time as needed to provide appropriate leadership for the Company. At this time, the Board believes that a combined role of Chairman of the Board and Chief Executive Officer, along with Board committees that are chaired by independent directors is the appropriate leadership structure for the Company at this time. The combined role fosters open communication between the Board and management team, provides both groups with unified leadership and promotes efficient development and execution of the Company’s strategic plan. The board appointed Anthony Posawatz as its lead independent director on April 16, 2021.

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

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2021. Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2021, Mr. Wheatley, our current President and Chief Executive Officer, was an employee. Compensation for Mr. Wheatley is discussed in “Executive Compensation.”

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Awards (2)	Total
Anthony Posawatz	$25,500	$184,356	$209,856
Peter Davidson	$25,000	$79,377	$104,377
Nancy Floyd (3)	$16,167	$265,803	$281,970
Robert Schweitzer (4)	$3,666	–	$3,666

(1)	Represents the cash quarterly retainer and the meeting attendance fees earned by the non-employee directors.
(2)	Represents the aggregate grant date fair value for restricted stock awards granted during 2021, computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.
(3)	Ms. Floyd joined the board on April 16, 2021.
(4)	Mr. Schweitzer passed away on February 21, 2021.

Non-Employee Director Compensation Policy

Cash Compensation

Each non-employee director received a quarterly cash retainer of $5,000 for serving on our Board of Directors. The retainer is payable in arrears, subject to such director’s continued service on the last day of the preceding quarter and prorated as necessary to reflect service commencement or termination during the quarter. In addition, each non-employee director receives the following amount for each regular meeting of the Board attended: (i) $1,000 if attendance is in person or (ii) $500 if attendance is through remote means (e.g., attending by telephone).

All directors are reimbursed for reasonable expenses incurred in connection with attendance at board or committee meetings.

Equity Compensation

On October 1 of each year, each non-employee director will be granted a certain number of shares of restricted common stock equal to $100,000 (or $140,000 for our independent lead director) divided by the average daily closing price of our common stock for the preceding year. The restricted common stock vests quarterly in four (4) equal installments.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2021.

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

Benchmarking

In 2019 and 2022, we utilized a third-party to conduct a compensation benchmarking study to provide guidance in the development of our executive compensation. When making compensation decisions, our Board of Directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly traded and privately held companies. Our Board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily the only factor in setting executive compensation. Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position. Due to the size of our company, it is difficult to collect information pertaining to a formal peer group for this purpose. We used data across a broader range of companies and will tighten our peer group over time.

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

Incentive Compensation Awards

A bonus plan was established for the services of our named executive officers for 2020 and 2021. Bonus targets were set as a percentage of base pay of 25% for the Chief Executive Officer and 20% for the Chief Financial Officer. Goals for 2020 included: (1) the growth in our revenue, (2) the closing of public offerings, (3) development of large business opportunities, (4) strong investor outreach, (5) filling key positions at the Company and other specific goals for these individuals. Goals for 2021 included (1) the growth in our revenue, (2) development of large business opportunities, (3) strong investor outreach and other specific goals for these individuals. Payment for bonuses pertaining to 2020 was made in 2021. Payment for bonuses pertaining to 2021 was made in April 2022.

Equity Incentive Awards

In order to provide an incentive to attract and retain directors, officers, and other employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, on August 10, 2011, the Company adopted an equity incentive plan (the “2011 Plan”), pursuant to which 630,000 shares of our common stock are currently reserved for issuance as awards to employees, directors, consultants and other service providers. This 2011 Plan was ratified by our shareholders at the 2012 annual shareholders meeting. On June 9, 2021, the Company’s stockholders approved the Beam Global 2021 Equity Incentive Plan (the “2021 Plan”) under which 2,000,000 shares of the Company’s common stock are reserved to be issued pursuant to the exercise of stock options or other awards granted under such plan in addition to the 630,000 shares previously reserved under the Beam Global 2011 Stock Incentive Plan.

Benefits and Prerequisites

The Company offers paid vacation and sick leave pay, in addition to a full range of benefits, including health care, dental, vision, life insurance and long-term disability. We currently do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers, but one will be available for savings and a company match up to 3% of pay for the Company’s employees beginning on June 1, 2022. We may adopt additional plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

2021 Summary Compensation Table

The following table provides information regarding the compensation of our Named Executive Officers during the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Deferred Compensation ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)(3)	Total ($)
Desmond Wheatley	2021	300,000	–	75,000	112,500	–	–	–	487,500
President and Chief	2020	300,000	–	57,500	150,000	–	–	52,326	559,826
Executive Officer

Katherine McDermott	2021	220,000	–	44,000	–	–	–	–	264,000
Chief Financial Officer	2020	220,000	–	14,326	–	–	–	–	234,326

Sandra Peterson	2021	195,000	–	39,000	–	–	–	18,739	252,739
VP of Sales and	2020	195,000	–	35,880	–	196,103	–	–	426,983
Marketing

Officers as a Group	2021	715,000	–	158,000	112,500	–	–	18,739	1,004,239
	2020	715,000	–	107,706	150,000	196,103	–	52,326	1,221,135

_____________________

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.
(2)	Mr. Wheatley’s all other compensation reflects interest paid for note for deferred compensation.
(3)	Ms. Peterson’s all other compensation reflects relocation compensation.

Executive Employment Arrangements

Desmond Wheatley. On February 9, 2021, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Desmond Wheatley, the Company’s president and chief executive officer. The Employment Agreement amends and restates Mr. Wheatley’s prior employment agreement effective as of January 1, 2016, and as amended on July 24, 2018. The Employment Agreement is on substantially the same terms and conditions as Mr. Wheatley’s prior employment agreement and extends the term of the Employment Agreement to December 31, 2025. Pursuant to the Employment Agreement, on April 1, 2021, the Company granted Mr. Wheatley 2,806 shares of restricted common stock. Fifty percent of the shares of restricted common stock vest in three (3) equal quarterly installments at the end of each calendar quarter following the grant date. The remaining fifty percent of the restricted stock vest in eleven (11) equal amounts at the end of each calendar quarter following the grant date. In addition, on January 1, 2022, the Company granted Mr. Wheatley 7,436 shares of restricted common stock equal to $150,000 based on the closing price of the Company’s common stock on such date. Fifty percent of the shares of restricted stock vest in four (4) equal quarterly installments at the end of each calendar quarter following the grant date. The remaining fifty percent of the restricted stock vest in twelve (12) equal amounts at the end of each calendar quarter following the grant date.

In addition, the Board also approved a cash bonus of up to 25% of his base salary subject to performance metrics established by the Compensation Committee and Mr. Wheatley.

Katherine McDermott. Ms. McDermott and the Company agreed to an offer letter dated July 15, 2019 (the “Offer Letter”) whereby the Company agreed to pay Ms. McDermott an annual salary of $220,000 per year. Ms. McDermott is eligible for an annual bonus up to 20% of her base salary subject to performance metrics established by the Company. The Company also granted Ms. McDermott an option to purchase up to 49,104 shares of the Company’s common stock at an exercise price equal to $5.78 which vest over a four-year period.

Sandra Peterson. Ms. Peterson and the Company agreed to an offer letter dated December 16, 2019 (the “Offer Letter”) whereby the Company agreed to pay Ms. Peterson an annual salary of $195,000 per year. Ms. Peterson is eligible for an annual bonus up to 20% of her base salary subject to performance metrics established by the Company as well as commission compensation equal to one half percent of the total, or portion of the total Sales Price actually received by the Company of any sale of our products after an annual target of $10,000,000 in revenue. The Company also granted Ms. Peterson an option to purchase up to 49,104 shares of the Company’s common stock at an exercise price equal to $4.57 which vest over a four-year period.

Severance and Change in Control Agreements

Mr. Wheatley’s employment agreement with the Company provides for a payment in an amount equal to four times his annual compensation if he is terminated for reasons other than mutual agreement, his death, his breach or other cause, or upon his disability, as defined in the agreement.

On February 9, 2021, the Company’s Board of Directors adopted a Change in Control Severance Benefit Plan. The Plan provides severance benefits to eligible participants upon selected terminations of service in connection with a change of control of the Company. The Plan provides that upon termination of service of a participant by voluntary resignation of employment by the participant for good reason (which good reason occurred within the three (3) months prior to or twelve (12) months following the effective date of a change of control), or by the Company without cause, and the satisfaction of certain other requirements, the participant may receive certain (i) cash severance payments; (ii) bonus severance payments; (iii) health insurance premium payments; or (iv) acceleration of vesting of outstanding options or other equity awards as provided in the Plan. The Company’s chief financial officer, Katherine McDermott, and the Company’s VP of Sales and Marketing, Sandra Peterson, are participants under the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2021.

Name and Principal Position	Option Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised			Option
	options (#)	options (#)		Option exercise	expiration
	exercisable(1)	unexercisable(1)		price ($)	date
Desmond Wheatley	87,000	—		7.50	10/17/2026
President and Chief Executive Officer
Katherine McDermott	29,667	19,437	(2)	5.78	7/23/2029
Chief Financial Officer
Sandra Peterson	24,552	24,552	(3)	4.57	1/2/2030
VP of Sales and Marketing

_______________________

(1)	Stock options to purchase our common stock were granted pursuant to our 2011 Stock Incentive Plan.
(2)	1,023 of these stock options vest monthly and will be fully vested on July 31, 2023.
(3)	1,023 of these stock options vest monthly and will be fully vested on December 31, 2023.

EQUITY BENEFIT AND STOCK PLANS

Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company adopted the 2011 Stock Incentive Plan (the "2011 Plan"), pursuant to which 600,000 shares plus annual increases as provided in the 2011 Plan for a total of 30,000 shares as of December 31, 2019, were reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we were authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The 2011 Plan is administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. The 2011 Plan was ratified by our shareholders in 2012 and expired in 2021.

On June 9, 2021, the Company’s stockholders approved the Beam Global 2021 Equity Incentive Plan (the “2021 Plan”) under which 2,000,000 shares of the Company’s common stock are reserved to be issued pursuant to the exercise of stock options or other awards granted under such plan in addition to the 630,000 shares previously reserved under the Beam Global 2011 Stock Incentive Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors or compensation committee.

Incentive Plan Awards

From January 1, 2021 through December 31, 2021, the Company granted a total of 43,400 stock options under the 2021 Plan, which were granted to 15 of its employees.

The following table sets forth certain information regarding our 2011 and 2021 Plan as of December 31, 2021:

Number of Securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
263,433	$11.56	2,101,109

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

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

The effect of this provision in our articles of incorporation is to eliminate the rights of Beam Global and our stockholders (through stockholder’s derivative suits on behalf of Beam Global) to recover monetary damages against a director or officer for breach of his fiduciary duty of care (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (ii) above. This provision does not limit nor eliminate the rights of Beam Global or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s or officer’s duty of care. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Beam Global, arising out of such person’s services as a director or officer of Beam Global, any subsidiary of Beam Global or any other company or enterprise to which the person provides services at the request of Beam Global. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling Beam Global pursuant to the foregoing provisions, Beam Global has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of April 26, 2022 by:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers;
(3)	each of our directors and nominees for directors; and
(4)	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on April 26, 2022.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 26, 2022. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 10,071,437 shares of our common stock outstanding as of April 26, 2022.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Beam Global, 5660 Eastgate Drive, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Named Executive Officers, Directors and Director Nominees:
Desmond Wheatley (1)	161,422	1.59%
Katherine McDermott (2)	34,782	*
Sandra Peterson (3)	29,667	*
Anthony Posawatz (4)	57,195	*
Peter Davidson (5)	40,934	*
Nancy Floyd (6)	8,492	*
All current executive officers and directors as a group (6 persons) (7)	332,492	3.26%
5% Stockholders:
All Cell Technologies, LLC (8)	1,055,000	10.48%
230 Schilling Circle, Suite 120
Hunt Valley, MD 21030
Invesco Ltd. (9)	968,742	9.62%
1555 Peachtree Street NE, Suite 1800
Atlanta, GA 30309
Keshif Ventures, LLC (10)	668,278	6.64%
11512 El Camino Real, Suite 340
San Diego, CA 92130
BlackRock, Inc. (11)	542,734	5.39%
55 East 52nd Street
New York, NY 10055

___________________________

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Mr. Wheatley is our President and Chief Executive Officer and Chairman of our Board of Directors. His beneficial ownership consists of 87,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after April 26, 2022, and 42,787 shares that have been issued pursuant to RSAs, of which 9,012 shares are subject to cancellation.
(2)	Ms. McDermott is our Chief Financial Officer. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after April 26, 2022.
(3)	Ms. Peterson is our VP of Sales and Marketing. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after April 26, 2022.

(4)	Mr. Posawatz serves as a member of our Board of Directors. His beneficial ownership consists of 57,195 shares that have been issued pursuant to RSAs, of which 1,333 shares are subject to cancellation.
(5)	Mr. Davidson serves as a member of our Board of Directors. His beneficial ownership consists of 40,934 shares that have been issued pursuant to RSAs, of which 967 shares are subject to cancellation.
(6)	Nancy C. Floyd serves as a member of our Board of Directors. Her beneficial ownership consists of 8,492 shares that have been issued pursuant to RSAs, of which 967 shares are subject to cancellation.
(7)	Beneficial ownership consists of (i) 149,408 shares of common stock and (ii) 151,449 shares of common stock subject to options exercisable within 60 days of April 26, 2022, in each case beneficially owned by our current executive officers and directors, of which 12,279 shares are subject to cancellation.
(8)	All Cell Technologies, LLC consists of 1,055,000 shares of common stock based on transfer agent shares outstanding report.
(9)	Beneficial ownership information is based on information filed on Schedule 13G/A on January 10, 2022 reporting ownership as of December 31, 2021.
(10)	Keshif Ventures consists of 668,278 shares of common stock based on transfer agent shares outstanding report.
(11)	Beneficial ownership information is based on information filed on Schedule 13G on February 4, 2022 reporting ownership as of December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In addition to the director and executive officer compensation arrangements and indemnification arrangements discussed above under “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” since January 1, 2020, we have not been a party to any transactions in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest, other than compensation described above in “Non-Employee Director Compensation” and “EXECUTIVE COMPENSATION”.

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

Director Independence

See section “Director Independence” set forth in Item 10 above is incorporated into this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth all fees accrued or paid to RSM US LLP for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$204,640	$–
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$204,640	$–

(1)	Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

The following table sets forth all fees accrued or paid to Salberg & Company, P.A. for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$–	$99,127
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$–	$99,127

(1)	Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2021 and 2020, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed by Salberg & Company, P.A. and RSM US LLP were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2021, there were no other professional services provided by Salberg & Company, P.A. or RSM US LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Salberg & Company, P.A and RSM US LLP.

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

Beam Global

Dated: May 2, 2022	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman
(Principal Executive Officer)

