Form 10-Q
period 2022-03-31
Beam Global
filed 2022-05-25
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2022

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of May 16, 2022 was 10,075,569.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

(In thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash	$19,176	$21,949
Accounts receivable	2,634	3,827
Prepaid expenses and other current assets	1,755	180
Inventory, net	4,403	1,611
Total current assets	27,968	27,567

Property and equipment, net	1,107	650
Operating lease right of use asset	2,097	2,030
Goodwill	4,600	–
Intangible assets, net	10,676	359
Deposits	62	52
Total assets	$46,510	$30,658

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,036	$1,567
Accrued expenses	1,113	727
Sales tax payable	67	57
Deferred revenue	1,425	136
Contingent consideration, current	876	–
Operating lease liabilities, current	611	468
Total current liabilities	6,128	2,955

Deferred revenue, noncurrent	122	118
Contingent consideration, noncurrent	375	–
Operating lease liabilities, noncurrent	1,537	1,607
Total liabilities	8,162	4,680

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of March 31, 2022 and December 31, 2021	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 10,048,091 and 8,971,711 shares issued or issuable and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	9
Additional paid-in-capital	98,235	83,588
Accumulated deficit	(59,897)	(57,619)

Total stockholders' equity	38,348	25,978

Total liabilities and stockholders' equity	$46,510	$30,658

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Operations

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$3,770	$1,372

Cost of revenues	4,075	1,521

Gross loss	(305)	(149)

Operating expenses	1,975	1,103

Loss from operations	(2,280)	(1,252)

Interest income	2	1

Net loss	$(2,278)	$(1,251)

Net loss per share - basic	$(0.24)	$(0.14)
Net loss per share - diluted	$(0.24)	$(0.14)

Weighted average shares outstanding - basic	9,309	8,765
Weighted average shares outstanding - diluted	9,309	8,765

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Changes in Stockholders' Equity

(Unaudited, in thousands)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Stock	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2020	8,482	$8	$80,166	$(51,023)	$29,151
Stock issued for director services - vested	11	–	123	–	123
Stock issued to escrow account - unvested	(24)	–	–	–	–
Stock option expense	–	–	69	–	69
Warrants exercised for cash	389	1	2,469	–	2,470
Stock option exercise (cashless)	1	–	(47)	–	(47)
Net loss for the three months ended March 31, 2021	–	–	–	(1,251)	(1,251)
Balance at March 31, 2021	8,859	$9	$82,780	$(52,274)	$30,515

	Common Stock		Additional	Accumulated	Total Stockholders'
	Stock	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2021	8,972	$9	$83,588	$(57,619)	$25,978
Stock issued for director services - vested	5	–	107	–	107
Stock issued to escrow account - unvested	2	–	–	–	–
Stock issued for acquisition	1,055	1	14,358	–	14,359
Stock option expense	–	–	94	–	94
Warrants exercised for cash	14	–	88	–	88
Net loss	–	–	–	(2,278)	(2,278)
Balance at March 31, 2022	10,048	$10	$98,235	$(59,897)	$38,348

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021

Operating Activities:
Net loss	$(2,278)	$(1,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	20
Common stock issued for services	107	122
Compensation expense related to grant of stock options	94	69
Amortization of operating lease right of use asset	6	–
Amortization of debt discount	–	10
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,193	203
Prepaid expenses and other current assets	(1,546)	180
Inventory	(632)	(454)
Increase (decrease) in:
Accounts payable	492	167
Accrued expenses	386	140
Sales tax payable	10	(52)
Deferred revenue	74	(10)
Net cash used in operating activities	(1,907)	(856)

Investing Activities:
Payment for acquisition	(811)	–
Purchases of equipment	(131)	(34)
Funding of patent costs	(12)	(22)
Net cash used in investing activities	(954)	(56)

Financing Activities:
Taxes paid related to net share settlement of equity awards	–	(47)
Proceeds from warrant exercises	88	2,470
Net cash provided by financing activities	88	2,423

Net (decrease) increase in cash	(2,773)	1,511

Cash at beginning of period	21,949	26,703

Cash at end of period	$19,176	$28,214

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$14,359	$–
Depreciation cost capitalized into inventory	$15	$6
Right-of-use assets obtained in exchange for lease liabilities	$192	$–

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

BEAM GLOBAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Beam Global, a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Beam”) is a cleantech innovation company based in San Diego, California. We develop, design, engineer, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security and disaster preparedness as well as safe and compact, highly energy-dense battery solutions. Beam’s products enable vital and highly valuable energy production in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable.

On March 4, 2022, the Company completed its acquisition of All Cell Technologies, LLC (“All Cell”), an energy storage solutions and technologies company based in Broadview, Illinois. Refer to note 3, Business Combination for additional details.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2022 and 2021, and our financial position as of March 31, 2022, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

The Company’s financial statements are presented on a consolidated basis. The Company prepared the consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021. The December 31, 2021 balance sheet is derived from those statements.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2022. As of March 31, 2022, approximately $20.0 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company continually assesses the financial strength of its customers. For the three months ended March 31, 2022, three customers accounted for 22%, 16% and 12% of total revenues each. For the three months ended March 31, 2021, revenues from three customers accounted for 32%, 12% and 10% of total revenues. At March 31, 2022, accounts receivable from two customers accounted for 34% and 19% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2021, accounts receivable from four customers accounted for 30%, 22%, 13% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. For the three months ended March 31, 2022 and 2021, the Company had a heavy concentration of sales to federal, state and local governments which represented 69% and 70% of revenues, respectively.

Significant Accounting Policies

During the three months ended March 31, 2022, there were no changes to our significant accounting policies as described in in our Annual Report on Form 10-K for the year ended December 31, 2021. See below for our policy related to business combinations, goodwill and indefinite-lived intangible assets and fair value measurements.

Business Combinations

The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows and estimates made by management. The Company records the net assets and results of operations of an acquired entity from the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Contingent consideration liability is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liability are recognized in operating expenses in the statement of operations. Contingent consideration liability related to the acquisition consists of commercial milestone payments and are valued using a Monte Carlo simulation. The fair value of commercial milestone payments reflects management’s estimates of discount rates and probability of achieving certain milestones.

Goodwill and Indefinite-lived Intangible Assets

Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives except for customer deposits, for which the amortization is recorded on a double declining method over the estimate useful life. The carrying values of intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Goodwill represents the excess of the purchase prices of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test, including macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after completing the qualitative assessment, it is determined it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes no impairment exists. Alternatively, if the Company determines in the qualitative assessment, it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge is recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The goodwill annual assessment test is performed in the fourth quarter of every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

Fair Value Measurements

The fair value of assets and liabilities are based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

•    Level 1 — Quoted prices in active markets for identical assets or liabilities.

•    Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•    Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate the related fair values due to the short-term maturities of these instruments.

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

Options to purchase 269,433 common shares and warrants to purchase 505,714 shares of common stock were outstanding at March 31, 2022. Options to purchase 337,633 common shares and warrants to purchase 576,946 shares of common stock were outstanding at March 31, 2021. These options and warrants were not included in the computation of diluted loss per share for the three months ended March 31, 2022 and 2021 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” Management assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. For periods through the date of All Cell acquisition, the Company had, and reported in, one reportable segment. Subsequent to the acquisition of All Cell, management continues to review financial results, manage the business and allocate resources on an aggregate basis. Therefore, financial results continue to be reported in a single operating segment.

2.	LIQUIDITY

The Company has a history of net losses, including the accompanying financial statements for the three months ended March 31, 2022 and 2021, where the Company had net losses of $2.3 million (which includes $0.1 million of non-cash stock-based compensation expense) and $1.3 million (which includes $0.1 million of non-cash stock-based compensation expense), respectively, and net cash used in operating activities of $1.9 million and $0.9 million, respectively. In addition, the Company’s outstanding warrants have generated an additional $0.1 million and $2.5 million of proceeds during the three months ended March 31, 2022 and 2021, respectively.

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

The cash balance at March 31, 2022 was $19.2 million and our working capital was $21.8 million at March 31, 2022. Management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issue date of this report.

3.	BUSINESS COMBINATION

On March 4, 2022, the Company completed its acquisition of All Cell Technologies, LLC (“All Cell”), a leader in energy storage solutions. This strategic acquisition is expected to increase and diversify our Company’s revenue, gross profitability, manufacturing capabilities, intellectual portfolio and customer base. The Company purchased substantially all of the assets and business of All Cell for 1,055,000 shares of Beam Common Stock (“Closing Consideration”) plus an additional $0.8 million in cash for the net working capital held by All Cell at closing.

In addition, All Cell is eligible to earn an additional number of shares of Beam Common Stock if it meets certain revenue milestones (the “Earnout Consideration”). The Earnout Consideration is: (i) two times the amount of All Cell revenue and contracted backlog that is greater than $7.5 million for 2022, and (ii) two times the amount of All Cell 2023 revenue only which exceeds the greater of either $13.5 million or 135% of the 2022 cumulative revenue, capped at $20.0 million. Revenues exceeding $20.0 million in 2023 will not be eligible for the Earnout Consideration. The maximum aggregate number of shares of Beam Common Stock that the Company will issue to seller for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares. Use of All Cell energy storage solutions in Beam Global products will not be considered as contributing to the Earnout calculation.

The preliminary fair value of consideration transferred consisted of the following (in thousands):

Common Stock	$14,359
Working Capital Cash Payment	811
Earnout Consideration	1,251
Total consideration transferred	$16,421

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Inventory	$2,146
Prepaid expenses	28
Deposits	10
Property, plant and equipment	397
Intangible assets	15,059
Total assets acquired	17,640

Customer deposits	(1,219)
Total liabilities assumed	(1,219)

Total assets and liabilities assumed	$16,421

The estimated fair values assigned to identifiable assets acquired and liabilities assumed are provisional pending the finalization of the working capital and purchase price allocation and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to complete the allocation of purchase price as soon as practicable, but no later than one year after the acquisition date. The Company incurred $0.1 million of transaction costs during the three months ended March 31, 2022, directly related to the acquisition that is reflected in operating expenses in the statement of operations.

Goodwill represents the excess of the total purchase price over the fair value of the underlying net assets, largely arising from synergies expected to be achieved by the combined company and expanded market opportunities. The goodwill is expected to be fully deductible for tax purposes.

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of All Cell, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement.

The preliminary fair values assigned to identifiable intangible assets and goodwill acquired are as follows ($ in thousands):

	Value	Useful Life (yrs)
Developed technology	$8,074	11
Trade name	1,756	10
Customer relationships	444	13
Backlog	185	1
Goodwill	4,600	N/A
	$15,059

The fair values of the developed technology, trade name, customer relationships and backlog were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits in the form of cash flows to be derived from ownership of the asset. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, competitive and other factors that may limit the useful life. The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives except for customer deposits which uses accelerated depreciation.

Pro Forma Financial Information

The following pro forma financial information summarizes the combined results of operations of Beam Global and All Cell as if the companies had been combined as of the beginning of the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues	$4,016	$3,147
Net Loss	$(3,144)	$(1,705)

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the three months ended March 31, 2021. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs.

The statement of operations for the three months ended March 31, 2022 includes revenues of $0.4 million and loss from operations of $0.4 million from the acquired All Cell business.

Broadview Lease

As part of the acquisition, the Company assumed a facility lease located in Broadview, Illinois, and recorded $0.2 million in right-of-use asset and lease liability. The lease term ends on August 31, 2023 and contains clauses for annual rent escalation. Total minimum rental payments remaining as of March 31, 2022 were $0.2 million, of which $0.1 million is due within 2022.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31,	December 31,
	2022	2021
Vendor prepayments	$1,489	$87
Related party receivable	37	27
Prepaid insurance	203	66
Other	26	–
Total prepaid expenses and other current assets	$1,755	$180

Related party receivables as of March 31, 2022 and December 31, 2021 consisted primarily of payroll related taxes due for an employee option exercise.

5.	INVENTORY

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Finished goods	$18	$–
Work in process	524	425
Raw materials	3,861	1,186
Total inventory	$4,403	$1,611

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Office furniture and equipment	$132	$132
Computer equipment and software	83	74
Leasehold improvements	131	28
Autos	338	337
Machinery and equipment	954	562
Total property and equipment	1,638	1,133
Less accumulated depreciation	(531)	(483)
Property and Equipment, net	$1,107	$650

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	March 31,	December 31,
	2022	2021
Accrued vacation	$293	$238
Accrued salaries and bonus	601	353
Vendor accruals	87	36
Other accrued expense	132	100
Total accrued expenses	$1,113	$727

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; agreements with vendors where the vendor may provide marketing, investor relations, public relations, technical consulting or subcontractor services, vendor arrangements with non-binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.

9.	INCOME TAXES

There was no Federal income tax expense for the three months ended March 31, 2022 or 2021 due to the Company’s net losses. Income tax expense represents minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of March 31, 2022 and no benefit has been provided for the year-to-date loss. On a quarterly basis, the company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

10.	STOCKHOLDERS’ EQUITY

Stock Issued For Acquisition

The Company issued 1,055,000 shares of its common stock upon acquiring certain assets of All Cell Technologies, LLC. See further discussion in note 3. Business Combination.

Awards Under Stock Incentive Plans

Stock Options

Option activity for the three months ended March 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	263,433	$11.56
Granted	6,000	17.59
Outstanding at March 31, 2022	269,433	$11.30

The Company’s stock option compensation expense was $0.1 million for each of the three months ended March 31, 2022 and 2021, and there was $1.0 million of total unrecognized compensation costs related to outstanding stock options at March 31, 2022 which will be recognized over 4.0 years.

Restricted Stock

A summary of activity of the restricted stock awards for the three months ended March 31, 2022 is as follows:

	Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2021	13,669	$20.78
Granted	7,436	20.17
Vested	(5,714)	19.20
Nonvested at March 31, 2022	15,391	$20.78

As of March 31, 2022, there were unreleased shares of common stock representing $0.3 million of unrecognized restricted stock grant expense which will be recognized over approximately three years.

Warrants

A summary of activity of warrants outstanding for the years ended March 31, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	519,658	$6.30
Exercised	13,944	6.30
Outstanding at March 31, 2022	505,714	$6.30

11.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Product sales	$3,562	$1,265
Maintenance fees	11	11
Professional services	26	4
Shipping and handling	181	99
Discounts and allowances	(10)	(7)
Total revenues	$3,770	$1,372

During the three months ended March 31, 2022 and 2021, 48% and 32% of revenues were derived from customers located in California, respectively. In addition, 4% of revenues in the three months ended March 31, 2022 were international sales compared to none in the same period in the prior year.

At March 31, 2022 and December 31, 2021, deferred revenue was $1.5 million and $0.3 million, respectively. These amounts represented customer deposits in the amount of $1.3 million and $0.1 million for March 31, 2022 and December 31, 2021, respectively and prepaid multi-year maintenance plans for previously sold products which account for $0.2 million and $0.2 million for March 31, 2022 and December 31, 2021, respectively and pertain to services to be provided through 2028.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and the inability to raise additional capital or financing to implement its business plans;

(e)	unavailability of capital or financing to prospective customers of the Company to enable them to purchase products and services from the Company;

(f)	failure to commercialize the Company’s technology or to make sales;

(g)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives, technological obsolescence or other reasons;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs, resulting in persistent losses;

(j)	rapid and significant changes to costs of raw materials from government tariffs or other market factors;

(k)	increasing spread of the COVID-19 pandemic and its impact on the Company’s business as well as worldwide financial markets;

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Because factors referred to elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 (sometimes referred to as the “2021 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in the 2021 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this report on Form 10-Q.

Overview

Beam develops, manufactures and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy storage, energy security, disaster preparedness and outdoor media advertising.

The Company has designed five product lines for the electrification of transportation, that incorporate the same underlying proprietary technology and value for producing a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed. Our product lines include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power, battery storage and electronics and computing, to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. The electronics and energy storage are elevated to the underside of the tracking solar array, making the unit flood-proof up to nine and a half feet and allowing adequate parking space on the engineered ballast and traction pad which gives the product stability.

-	Solar Tree® DCFC – Off-grid, renewably energized and rapidly deployed, patented single-column mounted smart generation and energy storage system with the capability to provide fast charging to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs.

-	EV-StandardTM – patent issued on December 31, 2019 and still under development. A lamp standard, EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging.

-

UAV ARC™ - patent issued on November 24, 2020 and still under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

All Beam Global products are capable of operating completely independent of the utility grid but can also connect to the grid where it is advantageous to do so.

In addition, with the acquisition of All Cell Technologies, LLC, we now offer Beam AllCell™ energy storage technology with a highly flexible lithium-ion battery platform architecture. The battery design uses a proprietary phase change material which provides a low-cost thermal management solution and a unique safety mechanism to prevent propagation of thermal runaway. They are ideally suited for applications where energy density, safety and specialized enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility products benefit from this technology. Beam is already using AllCell™ energy storage products in EV ARC™ products for EV charging and plan to incorporate this battery technology in our new product designs that are under development.

We believe that we are living in an increasingly electrified and untethered era, where electricity is replacing other forms of fuel and energy and doing so, increasingly without being connected to the grid through the use of batteries and other forms of energy storage. We also believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our products fulfill these requirements. Unlike grid-tied installations which require general and electrical contractors, engineers, consultants, digging trenches, permitting, pouring concrete, wiring, and ongoing utility bills, the EV ARC™ systems, equipped with our proprietary battery technologies, can be deployed in minutes, not months, and are powered by renewable energy so there is no utility bill. We are agnostic as to the EV charging service equipment or provider and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with ChargePoint, Blink, Enel X, Electrify America and other high quality EV charging solutions. We can make recommendations to customers, or we can comply with their specifications and/or existing charger networks. Because they generate and store all their own electricity, our products replace the infrastructure required to support EV chargers, but not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

We believe our chief differentiators for our electric vehicle charging infrastructure products are:

•	our patented, renewably energized products which dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our proprietary and patented energy storage solutions;

•	our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

•	our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to continuously create new and patentable inventions which are marketable and a complex integration of our own proprietary technology and parts, and other commonly available engineered components, creating a further barrier to entry for our competition.

Overall Business Outlook

Our revenues increased 175% from $1.4 million in the first quarter of 2021 to $3.8 million for the first quarter of 2022. Primarily due to our investment in sales and marketing resources over the past two years which has created increased demand for our product, as well as an increase of $.4 million of sales for our battery storage business in March following the acquisition of All Cell Technologies, LLC. During the first quarter of 2022, revenues from federal customers and from enterprise customers showed strong growth compared to the same period in the prior year. We invested in our federal business channel with the addition of a federal lobbyist, a federal business development resource and a government relations employee who are helping to identify opportunities on the federal side, including increased awareness of our product and outreach with federal agencies. In addition, as companies are moving back to work from working from home during the past two years due to the pandemic, there is an increase in demand for workplace charging and corporate fleets. We continued to have material revenues from state and local agencies which comprised 69% and 70% of our sales in Q1 of 2022 and 2021, respectively. In addition, there is increased support for funding EV charging infrastructure on the state and federal level, as well as a number of federal grants available in addition to the Federal Solar Investment Tax Credit and Rule 179 accelerated depreciation which provide a strong financial incentive for many of our target customers. Net Zero Emission Initiatives continues to expand at the federal, state and local levels and with private enterprise. We expect the electric vehicle market to continue to experience significant growth over the next decade as supported by an expected 61 new electric vehicles launching in 2022 which will require additional EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth.

The Company’s acquisition of All Cell Technologies, LLC, a battery storage company, will provide new customer opportunities for Beam Global’s products and vise versa. We believe Beam’s gross margin will improve by utilizing the Beam All Cell battery in its EV ARCs™ as it did for 10 years in the past, but now at lower cost. Beam’s All Cell batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from AllCell’s highly differentiated products. With the continued growth of untethered electrification, we believe there is opportunity for increased demand in these markets and others.

We continue to work with The Superlative Group, an industry leading consultant engaged in the selling of corporate sponsorships and have identified several potential corporate sponsors for a global naming rights agreement to network(s) of EV ARC™ units. Superlative is compensated when they are successful in securing a sponsor for our Driving on Sunshine network. This business model can be replicated in other cities throughout the country. Our energy security business is connected with the deployment of our EV charging infrastructure products and serves as an additional benefit to the value proposition of our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. Our proprietary and state-of-the-art storage batteries installed on our products and powering EV chargers are immune to grid failures and provide another benefit for customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators or anyone who needs a reliable source of electricity to fuel electric vehicles.

We have begun development on our newest patented products - our EV Standard™ and UAV ARC™, which we expect will expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets.

Gross margins improved in the quarter ended March 31, 2022, compared to the same period in 2021. The increase in revenues of EV ARCTM systems from 18 in the first quarter of 2021 to 45 in the first quarter of 2022 resulted in favorable fixed overhead absorption and improved labor efficiencies gained by the higher volume. This was partially offset by ongoing inflation and supply chain driven cost increases on many of our components, including steel, in addition to increased delivery charges due to fuel price increases. We believe these cost increases are largely a temporary increase brought on by supply chain issues resulting from plant closures and staffing shortages due to the Covid-19 virus as well as other transitory inflationary pressures. As the supply chain issues are resolved over time and costs begin to come back down in the coming months and years, we expect to see a reduction in the cost of our bill of materials, which when combined with the cost reductions we anticipate through use of our in-house battery manufacturing, should contribute to a material reduction in our product costs. We are implementing lean manufacturing process improvements and making engineering changes to our product where we expect to benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. Batteries are the highest cost contributor to our bill of materials, but with the March 2022 purchase of All Cell Technologies, LLC, a lithium-ion battery manufacturer, we expect those costs to be significantly reduced. We are in the process of identifying certain components and sub-assemblies which we manufacture or assemble in-house for which we intend to seek outsourced contracted manufacturing. We believe that outsourcing certain components and sub-assemblies will further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins in the near future.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in these policies or their application.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the three months ended March 31, 2022.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenues. For the quarter ended March 31, 2022, our revenues increased 175% to $3.8 million compared to $1.4 million for the same period in 2021. Revenues to customers in California represented 48% of the total, which continues to be a strong market for EV ARCTM systems. Most of these customers were state agencies or municipalities. Revenues to federal customers and corporate enterprises also increased during the quarter compared to the prior year. We recorded revenues in March 2022 of $0.4 million for energy storage as a result of our acquisition of All Cell Technologies which closed on March 4, 2022. We are currently engaged in a contract renewal process with the State of California’s Department of General Services. In addition, the General Services Administration (GSA) Beam was awarded a federal blanket purchase agreement (BPA) which will provide federal agencies a streamlined procurement process for procuring EV ARCs. During fiscal 2021, we invested in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Loss. For the quarter ended March 31, 2022, our gross loss was $0.3 million, or 8% of sales, compared to $0.1 million, or 11% of sales in the same quarter of the prior year. As a percentage of sales, the margin improved by 3 percentage points, primarily due to the increase in production levels in the current quarter compared to the first quarter of 2021, which resulted in favorable fixed overhead absorption. In addition, our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. This was partially offset by an increase in material costs for steel, batteries and other components, due to the Covid-19 pandemic and other inflationary pressures. Shipping costs have increased globally as well as gas prices which have increased our delivery costs. We expect our cost per unit to continue to decrease as we expect to see material costs return to normalcy post pandemic. We also acquired a lithium-ion battery manufacturer, All Cell Technologies, LLC in March 2022, which should significantly reduce the cost of the batteries in our units. In addition, as we expect the Company to grow in 2022 and beyond, we expect our fixed overhead absorption to continue to improve.

Operating Expenses. Total operating expenses were $2.0 million for the first quarter of 2022, compared to $1.1 million for the same period in the prior year, a 79% increase. The increase was primarily due to $0.3 million for increased sales and marketing expense to support revenue growth, $0.2 million for expenses related to the newly acquired All Cell Technologies, $0.2 million increase for legal and accounting services, partially attributable to the acquisition, and $0.2 million of other net expenses.

Liquidity and Capital Resources

At March 31, 2022, we had cash of $19.2 million, compared to cash of $21.9 million at December 31, 2021. We have historically met our cash needs through a combination of proceeds received from private and public offerings of our securities and loans. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below (in thousands):

	March 31,
	2022	2021
Cash provided by (used in):
Net cash used in operating activities	$(1,907)	$(856)
Net cash used in investing activities	$(954)	$(56)
Net cash provided by financing activities	$88	$2,423

For the three months ended March 31, 2022, our cash used in operating activities was $1.9 million compared to $0.9 million for the three months ended March 31, 2021. Net loss of $2.3 million for the quarter ended March 31, 2022 was increased by $0.4 million of non-cash expense items that included depreciation and amortization of $0.2 million, common stock issued for services for director compensation of $0.1 million and non-cash compensation expense related to the grant of stock options of $.01 million. Further, cash used in operations included an increase in prepaid expenses and other current assets by $1.5 million, primarily related to the purchase of cells and $0.6 million increase in inventory based on the sales forecast. Cash provided by operations included a $1.2 million decrease in accounts receivable due to the collection of a couple slow pay accounts from 2021, $0.5 million decrease in accounts payable, $0.4 million increase in accrued expenses and $0.1 million increase in deferred revenue.

Net loss of $1.2 million for the three months ended March 31, 2021 decreased by $0.2 million for non-cash expense items that included depreciation and amortization, common stock issued for services for director compensation, non-cash compensation expense related to grant of stock options, and amortization of operating lease right of use asset. Cash used in operations for the period included a $0.5 million increase in inventory purchases and a $0.1 million reduction of sales tax payable. Cash provided by operations included a $0.2 million decrease in accounts receivable due to lower revenues in the first quarter of 2021, compared to the fourth quarter of 2020, a $0.2 million decrease in prepaid expenses and other current assets as the December 31, 2020 balance included a receivable for payment due for warrant exercises, a $0.2 million increase in accounts payable primarily due to increased inventory purchases, and a $0.1 million increase in accrued expenses for accrued payroll for Q1 2021 that was paid in Q2 2021.

Cash used in investing activities in the three months ended March 31, 2022 included $0.8 million cash payment for working capital payment related to the acquisition of All Cell Technologies, LLC and $0.1 million to purchase equipment. The three months ended March 31, 2021 included $0.1 million to fund patent related costs and to purchase equipment.

In the three months ended March 31, 2022, cash generated by our financing activities included $0.1 million from the exercise of warrants, compared to $2.4 million for the exercise of warrants for the same period in the prior year.

Current assets increased to $28.0 million at March 31, 2022 from $27.6 million at December 31, 2021. Current liabilities increased to $6.1 million at March 31, 2022 from $3.0 million at December 31, 2021, primarily due to the recording of $0.9 million for contingent consideration, current based on the terms of the acquisition of All Cell Technologies, LLC, and a $1.3 million increase in deferred revenue for customer deposits received from customers. As a result, our working capital decreased to $21.8 million at March 31, 2022 compared to $24.6 million at December 31, 2021.

The Company has been focused on marketing and sales efforts over the past two years to support an increase in revenues. We saw a 45% increase in revenues in 2021 compared to 2020, and the first quarter of 2022 was 175% higher than the first quarter of 2021 which shows continued improvement on revenues. While the Company has still not earned a gross profit on its sale of products, as revenues increase, we expect to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Management has made several design changes and process improvements in our manufacturing operations in 2021 and Q1 2022 which has helped to increase labor efficiency and reduce costs. At the same time, supply chain issues related to the COVID-19 virus have caused an increase in certain of our material costs, most notably in steel purchases. However, we believe that we will continue to improve our gross profit as our revenues grow. Management believes that with anticipated increased production volumes, efficiencies will continue to improve, and the fixed overhead cost per unit will decrease. In addition, our suppliers believe that costs that have increased this past year should start to come back down in the later part of 2022. This should result in increasing gross profits on the EV ARC ™ and Solar Tree® products in the future.

The Company may be required to raise capital from the private or public issuance of its securities or debt instruments until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. The Company has 505,714 warrants remaining at March 31, 2022, which could potentially generate an additional $3.2 million of proceeds over the next 2 years, depending on the market value of our stock and the warrant holders’ ability to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow.

On March 4, 2022, the Company completed an acquisition of All Cell Technologies, LLC (“All Cell”), a leader in energy storage solutions. This strategic acquisition is expected to increase and diversify our Company’s revenue, gross profitability, manufacturing capabilities, intellectual portfolio and customer base. The Company purchased substantially all of the assets and business of All Cell for 1,055,000 shares of Beam Common Stock (“Closing Consideration”) (on the closing date, based on the closing price of the Beam Common Stock of $13.61, such shares had a value of approximately $14.4 million) plus an additional $0.8 million in cash for the net working capital of primarily inventory held by All Cell at closing. In addition to the cash paid for the working capital of $0.8 million, the Purchase Agreement requires a capital investment of not less than $1.5 million of equipment to be used for the business. The maximum aggregate number of shares of Common Stock that the Company will issue to All Cell for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares.

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, increased overhead absorption resulting from volume growth, process improvements and vendor negotiations leading to cost reductions, increased public awareness of the Company and its products, and the maturation of certain long sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those operating objectives.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, we do not yet have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We identified the following material weakness which existed as of December 31, 2021:

•	The Company currently does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory.

•	The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall-to-wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. A manufacturing system will also provide better management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory. We plan to implement a manufacturing and purchasing system during fiscal 2022.

In addition, in connection with the preparation of our financial statements for the quarter ended March 31, 2022, we identified the following:

•	With regard to a business combination that was completed during the quarter, we identified that the controls over the review of the business combination were not designed effectively such that a material error in the calculation of the purchase price was not detected in a timely manner.

•	The Company is in the process of implementing a review control over third-party valuation reports, to include formalized review procedures and enhanced communications with third-party experts.

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, we continued to implement stronger manual processes. We began researching enterprise resource planning (ERP) systems to replace our existing Quickbooks system. In addition, we evaluated the internal controls of All Cell Technologies, LLC and rolled out processes and procedures to this new acquisition which was acquired during the three months ended March 31, 2022.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

In addition, the risks listed below should be considered:

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results.

As part of our business strategy, we intend to make acquisitions to add complementary companies, products or technologies, such as our recent acquisition of All Cell. Our acquisitions may not achieve our goals, and we may not realize benefits from acquisitions. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness or cash from operations. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.

We are dependent on a limited number of suppliers for our battery cells, and in the current market, there is a risk that these suppliers will not be able to provide cells at prices and volumes acceptable to us, which could have an adverse effect on our business.

We source battery cells from a few suppliers, but the demand for cells and for Lithium has increased over the past year with the increase in electrification and the growing demand for electric vehicles. It is possible that our suppliers will not have adequate supply to cover our demand, or the price of the cells will increase due to shortages, impacting our ability to ship units and/or cause the price of our products to increase. While we believe that we will be able to establish additional supplier relationships for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.7	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

10.1	Asset Purchase Agreement dated February 16, 2022	8-K	001-38868	10.1	2/23/2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2022	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

