Form 10-Q
period 2022-06-30
Beam Global
filed 2022-08-12
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2022

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of August 5, 2022 was 10,084,970.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

(In thousands)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash	$13,754	$21,949
Accounts receivable	2,898	3,827
Prepaid expenses and other current assets	3,214	180
Inventory, net	7,357	1,611
Total current assets	27,223	27,567

Property and equipment, net	1,403	650
Operating lease right of use asset	1,948	2,030
Goodwill	4,600	–
Intangible assets, net	10,486	359
Deposits	62	52
Total assets	$45,722	$30,658

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,957	$1,567
Accrued expenses	874	727
Sales tax payable	114	57
Deferred revenue, current	1,578	136
Contingent consideration, current	699	–
Operating lease liabilities, current	632	468
Total current liabilities	7,854	2,955

Deferred revenue, noncurrent	177	118
Contingent consideration, noncurrent	344	–
Operating lease liabilities, noncurrent	1,372	1,607
Total liabilities	9,747	4,680

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of June 30, 2022 and December 31, 2021	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 10,084,184 and 8,971,711 shares issued or issuable and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	9
Additional paid-in-capital	98,665	83,588
Accumulated deficit	(62,700)	(57,619)

Total stockholders' equity	35,975	25,978

Total liabilities and stockholders' equity	$45,722	$30,658

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$3,718	$2,121	$7,488	$3,493

Cost of revenues	4,044	2,395	8,119	3,916

Gross loss	(326)	(274)	(631)	(423)

Operating expenses	2,490	1,369	4,465	2,472

Loss from operations	(2,816)	(1,643)	(5,096)	(2,895)

Other income (expense)
Interest income	15	2	17	3
Interest expense	(1)	–	(1)	–
Total other income, net	14	2	16	3

Loss before income tax expense	(2,802)	(1,641)	(5,080)	(2,892)

Income tax expense	1	1	1	1

Net loss	$(2,803)	$(1,642)	$(5,081)	$(2,893)

Net loss per share - basic	$(0.28)	$(0.18)	$(0.52)	$(0.33)
Net loss per share - diluted	$(0.28)	$(0.18)	$(0.52)	$(0.33)

Weighted average shares outstanding - basic	10,075	8,882	9,694	8,824
Weighted average shares outstanding - diluted	10,075	8,882	9,694	8,824

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Changes in Stockholders' Equity

(Unaudited, in thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Paid-in-Capital	Deficit	Equity
Balance at December 31, 2020	8,482	$8	$80,166	$(51,023)	$29,151

Stock issued for director services - vested	11	–	123	–	123
Stock issued to escrow account - unvested	(24)	–	–	–	–
Stock option expense	–	–	69	–	69
Warrants exercised for cash	389	1	2,469	–	2,470
Stock option exercise (cashless)	1	–	(47)	–	(47)
Net loss for the three months ended March 31, 2021	–	–	–	(1,251)	(1,251)
Balance at March 31, 2021	8,859	$9	$82,780	$(52,274)	$30,515

Stock issued for director services - vested	12	–	246	–	246
Stock issued to escrow account - unvested	(2)	–	–	–	–
Stock option expense	–	–	58	–	58
Warrants exercised for cash	28	–	174	–	174
Stock option exercise (cashless)	1	–	(34)	–	(34)
Net loss for the three months ended June 30, 2021	–	–	–	(1,642)	(1,642)
Balance at June 30, 2021	8,898	$9	$83,224	$(53,916)	$29,317

	Common Stock		Additional	Accumulated	Total Stockholders’
	Stock	Amount	Paid-in-Capital	Deficit	Equity
Balance at December 31, 2021	8,972	$9	$83,588	$(57,619)	$25,978

Stock issued for director services - vested	5	–	107	–	107
Stock issued to escrow account - unvested	2	–	–	–	–
Stock issued for acquisition	1,055	1	14,358	–	14,359
Stock option expense	–	–	94	–	94
Warrants exercised for cash	14	–	88	–	88
Stock option exercise (cashless)					–
Stock option exercise (for cash)					–
Net loss	–	–	–	(2,278)	(2,278)
Balance at March 31, 2022	10,048	$10	$98,235	$(59,897)	$38,348

Stock issued for director services - vested	5	–	104	–	104
Stock issued to escrow account - unvested	(5)	–	–	–	–
Stock issued for acquisition	–	–	–	–	–
Stock option expense	–	–	98	–	98
Warrants exercised for cash	36	–	228	–	228
Net loss	–	–	–	(2,803)	(2,803)
Balance at June 30, 2022	10,084	$10	$98,665	$(62,700)	$35,975

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2022	2021

Operating Activities:
Net loss	$(5,081)	$(2,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472	34
Common stock issued for services	211	369
Change in fair value of contingent consideration liabilities	(208)	–
Compensation expense related to grant of stock options	192	127
Amortization of operating lease right of use asset	11	–
Amortization of debt discount	–	19
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	929	(1,022)
Prepaid expenses and other current assets	(3,005)	25
Inventory	(3,546)	(828)
Increase (decrease) in:
Accounts payable	2,114	349
Accrued expenses	147	4
Sales tax payable	57	16
Deferred revenue	282	48
Net cash used in operating activities	(7,425)	(3,752)

Investing Activities:
Payment for acquisition	(811)	–
Purchases of equipment	(216)	(168)
Funding of patent costs	(59)	(38)
Net cash used in investing activities	(1,086)	(206)

Financing Activities:
Taxes paid related to net share settlement of equity awards	–	(81)
Proceeds from warrant exercises	316	2,643
Net cash provided by financing activities	316	2,562

Net (decrease) increase in cash	(8,195)	(1,396)

Cash at beginning of period	21,949	26,703

Cash at end of period	$13,754	$25,307

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$14,359	$–
Depreciation cost capitalized into inventory	$54	$16
Right-of-use assets obtained in exchange for lease liabilities	$192	$–

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

BEAM GLOBAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Beam Global, a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Beam”), is a cleantech innovation company based in San Diego, California. We develop, design, engineer, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, outdoor media, and energy security and disaster preparedness as well as safe and compact, highly energy-dense battery solutions. Beam’s infrastructure products enable electric vehicle charging and reliable electrical power in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. Beam’s energy storage products provide high energy density in a safe and compact form-factor ideal for the rapidly increasing numbers of mobile and stationary equipment and products which require electrical energy without being connected to the electrical grid.

On March 4, 2022, the Company acquired substantially all the assets of All Cell Technologies, LLC (“All Cell”), an energy storage solutions and technologies company based in Broadview, Illinois. Refer to note 3, Business Combination for additional details.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2022 and 2021, and our financial position as of June 30, 2022, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2022. As of June 30, 2022, approximately $13.9 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company continually assesses the financial strength of its customers. For the three months ended June 30, 2022, two customers accounted for 34% and 14% of total revenues and for the six months ended June 30, 2022, two customers accounted for 23% and 12% of total revenues each. For the three months ended June 30, 2021, revenues from four customers accounted for 22%, 18%, 16% and 10% of total revenues and for the six months ended June 30, 2021, revenues from three customers accounted for 13%, 13% and 11% of total revenues. At June 30, 2022, accounts receivable from two customers accounted for 47% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2021, accounts receivable from four customers accounted for 30%, 22%, 13% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. For the six months ended June 30, 2022 and 2021, the Company had a heavy concentration of sales to federal, state and local governments which represented 61% and 77% of revenues, respectively.

Significant Accounting Policies

During the six months ended June 30, 2022, there were no changes to our significant accounting policies as described in in our Annual Report on Form 10-K for the year ended December 31, 2021. See below for our policy related to business combinations, goodwill and indefinite-lived intangible assets and fair value measurements.

Business Combination

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

Goodwill and Indefinite-lived Intangible Assets

Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives except for customer relationships, for which the amortization is recorded on an accelerated method over the estimate useful life. The carrying values of intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

Options to purchase 284,433 shares of common stock and warrants to purchase 469,621 shares of common stock were outstanding at June 30, 2022. Options to purchase 333,980 shares of common stock and warrants to purchase 549,335 shares of common stock were outstanding at June 30, 2021. These options and warrants were not included in the computation of diluted loss per share for the three and six months ended June 30, 2022 and 2021 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company follows ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” Management assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. For periods through the date of the All Cell acquisition, the Company had, and reported in, one reportable segment. Subsequent to the acquisition of All Cell, management continues to review financial results, manage the business and allocate resources on an aggregate basis. Therefore, financial results continue to be reported in a single operating segment.

2.	LIQUIDITY

The Company has a history of net losses. For the six months ended June 30, 2022 and 2021, the Company had net losses of $5.1 million (which includes $0.7 million of non-cash expenses) and $2.9 million (which included $0.5 million of non-cash expenses), respectively, and net cash used in operating activities of $7.4 million and $3.8 million, respectively. During the first six months of 2022, the $7.4 million of operating cash usage included $3.6 million to purchase inventory and to prepay vendors for inventory to reduce the risk of potential shortages of cells required for battery manufacturing, and an increase of work in process inventory of EV ARC™ units. The increases in prepayments and inventory are not expected to be ongoing quarterly cash requirements, but rather should reduce to lower levels over the next 12 months.

At June 30, 2022, we had a cash balance of $13.8 million and working capital of $19.4 million. Based on the Company’s current operating plan, the Company believes that it has sufficient cash to fund its operations and meet contractual obligations for at least twelve months from June 30, 2022. The Company can also manage prepayment and inventory levels as well as spending levels for sales and marketing resources to help manage our cash over time. The Company believes that our business will become profitable in the next few years as our revenues continue to grow, we improve our gross margins and we leverage our overhead costs, but we expect to continue to incur losses for a period of time. That may require the Company to raise additional capital to finance its future operations. We have shown success in raising capital in public and private markets in the past. In addition, we have an S-3 Shelf registration that will become available on May 23, 2023 or we could pursue debt financings. In addition, the Company’s outstanding warrants have generated $0.3 million and $2.6 million of proceeds during the six months ended June 30, 2022 and 2021, respectively. There is no guarantee that profitable operations will be achieved, the warrants will be exercised or that additional capital or debt financing will be available.

3.	BUSINESS COMBINATION

On March 4, 2022, the Company completed its acquisition of substantially all the assets of All Cell Technologies, LLC (“All Cell”), a leader in energy storage solutions. We believe this strategic acquisition will increase and diversify our Company’s revenue, gross profitability, manufacturing capabilities, intellectual portfolio and customer base. The Company purchased substantially all of the assets and business of All Cell for 1,055,000 shares of Beam Common Stock (“Closing Consideration”) plus an additional $0.8 million in cash for the net working capital held by All Cell at closing.

In addition, All Cell is eligible to earn an additional number of shares of Beam Common Stock if Beam’s new energy storage business meets certain revenue milestones (the “Earnout Consideration”). The Earnout Consideration is: (i) two times the amount of energy storage products revenue and contracted backlog that is greater than $7.5 million for 2022, and (ii) two times the amount of energy storage products 2023 revenue only which exceeds the greater of either $13.5 million or 135% of the 2022 cumulative revenue, capped at $20.0 million. Revenues exceeding $20.0 million in 2023 will not be eligible for the Earnout Consideration. The maximum aggregate number of shares of Beam Common Stock that the Company will issue to All Cell for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares. Revenue from energy storage products used in Beam Global products will not be considered as contributing to the Earnout calculation.

The preliminary fair value of consideration transferred consisted of the following (in thousands):

Common Stock	$14,359
Working Capital Cash Payment	811
Earnout Consideration	1,251
Total consideration transferred	$16,421

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Inventory	$2,146
Prepaid expenses	28
Deposits	10
Property, plant and equipment	397
Intangible assets, including goodwill	15,059
Total assets acquired	17,640

Customer deposits	(1,219)
Total liabilities assumed	(1,219)

Total assets and liabilities assumed	$16,421

The estimated fair values assigned to identifiable assets acquired and liabilities assumed are provisional pending the finalization of the working capital and purchase price allocation and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to complete the allocation of purchase price as soon as practicable, but no later than one year after the acquisition date. The Company incurred $0.1 million of transaction costs during the six months ended June 30, 2022, directly related to the acquisition that is reflected in operating expenses in the statement of operations.

Goodwill represents the excess of the total purchase price over the fair value of the underlying net assets, largely arising from synergies expected to be achieved by the combined company and expanded market opportunities. The goodwill is expected to be fully deductible for tax purposes.

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of All Cell, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration is reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the six months ended June 30, 2022 is as follows (in thousands):

Balance as of December 31, 2021	$–
Acquisition of All Cell	1,251
Change in estimated fair value	(208)
Balance as of June 30, 2022	$1,043

The preliminary fair values assigned to identifiable intangible assets and goodwill acquired are as follows ($ in thousands):

	Value	Useful Life (yrs.)
Developed technology	$8,074	11
Trade name	1,756	10
Customer relationships	444	13
Backlog	185	1
Goodwill	4,600	N/A
	$15,059

The fair values of the developed technology, trade name, customer relationships and backlog were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits in the form of cash flows to be derived from ownership of the asset. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, competitive, and other factors that may limit the useful life. The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives except for customer deposits which uses accelerated depreciation.

Pro Forma Financial Information

The following pro forma financial information summarizes the combined results of operations of Beam Global and All Cell as if the companies had been combined as of the beginning of the six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$3,718	$3,869	$7,734	$7,016
Net Loss	$(2,657)	$(2,479)	$(5,807)	$(4,184)

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the six months ended June 30, 2021. In addition, the pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The pro forma financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs, as well as removes the impact of the debt that was not acquired by the Company.

The statement of operations for the three and six months ended June 30, 2022 includes revenues of $1.4 million and $1.8 million, and loss from operations of $1.0 million and $1.4 million, respectively, from the acquired All Cell assets.

Broadview Lease

As part of the acquisition, the Company assumed a facility lease located in Broadview, Illinois, and recorded $0.2 million in right-of-use asset and lease liability. The lease term ends on August 31, 2023 and contains clauses for annual rent escalation. Total minimum rental payments remaining as of June 30, 2022 were $0.2 million, of which $0.1 million is due within 2022.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30,	December 31,
	2022	2021
Vendor prepayments	$2,936	$87
Related party receivable	17	27
Prepaid insurance	261	66
Total prepaid expenses and other current assets	$3,214	$180

Related party receivables as of June 30, 2022 and December 31, 2021 consisted primarily of payroll related taxes due for employee stock vesting.

5.	INVENTORY

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Finished goods	$77	$–
Work in process	2,042	425
Raw materials	5,238	1,186
Total inventory	$7,357	$1,611

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Office furniture and equipment	$132	$132
Computer equipment and software	98	74
Leasehold improvements	187	28
Autos	337	337
Machinery and equipment	1,245	562
Total property and equipment	1,999	1,133
Less accumulated depreciation	(596)	(483)
Property and Equipment, net	$1,403	$650

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	June 30,	December 31,
	2022	2021
Accrued vacation	$122	$238
Accrued salaries and bonus	495	353
Vendor accruals	121	36
Other accrued expense	136	100
Total accrued expenses	$874	$727

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

There was no Federal income tax expense for the six months ended June 30, 2022 or 2021 due to the Company’s net losses. Income tax expense represents minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of June 30, 2022 and no benefit has been provided for the year-to-date loss. On a quarterly basis, the company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

10.	STOCKHOLDERS’ EQUITY

Stock Issued For Acquisition

The Company issued 1,055,000 shares of its common stock upon acquiring certain assets of All Cell during the six months ended June 30, 2022. See further discussion in note 3. Business Combination.

Awards Under Stock Incentive Plans

Stock Options

Option activity for the six months ended June 30, 2022 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2021	263,433	$11.56
Granted	21,000	16.72
Exercised	–	–
Forfeited	–	–
Outstanding at June 30, 2022	284,433	$11.94

The Company’s stock option compensation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and $0.1 million for each of the three and six months ended June, 30, 2021. There was $1.1 million of total unrecognized compensation costs related to outstanding stock options at June 30, 2022 which will be recognized over 4.0 years. Number of stock options vested and unvested as of June 30, 2022 were 191,778 and 92,655, respectively.

Restricted Stock

A summary of activity of the restricted stock awards for the six months ended June 30, 2022 is as follows:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2021	13,669	$20.45
Granted	7,436	20.17
Vested	(10,382)	20.53
Nonvested at June 30, 2022	10,723	$20.19

As of June 30, 2022, there were unreleased shares of common stock representing $0.2 million of unrecognized restricted stock grant expense which will be recognized over approximately 2.5 years.

Warrants

A summary of the number of shares of common stock underlying warrants outstanding for the three months ended June 30, 2022 is as follows:

	Number of Common Stock	Weighted Average Exercise Price
Outstanding at December 31, 2021	519,658	$6.30
Exercised	(50,037)	6.30
Outstanding at June 30, 2022	469,621	$6.30

11.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product sales	$3,192	$1,976	$6,754	$3,241
Maintenance fees	9	12	20	23
Professional services	405	52	431	56
Shipping and handling	114	86	296	185
Discounts and allowances	(2)	(5)	(13)	(12)
Total revenues	$3,718	$2,121	$7,488	$3,493

During the three and six months ended June 30, 2022 38% and 43% of revenues were derived from customers located in California, respectively. During the three and six months ended June 30, 2021, 43% and 38% of revenues were derived from customers located in California, respectively. In addition, 2% of revenues in the six months ended June 30, 2022 were international sales compared to none in the same period in the prior year.

At June 30, 2022 and December 31, 2021, deferred revenue was $1.8 million and $0.3 million, respectively. These amounts represented customer deposits in the amount of $1.5 million and $0.1 million for June 30, 2022 and December 31, 2021, respectively and prepaid multi-year maintenance plans for previously sold products which account for $0.2 million and $0.2 million for June 30, 2022 and December 31, 2021, respectively and pertain to services to be provided through 2028.

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

The Company has designed five product lines for the electrification of transportation, that incorporate the same underlying proprietary technology and value for producing a unique alternative to utility grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed. Our product lines include:

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

In addition, with the acquisition of All Cell Technologies, LLC (“All Cell”) in March 2022, we now offer Beam AllCell™ energy storage technology with a highly flexible lithium-ion and lithium iron phosphate battery platform architecture. The battery design uses a proprietary phase change material which provides a low-cost thermal management solution and a unique safety mechanism to prevent propagation of thermal runaway. They are ideally suited for applications where energy density, safety and specialized enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility products benefit from this technology. Beam is already using AllCell™ energy storage products in EV ARC™ products for EV charging and plans to incorporate this battery technology in our new product designs that are under development.

We believe that we are living in an increasingly electrified era, where electricity is replacing other forms of fuel and energy without being connected to the utility grid through the use of batteries and other forms of energy storage. We also believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our products fulfill these requirements. Unlike utility grid-tied installations which require general and electrical contractors, engineers, consultants, digging trenches, permitting, pouring concrete, wiring, and ongoing utility bills, the EV ARC™ systems, equipped with our proprietary battery technologies, can be deployed in minutes, not months, and are powered by renewable energy so there is no utility bill. We are agnostic as to the EV charging service equipment or provider and integrate best of breed solutions based upon our customer’s requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with ChargePoint, Blink, Enel X, Electrify America and other high quality EV charging solutions. We can make recommendations to customers, or we can comply with their specifications and/or existing charger networks. Because they generate and store all their own electricity, our products replace the utility grid and civil infrastructure required to support EV chargers, but not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

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

Overall Business Outlook

Our revenues increased 114% from $3.5 million in the first six months of 2021 to $7.5 million for the first six months of 2022, primarily due to our investment in sales and marketing resources over the past two years which has created increased demand for our EV ARC™ renewable chargers, as well as an increase of $1.8 million of sales for our battery storage business since March following the acquisition of All Cell. During the first six months of 2022, revenues from federal, state and local governments increased by $1.8 million compared to the prior year, primarily due to an increase in sales to the State of California and federal customers. In June, we were awarded a new three-year statewide contract with the State of California which can be used by state, local and municipal government entities throughout the U.S., not just California, and provides previously negotiated pricing to make the procurement process easier. We invested in our federal business channel with the addition of a federal lobbyist, a federal business development resource and a government relations employee who are helping to identify opportunities on the federal side, including increasing awareness of our product and outreach with federal agencies. In addition, as companies are moving back to work from working from home during the past two years due to the pandemic, we are seeing an increase in orders for workplace charging and corporate fleets for enterprise customers. There is increased support for funding EV charging infrastructure on the state and federal level, as well as a number of federal grants available in addition to the Federal Solar Investment Tax Credit and accelerated depreciation as allowed under Section 179 of IRS code which provide a strong financial incentive for many of our target customers. Net Zero Emission Initiatives continues to expand at the federal, state and local levels and with private enterprise. We expect the electric vehicle market to continue to experience significant growth over the next decade (60 new electric vehicles are expected to launch in 2022 alone) which will require additional EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth.

We believe the Company’s acquisition of the assets of All Cell, a battery storage company, will provide new customer opportunities for our Beam Global’s products. As a result of the acquisition of All Cell, we believe Beam’s gross margin will improve by utilizing the Beam All Cell battery in its EV ARCs™ as it did for 8 years in the past, but now at lower cost. Beam’s All Cell batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from All Cell’s highly differentiated products. With the continued growth of untethered electrification, we believe there is opportunity for increased demand in these markets and others.

We continue to work with The Superlative Group, an industry leading consultant engaged in the selling of corporate sponsorships and have identified several potential corporate sponsors to engage in a global naming rights agreement that would provide their corporate branding to network(s) of EV ARC™ units deployed throughout a city. Superlative is compensated when they are successful in securing a sponsor for our Driving on Sunshine network. This business model can be replicated in other cities throughout the country. Our energy security business is connected with the deployment of our EV charging infrastructure products and serves as an additional benefit to the value proposition of our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. Our proprietary and state-of-the-art storage batteries, combined with solar or wind generation, integrated into our products and powering EV chargers are immune to grid failures and provide another benefit for customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators or anyone who needs a reliable source of electricity to fuel electric vehicles.

We have begun development on our newest patented products - our EV Standard™ and UAV ARC™, which we expect will expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets.

Gross margins improved in the six months ended June 30, 2022 as a percentage of sales, compared to the same period in 2021. The increase in EV ARC™ systems sold from 42 units in the first six months of 2021 to 74 units in the first six months of 2022 resulted in favorable fixed overhead absorption and improved labor efficiencies gained by the higher volume. This was partially offset by ongoing inflation and supply chain driven cost increases on many of our components, including steel, in addition to increased delivery charges due to fuel price increases. We believe these cost increases are largely a temporary increase brought on by supply chain issues resulting from plant closures and staffing shortages due to the Covid-19 virus as well as other transitory inflationary pressures. We believe the supply chain issues will resolve over time and costs will begin to come back down in the coming months and years. We also expect to see a reduction in the cost of our bill of materials. Batteries are the highest cost contributor to our bill of materials, but with the March 2022 purchase of All Cell’s assets, a battery manufacturer, we expect those costs to be significantly reduced. We are implementing lean manufacturing process improvements and making engineering changes to our product where we expect to benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. We continue to identify components and sub-assemblies that may be more cost effective to outsource, which may further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins over the next year.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the three months ended June 30, 2022.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

Revenues. For the quarter ended June 30, 2022, our revenues increased 75% to $3.7 million compared to $2.1 million for the same period in 2021. Revenues to customers in California represented 38% of the total, which continues to be a strong market for EV ARC™ systems. Most of these customers were state agencies or municipalities. Revenues to federal customers and corporate enterprises also increased during the quarter compared to the prior year. We recorded energy storage revenue of $1.4 million as a result of our acquisition of All Cell which closed on March 4, 2022. We were awarded a new contract with the State of California’s Department of General Services in June 2022 for a three-year period plus two optional one-year extensions. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement (BPA) which will provide federal agencies a streamlined procurement process for procuring EV ARC™ systems. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Loss. For the quarter ended June 30, 2022, our gross loss was $0.3 million, or 9% of sales, compared to $0.3 million, or 13% of sales in the same quarter of the prior year. As a percentage of sales, the margin improved by 4 percentage points, primarily due to the increase in production levels in the current quarter compared to the second quarter of 2021, which resulted in favorable fixed overhead absorption. In addition, our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. This was partially offset by an increase in material costs for steel, batteries and other components, due to the Covid-19 pandemic and other inflationary pressures. Shipping costs have increased globally as well as gas prices which have increased our delivery costs. We expect our cost per unit to continue to decrease as we expect to see material costs return to normalcy post pandemic and as our volumes increase. We also acquired a battery manufacturer, All Cell in March 2022, which is expected to significantly reduce the cost of the batteries in our units. In addition, as we expect the Company to grow in 2022 and beyond, we expect our fixed overhead absorption to continue to improve.

Operating Expenses. Total operating expenses were $2.5 million for the quarter ended June 30, 2022, compared to $1.4 million for the same period in the prior year, an 82% increase. The increase was primarily due to $0.8 million in expenses attributable to the newly acquired All Cell and $0.2 million increase for accounting and legal services, primarily attributable to the acquisition. Increases in other operating expenses were mostly offset by a gain recorded from the favorable change in fair value of contingent consideration related to the All Cell acquisition.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

Revenues. For the six months ended June 30, 2022, our revenues increased 114% to $7.5 million compared to $3.5 million for the same period in 2021. Revenues to customers in California represented 43% of the total, which continues to be a strong market for EV ARC™ systems. Most of these customers were state agencies or municipalities. Revenues to federal customers and corporate enterprises also increased during the quarter compared to the prior year. We recorded energy storage revenues of $1.8 million as a result of our acquisition of All Cell which closed on March 4, 2022. We were awarded a new contract with the State of California’s Department of General Services in June 2022 for a three-year period plus two optional one-year extensions. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement (BPA) which will provide federal agencies a streamlined procurement process for procuring EV ARCs. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Loss. For the six months ended June 30, 2022, our gross loss was $0.6 million, or 8% of sales, compared to $0.4 million, or 12% of sales in the same quarter of the prior year. As a percentage of sales, the margin improved by 4 percentage points, primarily due to the increase in production levels in the current quarter compared to the same period in 2021, which resulted in favorable fixed overhead absorption. In addition, our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. This was partially offset by an increase in material costs for steel, batteries and other components, due to the Covid-19 pandemic and other inflationary pressures. Shipping costs have increased globally as well as gas prices which have increased our delivery costs. We expect our cost per unit to continue to decrease as we expect to see material costs return to normalcy post pandemic. We also acquired a battery manufacturer, All Cell in March 2022, which should significantly reduce the cost of the batteries in our units. In addition, as we expect the Company to grow in 2022 and beyond, we expect our fixed overhead absorption to continue to improve.

Operating Expenses. Total operating expenses were $4.5 million for the six months ended June 30, 2022, compared to $2.5 million for the same period in the prior year, an 81% increase, but a decrease as a percentage of revenue of 11 percentage points. The increase was primarily due to $1.1 million in expenses attributable to the newly acquired All Cell, $0.4 million increase for legal and accounting services, primarily attributable to the acquisition, and $0.3 million increase for sales and marketing costs to generate increased sales levels. Increases in other operating expenses were mostly offset by a $0.2 million gain recorded from the favorable change in fair value of contingent consideration related to the All Cell acquisition.

Liquidity and Capital Resources

At June 30, 2022, we had cash of $13.8 million, compared to cash of $21.9 million at December 31, 2021. We have historically met our cash needs through a combination of debt and equity financings. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below (in thousands):

	June 30,
	2022	2021
Cash provided by (used in):
Net cash used in operating activities	$(7,425)	$(3,752)
Net cash used in investing activities	$(1,086)	$(206)
Net cash provided by financing activities	$316	$2,562

For the six months ended June 30, 2022, our cash used in operating activities was $7.4 million compared to $3.8 million for the same period in 2021. Net loss of $5.1 million for the six months ended June 30, 2022 was increased by $0.7 million of non-cash expense items that included depreciation and amortization of $0.5 million, common stock issued for services for director compensation of $0.2 million and non-cash compensation expense related to the grant of stock options of $0.2 million. Further, cash used in operations included an increase in prepaid expenses and other current assets by $3.0 million, primarily related to the prepayment of battery cells, and $3.5 million increase in inventory (i) to secure battery cells required for battery manufacturing in case of potential future supply chain challenges and (ii) due to higher work in work in process inventory nearly complete EV ARC units that were waiting for parts at June 30, 2022. The increases in prepayments and inventory are not expected to continue in future quarters, but rather should reduce to lower levels over the next 12 months. Cash provided by operations included a $0.9 million decrease in accounts receivable due to the collection of a couple of slow paying accounts from 2021, $2.1 million increase in accounts payable primarily for inventory, $0.3 million increase in deferred revenue and $0.1 million increase in accrued expenses.

Net loss of $2.9 million for the six months ended June 30, 2021 decreased by $0.5 million for non-cash expense items that included depreciation and amortization, common stock issued for services for director compensation, non-cash compensation expense related to the grant of stock options, and amortization of operating lease right of use asset. Cash used in operations for the period included a $1.0 million increase in accounts receivable due to some slow payments from Q1 shipments and a $0.8 increase in inventory based on forecasted requirements. Cash provided by operations included a $0.3 increase in accounts payable primarily due to increased inventory purchases.

Cash used in investing activities in the six months ended June 30, 2022 included $0.8 million cash payment for working capital payment related to the acquisition of All Cell and $0.2 million to purchase equipment. The three months ended June 30, 2021 included $0.2 million to fund patent related costs and to purchase equipment.

In the six months ended June 30, 2022, cash generated by our financing activities included $0.3 million from the exercise of warrants, compared to $2.6 million for the exercise of warrants for the same period in the prior year.

Current assets were $27.2 million at June 30, 2022 and $27.6 million at December 31, 2021. Current liabilities increased to $7.9 million at June 30, 2022 from $3.0 million at December 31, 2021, primarily due to the acquisition of All Cell, including additions of $2.3 million in accounts payable and accrued liabilities, $0.7 million in contingent consideration, current, based on the terms of the acquisition, and $1.5 million increase in deferred revenue for customer deposits. As a result, our working capital decreased to $19.4 million at June 30, 2022 compared to $24.6 million at December 31, 2021.

The Company has been focused on marketing and sales efforts over the past two years to support an increase in revenues. We saw a 45% increase in revenues in 2021 compared to 2020, and the first half of 2022 was 114% higher than the first half of 2021 which shows continued improvement on revenues. While the Company has still not earned a gross profit on its sale of products, as revenues increase, we expect to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Management has made several design changes and process improvements in our manufacturing operations in 2021 and the first half of 2022 which has helped to increase labor efficiency and reduce costs. At the same time, supply chain issues related to the COVID-19 virus have caused an increase in certain of our material costs, most notably in steel purchases. However, we believe that we will continue to improve our gross profit as our revenues grow. Management believes that with anticipated increased production volumes, efficiencies will continue to improve, and the fixed overhead cost per unit will decrease. In addition, our suppliers believe that costs that have increased over the past year should start to come back down in the later part of 2022. This should result in increasing gross profits on the EV ARC ™ and Solar Tree® products in the future.

The Company may be required to raise capital until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. The Company has warrants to purchase 469,621 shares of our Common Stock outstanding at June 30, 2022, which could potentially generate an additional $3.0 million of proceeds over the next 2 years, depending on the market value of our stock and the warrant holders’ ability to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow.

On March 4, 2022, the Company completed an acquisition of the assets of All Cell Technologies, LLC (“All Cell”), a leader in energy storage solutions. This strategic acquisition is expected to increase and diversify our Company’s revenue, gross profitability, manufacturing capabilities, intellectual portfolio and customer base. The Company purchased substantially all of the assets and business of All Cell for 1,055,000 shares of Beam Common Stock (“Closing Consideration”) (on the closing date, based on the closing price of the Beam Common Stock of $13.61, such shares had a value of approximately $14.4 million) plus an additional $0.8 million in cash for the net working capital of primarily inventory held by All Cell at closing. In addition to the cash paid for the working capital of $0.8 million, the Purchase Agreement requires a capital investment of not less than $1.5 million of equipment to be used for the business. All Cell is eligible to earn an additional number of shares of Beam Common Stock if Beam’s new energy storage business meets certain revenue milestones (the “Earnout Consideration”). The Earnout Consideration is: (i) two times the amount of energy storage products revenue and contracted backlog that is greater than $7.5 million for 2022, and (ii) two times the amount of energy storage products 2023 revenue only which exceeds the greater of either $13.5 million or 135% of the 2022 cumulative revenue, capped at $20.0 million. Revenues exceeding $20.0 million in 2023 will not be eligible for the Earnout Consideration. The maximum aggregate number of shares of Common Stock that the Company will issue to All Cell for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, we do not yet have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We identified the following material weakness which existed as of December 31, 2021:

•	The Company currently does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory.

•	The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall-to-wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. A manufacturing system will also provide better management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory. We plan to implement a manufacturing and purchasing system in early fiscal 2023.

In addition, we identified the following during the six months ended June 30, 2022:

•	With regard to a business combination that was completed during the quarter ended March 31, 2022, we identified that the controls over the review of the business combination were not designed effectively such that a material error in the calculation of the purchase price was not detected in a timely manner.

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2022, we continued to implement stronger processes related to ordering, counting, warehousing, valuing and transacting our inventory. We are evaluating enterprise resource planning (ERP) systems to replace our existing QuickBooks system. In addition, we evaluated the internal controls of All Cell and rolled out processes and procedures to this new acquisition which was acquired during the six months ended June 30, 2022.

During the quarter ended June 30, 2022, the Company implemented a review control over third-party valuation reports, which include formalized review procedures and enhanced communications with third-party experts which we believe will address the material weakness identified in the quarter ended March 31, 2022.

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

Dated: August 12, 2022	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

