Form 10-Q
period 2022-09-30
Beam Global
filed 2022-11-10
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 2022

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of November 4, 2022 was 10,095,562.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

(In thousands)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash	$4,680	$21,949
Accounts receivable	6,063	3,827
Prepaid expenses and other current assets	1,586	180
Inventory, net	12,187	1,611
Total current assets	24,516	27,567

Property and equipment, net	1,593	650
Operating lease right of use asset	1,795	2,030
Goodwill	4,600	–
Intangible assets, net	10,215	359
Deposits	62	52
Total assets	$42,781	$30,658

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,831	$1,567
Accrued expenses	921	727
Sales tax payable	62	57
Deferred revenue, current	1,395	136
Contingent consideration, current	4,838	–
Operating lease liabilities, current	642	468
Total current liabilities	11,689	2,955

Deferred revenue, noncurrent	233	118
Contingent consideration, noncurrent	103	–
Operating lease liabilities, noncurrent	1,213	1,607
Total liabilities	13,238	4,680

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of September 30, 2022 and December 31, 2021.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 10,095,562 and 8,971,711 shares issued or issuable and outstanding as of September 30, 2022 and December 31, 2021, respectively.	10	9
Additional paid-in-capital	99,022	83,588
Accumulated deficit	(69,489)	(57,619)

Total stockholders' equity	29,543	25,978

Total liabilities and stockholders' equity	$42,781	$30,658

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$6,611	$2,021	$14,099	$5,514

Cost of revenues	6,950	2,229	15,069	6,145

Gross loss	(339)	(208)	(970)	(631)

Operating expenses	6,468	1,481	10,933	3,953

Loss from operations	(6,807)	(1,689)	(11,903)	(4,584)

Other income (expense)
Interest income	18	1	35	4
Interest expense	–	–	(1)	–
Total other income, net	18	1	34	4

Loss before income tax expense	(6,789)	(1,688)	(11,869)	(4,580)

Income tax expense	–	–	1	1

Net loss	$(6,789)	$(1,688)	$(11,870)	$(4,581)

Net loss per share - basic	$(0.67)	$(0.19)	$(1.21)	$(0.52)
Net loss per share - diluted	$(0.67)	$(0.19)	$(1.21)	$(0.52)

Weighted average shares outstanding - basic	10,088	8,920	9,827	8,856
Weighted average shares outstanding - diluted	10,088	8,920	9,827	8,856

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Changes in Stockholders' Equity

(Unaudited, in thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Paid-in-Capital	Deficit	Equity
Balance at December 31, 2020	8,482	$8	$80,166	$(51,023)	$29,151
Stock issued for director services - vested	11	–	123	–	123
Stock issued to escrow account - unvested	(24)	–	–	–	–
Stock option expense	–	–	69	–	69
Warrants exercised for cash	389	1	2,469	–	2,470
Stock option exercise (cashless)	1	–	(47)	–	(47)
Net loss for the three months ended March 31, 2021	–	–	–	(1,251)	(1,251)
Balance at March 31, 2021	8,859	9	82,780	(52,274)	30,515

Stock issued for director services - vested	12	–	246	–	246
Stock issued to escrow account - unvested	(2)	–	–	–	–
Stock option expense	–	–	58	–	58
Warrants exercised for cash	28	–	174	–	174
Stock option exercise (cashless)	1	–	(34)	–	(34)
Net loss for the three months ended June 30, 2021	–	–	–	(1,642)	(1,642)
Balance at June 30, 2021	8,898	9	83,224	(53,916)	29,317

Stock issued for director services - vested	13	–	270	–	270
Stock issued to escrow account - unvested	(3)	–	–	–	–
Stock option expense	–	–	49	–	49
Warrants exercised for cash	6	–	41	–	41
Stock option exercise (cashless)	33	–	(544)	–	(544)
Stock option exercise (for cash)	1	–	11	–	11
Net loss for the three months ended September 30, 2021	–	–	–	(1,689)	(1,689)
Balance at September 30, 2021	8,948	$9	$83,051	$(55,605)	$27,455

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Stock	Amount	Paid-in-Capital	Deficit	Equity
Balance at December 31, 2021	8,972	$9	$83,588	$(57,619)	$25,978
Stock issued for director services - vested	5	–	107	–	107
Stock issued to escrow account - unvested	2	–	–	–	–
Stock issued for acquisition	1,055	1	14,358	–	14,359
Stock option expense	–	–	94	–	94
Warrants exercised for cash	14	–	88	–	88
Net loss	–	–	–	(2,278)	(2,278)
Balance at March 31, 2022	10,048	10	98,235	(59,897)	38,348

Stock issued for director services - vested	5	–	104	–	104
Stock issued to escrow account - unvested	(5)	–	–	–	–
Stock option expense	–	–	98	–	98
Warrants exercised for cash	36	–	228	–	228
Net loss	–	–	–	(2,803)	(2,803)
Balance at June 30, 2022	10,084	10	98,665	(62,700)	35,975

Stock issued for director services - vested	5	–	104	–	104
Stock issued to escrow account - unvested	(5)	–	–	–	–
Stock option expense	–	–	111	–	111
Warrants exercised for cash	–	–	2	–	2
Stock option exercise (cashless)	1	–	–	–	–
Stock issued for Committed Equity Facility	11	–	140	–	140
Net loss	–	–	–	(6,789)	(6,789)
Balance at September 30, 2022	10,096	$10	$99,022	$(69,489)	$29,543

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2022	2021

Operating Activities:
Net loss	$(11,870)	$(4,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	774	57
Common stock issued for services	315	639
Change in fair value of contingent consideration liabilities	3,690	–
Compensation expense related to grant of stock options	303	176
Amortization of operating lease right of use asset	15	–
Amortization of debt discount	–	27
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,236)	(689)
Prepaid expenses and other current assets	(1,020)	90
Inventory	(8,304)	(1,012)
Increase in:
Accounts payable	2,255	62
Accrued expenses	194	37
Sales tax payable	5	(19)
Deferred revenue	155	52
Net cash used in operating activities	(15,724)	(5,161)

Investing Activities:
Working capital payment for acquisition	(811)	–
Purchases of equipment	(755)	(473)
Funding of patent costs	(79)	(61)
Net cash used in investing activities	(1,645)	(534)

Financing Activities:
Taxes paid related to net share settlement of equity awards	–	(614)
Proceeds from warrant exercises	318	2,684
Payments of equity offering costs	(218)	–
Net cash provided by financing activities	100	2,070

Net decrease in cash	(17,269)	(3,625)

Cash at beginning of period	21,949	26,703

Cash at end of period	$4,680	$23,078

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$14,359	$–
Purchase of property and equipment by incurring current liabilities	$9	$–
Depreciation cost capitalized into inventory	$126	$22
Right-of-use assets obtained in exchange for lease liabilities	$192	$–
Issuance of stock for Committed Equity Line	$140	$–

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

BEAM GLOBAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Beam Global, a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Beam”), is a cleantech innovation company based in San Diego, California. We develop, design, engineer, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, outdoor media, and energy security and disaster preparedness as well as safe and compact, highly energy-dense battery solutions. Beam’s infrastructure products enable electric vehicle charging and reliable electrical power in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. Beam’s energy storage products provide high energy density in a safe, compact and bespoke form-factors ideal for the rapidly increasing numbers of mobile and stationary equipment and products which require electrical energy without being connected to the electrical grid.

On March 4, 2022, the Company acquired substantially all the assets of All Cell Technologies, LLC (“All Cell”), an energy storage solutions and technologies company based in Broadview, Illinois. Refer to note 3, Business Combination for additional details.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021, and our financial position as of September 30, 2022, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2022. As of September 30, 2022, approximately $4.9 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company continually assesses the financial strength of its customers. For the three months ended September 30, 2022, two customers accounted for 22% and 10% of total revenues each and for the nine months ended September 30, 2022, two customers accounted for 15% and 10% of total revenues each. For the three months ended September 30, 2021, revenues from one customer accounted for 74% of total revenues and for the nine months ended September 30, 2021, revenues from one customer accounted for 36% of total revenues, with no other single customer accounting for more than 10% of revenues. At September 30, 2022, accounts receivable from two customers accounted for 25% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2021, accounts receivable from four customers accounted for 30%, 22%, 13% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. For the nine months ended September 30, 2022 and 2021, the Company had a heavy concentration of sales to federal, state and local governments which represented 58% and 84% of revenues, respectively.

Significant Accounting Policies

During the nine months ended September 30, 2022, there were no changes to our significant accounting policies as described in in our Annual Report on Form 10-K for the year ended December 31, 2021. See below for our policy related to business combinations, goodwill and indefinite-lived intangible assets and fair value measurements.

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

Goodwill represents the excess of the purchase prices of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test, including macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after completing the qualitative assessment, it is determined it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes no impairment exists. Alternatively, if the Company determines in the qualitative assessment, it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge is recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The goodwill annual assessment test is performed in the fourth quarter of every year or when an event occurs, or circumstances change such that it is reasonably possible that an impairment may exist.

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

Options to purchase 279,658 shares of common stock and warrants to purchase 469,305 shares of common stock were outstanding at September 30, 2022. Options to purchase 222,383 shares of common stock and warrants to purchase 542,823 shares of common stock were outstanding at September 30, 2021. These options and warrants were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

The Company has a history of net losses. For the nine months ended September 30, 2022 and 2021, the Company had net losses of $11.9 million (which includes $5.1 million of non-cash expenses) and $4.6 million (which included $0.9 million of non-cash expenses), respectively, and net cash used in operating activities of $15.7 million and $5.2 million, respectively. During the first nine months of 2022, the $15.7 million of operating cash usage included $9.1 million to purchase inventory and to prepay vendors for inventory to reduce the risk of potential shortages of cells required for battery manufacturing, and to increase work in process and finished inventory of EV ARC™ units based on a strong revenue forecast. The prepayment and inventory balances are not expected to continue to increase and utilize cash at the same rate as the first nine months, but rather should level off or reduce to lower levels over the next 12 months.

At September 30, 2022, the Company had a cash balance of $4.7 million and working capital of $12.8 million. Based on the Company’s current operating plan, the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from September 30, 2022. The Company believes that it will become profitable in the next few years as our revenues continue to grow, we improve our gross margins and we leverage our overhead costs, but we expect to continue to incur losses for a period of time. Should the Company need to raise additional capital, in September 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley under which the Company has the right, but not the obligation, to sell up to $30.0 million shares or a maximum of 2.0 million of its common stock over a period of 24 months in its sole discretion (see note 10 for further information). Furthermore, we could pursue other equity or debt financings. In addition, the Company’s outstanding warrants have generated $0.3 million and $2.7 million of proceeds during the nine months ended September 30, 2022 and 2021, respectively. There is no guarantee that profitable operations will be achieved, the warrants will be exercised or that additional capital or debt financing will be available.

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

The estimated fair values assigned to identifiable assets acquired and liabilities assumed are provisional pending the finalization of the working capital and purchase price allocation and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to complete the allocation of purchase price as soon as practicable, but no later than one year after the acquisition date. The Company incurred $0.1 million of transaction costs during the nine months ended September 30, 2022, directly related to the acquisition that is reflected in operating expenses in the statement of operations.

Goodwill represents the excess of the total purchase price over the fair value of the underlying net assets, largely arising from synergies expected to be achieved by the combined company and expanded market opportunities. The goodwill is expected to be fully deductible for tax purposes.

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of All Cell, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration is reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the nine months ended September 30, 2022 is as follows (in thousands):

Balance as of December 31, 2021	$–
Acquisition of All Cell	1,251
Change in estimated fair value	3,690
Balance as of September 30, 2022	$4,941

The preliminary fair values assigned to identifiable intangible assets and goodwill acquired are as follows ($ in thousands):

	Value	Useful Life (yrs.)
Developed technology	$8,074	11
Trade name	1,756	10
Customer relationships	444	13
Backlog	185	1
Goodwill	4,600	N/A
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

Pro Forma Financial Information

The following pro forma financial information summarizes the combined results of operations of Beam Global and All Cell as if the companies had been combined as of the beginning of the nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$10,329	$3,869	$14,345	$7,016
Net Loss	$(9,445)	$(2,767)	$(12,589)	$(4,472)

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the nine months ended September 30, 2021. In addition, the pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The pro forma financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs, as well as removes the impact of the debt that was not acquired by the Company.

The statement of operations for the three and nine months ended September 30, 2022 includes revenues of $1.7 million and $3.5 million, and loss from operations of $5.0 million and $6.4 million, respectively, from the acquired All Cell assets.

Broadview Lease

As part of the acquisition, the Company assumed a facility lease located in Broadview, Illinois, and recorded $0.2 million in right-of-use asset and lease liability. The lease term ends on August 31, 2023 and contains clauses for annual rent escalation. Total minimum rental payments remaining as of September 30, 2022 was $0.1 million.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30,	December 31,
	2022	2021
Vendor prepayments	$1,004	$87
Related party receivable	40	27
Deferred equity offering costs	358	–
Prepaid insurance	184	66
Total prepaid expenses and other current assets	$1,586	$180

Related party receivables as of September 30, 2022 and December 31, 2021 consisted primarily of payroll related taxes due for employee stock vesting.

5.	INVENTORY

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Finished goods	$1,615	$–
Work in process	1,773	425
Raw materials	8,799	1,186
Total inventory	$12,187	$1,611

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Office furniture and equipment	$181	$132
Computer equipment and software	107	74
Leasehold improvements	165	28
Autos	337	337
Machinery and equipment	1,504	562
Total property and equipment	2,294	1,133
Less accumulated depreciation	(701)	(483)
Property and Equipment, net	$1,593	$650

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	September 30,	December 31,
	2022	2021
Accrued vacation	$169	$238
Accrued salaries and bonus	523	353
Vendor accruals	31	36
Other accrued expense	198	100
Total accrued expenses	$921	$727

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

There was no Federal income tax expense for the nine months ended September 30, 2022 or 2021 due to the Company’s net losses. Income tax expense represents minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of September 30, 2022 and no benefit has been provided for the year-to-date loss. On a quarterly basis, the company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

10.	STOCKHOLDERS’ EQUITY

Stock Issued For Acquisition

The Company issued 1,055,000 shares of its common stock upon acquiring certain assets of All Cell during the nine months ended September 30, 2022. See further discussion in note 3. Business Combination.

Committed Equity Facility

On September 2, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $30.0 million, or a maximum of 2.0 million shares of the Company’s common stock at 97% of the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day, calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales are solely at the election of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock, the Company issued 10,484 shares of its common stock and will issue an additional 10,484 shares of its common stock or a cash payment of $150,000, at the Company’s sole discretion, when the first VWAP purchase occurs.

Other than the issuance of the initial commitment shares of the Company’s common stock to B. Riley, the Company had not issued any shares of its common stock to raise capital under the Purchase Agreement as of September 30, 2022.

The Company incurred an aggregate cost of approximately $0.4 million in connection with the Purchase Agreement, including the fair value of the 10,484 shares of common stock issued to B. Riley upon the execution of the agreement, which was recorded to prepaid expenses and other current assets on the Balance Sheet to be offset against future proceeds from the sale of the Company’s common stock under the Purchase Agreement.

Awards Under Stock Incentive Plans

Stock Options

Option activity for the nine months ended September 30, 2022 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2021	263,433	$11.56
Granted	21,000	16.72
Exercised	(1,750)	6.67
Forfeited	(3,025)	37.68
Outstanding at June 30, 2022	279,658	$11.69

The Company’s stock option compensation expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. There was $1.0 million of total unrecognized compensation costs related to outstanding stock options at September 30, 2022 which will be recognized over 3.6 years. Number of stock options vested and unvested as of September 30, 2022 were 198,016 and 81,642, respectively.

Restricted Stock

A summary of activity of the restricted stock awards for the nine months ended September 30, 2022 is as follows:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2021	13,669	$20.45
Granted	7,436	20.17
Vested	(15,050)	21.03
Nonvested at September 30, 2022	6,055	$18.67

As of September 30, 2022, there were unreleased shares of common stock representing $0.1 million of unrecognized restricted stock grant expense which will be recognized over approximately 2.3 years.

Warrants

A summary of the number of shares of common stock underlying warrants outstanding for the nine months ended September 30, 2022 is as follows:

	Number of Common Stock	Weighted Average Exercise Price
Outstanding at December 31, 2021	519,658	$6.30
Exercised	(50,353)	6.30
Outstanding at September 30, 2022	469,305	$6.30

11.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product sales	$6,268	$1,966	$13,022	$5,207
Maintenance fees	17	11	37	34
Professional services	60	18	491	74
Shipping and handling	288	29	584	214
Discounts and allowances	(22)	(3)	(35)	(15)
Total revenues	$6,611	$2,021	$14,099	$5,514

During the three and nine months ended September 30, 2022 24% and 34% of revenues were derived from customers located in California, respectively. During the three and nine months ended September 30, 2021, 91% and 58% of revenues were derived from customers located in California, respectively. In addition, 2% of revenues in the nine months ended September 30, 2022 were international sales compared to none in the same period in the prior year.

At September 30, 2022 and December 31, 2021, deferred revenue was $1.6 million and $0.3 million, respectively. These amounts represented customer deposits in the amount of $1.3 million and $0.1 million for September 30, 2022 and December 31, 2021, respectively, and prepaid multi-year maintenance plans for previously sold products which account for $0.3 million and $0.2 million for September 30, 2022 and December 31, 2021, respectively, and pertain to services to be provided through 2028.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and the inability to raise additional capital or financing to implement its business plans;

(e)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives, technological obsolescence or other reasons;

(f)	litigation with or legal claims and allegations by outside parties;

(g)	insufficient revenues to cover operating costs, resulting in persistent losses;

(h)	rapid and significant changes to costs of raw materials from government tariffs or other market factors;

(i)	increasing spread of the COVID-19 pandemic and its impact on the Company’s business as well as worldwide financial markets;

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

Overall Business Outlook

Our revenues increased 156% from $5.5 million in the first nine months of 2021 to $14.1 million for the first nine months of 2022, primarily due to our investment in sales and marketing resources over the past three years which has created increased demand for our EV ARC™ renewable chargers, as well as an increase of $3.5 million in sales from our battery storage business since the closing of our acquisition of All Cell in March 2022. The Company believes there continues to be a high level of support for funding EV charging infrastructure on the federal level, including a number of federal grants available in addition to the Federal Solar Investment Tax Credit and accelerated depreciation as allowed under Section 179 of IRS code which provide a strong financial incentive for many of our target customers. Given these available resources, we invested in a federal lobbyist, a federal business development resource and a government relations employee, who are helping to identify opportunities on the federal side and are increasing awareness of our product and outreach with federal agencies. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement (BPA) which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. As a direct result, during the first nine months of 2022, revenues from the federal government increased by $2.3 million compared to the prior year. In addition, we were awarded several large federal orders in September through November 2022 that are scheduled to deliver within 12 months:

(Millions) –

Techflow, Inc. for the US Army (IMCOM)	$29.4
Veterans Administration	11.7
Department of Homeland Security	2.9
U.S. Navy Facilities - Navfac (4 orders)	1.4
US Marine Corps (4 orders)	0.7
General Services Administration (3 orders)	0.4
Science Applications International Corp (SAIC) for the US Army (2 orders)	0.4
Total	$46.9

Ongoing efforts to expand revenues to state agencies have also been successful. In June, we were awarded a new three-year statewide contract with the State of California which can be used by state, local and municipal government entities throughout the U.S., not just California, and provides previously negotiated pricing to make the procurement process easier. During the first nine months of 2022, we increased revenues to state agencies by $1.6 million compared to the same period in the prior year. In addition, in early October 2022, we were awarded a $5.3 million contract from the Department of Citywide Administrative Services (DCAS) to deploy units throughout New York City.

In addition, as companies are moving back to work from working from home during the past two years due to the pandemic, we are seeing an increase in orders for workplace charging and corporate fleets for enterprise customers. Revenues to enterprise customers for the first nine months of 2022 increased by $1.1 million compared to the same period in the prior year. We expect the electric vehicle market to continue to experience significant growth over the next decade which will require additional EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth.

We believe the Company’s acquisition of the assets of All Cell, a battery storage company, will provide new customer opportunities for our products. As a result of the acquisition of All Cell, we believe Beam’s gross margin will improve by utilizing the Beam All Cell battery in its EV ARCs™ as it did for eight years in the past, but now at lower cost. Beam’s All Cell batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from All Cell’s highly differentiated products. With the continued growth of untethered electrification, we believe there is opportunity for increased demand in these markets and others.

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

Gross margins improved as a percentage of sales in the nine months ended September 30, compared to the same period in 2021. The gross margin is the nine months ended 2022 includes $0.5 million of non-cash intangible amortization, which is not included in the prior year. The increase in EV ARC™ systems sold from 76 units in the first nine months of 2021 to 136 units in the first nine months of 2022 resulted in favorable fixed overhead absorption and improved labor efficiencies gained by the higher volume. This was partially offset by ongoing inflation and supply chain driven cost increases on many of our components, including steel, in addition to increased delivery charges due to fuel price increases. We believe these cost increases are largely a temporary increase brought on by supply chain issues resulting from plant closures and staffing shortages due to the COVID-19 pandemic as well as other transitory inflationary pressures. We are starting to see some pricing increases leveling off, and we expect costs to begin to come back down in the coming months and years. We also expect to see a reduction in the cost of our bill of materials. Batteries are the highest cost contributor to our bill of materials, but with the March 2022 purchase of All Cell’s assets, a battery manufacturer, we expect those costs to be significantly reduced. We are implementing lean manufacturing process improvements and making engineering changes to our product where we expect to benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. We continue to identify components and sub-assemblies that may be more cost effective to outsource, which may further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins over the next year.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the nine months ended September 30, 2022.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

Revenues. For the quarter ended September 30, 2022, our revenues increased 227% to $6.6 million compared to $2.0 million for the same period in 2021. Revenues to federal customers increased by $2.1 million compared to the same quarter in the prior year. In addition, we were awarded a number of contracts from federal agencies in late September and early October in line with the federal year-end. Revenues to corporate enterprises also increased during the quarter by $0.9 million compared to the prior year as employees are returning to working on-site, and as large employers are converting to electric fleets. Revenues to customers in California, consisting mostly of state agencies and municipalities, represented 24% of the total, which continues to be a strong market for EV ARC™ systems. In early October 2022, we received a contract from the Department of Citywide Administrative Services (DCAS) for $5.3 million to deploy units throughout New York City in the coming months. We also recorded energy storage revenue of $1.7 million as a result of our acquisition of All Cell which closed on March 4, 2022. Our backlog consisting of undelivered purchase orders scheduled to deliver within 12 months was $32.3 million at September 30, 2022 and has increased significantly in October with the Federal and DCAS orders. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Loss. For the quarter ended September 30, 2022, our gross loss was $0.3 million, or 5% of sales, compared to $0.2 million, or 10% of sales in the same quarter of the prior year. As a percentage of sales, the margin improved by 5 percentage points, primarily due to the increase in production levels in the current quarter compared to the third quarter of 2021, which resulted in favorable fixed overhead absorption. In addition, our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. This was partially offset by an increase of $0.2 million for non-cash intangible amortization and an increase in material costs for steel, batteries and other components, due to the COVID-19 pandemic and other inflationary pressures. Shipping costs have increased globally as well as gas prices which have increased our delivery costs. Toward the end of the third quarter, we started to see some reduction in gas prices and cost increases from our suppliers have begun to level off. We expect our cost per unit to improve as we expect to see material costs start to decrease and as our volumes increase. We also acquired a battery manufacturer, All Cell in March 2022, which is expected to significantly reduce the cost of the batteries in our units. In addition, as we expect the Company to grow in 2022 and beyond, we expect our fixed overhead absorption to continue to improve.

Operating Expenses. Total operating expenses were $6.5 million for the quarter ended September 30, 2022, compared to $1.5 million for the same period in the prior year. The increase was primarily due to a $3.9 million change in fair value of contingent consideration related to the All Cell acquisition based on an increase in 2022 forecasted revenues and backlog than expected earlier in the year. Excluding such cost, the operating expenses for the quarter ended September 30, 2022 increased by 74% compared to the same period in the prior year, driven by expenses attributable to the newly acquired All Cell business of $1.1 million.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Revenues. For the nine months ended September 30, 2022, our revenues increased 156% to $14.1 million compared to $5.5 million for the same period in 2021. Revenues to federal customers increased by $2.3 million year to date, compared to the same period in the prior year. In addition, we were awarded a number of contracts from federal agencies in late September and early October totalling more than $46.0 million, which will be delivered over the next 12 months. We recorded energy storage revenues of $3.5 million as a result of our acquisition of All Cell which closed on March 4, 2022. Our revenue to state agencies increased by $1.6 million year to date compared to the prior year, and we continue to have a strong concentration of revenues to the State of California which represents 34% of total revenues. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Loss. For the nine months ended September 30, 2022, our gross loss was $1.0 million, or 7% of sales, compared to $0.6 million, or 11% of sales in the same period of the prior year. As a percentage of sales, the margin improved by four percentage points, primarily due to the increase in production levels in the current quarter compared to the same period in 2021, which resulted in favorable fixed overhead absorption. In addition, our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. This was partially offset by an increase of $0.5 million for non-cash intangible amortization and an increase in material costs for steel, batteries and other components, due to the COVID-19 pandemic and other inflationary pressures. Shipping costs have increased globally as well as gas prices which have increased our delivery costs. Toward the end of the third quarter, we started to see some reduction in gas prices and cost increases for some of our products’ components have begun to level off. We expect our cost per unit to improve as we expect to see material costs start to decrease and as our volumes increase. We also acquired a battery manufacturer, All Cell in March 2022, which should significantly reduce the cost of the batteries in our units. In addition, as we expect the Company to grow in 2022 and beyond, we expect our fixed overhead absorption to continue to improve.

Operating Expenses. Total operating expenses were $10.9 million for the nine months ended September 30, 2022, compared to $4.0 million for the same period in the prior year, primarily due to a $3.7 million change in fair value of contingent consideration related to the All Cell acquisition. Excluding such cost, the operating expenses for the quarter ended September 30, 2022 increased by 83% compared to the same period in the prior year, driven by $2.3 million in expenses attributable to the newly acquired All Cell business, $0.4 million increase for legal and accounting services, primarily attributable to the acquisition, and $0.3 million increase for sales and marketing costs to generate increased sales levels. As a percentage of revenue, operating expenses excluding the change in fair value of contingent consideration represented a decrease of 20 percentage points.

Liquidity and Capital Resources

At September 30, 2022, we had cash of $4.7 million, compared to cash of $21.9 million at December 31, 2021. We have historically met our cash needs through a combination of debt and equity financings. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below (in thousands):

	September 30,
	2022	2021
Cash provided by (used in):
Net cash used in operating activities	$(15,724)	$(5,161)
Net cash used in investing activities	$(1,645)	$(534)
Net cash provided by financing activities	$100	$2,070

For the nine months ended September 30, 2022, our cash used in operating activities was $15.7 million compared to $5.2 million for the same period in 2021. Net loss of $11.9 million for the nine months ended September 30, 2022 was increased by $5.1 million of non-cash expense items that included a change in fair value of contingent consideration of $3.7 million, depreciation and amortization of $0.8 million, common stock issued for services for director compensation of $0.3 million and non-cash compensation expense related to the grant of stock options of $0.3 million. Further, cash used in operations included a $2.2 million increase in accounts receivable, $1.0 million increase in prepaid expenses and other current assets, primarily related to the prepayment of battery cells, and $8.3 million increase in inventory (i) to secure battery cells required for battery manufacturing in case of potential future supply chain challenges and (ii) due to higher work in process inventory of nearly complete EV ARC units that were waiting for parts as well as finished EV ARC units awaiting final delivery at September 30, 2022. The increases in prepayments and inventory are not expected to continue in future quarters, but rather should remain flat or reduce to lower levels over the next 12 months. Cash provided by operations included a $2.3 million increase in accounts payable primarily for inventory, $0.2 million increase in deferred revenue and $0.2 million increase in accrued expenses.

Net loss of $4.6 million for the nine months ended September 30, 2021 was decreased by $0.9 million in non-cash expense items that included depreciation and amortization, common stock issued for services for director compensation, non-cash compensation expense related to the grant of stock options, and amortization of operating lease right of use asset. Cash used in operations for the period included a $1.0 million increase in inventory based on forecasted requirements and a $0.7 million increase in accounts receivable due to some slow payments. Cash provided by operations included a $0.1 million increase in prepaid expenses and other current assets due to insurance prepayments, a $0.1 million increase in accounts payable for inventory purchases, and a $0.1 million increase in deferred revenue due to an increase in the sale of maintenance plans.

Cash used in investing activities in the nine months ended September 30, 2022 included $0.8 million cash payment for working capital payment related to the acquisition of All Cell, $0.8 million to purchase equipment and $0.1 million in patent costs. The nine months ended September 30, 2021 included $0.5 million to fund patent related costs and to purchase equipment.

In the nine months ended September 30, 2022, cash generated by our financing activities included $0.3 million from the exercise of warrants, compared to $2.6 million for the exercise of warrants for the same period in the prior year. Current year period also includes a $0.2 million payment of equity offering costs related to the committed equity line agreement entered into with B. Riley.

Current assets were $24.5 million at September 30, 2022 and $27.6 million at December 31, 2021. Current liabilities increased to $8.7 million at September 30, 2022 from $3.0 million at December 31, 2021, primarily due to the acquisition of All Cell, including additions of $1.3 million in accounts payable and accrued liabilities, $4.8 million in contingent consideration, current, based on the terms of the acquisition, and $1.3 million in deferred revenue for customer deposits. In addition, accounts payable for the remainder of the Company increased by $1.3 million due to increased purchases of inventory to support the increased revenue activity. As a result, our working capital decreased to $12.8 million at September 30, 2022 compared to $24.6 million at December 31, 2021.

The Company has been focused on marketing and sales efforts over the past two years to support an increase in revenues. We saw a 45% increase in revenues in 2021 compared to 2020, and the first nine months of 2022 was 156% higher than the first nine months of 2021, which shows continued improvement on revenues. While the Company has still not earned a gross profit on its sale of products, as revenues increase, we expect to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Management has made several design changes and process improvements in our manufacturing operations in 2021 and the first nine months of 2022 which has helped to increase labor efficiency and reduce costs. At the same time, supply chain issues related to the COVID-19 virus have caused an increase in certain of our material costs, most notably in steel purchases. However, we believe that we will continue to improve our gross profit as our revenues grow. Management believes that with anticipated increased production volumes, efficiencies will continue to improve, and the fixed overhead cost per unit will decrease. In addition, our suppliers believe that costs that have increased over the past year should start to decrease beginning in 2023. This should result in increasing gross profits on the EV ARC ™ and Solar Tree® products in the future.

The Company may be required to raise capital until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. In September 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley under which the Company has the right to sell up to $30.0 million shares of its common stock over a period of 24 months (see note 10 for further information.) In addition, we could pursue other equity or debt financings. Furthermore, the Company has warrants to purchase 469,305 shares of our Common Stock outstanding at September 30, 2022, which could potentially generate an additional $3.0 million of proceeds over the next 2 years, depending on the market value of our stock and the warrant holders’ ability to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow.

On March 4, 2022, the Company completed an acquisition of the assets of All Cell Technologies, LLC (“All Cell”), a leader in energy storage solutions. We believe this strategic acquisition will increase and diversify our revenue, gross profitability, manufacturing capabilities, intellectual portfolio and customer base. The Company purchased substantially all of the assets and business of All Cell for 1,055,000 shares of Beam Common Stock (“Closing Consideration”) (on the closing date, based on the closing price of the Beam Common Stock of $13.61, such shares had a value of approximately $14.4 million) plus an additional $0.8 million in cash for the net working capital of primarily inventory held by All Cell at closing. In addition to the cash paid for the working capital of $0.8 million, the Purchase Agreement requires a capital investment of not less than $1.5 million of equipment to be used for the business. All Cell is eligible to earn an additional number of shares of Beam Common Stock if Beam’s new energy storage business meets certain revenue milestones (the “Earnout Consideration”). The Earnout Consideration is: (i) two times the amount of energy storage products revenue and contracted backlog that is greater than $7.5 million for 2022, and (ii) two times the amount of energy storage products 2023 revenue only which exceeds the greater of either $13.5 million or 135% of the 2022 cumulative revenue, capped at $20.0 million. Revenues exceeding $20.0 million in 2023 will not be eligible for the Earnout Consideration. The maximum aggregate number of shares of Common Stock that the Company will issue to All Cell for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, we do not yet have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

In addition, we identified the following material weakness at March 31, 2022:

•	With regard to a business combination that was completed during the quarter ended March 31, 2022, we identified that the controls over the review of the business combination were not designed effectively such that a material error in the calculation of the purchase price was not detected in a timely manner.

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2022, we continued to implement stronger processes related to ordering, counting, warehousing, valuing and transacting our inventory. We are evaluating enterprise resource planning (ERP) systems to replace our existing QuickBooks system. In addition, we evaluated the internal controls of All Cell and rolled out processes and procedures to this new acquisition which was acquired during the nine months ended September 30, 2022.

During the quarters ended June 30 and September 30, 2022, the Company implemented a review control over third-party valuation reports, which include formalized review procedures and enhanced communications with third-party experts. We believe that these controls will address the material weakness identified in the quarter ended March 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.7	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

10.1	Common Stock Purchase Agreement	8-K	001-38868	10.1	9/2/2022

10.2	Registration Rights Agreement	8-K	001-38868	10.2	9/2/2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2022	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

