Form 10-K
period 2022-12-31
Beam Global
filed 2023-03-31
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

or

☐ Transition Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-38868

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $137,323,148 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of March 23, 2023 was 10,229,060.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report.

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

(i)	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and other reports we may file with the Securities and Exchange Commission from time to time; and

(j)	the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Beam is a clean-technology innovation company based in San Diego, California. We develop, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy storage, energy security, disaster preparedness and outdoor media advertising. Our Electric Vehicle (EV) charging infrastructure products are powered by locally generated renewable energy and enable vital and highly valuable services in locations where it is either too expensive, too disruptive or impossible to connect to a utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. We do not compete with EV charging companies; rather, we enable such companies by providing infrastructure solutions that replace the time consuming and expensive process of construction and electrical work which are usually required to install traditional grid-tied EV chargers. We also do not compete with utilities. Our products provide utilities with another tool to deliver reliable and low-cost electricity to EV chargers and, in the case of a grid failure, to first responders and others, through our integrated emergency power panels. We also provide energy storage technologies that make commodity battery cells safer, longer lasting and more energy efficient and our battery management systems (BMS) and associated packaging make batteries safe and usable in a variety of mobility, energy-security and stationary applications.

Our charging products are rapidly deployed without the need for construction or electrical work. We compete with the highly fragmented and disintegrated ecosystem of general contractors, electrical contractors, consultants, engineers, permitting specialists and others who are required to perform a traditional grid-tied EV charger installation construction and electrical project. Our clean-technology products are designed to replace a complicated, expensive, time consuming and risk prone process with an easy, low total cost of ownership, robust and reliable product.

Beam’s renewable energy infrastructure products and proprietary technology solutions target four markets that are experiencing significant growth with annual global spending in the billions of dollars.

•	electric vehicle charging infrastructure;

•	energy storage solutions;

•	energy security and disaster preparedness; and

•	outdoor media advertising.

The Company focuses on creating high-quality renewable energy products that are rapidly deployable, have diverse use cases and are attractively designed. We believe that there is a clear need for rapidly deployable and highly scalable EV charging infrastructure, and that our EV ARC™ and Solar Tree™ products fulfill that requirement. We are agnostic as to the EV charging service equipment as we do not sell EV charging, rather we sell products which enable it. Our EV ARC™ and Solar Tree™ products replace the infrastructure required to support EV chargers, not the chargers themselves. Our ability to make commodity battery cells safer, longer lived and more energy efficient is, we believe, a significant differentiator as we move to an increasingly electrified and untethered world.

We believe our chief differentiators are:

•

our patented, renewably energized products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure when compared to traditional, utility grid tied alternatives;

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

•

our ability to add sufficient electrical capacity to provide for the significant increase demand brought by EVs, without having to go through expensive, time consuming and risky utility grid expansion (adding power stations, transmission lines and distribution infrastructure like substations); and

•	our ability to continuously create new and patentable inventions which are marketable and a complex integration of our proprietary technology and parts, and other commonly available engineered components, which create a further barrier to entry for our competition.

Products and Technologies

Electric vehicle charging infrastructure

All of our infrastructure products currently incorporate the same underlying technology with a built-in renewable energy source in the form of attached solar panels and/or a light wind generator, along with battery storage which enables our products to generate and store all of their own electricity while operating without connecting to the utility grid. Our products are also able to connect to the grid if a customer values that capability. We believe that the U.S. and global utility grids lack sufficient capacity to supply enough electricity to all the new EVs and other electrical devices which are becoming increasingly available to consumers, especially considering the number of national and state governments that have announced future bans on the sale of gasoline and diesel vehicles, as early as 2025 in Norway, and 2030 in Germany, with most bans being put in place no later than 2040. Even locations with a grid connection often lack circuits which have enough capacity to support EV charging in any meaningful way. For example, parking lots might have enough electrical capacity to power lighting but not enough to power EV charging. Beam products provide that power without a requirement to increase the electrical grid capacity at a site which can often be, and we believe will increasingly be, expensive, disruptive, complex and time consuming.

We believe that there will be an increasing demand and need for rapidly deployed and highly scalable EV charging infrastructure products which do not require construction or electrical work, and which do not rely on the utility grid for a supply of electricity. We are not aware of any other products which provide a similar solution for this need as effectively as our patented products which are listed below:

•

EV ARC™ (Electric Vehicle Autonomous Renewable Charger) – Our most popular product, we believe this patented product is the world’s first and only transportable, solar powered EV charging infrastructure product on the market that fits in a parking space but does not reduce available parking. The EV ARC™ generates and stores all its own energy and supports Level I, Level II and DC Fast Charging (requiring 4 interconnected units). The electronics are elevated under the solar array which makes the unit flood-proof in up to nine and a half feet of water. It does not need a grid connection and therefore needs no trenching, switch gear, or transformer upgrades. Because there is no foundation, trench or electrical infrastructure, the EV ARC™ typically does not require a building or any other kind of permit, and it is easily transportable if a different location is desired. EV ARC™ products can charge between one and six EVs simultaneously and a single unit can provide EV charging to as many as 12 parking spaces.

Because the EV ARC™ systems are solar powered, they are not disrupted during grid interruptions such as black-outs or brown-outs which is becoming increasingly important as more transportation relies on electricity for fuel. There are no utility bills to pay and there is generally no disruptive planning or required permits from the utility or local governments. Current grid-tied EV chargers are often placed in locations where a suitable circuit is most easily accessed and cheapest to install, rather than in the most convenient and desirable locations for EV drivers. EV ARC™ systems do not need to be connected to the grid and as such, can be placed anywhere, making them a rapidly deployable and highly scalable solution for EV charging infrastructure deployed where it is wanted and needed rather than where it is cheapest and easiest to connect to the utility grid.

In 2019, we deployed our first EV ARC™ DC Fast Charging units that provide a 50kW DC fast charge to electric vehicles providing a range of up to 1,100 miles per day. We also have a patent pending on a version of the EV ARC™ which, when fully developed, will be able to provide wireless charging to suitably equipped EVs.

Because EV ARC™ systems are highly visible, we believe that they are an ideal platform for sponsored deployments wherein networks of EV ARC™ systems are deployed and owned by us and monetized through sponsorship and naming-rights agreements with corporate sponsors who are eager to have their brands associated with renewable, clean-energy by sponsoring a city-wide sponsorship of free EV charging through what we refer to as the “Driving on Sunshine” network. We intend to deploy our “Driving on Sunshine” network in highly populated areas where we will deliver free EV charging while monetizing the network of EV ARC™ systems through corporate sponsorship programs. Our products also create significant reductions in greenhouse gas and CO2 emissions which, we believe, is a further inducement to encourage corporations to sponsor our network as they may benefit from the carbon offsets generated by a network of EV ARC™ systems.

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

The National Electric Vehicle Infrastructure program (NEVI) requires 600kW of DC fast charging every 50 miles on US highways. We do not believe that the utility grid can provide this level of capacity in all locations, especially not in remote parts of the country. We believe that our Solar Tree® product could contribute to providing a solution in many of the underserved locations. We believe that this is a good example of the sort of opportunity for growth that the Solar Tree® product can contribute to Beam Global.

•	EV-Standard™ Product – On December 31, 2019, we were issued a patent for this product from the United States Patent and Trademark Office. The EV-Standard™ is currently in development and will use an existing streetlamp’s foundation and grid connection. Combining solar, wind-power and the streetlamp grid connection into on-board batteries which are stored in the EV Standard’s column, the product will deliver meaningful Level II EV charging at “curbside” or “on street”. The EV-Standard™ design combines a tracking solar panel, wind energy and utility-generated electricity from the existing streetlamp grid connection in a bank of integrated batteries. While most traditional streetlamps do not have sufficient electrical capacity to provide meaningful EV charging, the combination of all three sources of power will do so in a sustainable and economical manner. Densely populated areas do not have large open parking lots and will require EV charging solutions where drivers park on the street. The EV StandardTM can provide that without investment in expensive, disruptive and time-consuming construction or electrical work. This product will continue to charge during grid failures and greatly reduces the cost of electricity when compared to an all grid-powered solution. We believe that in some instances EV charging may be deployed at every five lamp standards or even greater density. We believe our patented EV Standard™ product, when developed, will create a significant additional opportunity for product sales and revenue generation.

Energy Storage Solutions

The global lithium-ion battery market size is projected to grow from USD 41.1 billion in 2021 to USD 116.6 billion by 2030; and it is expected to grow at a compound annual growth rate (CAGR) of 12.3% from 2021 to 2030 according to MarketsandMarkets Analysis. We are living in an increasingly electrified world and more of the devices we rely on are no longer connected to a wall socket or any kind of utility connection. This untethering requires energy storage to be more energy dense and packaged in increasingly smaller and lighter formats. Physics dictates that the storage and release of electrical energy will create heat. In extreme cases this can lead to a chain reaction within a group of battery cells that can be difficult to stop, known as “thermal runaway”, which has led to some well publicized fires. Our energy storage products create high performance energy storage solutions used in EV charging, electric vehicles, micro mobility, aviation, medical devices, robotics, stationary storage and maritime applications. We believe that we are unique in the EV charging industry in that we use our own proprietary energy storage solutions in our EV ARC™ units. Our proprietary and patented passive thermal management, modular platform architecture, and scalable battery management systems (BMS), enhance safety and performance to prevent thermal events, while extending battery life and reducing lifetime stored energy costs. We provide safe, scalable and high-powered energy storage solutions which have enabled electrified applications in many formats for Fortune 100 companies in the U.S and Internationally.

Energy Security and Disaster Preparedness

Power outages cost the United States up to $200 billion per year according to the United States Department of Energy. Our products are fully sustainable and include battery energy storage that can be used during times of grid or hydrocarbon fueled generator failure or during public safety power shutoff (PSPS) as may be required in certain jurisdictions. Our primary focus in energy security is to ensure access to EV recharging infrastructure during grid failures, such as blackouts. As the adoption of EVs increases, it will be critical to have fuel (recharging) infrastructure that is not reliant on the utility grid with its centralized vulnerabilities. We have witnessed power outages in Texas due to cold weather, in California and New York due to hot weather and in other parts of the nation whenever inclement conditions such as high winds or flooding occur. California has also been susceptible to public safety power shutoffs (PSPS) to prevent fires during high wind events. There have been kinetic and cyber attacks on the grid and the U.S. government has evidence of intrusions by nefarious nation state actors. A recent Wall Street Journal article reported that attacks on the US power grid rose 71% in 2022 over 2021. A division of the grid oversight body known as the North American Electric Reliability Corporation found that ballistic damage, intrusion and vandalism largely drove this increase. All of these events constitute significant vulnerabilities which are expensive, disruptive, inconvenient, and dangerous. As we electrify our transportation fleets, these events may become catastrophic. The U.S. has a Strategic Petroleum Reserve (SPR) to ensure that it never runs out of gasoline and diesel, but there is no strategic electric reserve. In fact, many markets are operating at capacity during peak events.

Beam’s products provide a hedge against grid failures. Our EV ARC™ and Solar Tree® currently provide, and our EV Standard™ will provide, locally generated and stored electricity and are a highly robust and secure source of power to EVs. We are engaged with government officials at every level to increase awareness of our products and the benefits they can bring to energy security. We are increasingly hearing suggestions that 25% of all EV charging infrastructure should be independent of the centralized grid. We believe that our products are uniquely positioned to fulfill this need. Our current contracts with California, Florida, New York City, and the Federal government through our General Services Administration (GSA) Multiple Award Schedule Contract should ideally position us to take advantage of what we believe will be a significant increase for the requirements of robust and sustainable EV charging infrastructure. The Biden administration has stressed increased commitment to:

1.	American made products
2.	Clean Energy
3.	Energy Security
4.	Electrified transportation
5.	Transportation infrastructure

We believe that our products are ideally suited to fulfill all of these requirements.

Outdoor Media Advertising

As the value of traditional advertising media such as television, radio, and print diminish, advertisers in the United States and abroad are looking for new outlets to capture the attention of consumers. The Company believes there is opportunity in the outdoor advertising space to place outdoor content on Beam’s infrastructure products. One objective is to sell advertising space on our products to a company, with the proceeds being used to fund the delivery of EV ARC™ systems. Beam’s current focus in the media space is selling sponsorship and naming rights to networks of EV ARC™ systems deployed across major cities, using a similar model to the Citibike program in New York City. In 2012, Citigroup Inc. paid $41 million for five years of naming rights on New York’s bike sharing program. Citibank extended the naming rights agreement for $70 million to cover the period from 2019 to 2024. Beam intends to replicate this model with our Driving on Sunshine network. Because EV ARC™ systems are highly visible, we believe that they are an ideal platform for sponsored deployments wherein networks of EV ARC™ systems are deployed and owned by us and monetized through sponsorship and naming-rights agreements with corporate sponsors who are eager to have their brands associated with the “Driving on Sunshine” network. Our products also create significant reductions in greenhouse gas and CO2 emissions which, we believe, can be used as a further inducement to encourage corporations to sponsor the networks as they may benefit from the carbon offsets generated by a network of EV ARC™ systems. We believe that the EV ARC™ will provide 20 years of service (we have had them operating in the field for almost a decade to date) and will create a long-term recurring revenue stream from sponsorships. We believe that our Driving on Sunshine network will become more valuable as more EVs are used by the public.

In 2020, the Company entered into a collaboration agreement with the City of San Diego to deploy our solar-powered EV charging infrastructure products across San Diego (Driving on Sunshine network) and we have engaged a consultant to identify potential sponsors to take advantage of this naming rights platform. The consultant has elected not to take fees from us on retainer and instead provide services for a percentage of the revenues we derive from the Driving on Sunshine network in the event that we are successful with this endeavour. The percentage payment is calculated on and in addition to our pricing and therefore not dilutive to our profitability. We view this industry expert’s willingness to work for success only fees as an indication that this business model continues to have merit.

Strategy

Target Markets

Beam’s target markets consist of several broad segments: state, municipal and federal governments and agencies, auto manufacturers, corporations, energy utility companies, universities, retail, hospitality and international markets. These segments can further be broken down into increasingly granular segments as different market opportunities are identified.

Beam’s largest customers include the U.S. Federal Government, including the Department of Homeland Security, United States Marine Corps, and many other federal agencies, the State of California, which is a conglomeration of California state agencies and municipalities, and the City of New York. Historically, the most attractive markets for Beam have been New York and California, but we have expanded the sale of units to 29 states throughout the U.S., as well as Puerto Rico and Canada. Currently the largest customer using our products is the US Army through our contract with TechFlow followed by the Veteran’s Administration purchased through the General Services Administration.

The factors below have been considered in determining favorable markets for our products:

•

Economic Factors. Our ability to deploy EV charging infrastructure with a fixed cost in environments with difficult, time consuming permitting and regulatory requirements and high construction and electrical costs.

•	Speed to deploy. As EV adoption increases the requirement for EV charging infrastructure becomes more acute and more urgent. We are able to provide EV charging to locations in many cases in less time than it would take them to pull permits for grid-tied solutions.

•	Scalability. Because we are not constrained by local construction, electrical and permitting requirements we are able to scale up EV charging deployments in a manner which is not feasible with traditional approaches because of construction, design and engineering challenges inherent in in-the-ground solutions.

•	Sociocultural Factors. High concentration of EV drivers and a cultural desire to be good stewards of the environment.

•	Technological Factors. Regions with good insolation, expensive energy costs, and poor or degraded air quality, and a lack of capacity or expensive upgrade requirements for their utility grid.

•	Consumer Products. Auto manufacturers are delivering more diverse and popular EV models such as Ford’s F150 Lightning, GM’s electric Hummer, Rivian’s RT1, Ford’s E Mustang and Kia’s EV6

Political Factors. Political statements, mandates and laws supporting policy to reduce carbon emissions through the electrification of transportation. State and local governments focusing on the transportation industry and the electrification of fleet vehicles to reduce carbon emissions.

Many of these factors have been important since the early days of EV adoption. Government tail winds are stronger than ever with many nations and states announcing the outright banning of gasoline and diesel vehicle sales during the next two decades. In the U.S., California, Oregon and the State of Washington have announced bans starting in 2035, less than seven years from now. In addition, automotive manufacturers have started production of electric vehicles which are more consistent with traditional car models that have been popular with U.S. consumers. Ford is selling an all-electric F150 pickup truck which launched in 2022. Since 1981, the F150 has been the most popular vehicle in the US and the top selling pickup truck for forty-two years in a row. The electric version of the F150 has the same towing and payload capacity and will be able to accelerate from 0 to 60 mph in under four seconds. GM has launched an electric Hummer which has 1000HP (compared to the gasoline version with 300HP) with a similar acceleration rate as the F150. A record number of new electric vehicles in the light-, medium- and heavy-duty categories were introduced in 2022.

We believe that the consumer will adopt EVs faster than many experts are predicting and that as a result, the requirement for growth in EV charging infrastructure will be more urgent than is currently forecasted or contemplated. We also believe that as the easiest (low hanging fruit) locations for grid-tied chargers are used up, the process of deploying traditionally installed and powered grid-tied EV chargers will become more expensive and time consuming. At the same time, we believe that we will continue to reduce the costs to produce our products and become faster at deploying them. During a period of significant and increasing demand, we believe that our scalability and rapid deployment will create a significant advantage for our products and our position in the market. We have recently demonstrated our ability to have a single person deploy two of our EV ARC™ systems, each capable of supporting as many as six EV chargers, in a customer parking lot at the same time.

Growth Strategy

The electric vehicle market is expected to grow at a rapid pace. Research reports indicate that the EV infrastructure market is expected to reach $222 Billion by 2030 which is a 31% compound annual growth rate (CAGR) between 2023 – 2030. California approved a plan for nearly $2.9 billion in funding for 90,000 new electric vehicle chargers in the state in December 2022 through its California Energy Commission. In addition, General Motors has committed to only offer zero-emissions vehicles by 2035 and six major automakers including Ford, Mercedes-Benz, Volvo and 3 others, along with 30 nations, signed a pledge to eliminate sales of new gas and diesel-powered cars by 2035 in leading markets. California’s Governor has also issued an executive order that by 2035, all new cars and passenger trucks sold in California must be zero-emission vehicles. Massachusetts and New Jersey have followed suit, as has the European Union, and others are expected to follow. 17 other states bind their emissions standards to California’s. We currently operate in four rapidly growing markets: EV charging infrastructure, energy storage (batteries) outdoor media advertising and energy security and disaster preparedness. Our products are being used in 29 U.S. states, over 170 municipalities, three international countries, Puerto Rico and the U.S. Virgin Islands in the Caribbean. We believe that our products have a global appeal and that we are only at a very early stage in the development of our sector. We believe that our strategic growth plan will enable us to increase our user base and revenues while increasing profitability. Our strategic growth plan includes:

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

Our sales process is heavily focused on educating prospective customers about our products. We have been heavily investing more in marketing materials and videos, and we have engaged a public relations firm to educate the market. Beam uses research to identify potential customers, as well as contacts established through trade show events and in-bound calls. We also utilize a combination of regional and industry focused campaigns, nurturing campaigns, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, Twitter, and LinkedIn). Beam is, we believe, an industry leader in the sustainable EV charging infrastructure space, and we use our website and social media to highlight our innovative products and offerings.

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

Our products may be eligible for various tax and other incentives which can significantly reduce the out-of-pocket expense paid by a customer for our products. Examples of these incentives include:

•	Federal Solar Investment Tax Credit (ITC) (Section 48 of the tax code). This may provide a tax credit, which is currently at 30% of the amount of a solar energy system purchase.

•	Rule 179 Depreciation or Bonus Depreciation - allows our customers to accelerate depreciation of their solar energy system up to 80% of the cost of the system in the first year it is in service.

•	The recent Bipartisan Infrastructure Law includes an update to an incentive which helps make EV chargers more accessible for commercial use. The tax credit for commercial entities now can be used for up to $100,000 per deployment.

In addition, President Biden has made several commitments to the funding of clean energy and EV charging at the federal level and we believe the current administration will continue incentives for products such as ours in the future. Some of the federal and state funding programs include:

•	A federal infrastructure bill passed in November 2021 designated $7.5 billion for the deployment of 500,000 EV charging stations across the US, $5.0 billion of which will be made available under the new National Electric Vehicle Infrastructure (NEVI) Formula Program which is allocated to state transportation departments and an additional $2.5 billion is available in grant opportunities to help connect rural and marginalized communities to electric vehicles. The Federal Government released a guidance manual on how NEVI funds should be spent in the first quarter of 2022. A picture of Beam Global’s products was used to illustrate the front cover of that manual.

•	California approved a plan for nearly $2.9 billion in funding for 90,000 new electric vehicle chargers in the state in December 2022 through its California Energy Commission.

•	The Federal Highway Administration (FHWA) of the US Department of Transportation published a final rule on February 29, 2023 establishing regulations setting minimum standards and requirements for projects funded under the NEVI Program which will be effective March 30, 2023 through its California Energy Commission.

•	The U.S. Department of Transportation’s new Charging and Fueling Infrastructure (CFI) Discretionary Grant Program, established by the Bipartisan Infrastructure Law, will provide $2.5 billion over five years to a wide range of applicants, including cities, counties, local governments, and tribes. This round of funding makes up to $700 million from Fiscal Years (FY) 2022 and 2023 funding available to strategically deploy EV charging and other alternative vehicle-fueling infrastructure projects in publicly accessible locations in urban and rural communities, as well as along designated Alternative Fuel Corridors (AFCs)

We believe that because our products are rapidly deployed, enhance energy security and are made in America, that we are well positioned to benefit from these and other initiatives.

Major Customer Contracts

In 2022 and 2021, we had two major customer contracts, the State of California and the General Services Administration (GSA) Multiple Award Schedule (MAS) that accounted for a substantial portion of our revenue.

Contract with the California Department of General Services. The California Contract permits California state and local government agencies, including cities, counties, special districts, California State universities, University of California systems, K-12 school districts, and community colleges, to purchase EV ARCs™, ARC Mobility™ Trailers, and related accessories from us. The initial term of our contract with the California Department of General Services (the “California Contract”) was for one year with two extension options for one year, which were exercised. In June 2018, the California Contract was renewed for up to four more years (two years with two additional one-year options), and its scope was expanded to include more of our products, including our EV ARC™ DC Fast Charging Electric Vehicle Autonomous Renewable Charger, with a California estimated value of over $20 million. In January 2021, the contract was extended through June 2022 and was expanded so that it could be utilized by government agencies across the U.S. In June 2022, we were awarded a new three-year state-wide contract which can be used by state, local and municipal government entities throughout the U.S. We have sold 234 EV ARCs™ through this contract, for a total of $16.4 million through December 31, 2022, of which 73 units totaling $5.2 million were sold in 2022.

GSA MAS Contract. The GSA MAS contract is a five-year contract effective as of November 1, 2020, awarded by the GSA following an extensive evaluation process. This contract simplifies the federal procurement process and ensures best pricing. We sold 96 EV ARCs™ through this contract totaling $7.9 million in 2022.

Competitors

We do not compete with EV charging companies or utilities. In fact, we support the major EV charging product and service providers by factory integrating their products onto ours prior to deployment. We have deployed ChargePoint, Blink, Enel, Electrify America and many other quality charging brands. We also do not compete with utilities who use our product as another tool to provide electricity, primarily for EV charging to their customers. We currently have seven utility customers and anticipate that that number will grow as more utilities become engaged in EV charging and also in deploying distributed generation resources to enhance grid stability. Our product is unique in that we are a complete solution for EV charging infrastructure requirements. Our product provides both a renewable energy source, and EV charging capability in a rapidly deployed and highly scalable construction-free format. We do compete with a number of companies which are involved in the design, construction and installation of fixed grid-connected EV charging stations that depend on the utility grid for a source of power, and on the construction and civil and electrical engineering services for the installation of traditional infrastructure.

Competition in the solar renewable energy and EV charging industries is intense, and competition is fragmented among a wide variety of entities. Companies such as Schneider, Eaton, Enel X, and Bosch manufacture EV charging units but do not offer charging services. There are many companies which offer installation services for the EV charging market. They are typically electrical and general contracting companies as well as some larger project management firms such as Black and Veatch, Bechtel, CH2M Hill and AECOM. Companies such as ChargePoint (NYSE: CHPT) and Blink (NASDAQ: BLNK) offer EV charging services and hardware but not, typically, installation. Our EV ARC™ units incorporate whatever charger the customer wants, so we are not competing with the charger company, but rather creating opportunities for them which they might not otherwise have had.

•	iSun, Inc. (Nasdaq: ISUN) offers an off-grid charging solution using solar power to charge batteries, but their product is not transportable, does not have solar tracking, does not fit in a standard parking space and requires permitting, construction and electrical work for its installation.
•	EV Sheltron uses 20ft shipping containers with batteries inside, solar panels on the roof and an EV charger bolted to the outside. They can deploy almost as fast as we can and operate off grid but there are several clear disadvantages:

o	Containers render a parking space unusable. Our products do not do that and that strength is protected by one of our patents. Most jurisdictions have a minimum number of parking spaces required for the use on the property. If you remove even one parking space then the property can drop out of compliance. Our products do not reduce available parking but shipping containers in a parking space do.
o	A 20ft shipping container does not fit into a standard legal parking space which measures 9’X18’. Two feet of the container will encroach on the drive aisle which is generally not a good idea and often illegal because drive aisles can also serve as fire lanes.
o	Container does not have BeamTrak™, our patented sun tracking and as such cannot get the same energy density which means less electricity to deliver to EVs.
o	Containers can be considered unsightly and many property owners may not want them in their parking lots even without the above points being made. We have been told that our products are viewed as attractive and we often hear that they have a sort of “Apple” look about them which enhances the customer location.
•	Paired Power offers a “pop up” solar canopy but we do not believe that it fits inside a legal sized parking space without reducing available parking. We also do not believe that it can withstand the same environmental conditions such as wind and seismic that our EV ARC™ product can. It also must be assembled by on-site personnel in contrast to EV ARC™’s rapid assembly-free unfolding deployment.
•

Volta (NYSE: SNPR) is a San Francisco based EV charging company which derives revenue through the sale of advertising. Volta provides some free charging for EVs and are deployed in shopping malls and other similar locations. While they do not have solar-powered, rapidly deployed infrastructure solutions, their business model of using media revenue instead of EV charging fees most closely matches our media business model. Volta was recently acquired by Shell.

Many solar installation companies are now fixing EV chargers to their parking lot structures and some are offering packages combining solar rooftop installations and EV charger installations for the residential marketplace. These installations are almost always grid-tied, require construction and electrical work and do not include energy storage.

Another example of an entity which is providing free or discounted EV charging infrastructure is Electrify America, the EV charging provider is required to spend approximately $2 billion on EV charging infrastructure ($800 million in California) to satisfy the requirements of a settlement with the U.S. government. Electrify America is a customer of Beam Global and has used our products to assist in the expansion of their EV charging network.

We also face competition, to some extent, from entities which are offering free or discounted EV charging infrastructure to our prospective customers. Utilities such as the three large IOUs (investor-owned utilities) in California (SDG&E, PG&E, SCE) have successfully lobbied the California Public Utility Commission for permission to rate base the costs of installations of EV chargers. As a result, they can offer the installation, or “make readies” of electrical circuits and other civil infrastructure, for a lower price or in some instances for free, to certain customers. We are adding utilities to our customer base and have provided product to seven utilities to date. We do not view utilities as long-term competition and instead view them as a significant opportunity as they increasingly add off grid solutions to their energy mix.

Where energy security is concerned, we consider the competition from companies that produce generators and combined solar and storage solutions. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider, Generac and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same value and differentiation that our EV ARC™ product delivers because our EV ARC™ systems are transportable, rapidly deployed and offer multiple layers of value beyond EV charging and emergency power. For example, during 2020, some of our EV ARC™ products were repurposed by our customers from customer locations to Covid-19 Emergency Pop-Up Centers to provide remote emergency power and EV charging.

Our competitive advantage over these other solutions includes:

o	Rapid deployability and scalability of our products. Our products offer a turnkey solution that is manufactured in our facility and delivered to a customer and can be deployed in less than an hour. This compares with requiring an entire ecosystem involving the design, engineering, permitting and constructing of civil projects which requires engaging a company, or group of companies, including architects, civil engineers, electrical engineers, zoning specialists, consultants, general contractors, electrical contractors, and EVSE vendors. These grid-tied projects can take six months to two years to complete.
o	Lower total cost of ownership. Beam’s products are powered by renewable sources. As a result, there is no charge for on-going energy to power vehicles because our products do not generate a utility bill.
o	Ability to operate during blackouts and brownouts. Most of the EV ARC™ systems we deploy include an emergency power panel that can be used for emergency power to charge other devices and emergency equipment during outages. Typical grid-tied solutions fail during grid failures and do not provide a source of emergency power. Even those grid-tied solutions that have back up battery integration rely on the grid to charge their batteries. During prolonged grid failures, those systems fail while Beam products continue to operate.

o

Because a grid connection is not required, Beam’s EV ARC™ can be located anywhere, including remote locations that are hard to connect to a grid. Most grid-tied chargers are deployed in locations where the utility grid is easy and inexpensive to connect to. Many EV drivers have experienced this when they find charging units behind supermarkets next to dumpsters. This is because the utility grid interconnection exists at the back of the store and as such that is the cheapest place to deploy. We believe that early adopters of EVs are more willing to make these sorts of concessions than mainstream consumers will be. We believe that in the future two impacts will drive the installation of EV chargers in more expensive and complicated locations where grid connection is concerned. First, the locations close to grid connections will be used first and second mainstream consumers will not be content with parking and charging in less convenient locations which are generally perceived as unsafe or ugly or both. Both impacts will drive the deployment of EV chargers in front of stores and other locations where people want to park. Those locations typically do not have readily available grid connections so the cost and complexity to bring the grid to the charger will increase dramatically. The cost and complexity to deploy our products will not increase and in fact, we believe that, like any other manufacturing company, our costs will decrease while our efficiency and deployment velocity increases.

•

We believe that the utility grid lacks sufficient capacity to replace oil as transportation fuel. The grid was not designed and has not been updated to do this. In many markets the grid is already operating at maximum capacity particularly during hot weather when people increase their air conditioning requirements. Our products provide extra capacity to charge EVs without requiring complicated, time consuming, environmentally impactful and risky expansions of the centralized utility grid infrastructure.

o	Environmentally sound product using clean energy. Grid-tied chargers rely upon electricity, more than 60% of which is generated by burning fossil fuels. The electricity our products provide is 100% emissions free. Furthermore, the construction activities required to dig trenches, manufacture and pour concrete and perform the other tasks related to the construction and electrical installation of a grid-tied charger are environmentally impactful and reduce the environmental benefits of EVs. Our products are deployed with minimal or no disruption or environmental impact making them a cleaner choice.
o	Beam products can be relocated which gives the customer the flexibility to move it if a job site changes or business needs change. Grid-tied installations are a permanent solution. Many of our customers operate in leased facilities. The transportability of our products means that a customer can remove them when a lease matures whereas grid-tied solutions become tenant improvements and a sunk investment.
o	BeamTrak™, our patented solar tracking solution which causes the solar array to follow the sun generating up to 25 percent more electricity than a fixed array, is a significant advantage for our products over any similar offering. Our unique ability to deliver 25% more driving miles to an EV from an off-grid solar installation is, we believe, a significant differentiator.
o	Our ability to continuously improve our product’s energy production while reducing costs means that while the grid-tied competition is stuck at a theoretical maximum amount of energy that can be delivered at a given location, our products have continued to deliver more power without costing more.
o	Beam offers a product that delivers DC fast charging solely from solar generation, which we have not seen in the market to date.

Manufacturing

We are headquartered in San Diego, California in a leased building of approximately 53,000 square feet professionally equipped to handle the significant growth possibilities we believe are in front of us. The facility houses our corporate operations, sales, design, engineering and product manufacturing. In 2022, we were staffed for one shift, five days a week and believe that at that level we can produce approximately 260 EV ARC™ units per year. We also believe that with an expansion of human resources, capital investment, increased engagement of contract manufacturing and operating extra shifts, we could produce approximately 4,000 EV ARC™ units a year from our current facility. As a result of our recent acquisition of All Cell in 2022, we also lease an 18,000 sq/ft facility in Broadview, Illinois where we produce our energy storage products for our own products and also for a variety of other customers who need energy storage solutions.

All of our products are currently designed, developed and manufactured in one or other of these facilities. We have been able to reduce our costs and improve our quality by performing fabrication in-house. This also provides a good environment for improving the manufacturing process as well as for the development of new products. Many of our suppliers are local which allows for shorter lead times and lower transportation costs. The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee. We sell our Solar Tree® products as an engineered kit of parts to be installed by third parties employed by the buyer of the Solar Tree® kit.

We continually endeavor to reduce component costs and make production and design improvements in both our products and our processes to reduce our manufacturing costs, while maintaining the high quality for which we strive. As unit sales continue to increase, we anticipate that we will be able to spread our fixed overhead costs over more units, reducing the cost per unit.

Customer Concentration

During 2022, 62% of our revenue was attributable to federal, state and local governments, compared to 87% in 2021. Furthermore, 23% of our revenue was attributable to the state agencies and municipalities in the State of California, compared to 55% in 2021.

Backlog

Our backlog at December 31, 2022 was $59.3 million, of which $58.8 million is deliverable within twelve months. Our backlog at December 31, 2021 was $4.1 million, of which $3.9 million is deliverable within twelve months. Reported backlog represents firm purchase orders or contracts received by customers for deliveries scheduled in the future.

Government Regulation

Businesses in general are subject to extensive regulation at the federal, state, and local level. We are subject to extensive government regulation relating to employment, health, safety, working conditions, labor relations, and the environment in the course of the conduct of our business. In order for our customers to enable the installation of some of our products, they can be required to obtain permits from local and other governmental agencies. In the event that our customers elect to connect our products to the utility grid, they must comply with the applicable rules and regulations of the relevant state public utility agencies. In order for our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. Changes to new government regulations may have a material adverse impact on our business, operating results, and financial condition.

Employees

As of the date of this report, we have 131 employees, of which 30 are temporary employees. Most of the temporary employees are retained through a temporary employment agency to maximize our flexibility and to reduce the risks and costs associated with permanent employees. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

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

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future. We were formed on June 12, 2006 and have reported annual net losses since inception. For our fiscal years ended December 31, 2022 and December 31, 2021, we experienced net losses of $19.7 million and $6.6 million, respectively, including cash and noncash expenses under generally accepted accounting principles). Non-cash expenses including depreciation, amortization, non-cash compensation and contingent consideration included in the above losses are $9.2 million and $1.3 million for fiscal years ended December 31, 2022 and December 31, 2021, respectively. Further, as of December 31, 2022, we had an accumulated deficit of $77.3 million. In addition, we expect to incur additional losses in the future, and there can be no assurance that we will achieve profitability. Our future viability, profitability and growth depend upon our ability to raise capital and successfully operate and expand our operations. We cannot assure that any of our efforts will prove successful or that we will not continue to incur operating losses.

We may need to raise additional capital or financing to continue to execute and expand our business.  Our net proceeds from a public offering in 2020 helped to fund our operations for recent years. On September 2, 2022, we entered into a Common Stock Purchase Agreement with B. Riley, under which the Company has the right, in its sole discretion, to sell to B. Riley up to $30.0 million, or a maximum of 2.0 million shares of the Company’s common stock at 97% of the volume weighted average price (“VWAP”) of the Company’s common stock. However, there is no guarantee that we can raise capital using this vehicle at terms that are acceptable to the Company if we need to fund investment in our business or if it takes longer than expected to achieve positive cashflow. We may be required to pursue sources of additional capital through various means, including sale and leasing arrangements, and debt or equity financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers. We have a few large customers including the State of California’s Department of General Services and the City of New York that generated 16% and 6%, respectively, of revenues in 2022 and 38% and 2%, respectively, of revenues in 2021. In addition, we were awarded several federal contracts in 2022, that may not be repeated in the future. The contract with the State of California can be used by a diverse group of state and local agencies within the state or across the country for the purchase of our products. The receipt of orders under this contract has been irregular and can create fluctuation in our revenues. In addition, there is no obligation for this customer to purchase any additional units, or to renew the contract when it expires. The State of California contract will expire on June 23, 2025.

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

We face intense competition, and many of our competitors have substantially greater resources than we do. We are not aware of other companies that provide a similar infrastructure product that we do, utilizing solar energy to power EV charging in a transportable product. However, we compete with traditional grid-tied charging stations. Our challenge is to market our products to ensure that potential customers in this industry are aware of our product offering. Competition in the solar renewable energy and EV charging industries is intense, and competition is fragmented among a wide variety of entities. We operate in a highly competitive environment that is characterized by price fluctuations and rapid technological change. Our competitors often have greater market recognition and substantially greater resources than we do. Competition in our market may intensify in the future. Competitors may develop products that may ultimately have costs similar to, or lower than, our projected costs. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share and our business and results of operations would be adversely affected.

A significant portion of our revenue is derived from our core product category. We are dependent on revenues from our EV ARC™ product to be successful in the future. While we now have energy storage products following our acquisition of AllCell Technologies, Inc. in 2022 and we offer our Solar Tree product and we intend to bring our EV Standard™ product to market, no assurance can be given that our EV ARC™ sales will continue to have market acceptance or that they will continue to grow in the future. The loss or reduction of sales of this product category could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

The renewably energized EV charging industry, is an emerging market that is constantly evolving and may not develop to the size or at the rate we expect. Solar and wind powered EV charging, is an emerging and constantly evolving market. We believe the industry may take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. Any future growth of EV charging, and the success of our products depend on many factors beyond our control. These factors include without limitation recognition and acceptance of EVs and EV charging products by customers and users, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives and our ability to provide our product offerings cost-effectively. If the markets for EV charging do not develop at the rate we expect, our business may be adversely affected.

Tariffs imposed pursuant to Section 201 of the Trade Act of 1974 could significantly and adversely affect our business, revenues, margins, results of operations, and cash flows. We currently have no plans to use solar modules which are subject to tariffs, however on January 23, 2018, the President of the United States issued Proclamation 9693, which approved recommendations to impose safeguard tariffs on imported solar cells and modules, based on the investigations, findings, and recommendations of the U.S. International Trade Commission (the “International Trade Commission”). Recently, we have purchased solar panels exclusively from one supplier who is exempt from these tariffs. However, additional tariffs were imposed on other products, including cells used in our batteries. It is possible that tariffs may increase the costs and restrict the supply of certain of our components, causing us harm. The imposition of tariffs is likely to result in a wide range of impacts on the targeted U.S. industries and the global market in general. Such tariffs, if our products or the parts we use to manufacture our products are ultimately determined to be subject to them, could result in significant additional costs to us. If we elected to pass such increase in costs on to our customers, they could cause a significant reduction in demand for our products.

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

The success of our business depends on the continuing contributions of Desmond Wheatley and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel. We rely heavily on the services of Desmond Wheatley, our chairman and chief executive officer, as well as other management personnel. The Compensation Committee has structured a long-term compensation plan to retain key employees, however, loss of the services of any such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors. Our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel.

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

We may face litigation in the future. As a manufacturer and seller of goods, we are exposed to the risk of litigation for a variety of reasons in addition to reasons relating to intellectual property rights, product liability lawsuits, employee lawsuits, commercial contract disputes, government enforcement actions, and other legal proceedings. We cannot assure that future litigation in which we may become involved will not have a material adverse effect on our financial condition, operating results, business performance, and business reputation.

The costs incurred by us to develop and manufacture our products may be higher than anticipated which could hurt our ability to earn a profit. We may incur substantial cost overruns in the development, manufacture, and distribution of products. The cost of production materials increased during the COVID-19 pandemic and they continue to be higher than pre-pandemic days. Unanticipated costs may force us to obtain additional capital or financing from other sources and would hinder our ability to earn a profit. If we incur cost overruns, there is no assurance that we could obtain the financing or capital to cover them.

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

Our Company depends on key suppliers. The Company sources its materials and components from a wide variety of vendors. They are standard off-the-shelf components, but these components differ between manufacturers in terms of their specifications and performance. If one of these components became unavailable, it could hinder our ability to operate profitably and have a material adverse impact on our operating results, financial condition and business performance. We may be able to secure supply from another source and incorporate it in our design, but it would require modifications which could impact product deliveries. For these components, we maintain adequate supply to mitigate any supply risk.

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

Our media branding and advertising strategy may not be profitable. We are able to equip our EV ARC™ and Solar Tree® platforms with digital advertising screens with content that can be controlled directly, and in some cases, remotely. We may also sell other forms of media across our product platforms, such as naming rights or sponsorship deals, as well as traditional fixed media. There is no assurance that the revenue model crafted for this capability will be successful or profitable or will not result in operating losses or rejection by government regulators or consumers. Sponsors and advertisers for the service may not materialize or be willing to pay the rates sought by us or our customers.

Our business may be impacted by the availability to our customers of rebates, tax credits and other financial incentives, the reduction, elimination or uncertainty of which would reduce the demand for our products. Many states offer substantial incentives to offset the cost of solar power systems, battery storage systems and EV charging infrastructure. These incentives can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). Moreover, the federal government currently offers a 30% tax credit for the installation of solar power systems and associated energy storage systems. This credit is in effect until 2032. There are additional federal grants available that encourage renewable investment. Businesses may also elect to accelerate the depreciation on their systems in the first year of ownership. Uncertainty about the introduction of, reduction in, or elimination of such incentives, or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to some of our customers, potentially resulting in significant reductions in demand for our products from non-governmental customers, which would negatively impact our sales.

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

Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail.

We maintain substantially all of our cash and cash equivalents in accounts with U.S. banks and financial institutions, including Silicon Valley Bank ("SVB"), and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Federal Reserve, the U.S. Treasury Department, and the FDIC. While the Federal Reserve, the U.S. Treasury Department, and the FDIC announced in a joint statement on March 12, 2023 that all SVB deposits, including both insured and uninsured amounts, would be available in full to account holders, a similar failure of any of the financial institutions where we maintain our cash and cash equivalents could impact our ability to access uninsured funds in a timely manner or at all. There is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position, and liquidity.

If we do not effectively diversify our bank deposits and investment portfolio, the value and liquidity of our investments may fluctuate substantially which could affect our access to capital and results of operations in a material way. Furthermore, our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements directly face liquidity constraints or failures. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our results of operations and liquidity.

Risks Relating to our Organization and our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets. Our common stock is listed on the Nasdaq Capital Market.  If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements and the minimum bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.  In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We have identified a material weakness in our internal controls over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline and raising capital could be more difficult. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could significantly decline, and our business and financial condition could be adversely affected. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline significantly.

We currently do not have effective manufacturing or purchasing systems in place to track inventory and purchasing transactions or a perpetual inventory system. The Company performs manual processes during the year to track and control our inventory and purchases. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. We are implementing new systems beginning in January 2023 with scheduled completion by the end of Q2 to automate these functions which we believe will alleviate the material weakness in 2023. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future.

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

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 53,000 square feet of office and warehouse space pursuant to a five-year lease that extends through August 30, 2025, with two one-year renewal options. Our Chicago, Illinois office consisting of 15,582 square feet of office and warehouse space is located at 2600 S. 25th Avenue, Suite Z, Broadview, Illinois, 60155 with lease term through August 31st, 2023. We are in the process of locating a new facility.

ITEM 3.	LEGAL PROCEEDINGS.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2022, and the date of this report, the Company is not involved in any material litigation matters.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “BEEM.”

On March 23, 2023, there were approximately 196 holders of record of our common stock. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

None.

ITEM 6.	Reserved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

Beam develops, manufactures and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy storage, energy security, disaster preparedness and outdoor media advertising.

The Company has designed five product lines that incorporate our proprietary technology for producing a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed. Our product lines include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. The electronics are elevated to the underside of the solar array making the unit flood-proof up to nine and a half feet and allowing adequate space to park a vehicle on the engineered ballast and traction pad which gives the product stability.

-	Solar Tree® DCFC – Off-grid, renewably energized and rapidly deployed, patented single-column mounted smart generation and energy storage system with the capability to provide a 150kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs comprised of four interconnected EV ARC™ systems and a 50kW DC fast charger.

-	EV-StandardTM – patent issued on December 31, 2019 and currently under development. A lamp standard, EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging.

-	UAV ARC™ - patent issued on November 24, 2020 and still under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

In addition, with the acquisition of All Cell Technologies, LLC (“All Cell”) in March 2022, we now offer Beam AllCell™ energy storage technology with a highly flexible lithium-ion and lithium iron phosphate battery platform architecture. The battery design uses a proprietary phase change material which provides a low-cost thermal management solution and a unique safety mechanism to prevent propagation of thermal runaway. They are ideally suited for applications where energy density, safety and specialized enclosures require high power in small spaces. Drones, submersibles, medical and recreational products and a host of micro mobility products benefit from this technology. Beam is already using AllCell™ energy storage products in EV ARC™ products for EV charging and plans to incorporate this battery technology in our new product designs that are under development.

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

We believe our chief differentiators for our electric vehicle charging infrastructure products are:

•	our patented, renewable energy products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our proprietary and patented energy solutions;

•	our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

•	our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to continuously create new and patentable inventions which are marketable and a complex integration of our proprietary technology and parts, and other commonly available engineered components, which create a further barrier to entry for our competition.

Our revenues increased from $9.0 million in 2021 to $22.0 million in 2022 we believe as a result of the ongoing maturation of the electric vehicle ecosystem, increased urgency for charging infrastructure as more EVs are adopted, an increased understanding of the challenges facing the installation and operation of utility grid-tied chargers and due to an increased investment in sales and marketing resources over the past two years. During the year ended December 31, 2022, product sales were generated from a wide variety of markets, including state and local government agencies, federal customers, commercial businesses, colleges and utilities. In 2022, a 52-unit EV ARC™ purchase was made under our contract with the State of California to provide sustainable EV charging and emergency power for 12 state government agencies in California. In 2022, we also received an order for $5.3 million from New York City to deliver EV ARCsTM throughout the city. As a result of our acquisition of All Cell in March 2022, we generated revenues of $5.2 million from sales of our solid, state-of-the-art energy storage product. In late 2020, we entered into a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement (BPA) which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. We have also invested in our federal business channel by adding a federal lobbyist, a federal business development resource and a government relations employee. These resources have helped to identify opportunities on the federal side and are increasing awareness of our product and outreach with federal agencies. They are also able to support language in legislature to increase opportunities for federal contracts or federal grants and other funding. This resulted in several large federal orders in 2022, including a $29.4 million order through Techflow, Inc. for the US Army (IMCOM), a $11.7 million order for the General Services Administration for the Department of Veterans Affairs, and several other orders for the Department of Homeland Security, US Navy Facilities, US Marine Corps, and others. In addition, there is increased support for funding EV charging infrastructure on the state and federal level, as well as a number of federal grants available in addition to the 30% Federal Solar Investment Tax Credit and Rule 179 accelerated depreciation which provide a strong financial incentive for many of our target commercial customers. We expect the electric vehicle market to continue to experience significant growth over the next decade as evidenced by 61 new electric vehicles that were launched in 2022 which will require additional EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth.

We continued to made progress in finding a sponsor for our outdoor media advertising business during 2022, working with The Superlative Group, an industry leading consultant engaged in the selling of corporate sponsorships and have identified several potential corporate sponsors for a global naming rights agreement to our network of EV ARC™ systems. Superlative is compensated only when they are successful in securing a sponsor for our Driving on Sunshine network. This business model can be replicated in other cities throughout the country. Our energy security business is connected with the deployment of our EV charging infrastructure products and serves as an additional benefit to the value proposition of our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. Our state-of-the-art storage batteries installed on our EV charging systems are immune to grid failures and provide another benefit for customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators.

We have begun development on our newest patented products - our EV Standard™ and UAV ARC™, which we expect will expand our product offerings with the same proprietary technology as our current products and allow us to expand into new markets.

Several contributing factors resulted in reporting a gross loss in both 2022 and 2021. We currently have a fixed overhead structure and facility that is underutilized but will support our expected growth over the next several years. As our revenues continue to increase, and we increase our production volumes, we will continue to increase our fixed overhead absorption which reduces our fixed overhead cost allocation per unit, as well as benefit from improved labor efficiencies and utilization and cost improvements by negotiating volume purchase discounts. We are also implementing lean manufacturing process improvements and making engineering changes to our product which we believe will result in further cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. We experienced cost increases on many of our components during 2021 and 2022, most notably our steel cost, which were brought on by supply chain issues resulting from plant closures and staffing shortages during the Covid-19 pandemic. In late 2022, we started to see these increases flatten out and some are starting to decrease, and we expect to see a reduction in the cost of our bill of materials. Batteries are the highest cost contributor to our bill of materials, but with the March 2022 purchase of AllCell Technologies, LLC, a lithium-ion battery manufacturer, we expect those costs to be significantly reduced. We have design changes to our EV ARCTM planned for 2023 that will reduce component costs and streamline the manufacturing process which will reduce the cost. We continually review the components and sub-assemblies which we manufacture or assemble in-house for which we intend to seek outsourced contracted manufacturing expertise. We believe that outsourcing certain components and sub-assemblies will further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross margins in the near future.

Critical Accounting Policies

Please refer to Note 1 in the financial statements for further information on the Company’s critical accounting policies which are summarized as follows:

Business Combination. The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows and estimates made by management. The Company records the net assets and results of operations of an acquired entity from the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Contingent consideration liability is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liability are recognized in operating expenses in the statement of operations. Contingent consideration liability related to the acquisition consists of commercial milestone payments and are valued using a Monte Carlo simulation. The fair value of commercial milestone payments reflects management’s estimates of discount rates and probability of achieving certain milestones. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in operating expense in our consolidated statements of operations.

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

Revenues from professional services for relocations, charger replacements or out of warranty repairs are recognized as services are performed. Revenue values are based upon fixed fee arrangements or hourly fee-based arrangements with agreed to hourly rates of service categories in line with expertise requirements. These services are billed to a customer as such services are provided and the customer will be obligated to make payments for such services typically within a 30-45 day period.

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

The Company generally provides a standard one-year warranty on its EV charging infrastructure products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. The Company accrues for product warranties when the loss is probable and can be reasonably estimated.

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

Share-Based Compensation. We measure and recognize compensation expense for all share-based payments based on estimated fair value. Share-based compensation expense is recognized based on the fair value on a straight-line basis over the requisite service periods of the awards. The fair value of our restricted stock and performance stock units is based on the market price of our common stock on the date of grant. The determination of the amount of share-based compensation expense for our performance stock units requires the use of certain estimates and assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of operations. At each reported period, we reassess the probability of the achievement of corporate performance goals to estimate the amount of shares to be released. Any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. If any of the assumptions or estimates used change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

Results of Operations

Comparison of Results of Operations for Fiscal Years Ended December 31, 2022 and 2021

Revenues. For the year ended December 31, 2022, our revenues increased 144% to $22.0 million compared to $9.0 million for 2021. Revenues to federal customers increased by $4.5 million. In addition, we were awarded a number of contracts from federal agencies in late September and early October of 2022 totaling more than $46.0 million, which we intend to deliver over the next 12 months. Some of these units shipped in the quarter ended December 31, 2022, with the balance scheduled for delivery in 2023. We recorded energy storage revenues of $5.2 million as a result of our acquisition of All Cell which closed on March 4, 2022. Our revenue to state agencies increased by $0.8 million compared to the prior year, and we continue to have a strong concentration of revenues to the State of California and state of New York, which represent 29% and 18% of total revenues, respectively. Revenues derived from non-government entities increased to 37% of our total revenues in 2022 representing a partial return to pre-COVID levels, compared to 13% of our total revenues in 2021. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Loss. For the year ended December 31, 2022, our gross loss was $1.7 million, or 8% of sales, compared to $1.0 million, or 11% of sales in the prior year. As a percentage of sales, the margin improved by three percentage points, primarily due to the increase in production levels in the current quarter compared to 2021, which resulted in favorable fixed overhead absorption. In addition, our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. This was partially offset by an increase of $0.8 million for non-cash intangible amortization and an increase in material costs for steel, batteries and other components, due to the COVID-19 pandemic and other inflationary pressures. Shipping costs have increased globally as well as gas and transportation prices which have increased our delivery costs. Toward the end of the year, we started to see some reduction in gas prices and our products’ components. We expect our cost per unit to improve as we expect to see material costs start to decrease and as our volumes increase. We also acquired a battery manufacturer, All Cell in March 2022, which should significantly reduce the cost of the batteries in our units. In addition, as we expect the Company to grow in 2023 and beyond, we expect our fixed overhead absorption to continue to improve.

Operating Expenses. Total operating expenses were $18.0 million for the year ended December 31, 2022, compared to $5.6 million in the prior year, primarily due to a $5.5 million change in fair value of contingent consideration related to the All Cell acquisition. Excluding such cost, the operating expenses for the year ended December 31, 2022 increased by $6.9 million compared to the prior year, driven by $3.4 million in expenses attributable to the newly acquired All Cell business, $2.3 million increase in employee non-cash compensation, including a $1.6 million increase in employee non-cash stock-based compensation, $0.6 million increase for legal and accounting services, primarily attributable to the acquisition, and $0.5 million increase for sales and marketing costs to generate increased sales levels. As a percentage of revenue, operating expenses excluding the change in fair value of contingent consideration decreased by 6 percentage points.

Liquidity and Capital Resources

At December 31, 2022, we had cash of $1.7 million, compared to cash of $21.9 million at December 31, 2021. We have historically met our cash needs through a combination of debt and equity financings. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	December 31,
	2,022	2021
Cash provided by (used in):
Net cash used in operating activities	$(18,114)	$(6,408)
Net cash used in investing activities	$(1,812)	$(582)
Net cash (used in) provided by financing activities	$(342)	$2,236

For the year ended December 31, 2022, our cash used in operating activities was $18.1 million compared to $6.4 million for the year ended December 31, 2021. Net loss of $19.7 million for the year ended December 31, 2022 was increased by $9.1 million of non-cash expense items that included a change in fair value of contingent consideration of $5.5 million, depreciation and amortization of $1.1 million, common stock issued for services for director compensation of $0.4 million and employee stock-based compensation expense of $2.0 million. Further, cash used in operations included a $0.6 million increase in accounts receivable, $0.8 million increase in prepaid expenses and other current assets, primarily related to the prepayment of battery cells, and $8.2 million increase in inventory (i) to secure battery cells required for battery manufacturing in case of potential future supply chain challenges and (ii) due to higher work in process inventory of nearly complete EV ARCTM units as well as finished EV ARCTM units awaiting final delivery at December 31, 2022. The increases in prepayments and inventory are not expected to continue in future quarters, but rather should remain flat or reduce to lower levels over the next 12 months. Cash provided by operations included a $1.3 million increase in accounts payable primarily for inventory and $0.9 million increase in accrued expenses.

Our operating activities resulted in cash used in operations of $6.4 million for the year ended December 31, 2021. Net loss of $6.6 million for the year ended December 31, 2021 was increased by $1.3 million of non-cash expense items that included depreciation and amortization of $0.1 million, common stock issued for services for director compensation of $0.7 million and non-cash compensation expense related to the grant of stock options of $0.4 million primarily due to an increase in the stock price in the year ended December 31, 2021. Further, cash used in operations included an increase in accounts receivable of $2.0 million due to a strong fourth quarter revenue in 2021 compared to 2020 and $0.5 million increase in inventory due to inventory purchases to support increased sales activity. Cash provided by operations included a decrease in prepaid expenses and other current assets of $0.1 million, an increase in accounts payable of $0.8 million due to inventory purchases, $0.3 million increase in accrued expenses primarily due to compensation related accruals at the end of the year and $0.1 million for an increase in deferred revenue.

Cash used in investing activities in the year ended December 31, 2022 included $0.8 million cash payment for working capital payment related to the acquisition of All Cell, $0.9 million to purchase equipment and $0.1 million in patent costs. The year ended December 31, 2021 included $0.1 million to fund patent related costs and $0.5 million to purchase equipment, primarily for production and transportation.

In 2022, cash generated by our financing activities included $0.5 million from the exercise of warrants, $0.5 million used to cover payroll taxes related to stock-based compensation and $0.3 million payment of equity offering costs related to the committed equity line agreement entered into with B. Riley. In 2021, cash generated by our financing activities included $2.9 million from the exercise of warrants, offset by $0.6 million used to cover payroll taxes for cashless stock option exercises.

Current assets decreased to $19.9 million at December 31, 2022 from $27.6 million at December 31, 2021, primarily due to a $20.3 million decrease in cash, offset by a $10.6 million increase in inventory and $1.4 million increase in prepaid expenses and other current assets. Current liabilities increased to $13.2 million at December 31, 2022 from $3.0 million at December 31, 2021, primarily due to the recording of $6.8 million current portion of contingent consideration, a $1.3 million increase in accounts payable for purchases of inventory to support the increased sales forecast, $1.0 million increase in current deferred revenue and a $1.0 million increase in accrued expenses. As a result, our working capital decreased to $6.8 million at December 31, 2022 compared to $24.6 million at December 31, 2021.

The Company has been focused on marketing and sales efforts to increase our revenues. Revenues increased by 45% from 2020 to 2021 and 144% from 2021 to 2022, demonstrating that this investment has been successful. While the Company has still not earned a gross profit on its sale of products, gross profit has improved even during an inflationary period, and as revenues increase, we expect to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Management has made several design changes and process improvements in our manufacturing operations in 2021 and 2022 which has helped to increase labor efficiency and reduce costs. At the same time, supply chain issues related to the COVID-19 virus have caused an increase in certain of our material costs, most notably in steel purchases. However, we believe that we will continue to improve our gross profit as our revenues grow. Management believes that with anticipated increased production volumes, efficiencies will continue to improve, and the fixed overhead cost per unit will decrease. In addition, our suppliers believe that costs that have increased over the past year should start to decrease beginning in 2023. This should result in increasing gross profits on the EV ARC ™ and Solar Tree® products in the future.

The Company may be required to raise capital until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. In September 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley under which the Company has the right to sell up to $30.0 million shares of its common stock over a period of 24 months (see note 10 for further information.) In addition, we could pursue other equity or debt financings. Furthermore, the Company has warrants to purchase 440,204 shares of our Common Stock outstanding at December 31, 2022, which could potentially generate an additional $2.8 million of proceeds over the next 1.3 years, depending on the market value of our stock and the warrant holders’ ability to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow.

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

Management believes that evolution in the operations of the Company may allow it to execute on its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, continued management of overhead costs, increased overhead absorption resulting from volume growth, process improvements and vendor negotiations leading to cost reductions, increased public awareness of the Company and its products, and the continued acceleration of average sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those operating objectives.

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

In September 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) under which the Company has the right, but not the obligation, to sell up to $30.0 million shares or a maximum of 2.0 million shares of its common stock over a period of 24 months in its sole discretion.

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

At the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weakness in internal controls as identified below under “Management’s Report on Internal Control Over Financial Reporting”. Since the type of material weakness identified below have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute material weakness that therefore affects disclosure controls and procedures.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, we do not yet have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We identified the following material weakness which existed as of December 31, 2022:

•	The Company currently does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory.

The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall-to-wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. While manual controls improved significantly in 2022 at our San Diego location, we determined we had similar issues with manufacturing systems at our Chicago facility that was added in 2022 as a result of the AllCell Technologies, Inc. acquisition. A manufacturing system will provide automated processes, better controls, and improved management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory.

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of December 31, 2022.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2022, we significantly improved our manual inventory processes related to ordering, counting, warehousing, valuing and transacting our inventory at our San Diego facility. We selected an ERP System and began planning the implementation scheduled for January through June 2023. At the same time, we continue to implement process improvements in our Chicago facility which will provide for better controls in manufacturing.

At March 31, 2022, we identified the following material weakness:

•	With regard to a business combination that was completed during the quarter ended March 31, 2022, we identified that the controls over the review of the business combination were not designed effectively such that a material error in the calculation of the purchase price was not detected in a timely manner.

During the quarters ended June 30, September 30, 2022, and December 31, 2022, the Company implemented a control to review third-party valuation reports, which include formalized review procedures and enhanced communications with third-party experts. We believe that these controls have effectively addressed the material weakness identified in the quarter ended March 31, 2022 and that this no longer represents a material weakness.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

2.	Financial Statement Schedules

None

3.	Exhibits

The following exhibits are included with this filing:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement By and Between Beam Global and AllCell Technologies, LLC dated February 16, 2022	8-K	001-38868	10.1	2/23/2022

3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.6	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-38868	4.1	3/30/2020

4.2	Form of Investor Warrant	S-1	333-226040	4.2	4/11/2019

4.3	Warrant Agency Agreement by and between Envision Solar International, Inc. and Corporate Stock Transfer, Inc.	8-K	001-38868	4.2	4/18/2019

4.4	Form of Representative Warrant	8-K	001-38868	4.1	4/18/2019

4.5	Form of Warrant issued to bridge lender on August 27, 2018	8-K	001-38868	10.3	8/31/2018

4.6	Form of Warrant for Bridge Refinance Convertible Secured Promissory Note	S-1	333-226040	4.6	3/25/2019

10.1*	2011 Stock Incentive Plan of Envision Solar International, Inc., dated as of August 10, 2011	10-Q	001-38868	4.1	8/15/2011

10.2*	Form of Restricted Stock Agreement	10-Q	001-38868	10.3	11/14/2019

10.3*	Form of Stock Option Agreement	10-Q	001-38868	10.4	11/14/2019

10.4	Amended and Restated 10% Subordinated Convertible Promissory Note, dated as of December 31, 2010, issued to John Evey	8-K	000-53204	10.22	2/12/2010

10.5*	Employment Agreement by and between Envision Solar International, Inc. and Desmond Wheatley, effective as of January 1, 2016	8-K	000-53204	10.1	10/20/2016

10.6*	Amendment to Employment Agreement for Desmond Wheatley, effective as of January 1, 2016	S-1	333-226040	10.30	9/24/2018

10.7*	Amendment to Employment Agreement for Desmond Wheatley, effective as of January 1, 2021	8-K	000-53204	10.1	2/12/2021

10.8	Revolving Convertible Promissory Note, dated September 18, 2017	8-K	000-53204	10.1	9/22/2017

10.9	Security Agreement -Purchase Order Financing, dated September 18, 2017	8-K	000-53204	10.3	9/22/2017

10.10	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017	8-K	000-53204	10.4	9/22/2017

10.11	Promissory Note for bridge loan, dated August 27, 2018	8-K	001-38868	10.1	8/31/2018

10.12	Securities Purchase Agreement for the bridge loan, dated August 27, 2018	8-K	000-53204	10.2	8/31/2018

10.13*	Promissory Note for Deferred Compensation of Desmond Wheatley, dated effective January 15, 2016	S-1	333-226040	10.31	9/24/2018

10.14	Amendment to Promissory Note with SFE VCF, LLC, dated December 1, 2018	S-1	333-226040	10.35	3/25/2019

10.15*	Offer letter to Katherine H. McDermott, dated July 12, 2019	8-K	001-38868	10.1	7/23/2019

10.16*	Change in Control Severance Benefit Plan	8-K	000-53204	10.2	2/12/2021

10.17	Lease Agreement – 5660 Eastgate Dr.	10-Q	000-53204	10.1	11/12/2020

10.18	2021 Beam Global Equity Incentive Plan	8-K	001-38868	10.1	6/14/2021

10.19	Common Stock Purchase Agreement	8-K	001-38868	10.1	9/2/2022

10.20	Registration Rights Agreement	8-K	001-38868	10.2	9/2/2022

10.21*	Restricted Stock Unit Award Agreement	8-K	001-38868	10.1	11/17/2022

10.22*	Performance Stock Unit Award Agreement	8-K	001-38868	10.2	11/17/2022

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	X

* Indicates a management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

Not applicable

Beam Global

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Beam Global

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Beam Global (the Company) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Acquired Intangible Assets and Contingent Consideration

As described in Note 3 to the financial statements, the Company completed the acquisition of substantially all the assets of All Cell Technologies, LLC. (“All Cell”) for $16.4 million on March 4, 2022. The purchase price included contingent consideration of $1.25 million. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values, including identified intangible assets of $10.4 million and resulting goodwill of $4.6 million. In order to value the identified intangible assets, which included developed technology, a tradename, and customer relationships, the Company used an income approach and valuation model. The model requires management to make significant assumptions, which include, where applicable, forecasted future cash flows, forecasted revenue growth rates, a royalty rate and discount rates.

We identified the valuation of acquired intangible assets and contingent consideration as of acquisition date as a critical audit matter as there was a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, when performing audit procedures and evaluating audit evidence related to the reasonableness of significant estimates and assumptions utilized in management’s calculations.

Our audit procedures related to the significant estimates and assumptions over the valuation of acquired intangibles and contingent consideration included the following, among others:

•	We evaluated the reasonableness of management’s forecasts of future cash flows and revenue growth rates by comparing historical results of All Cell, certain peer companies, and actual results to management’s forecasts.

•	We evaluated the reasonableness of managements’ projections of future revenue and estimated backlog used in measuring the fair value of the contingent consideration and intangible assets by comparing the significant assumptions used to market participant projection growth rates, current industry and economic trends and actual historical performance.

•	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology, royalty rate and discount rates utilized by management by:

−	Testing the source information underlying the determination of the royalty rate and discount rates and testing the mathematical accuracy of the calculations.

−	Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Los Angeles, California

March 31, 2023

Beam Global

Balance Sheets

(In thousands)

	December 31,	December 31,
	2022	2021

Assets
Current assets
Cash	$1,681	$21,949
Accounts receivable	4,429	3,827
Prepaid expenses and other current assets	1,579	180
Inventory	12,246	1,611
Total current assets	19,935	27,567

Property and equipment, net	1,548	650
Operating lease right of use asset	1,638	2,030
Goodwill	4,600	–
Intangible assets, net	9,947	359
Deposits	62	52
Total assets	$37,730	$30,658

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,865	$1,567
Accrued expenses	1,687	727
Sales tax payable	33	57
Deferred revenue, current	1,183	136
Contingent consideration, current	6,776	–
Operating lease liabilities, current	628	468
Total current liabilities	13,172	2,955

Deferred revenue, noncurrent	266	118
Contingent consideration, noncurrent	15	–
Operating lease liabilities, noncurrent	1,070	1,607
Total liabilities	14,523	4,680

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of December 31, 2022 and December 31, 2021.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 10,178,306 and 8,971,711 shares issued or issuable and outstanding as of December 31, 2022 and December 31, 2021, respectively.	10	9
Additional paid-in-capital	100,498	83,588
Accumulated deficit	(77,301)	(57,619)

Total stockholders' equity	23,207	25,978

Total liabilities and stockholders' equity	$37,730	$30,658

The accompanying notes are an integral part of these Financial Statements

Beam Global

Statements of Operations

(In thousands, except per share data)

	2022	2021

Revenues	$21,995	$9,002

Cost of revenues	23,662	9,974

Gross loss	(1,667)	(972)

Operating expenses	18,049	5,627

Loss from operations	(19,716)	(6,599)

Other income (expense)
Interest income	37	5
Interest expense	(1)	(1)
Total other income, net	36	4

Loss before income tax expense	(19,680)	(6,595)

Income tax expense	2	1

Net loss	$(19,682)	$(6,596)

Net loss per share - basic	$(1.99)	$(0.74)
Net loss per share - diluted	$(1.99)	$(0.74)

Weighted average shares outstanding - basic	9,909	8,882
Weighted average shares outstanding - diluted	9,909	8,882

The accompanying notes are an integral part of these Financial Statements

Beam Global

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2022 and 2021

(In thousands)

	Common		Additional Paid-in-	Total Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	8,482	$8	$80,166	$(51,023)	$29,151
Stock issued for director services - vested	41	–	742	–	742
Stock issued to escrow account - unvested	(34)	–	–	–	–
Stock option expense	–	–	445	–	445
Warrants exercised for cash	446	1	2,854	–	2,855
Stock option exercise (cashless)	36	–	(630)	–	(630)
Stock option exercise (for cash)	1	–	11	–	11
Net loss	–	–	–	(6,596)	(6,596)
Balance at December 31, 2021	8,972	9	83,588	(57,619)	25,978
Stock issued for director services - vested	22	–	410	–	410
Stock issued to escrow account - unvested	4	–	–	–	–
Stock issued for acquisition	1,055	1	14,358	–	14,359
Employee stock-based compensation expense	–	–	2,000	–	2,000
Warrants exercised for cash	79	–	501	–	501
Stock option exercise and restricted stock unit vestings (cashless)	34	–	(499)	–	(499)
Stock issued for Committed Equity Facility	11	–	140	–	140
Sale of stock under Committed Equity Facility	1	–	–	–	–
Net loss	–	–	–	(19,682)	(19,682)
Balance at December 31, 2022	10,178	$10	$100,498	$(77,301)	$23,207

The accompanying notes are an integral part of these Financial Statements

Beam Global

Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2022	2021

Operating Activities:
Net loss	$(19,682)	$(6,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,104	93
Common stock issued for services	410	742
Change in fair value of contingent consideration liabilities	5,540	–
Employee stock-based compensation	2,000	445
Amortization of operating lease right of use asset	15	32
Other	27	–
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(602)	(2,041)
Prepaid expenses and other current assets	(846)	141
Inventory	(8,244)	(486)
Increase in:
Accounts payable	1,293	816
Accrued expenses	919	335
Sales tax payable	(24)	(35)
Deferred revenue	(24)	146
Net cash used in operating activities	(18,114)	(6,408)

Investing Activities:
Working capital payment for acquisition	(811)	–
Purchases of equipment	(872)	(498)
Funding of patent costs	(129)	(84)
Net cash used in investing activities	(1,812)	(582)

Financing Activities:
Taxes paid related to net share settlement of equity awards	(499)	(630)
Proceeds from stock option exercises	–	11
Proceeds from warrant exercises	501	2,855
Payments of equity offering costs	(344)	–
Net cash (used in) provided by financing activities	(342)	2,236

Net decrease in cash	(20,268)	(4,754)

Cash at beginning of period	21,949	26,703

Cash at end of period	$1,681	$21,949

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$1	$1

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$14,359	$–
Purchase of property and equipment by incurring current liabilities	$5	$23
Depreciation cost capitalized into inventory	$245	$32
Right-of-use assets obtained in exchange for lease liabilities	$192	$–
Issuance of stock for Committed Equity Line	$140	$–

The accompanying notes are an integral part of these Financial Statements

BEAM GLOBAL

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE ORGANIZATION

Beam Global (formerly Envision Solar International, Inc.) was incorporated in June 2006 as a limited liability company (“LLC”). Through a series of transactions and mergers, including a series of 2010 transactions where the then existing entity was acquired by an inactive publicly held company in a transaction treated as a recapitalization of the company, the resulting entity became Envision Solar International, Inc., a Nevada Corporation. On September 15, 2020, Envision Solar International, Inc. announced its rebranding and changed its corporate name to Beam Global (hereinafter the “Company”, “us”, “we”, “our” or “Beam”) and trading on Nasdaq: BEEM and BEEMW.

On March 4, 2022, the Company acquired substantially all the assets of All Cell Technologies, LLC (“All Cell”), an energy storage solutions and technologies company based in Broadview, Illinois. Refer to note 3, Business Combination for additional details.

NATURE OF OPERATIONS

Beam is a cleantech innovation company based in San Diego, California and Broadview, Illinois. We develop, design, engineer, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security and disaster preparedness as well as safe and compact, highly energy-dense battery solutions. Beam’s products enable vital and highly valuable energy production in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. Beam’s energy storage products provide high energy density in a safe, compact and bespoke form-factors ideal for the rapidly increasing numbers of mobile and stationary equipment and products which require electrical energy without being connected to the electrical grid.

Beam’s products and proprietary technology solutions target four markets that are experiencing significant growth with annual global spending in the billions of dollars:

•	electric vehicle (EV) charging infrastructure;

•	energy storage solutions;

•	energy security and disaster preparedness; and

•	outdoor media advertising.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of contingent consideration liability, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through December 31, 2022. As of December 31, 2022, approximately $2.2 million of the Company’s cash deposits were greater than the federally insured limits.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which immediately appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. All deposits and substantially all the asset of SVB were transferred to Silicon Valley Bridge Bank, N.A. (“SVBB”), which is no longer affiliated with SVB. The Company has full access to all of its deposited funds with SVBB and is in the process of establishing new accounts with a separate bank for its operations.

Major Customers

The Company continually assesses the financial strength of its customers. For the year ended December 31, 2022, one customer accounted for 11% of total revenues. For the year ended December 31, 2021, revenues from two customers accounted for 33% and 13% of total revenues each. At December 31, 2022, accounts receivable from three customers accounted for 30%, 15% and 11% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2021, accounts receivable from four customers accounted for 30%, 22%, 13% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. For the years ended December 31, 2022 and 2021, the Company had a heavy concentration of sales to federal, state and local governments which represented 62% and 87% of revenues, respectively.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2022 or December 31, 2021.

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

The Company’s financial instruments such as accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses are carried at historical cost basis. At December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, our historical write-off experience, net of recoveries, and economic conditions. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. There were no write-offs for bad debt in 2022 or 2021, and no allowances for doubtful accounts as of the years ended December 31, 2022 and 2021.

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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 7 years, except for leasehold improvements for which the depreciation is recorded over the shorter of the lease term or the estimated useful life. Expenditures for maintenance and repairs, along with fixed assets below our capitalization threshold, are expensed as incurred.

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

GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Administrative costs for patents for which it believes it will achieve future economic value benefits are accumulated on the balance sheet as a patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned.

Assets acquired, including identifiable intangible assets, are recorded at fair value upon acquisition and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives except for customer relationships, for which the amortization is recorded on an accelerated method over the estimate useful life.

Goodwill represents the excess of the purchase prices of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company is required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Such assessment is performed at the reporting unit level, for which the Company has one. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test, including macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after completing the qualitative assessment, it is determined it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes no impairment exists. Alternatively, if the Company determines in the qualitative assessment, it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge is recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The goodwill annual assessment test is performed in the fourth quarter of every year or when an event occurs, or circumstances change such that it is reasonably possible that an impairment may exist. There were no such triggering events during the year ended December 31, 2022 and the annual testing was performed in the fourth quarter with no impairment identified.

Long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no events triggering a review for impairment during the year ended December 31, 2022.

REVENUE RECOGNITION

Revenue is recognized by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

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

Revenues from professional services such as relocations, charger replacements or out of warranty repairs are recognized when services are performed. Revenue values are based upon fixed fee arrangements or hourly fee-based arrangements with agreed to hourly rates of service categories in line with expertise requirements. These services are billed to a customer as such services are provided and the customer will be obligated to make payments for such services typically within a 30-45 day period.

Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities; shipping and handling fees billed to customers are recorded as revenues.

Any deposits received from a customer prior to delivery of the purchased product or monies paid prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

The Company generally provides a standard one-year warranty on its EV charging infrastructure products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. The Company accrues for product warranties when the loss is probable and can be reasonably estimated. During the year-ended December 31, 2022, the Company recorded a $0.2 million product warranty accrual in Accrued Expenses with an offset to Cost of Revenues, of which $0.1 million in repairs were completed during the year ended December 31, 2022. For the year ended December 31, 2021, the Company had no product warranty accrual based on the Company’s minimal warranty expense.

COST OF REVENUES

The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, all of which are included in inventory prior to a sale, as costs of revenues. The Company further includes shipping and handling costs as cost of revenues.

RESEARCH AND DEVELOPMENT

Expenditures for research and development of the Company’s products are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $1.2 million and $0.4 million for the years ending December 31, 2022 and 2021, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. Advertising costs are charged to operations and included in operating expenses when incurred. Such amounts aggregated $0.2 million in 2022 and $0.1 million in 2021.

STOCK-BASED COMPENSATION

Compensation expense related to stock awards are measured based on an estimated fair value and the portion of the award that is ultimately expected to vest is recognized as an expense over the shorter of the service periods or vesting periods using the straight-line attribution method.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred, as a reversal of share-based compensation expense related to awards that will not vest. The fair value of restricted stock units is determined based on the closing market price of the Company’s common stock on the grant date. Compensation expense for time-based restricted stock units (RSUs) is recognized ratably over the vesting period. A portion of RSUs granted contain performance conditions for vesting tied to specific Company goals, such as gross margin and revenue targets (PSUs). For the purpose of measuring compensation expense of PSUs, the number of shares expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2022, tax years 2019 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Options to purchase 336,758 common shares, warrants to purchase 440,204 shares of common stock, and restricted stock units to purchase 213,750 common shares were outstanding at December 31, 2022. Options to purchase 263,433 common shares and warrants to purchase 519,658 shares of common stock were outstanding at December 31, 2021. There were no restricted stock units outstanding at December 31, 2021. These shares were not included in the computation of diluted loss per share for the years ended December 31, 2022 and 2021 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

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

SEGMENTS

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. For periods through the date of the All Cell acquisition, the Company had, and reported in, one reportable segment. Subsequent to the acquisition of All Cell, management continues to review financial results, manage the business and allocate resources on an aggregate basis. Therefore, financial results continue to be reported in a single operating segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company has a history of net losses, including in the accompanying financial statements for the years ended December 31, 2022 and 2021 where the Company had net losses of $19.7 million (which includes $9.1 million of non-cash expenses) and $6.6 million (which includes $1.3 million of non-cash expenses), respectively, and net cash used in operating activities of $18.1 million and $6.4 million, respectively. During 2022, the $18.1 million of operating cash usage included $9.0 million increase in inventory and inventory-related prepayments to vendors to reduce the risk of potential shortages of cells required for battery manufacturing, and to increase work in process and finished inventory of EV ARC™ units based on forecasted requirements.

At December 31, 2022, the Company had a cash balance of $1.7 million and working capital of $6.8 million. The working capital balance has been reduced by a current liability of $6.8 million for contingent consideration, which is non-cash. Based on the Company’s current operating plan, the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report. In September 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) under which the Company has the right, but not the obligation, to sell up to $30.0 million shares or a maximum of 2.0 million shares of its common stock over a period of 24 months in its sole discretion (see note 11 for further information). The Company issued 37,741 shares in January and February 2023 for $.7 million under this agreement. Furthermore, we could pursue other equity or debt financings. In addition, the Company’s outstanding warrants have generated $0.5 million and $2.9 million of proceeds during the year ended December 31, 2022 and 2021, respectively. The Company believes that it will become profitable in the next few years as our revenues continue to grow, we improve our gross margins and we leverage our overhead costs, but we expect to continue to incur losses for a period of time. There is no guarantee that profitable operations will be achieved, the warrants will be exercised or that additional capital or debt financing will be available.

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

The fair value of consideration transferred consisted of the following (in thousands):

Common Stock	$14,359
Working Capital Cash Payment	811
Earnout Consideration	1,251
Total consideration transferred	$16,421

The following table summarizes the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Inventory	$2,146
Prepaid expenses	28
Deposits	10
Property, plant and equipment	397
Right-of-use asset	192
Intangible assets, including goodwill	15,059
Total assets acquired	17,832

Customer deposits	(1,219)
Lease liability	(192)
Total liabilities assumed	(1,411)

Total assets and liabilities assumed	$16,421

The Company incurred $0.1 million of transaction costs during the year ended December 31, 2022, directly related to the acquisition that is reflected in operating expenses in the statement of operations.

Goodwill represents the excess of the total purchase price over the fair value of the underlying net assets, largely arising from synergies expected to be achieved by the combined company and expanded market opportunities. The goodwill is expected to be fully deductible for tax purposes.

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of All Cell, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration is reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the year ended December 31, 2022 is as follows (in thousands):

Balance as of December 31, 2021	$–
Acquisition of All Cell	1,251
Change in estimated fair value	5,540
Balance as of December 31, 2022	$6,791

The fair values assigned to identifiable intangible assets and goodwill acquired are as follows ($ in thousands):

	Value	Useful Life (yrs.)
Developed technology	$8,074	11
Trade name	1,756	10
Customer relationships	444	13
Backlog	185	1
Goodwill	4,600	N/A
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

Pro Forma Unaudited Financial Information

The following pro forma unaudited financial information summarizes the combined results of operations of Beam Global and All Cell as if the companies had been combined as of the beginning of the year ended December 31, 2021 (unaudited and in thousands):

	Year Ended December 31,
	2022	2021
Revenues	$22,241	$14,399
Net Loss	$(20,395)	$(10,551)

The pro forma unaudited financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the year ended December 31, 2021. In addition, the pro forma unaudited financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The pro forma unaudited financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs, as well as removes the impact of the debt that was not acquired by the Company and payments to a non-employee.

The statement of operations for the year ended December 31, 2022 includes revenues of $5.2 million and loss from operations of $10.1 million, respectively, from the acquired All Cell business.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31,	December 31,
	2022	2021
Vendor prepayments	$1,049	$87
Deferred equity offering costs	344	–
Prepaid insurance	106	66
Related party receivable	38	27
Other	42	–
Total prepaid expenses and other current assets	$1,579	$180

Related party receivables as of December 31, 2022 and 2021 consisted primarily of payroll related taxes due for stock-based compensation.

5.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of December 31, 2022 and 2021, inventory consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Finished goods	$2,814	$–
Work in process	1,771	425
Raw materials	7,661	1,186
Total inventory	$12,246	$1,611

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Office furniture and equipment	$186	$132
Computer equipment and software	118	74
Leasehold improvements	180	28
Autos	337	337
Machinery and equipment	1,556	562
Total property and equipment	2,377	1,133
Less accumulated depreciation	(829)	(483)
Property and Equipment, net	$1,548	$650

Depreciation expense for 2022 and 2021 was $0.4 million and $0.1 million, respectively. In 2022, $0.2 million of depreciation was capitalized into inventory as manufacturing overhead costs. Depreciation capitalized in 2021 was immaterial.

7.	INTANGIBLE ASSETS

Intangible assets, net as of December 31, 2022 consist of the following (in thousands):

	December 31,2022
	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(612)	11
Trade name	1,756	(146)	10
Customer relationships	444	(49)	13
Backlog	185	(154)	1
Patents	491	(42)	20
Intangible assets, net	$10,950	$(1,003)

Intangible assets as of December 31, 2021 consisted of patents, for which the gross carrying amount was $0.4 million. Amortization expense for the year ended December 31, 2022 was $1.0 million and immaterial for the year ended December 31, 2021. Amortization expense for intangible assets held as of December 31, 2022 will be $1.2 million for 2023, and $1.1 million for each of the years 2024 – 2027.

8.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	December 31,	December 31,
	2022	2021
Accrued vacation	$190	$238
Accrued salaries and bonus	1,220	353
Vendor accruals	85	36
Other accrued expense	192	100
Total accrued expenses	$1,687	$727

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments:

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments. Since inception, the Company entered into agreements to act as a reseller for certain vendors; joint development contracts with third parties; referral agreements where the Company would pay a referral fee to the referrer for business generated; sales agent agreements whereby sales agents would receive a fee equal to a percentage of revenues generated by the agent; business development agreements and strategic alliance agreements where both parties agree to cooperate and provide business opportunities to each other and in some instances, provide for a right of first refusal with respect to certain projects of the other parties; agreements with vendors where the vendor may provide marketing, investor relations, public relations, software licenses, technical consulting or subcontractor services, vendor arrangements with non-binding minimum purchasing provisions, and financial advisory agreements where the financial advisor would receive a fee and/or commission for raising capital for the Company.

10.	LEASES

On September 1, 2020, the Company entered into a five-year operating lease with two one-year options to extend the term of the lease. At this time, it is not reasonably certain that the Company will extend the term of the lease and, therefore, the renewal periods have been excluded from the right-of-use (“ROU”) asset. As part of the All Cell acquisition, the Company assumed a facility lease located in Broadview, Illinois, and recorded $0.2 million in right-of-use asset and lease liability. The lease term ends on August 31, 2023 and contains clauses for annual rent escalation. The present values of the lease payment streams were calculated using an effective borrowing rate of 10%. The Company is currently evaluating options for its battery manufacturing facility.

During the twelve months ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million and $0.4 million, respectively. Operating lease cost for the twelve months ended December 31, 2022 and 2021 were $0.8 million and $0.7 million, respectively.

The future minimum rental commitments for our operating leases reconciled to the lease liability as of December 31, 2022 is as follows (in thousands):

December 31, 2022
2023	762
2024	689
2025	468
Total undiscounted future minimum payments	1,919
Less imputed interest	(221)
Total lease liability	$1,698

11. STOCKHOLDERS’ EQUITY

Stock Issued For Acquisition

The Company issued 1,055,000 shares of its common stock upon acquiring certain assets of All Cell during the year ended December 31, 2022. See further discussion in note 3. Business Combination.

Committed Equity Facility

On September 2, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $30.0 million, or a maximum of 2.0 million shares of the Company’s common stock at 97% of the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day, calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales are solely at the election of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock, the Company issued 10,484 shares of its common stock and will issue an additional 10,484 shares of its common stock or a cash payment of $150,000, at the Company’s sole discretion, sometime after the first VWAP purchase occurs.

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

During the year ended December 31, 2022, the Company issued 1,436 shares under this agreement. The proceeds were fully offset by costs previously deferred.

Awards Under Stock Incentive Plans

On June 9, 2021, the Company’s stockholders approved the Beam Global 2021 Equity Incentive Plan (the “2021 Plan”) under which 2,000,000 shares of the Company’s common stock are allowed to be issued pursuant to the exercise of stock options or other awards granted under such plan in addition to the 630,000 shares previously allowed under the Beam Global 2011 Stock Incentive Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors or compensation committee. As of December 31, 2022, 1.9 million shares remain available to grant under the 2021 Plan.

Stock Options

Stock options are granted to new and existing employees. New employee option grants generally have a term of ten years and vest ratably over four years. Existing employee option grants generally have a term of ten years and vest immediately upon grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock based on our historical volatility. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate.

We used the assumptions in the table below and we assumed there would not be dividends granted for the options granted in fiscal 2022 and 2021:

	2022	2021
Expected volatility	94.94% - 97.41%	93.03% - 99.32%
Expected term	5 - 7 Years	5 - 7 Years
Risk-free interest rate	1.55% - 3.86%	1.25% - 1.38%
Weighted average FV	$13.02	$19.55

Option activity for the years ended December 31, 2022 and 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	341,808	$11.27
Granted	43,300	24.63
Exercised	(97,192)	13.28
Forfeited	(24,483)	23.84
Outstanding at December 31, 2021	263,433	11.56
Granted	78,400	16.72
Exercised	(1,750)	6.67
Forfeited	(3,325)	36.25
Outstanding at December 31, 2022	336,758	$12.54	7.04 Years
Exercisable at December 31, 2022	225,360	$8.89	6.30 Years

The Company’s stock option compensation expense was $0.9 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively, and there was $1.1 million of total unrecognized compensation costs related to outstanding stock options at December 31, 2022 which will be recognized over 3.9 years. Total intrinsic value of options exercised was immaterial for the year ended December 31, 2022 and $1.8 million during the year ended December 31, 2021. Total intrinsic value of options outstanding and options exercisable were $2.2 million and $1.9 million, respectively, as of December 31, 2022. Number of stock options vested and unvested as of December 31, 2022 were 251,129 and 85,629, respectively.

Restricted Stock Units

In November 2022, the Company granted 285,000 restricted stock units (RSUs) to its Chief Executive Officer (CEO), half of which contains performance conditions (PSUs). 50% of the RSUs without performance condition vested upon grant, with 25% vesting on February 1st of 2024 and 2025. The number of shares issuable under the PSUs are determined based on the achievement of performance metrics specific to the Company that is measured at the end of fiscal year 2024.

A summary of activity of the RSUs for the year ended December 31, 2022 is as follows:

	PSU Nonvested Shares	RSU Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2021	–	–	$–
Granted	142,500	142,500	13.05
Vested	–	(71,250)	13.05
Nonvested at December 31, 2022	142,500	71,250	$13.05

Stock compensation expense related to restricted stock units was $1.1 million during the year ended December 31, 2022, with $2.6 million in unrecognized stock compensation expense remaining to be recognized over 2.2 years as of December 31, 2022. Fair value of restricted stock units vested during the year ended December 31, 2022 was $0.9 million.

Restricted Stock Awards

The Company issues restricted stock to the members of its board of directors as compensation for such members’ services. Such grants generally vest ratably over four quarters. The Company also issues restricted stock to its CEO, for which generally 50% of the shares granted vest ratably over four quarters and the remaining 50% vest ratably over twelve quarters. The common stock related to these awards are issued to an escrow account on the date of grant and released to the grantee upon vest. The fair value is determined based on the closing stock price of the Company’s common stock on the date granted and the related expense is recognized ratably over the vesting period.

A summary of activity of the restricted stock awards for the years ended December 31, 2022 and 2021 is as follows:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2020	46,563	$12.28
Granted	20,444	31.41
Vested	(40,513)	18.32
Forfeited	(12,825)	14.95
Nonvested at December 31, 2021	13,669	20.45
Granted	26,136	14.68
Vested	(21,940)	18.75
Nonvested at December 31, 2022	17,865	$14.11

Stock compensation expense related to restricted stock awards was $0.4 million and $0.7 million during the years ended December 31, 2022 and 2021, respectively. Fair values of restricted stock vested during the years ended December 31, 2022 and 2021 were $0.4 million and $1.4 million, respectively.

As of December 31, 2022, there were unreleased shares of common stock representing $0.3 million of unrecognized restricted stock grant expense which will be recognized over two years.

Warrants

A summary of activity of warrants outstanding for the years ended December 31, 2022 and 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	965,584	$6.33
Exercised	(445,926)	6.40
Outstanding at December 31, 2021	519,658	6.30
Exercised	(79,454)	6.30
Outstanding at December 31, 2022	440,204	$6.30
Exercisable at December 31, 2022	440,204	$6.30

Exercisable warrants as of December 31, 2022 have a weighted average remaining contractual life of 1.30 years. The intrinsic value of the exercisable shares of the warrants at December 31, 2022 was $4.9 million.

During the year ended December 31, 2021, 433,937 warrants to purchase shares of the Company’s registered common stock and 11,989 warrants to purchase shares of the Company’s unregistered common stock were exercised generating $2.9 million. The unregistered securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All warrants exercised during the year ended December 31, 2022 were for the Company’s common stock.

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Year Ended
	December 31,
	2022	2021
Product sales	$20,347	$8,574
Maintenance fees	53	44
Professional services	527	98
Shipping and handling	1,137	319
Discounts and allowances	(69)	(33)
Total revenues	$21,995	$9,002

During the year ended December 31, 2022 and 2021, 29% and 62% of revenues were derived from customers located in California, respectively. In addition, 9% of revenues in the year ended December 31, 2022 were international sales compared to none in the prior year.

At December 31, 2022 and 2021, deferred revenue was $1.4 million and $0.3 million, respectively. These amounts consisted mainly of customer deposits in the amount of $1.0 million and $0.1 million for December 31, 2022 and 2021, respectively and prepaid multi-year maintenance plans for previously sold products which account for $0.3 million and $0.2 million for December 31, 2022 and 2021, respectively, and pertain to services to be provided through 2028. Revenue recognized during the year ended December 31, 2022 which pertained to revenue deferred in prior years was $0.1 million and immaterial for the year ended December 31, 2021.

13.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2022 and 2021 due to the Company’s net losses. Income tax expense represents minimum state taxes due.

The blended Federal and State tax rate of 28.50% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows (in thousands):

	Year Ended December 31,
	2022	2021
Computed “expected” tax expense (benefit)	$(4,136)	$(1,385)
State taxes, net of federal benefit	(1,383)	(568)
Non-deductible stock options	(3)	(329)
Non-deductible items	154	2
True-up to tax return	9	(41)
Change in deferred tax asset valuation allowance	5,361	2,322
Total	$2	$1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Stock options	$701	$407
Deferred Revenue	118	71
Capitalized R&D	234	–
Change in fair value of contingent consideration	1,579	–
Patents/Intangible Assets	113	–
Other	278	93
Net operating loss carryforward	15,372	12,484
Total gross deferred tax assets	18,395	13,055
Less: Deferred tax asset valuation allowance	(18,339)	(12,978)
Total net deferred tax assets	56	77
Deferred tax liabilities:
Patents	–	(24)
Depreciation	(56)	(53)
Total deferred tax liabilities	(56)	(77)
Total net deferred taxes	$–	$–

As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. The valuation allowance at December 31, 2022 was $18.3 million. The increase in the valuation allowance during 2022 was $5.4 million.

At December 31, 2022, the Company has a net operating loss carry forward of $55.2 million, of which $25.1 million is available to offset future net income through 2037. The net operating loss (“NOL”) expires during the years 2027 to 2037 and $30.1 million may be carried forward indefinitely and limited to offsetting 80% of taxable income. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2022. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

14.	SUBSEQUENT EVENTS

On March 22, 2023, Beam Global entered into a five year agreement with OCI Limited to provide a supply chain line of credit for up to $100 million. Beam Global intends to use the funds to provide working capital to support business growth.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beam Global

Dated: March 31, 2023	By:	/s/ Desmond Wheatley
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ Desmond Wheatley	Chief Executive Officer, President and Chairman	March 31, 2023
Desmond Wheatley

Principal Financial Officer and Principal Accounting Officer:

/s/ Katherine H. McDermott	Chief Financial Officer	March 31, 2023
Katherine H. McDermott

Directors:

/s/ Peter Davidson	Director	March 31, 2023
Peter Davidson

/s/ Anthony Posawatz	Director	March 31, 2023
Anthony Posawatz

/s/ Nancy Floyd	Director	March 31, 2023
Nancy Floyd

S-1