Form 10-K/A
period 2022-12-31
Beam Global
filed 2023-05-01
CIK 1398805

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of April 28, 2023 was 10,760,195.

Auditor Name	Auditor Location	Auditor Firm ID
RSM US LLP	Los Angeles, California	49

EXPLANATORY NOTE: Beam Global (the “Company”) files this Amendment No. 1 (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K, as filed by the Company on March 31, 2023 (the “Original Filing”), solely to amend and restate Part III, Item 10 through Item 14, and to update Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2023 Annual Meeting of Stockholders. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the 2022 Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the 2022 Annual Report on Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this report is limited in scope to the items identified above and should be read in conjunction with the 2022 Annual Report on Form 10-K.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers, directors, and director nominees (ages as of April 28, 2023):

Name	Age	Position
Desmond Wheatley	57	President, Chief Executive Officer, and Chairman of the Board of Directors
Katherine McDermott	63	Chief Financial Officer
Sandra Peterson	60	Vice President of Sales and Marketing
Anthony Posawatz (1)(2)	63	Director
Peter Davidson (1)	63	Director
Nancy Floyd (1)	68	Director

______________________

(1)	Member of the Audit, Compensation and Nominating & Governance Committees
(2)	Lead Independent Director

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

 Anthony Posawatz has served as a director of the Company since February 2016. He currently serves on our Audit, Compensation and Nominating Committees. Mr. Posawatz has been an automotive industry professional for over 40 years. Since September 2013, Mr. Posawatz has served as the president and chief executive officer of Invictus iCAR, LLC, an automotive innovation consulting and advisory firm focused on assisting energy and auto clean technology companies. He served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 30 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production (beginning in 2006 as a founding member and the first employee #1). He currently serves as a member of several boards of directors, including INRIX, Lucid Group, Beam Global, Nanoramic Laboratories, Metalsa & Zapp EV. Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in Mechanical Engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

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

Board Meetings and Director Communications

In 2022, the Board of Directors held 7 meetings and each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he or she served. Although we have no formal policy regarding director attendance at annual meetings, we encourage all directors to attend.

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

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2022. Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2022, Mr. Wheatley, our current President and Chief Executive Officer, was an employee. Compensation for Mr. Wheatley is discussed in “Executive Compensation.”

Name	Fees Earned or Paid in Cash (1)	Restricted Stock Awards (2)	Total
Anthony Posawatz	$23,000	$96,250	$119,250
Peter Davidson	$23,000	$68,750	$91,750
Nancy Floyd	$23,500	$68,750	$92,250

________________

(1)	Represents the cash quarterly retainer and the meeting attendance fees earned by the non-employee directors.
(2)	Represents the aggregate grant date fair value for restricted stock awards granted during 2022, computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe, except as set forth below, that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2022:

•	Form 3 reporting the initial securities ownership of Townsend AC, LLC for shares acquired on March 4, 2022.
•	Form 4s reporting restricted stock awards granted to each of Anthony Posawatz, Nancy Floyd and Peter Davidson on October 3, 2022.
•	Form 4 reporting a restricted stock award granted, and the withholding of a portion of that award, to Desmond Wheatley on November 10, 2022.

ITEM 11.	EXECUTIVE COMPENSATION.

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

The compensation received by our Named Executive Officers is based primarily on their experience and knowledge as well as their responsibilities and individual contributions to the Company. In addition, the Compensation Committee conducted a compensation benchmarking study in 2022 with an independent, credible consultant to provide guidance on compensation for members of the executive team, including the Named Executive Officers. This study provided data and recommendations for a competitive pay structure.

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

Benchmarking

In 2022, we utilized a third-party to conduct a compensation benchmarking study to provide guidance in the development of our executive compensation. When making compensation decisions, our Board of Directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly traded and privately held companies. Our Board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily the only factor in setting executive compensation. Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position. Due to the size of our company, it is difficult to collect information pertaining to a formal peer group for this purpose. We used data across a broader range of companies and will tighten our peer group over time.

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

Incentive Compensation Awards

A bonus plan was established for the services of our named executive officers for 2022 and 2021. Bonus targets were set as a percentage of base pay of 100% for the Chief Executive Officer and 20% for the Chief Financial Officer. Goals for 2022 included: (1) the growth in our revenue, (2) improved gross margin (3) acquisitions that will benefit the Company, (4) strong investor outreach, (5) filling key positions at the Company and other specific goals for these individuals. Goals for 2021 included (1) the growth in our revenue, (2) the closing of public offerings, (3) development of large business opportunities, (4) strong investor outreach, (5) filling key positions at the Company other specific goals for these individuals. Payment for bonuses pertaining to 2022 is expected to be made in the second quarter of 2023. Payment for bonuses pertaining to 2021 was made in 2022.

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

Benefits and Prerequisites

The Company offers paid vacation and sick leave pay, in addition to a full range of benefits, including health care, dental, vision, life insurance and long-term disability. The Company also offers a 401(k) Plan for savings and includes a company match up to 3% of pay for the Company’s employees. We may adopt additional plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Summary Compensation Table

The following table provides information regarding the compensation of our Named Executive Officers during the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Desmond Wheatley	2022	400,000	350,000	3,869,250	–	–	33,965	(2)	4,653,215
President and Chief	2021	300,000	75,000	112,500	–	–	–		487,500
Executive Officer

Katherine McDermott	2022	220,000	220,000	–	–	–	–		440,000
Chief Financial Officer	2021	220,000	44,000	–	–	–	–		264,000

Sandra Peterson	2022	195,000	39,000	–	–	–			234,000
VP of Sales and Marketing	2021	195,000	39,000	–	–	–	18,739	(3)	252,739

Officers as a Group	2022	815,000	609,000	3,869,250	–	–	33,965		5,327,215
	2021	715,000	158,000	112,500	–	–	18,739		1,004,239

_____________________

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.
(2)	Mr. Wheatley’s all other compensation reflects amounts paid by the Company for federal income taxes for common stock that vested in June and September 2022.
(3)	Ms. Peterson’s all other compensation reflects relocation compensation.

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

On November 10, 2022, the Board approved a stock grant under the Company’s 2021 Equity Incentive Plan, consisting of (i) a one-time grant of 142,500 restricted stock units (“RSUs”) and (ii) a target number of 142,500 performance restricted stock units (“PRSUs”) to further incentivize and align Mr. Wheatley’s interest with the Company. For the RSUs, 50% vested upon the grant date, 25% will vest on February 1, 2024 and 25% will vest on February 1, 2025. The PRSUs are tied to three-year revenue and gross margin goals for the Company and will vest upon determination of performance by the Compensation Committee during January or February 2025. On December 15, 2022, the Board approved an increase in Mr. Wheatley’s annual cash compensation from $300,000 to $400,000 and his target bonus was increased from 25% to 100% of his base pay effective January 1, 2022.

Katherine McDermott. Ms. McDermott and the Company agreed to an offer letter dated July 15, 2019 (the “Offer Letter”) whereby the Company agreed to pay Ms. McDermott an annual salary of $220,000 per year. Ms. McDermott is eligible for an annual bonus up to 20% of her base salary subject to performance metrics established by the Company. The Company also granted Ms. McDermott an option to purchase up to 49,104 shares of the Company’s common stock at an exercise price equal to $5.78 which vest over a four-year period. In December 21, 2022, the Company’s Board of Directors approved an amendment to Ms. McDermott’s compensation whereby the annual salary increased to $300,000 per year beginning in 2023, and Ms. McDermott’s annual bonus eligibility was increased from 20% to 100% of the base salary, subject to performance metrics established by the Company. Concurrently with this change, the Board of Directors approved a bonus for Ms. McDermott of $220,000 for fiscal year 2022, which is payable in fiscal year 2023.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2022.

Name and Principal Position	Option Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised			Option
	options (#)	options (#)		Option exercise	expiration
	exercisable(1)	unexercisable(1)		price ($)	date
Desmond Wheatley	87,000	—		7.50	10/17/2026
President and Chief Executive Officer
Katherine McDermott	41,943	7,161	(2)	5.78	7/23/2029
Chief Financial Officer
Sandra Peterson	36,828	12,276	(3)	4.57	1/2/2030
VP of Sales and Marketing

_______________________

(1)	Stock options to purchase our common stock were granted pursuant to our 2011 Stock Incentive Plan.
(2)	1,023 of these stock options vest monthly and will be fully vested on July 31, 2023.
(3)	1,023 of these stock options vest monthly and will be fully vested on December 31, 2023.

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

Incentive Plan Awards

From January 1, 2022 through December 31, 2022, the Company granted a total of 78,400 stock options under the 2021 Plan, which were granted to 51 of its employees.

The following table sets forth certain information regarding our 2011 and 2021 Plan as of December 31, 2022:

Number of Securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
336,758	$12.54	1,716,070

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 28, 2023 by:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers;
(3)	each of our directors; and
(4)	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on April 28, 2023.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 28, 2023. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 10,760,195 shares of our common stock outstanding as of April 28, 2023.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Beam Global, 5660 Eastgate Drive, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Named Executive Officers, Directors and Director Nominees:
Desmond Wheatley (1)	189,949	1.75%
Katherine McDermott (2)	47,058	*
Sandra Peterson (3)	41,943	*
Anthony Posawatz (4)	64,895	*
Peter Davidson (5)	46,434	*
Nancy Floyd (6)	13,992	*
All current executive officers and directors as a group (6 persons) (7)	404,271	3.71%
5% Stockholders:
Townsend AC, LLC (8)	1,065,115	9.90%
230 Schilling Circle, Suite 120
Hunt Valley, MD 21031
Keshif Ventures, LLC (9)	668,278	6.21%
11512 El Camino Real, Suite 340
San Diego, CA 92130

_________________

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Mr. Wheatley is our President and Chief Executive Officer and Chairman of our Board of Directors. His beneficial ownership consists of 87,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after April 28, 2023 and 102,949 shares that have been issued pursuant to RSAs and RSUs, of which 2,549 shares are subject to forfeiture in the event Mr. Wheatley ceases to provide services to the Company.
(2)	Ms. McDermott is our Chief Financial Officer. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after April 28, 2023.
(3)	Ms. Peterson is our VP of Sales and Marketing. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after April 28, 2023.
(4)	Mr. Posawatz serves as a member of our Board of Directors. His beneficial ownership consists of 64,895 shares that have been issued pursuant to RSAs, of which 3,850 shares are subject to forfeiture in the event Mr. Posawatz ceases to provide services to the Company.
(5)	Mr. Davidson serves as a member of our Board of Directors. His beneficial ownership consists of 46,434 shares that have been issued pursuant to RSAs, of which 2,750 shares are subject to forfeiture in the event Mr. Davidson ceases to provide services to the Company.
(6)	Nancy C. Floyd serves as a member of our Board of Directors. Her beneficial ownership consists of 13,992 shares that have been issued pursuant to RSAs, of which 2,750 shares are subject to forfeiture in the event Ms. Floyd ceases to provide services to the Company.
(7)	Beneficial ownership consists of (i) 228,870 shares of common stock and (ii) 175,401 shares of common stock subject to options exercisable within 60 days of April 28, 2023, in each case beneficially owned by our current executive officers and directors, of which 11,899 shares are subject to cancellation.
(8)	Townsend AC, LLC consists of 1,065,115 shares of common stock based on the transfer agent shares outstanding report.
(9)	Keshif Ventures consists of 668,278 shares of common stock based on the transfer agent shares outstanding report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the director and executive officer compensation arrangements and indemnification arrangements discussed above under “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” since January 1, 2021, we have not been a party to any transactions in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest, other than compensation described above in “Non-Employee Director Compensation” and “EXECUTIVE COMPENSATION”.

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

Director Independence

See section “Director Independence” set forth in Item 10 above is incorporated into this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth all fees accrued or paid to RSM for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit Fees (1)	$783,363	$204,640
Audit Related Fees(2)	115,500	–
Tax Fees	–	–
All Other Fees	–	–
	$898,863	$204,640

________________
(1)	Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Audit Related Fees consist of professional services related to issuance of comfort and consent letters.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2022 and 2021, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed by RSM US LLP were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2022, there were no other professional services provided by RSM US LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of RSM US LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

_______________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beam Global

Dated: May 1, 2023	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman
(Principal Executive Officer)

