Form 10-Q
period 2023-03-31
Beam Global
filed 2023-05-15
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2023

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of May 9, 2023 was 10,760,195.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022

Assets
Current assets
Cash	$990	$1,681
Accounts receivable	6,882	4,429
Prepaid expenses and other current assets	2,839	1,579
Inventory	12,745	12,246
Total current assets	23,456	19,935

Property and equipment, net	1,714	1,548
Operating lease right of use asset	1,477	1,638
Goodwill	4,600	4,600
Intangible assets, net	9,673	9,947
Deposits	62	62
Total assets	$40,982	$37,730

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,080	$2,865
Accrued expenses	2,578	1,687
Sales tax payable	13	33
Deferred revenue, current	871	1,183
Contingent consideration, current	6,776	6,776
Operating lease liabilities, current	613	628
Total current liabilities	17,931	13,172

Deferred revenue, noncurrent	273	266
Contingent consideration, noncurrent	2	15
Operating lease liabilities, noncurrent	924	1,070
Total liabilities	19,130	14,523

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of March 31, 2023 and December 31, 2022.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 10,238,389 and 10,178,306 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	10	10
Additional paid-in-capital	102,974	100,498
Accumulated deficit	(81,132)	(77,301)

Total stockholders' equity	21,852	23,207

Total liabilities and stockholders' equity	$40,982	$37,730

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$13,020	$3,770

Cost of revenues	13,015	4,075

Gross profit (loss)	5	(305)

Operating expenses	3,846	1,975

Loss from operations	(3,841)	(2,280)

Other income	11	2

Loss before income tax expense	(3,830)	(2,278)

Income tax expense	1	–

Net loss	$(3,831)	$(2,278)

Net loss per share - basic	$(0.38)	$(0.24)
Net loss per share - diluted	$(0.38)	$(0.24)

Weighted average shares outstanding - basic	10,214	9,309
Weighted average shares outstanding - diluted	10,214	9,309

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Changes in Stockholders' Equity

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Stock	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	8,972	$9	$83,588	$(57,619)	$25,978
Stock issued for director services - vested	5	–	107	–	107
Stock issued to (released from) escrow account - unvested	2	–	–	–	–
Stock issued for acquisition	1,055	1	14,358	–	14,359
Stock option expense	–	–	94	–	94
Warrants exercised for cash	14	–	88	–	88
Net loss	–	–	–	(2,278)	(2,278)
Balance at March 31, 2022	10,048	$10	$98,235	$(59,897)	$38,348

Balance at December 31, 2022	10,178	$10	$100,498	$(77,301)	$23,207
Stock issued for director services - vested	6	–	76	–	76
Stock issued to (released from) escrow account - unvested	(6)	–	–	–	–
Stock-based compensation to consultants	6	–	1,704	–	1,704
Employee stock-based compensation expense	–	–	438	–	438
Warrants exercised for cash	16	–	100	–	100
Sale of stock under Committed Equity Facility	38	–	158	–	158
Net loss	–	–	–	(3,831)	(3,831)
Balance at March 31, 2023	10,238	$10	$102,974	$(81,132)	$21,852

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022

Operating Activities:
Net loss	$(3,831)	$(2,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	187
Common stock issued for services	76	107
Change in fair value of contingent consideration liabilities	(13)	–
Employee stock-based compensation	438	94
Amortization of operating lease right of use asset	–	6
Other	14	–
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,453)	1,193
Prepaid expenses and other current assets	390	(1,546)
Inventory	(414)	(632)
Increase in:
Accounts payable	4,235	492
Accrued expenses	932	386
Sales tax payable	(20)	10
Deferred revenue	(305)	74
Net cash used in operating activities	(619)	(1,907)

Investing Activities:
Working capital payment for acquisition	–	(811)
Purchase of property and equipment	(314)	(131)
Funding of patent costs	(16)	(12)
Net cash used in investing activities	(330)	(954)

Financing Activities:
Proceeds from sale of stock under committed equity facility, net of offering costs	158	–
Proceeds from warrant exercises	100	88
Net cash provided by financing activities	258	88

Net decrease in cash	(691)	(2,773)

Cash at beginning of period	1,681	21,949

Cash at end of period	$990	$19,176

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$–	$14,359
Purchase of property and equipment by incurring current liabilities	$21	$–
Depreciation cost capitalized into inventory	$85	$15
Right-of-use assets obtained in exchange for lease liabilities	$–	$192
Warrants issued for services to non-employee	$1,609	$–
Shares issued for services to non-employee	$95	$–

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

BEAM GLOBAL

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Beam Global, a Nevada corporation (hereinafter the “Company,” “us,” “we,” “our” or “Beam”), is a sustainable technology innovation company based in San Diego, California.

We develop, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy security, disaster preparedness and outdoor media advertising. We also produce proprietary energy storage battery products. Our Electric Vehicle (EV) charging infrastructure products are powered by locally generated renewable energy and enable vital and highly valuable services in locations where it is either too expensive, too disruptive or impossible to connect to a utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. We do not compete with EV charging companies; rather, we enable such companies by providing infrastructure solutions that replace the time consuming and expensive process of construction and electrical work which are usually required to install traditional grid-tied EV chargers. We also do not compete with utilities. Our products provide utilities with another tool to deliver reliable and low-cost electricity to EV chargers and, in the case of a grid failure, to first responders and others, through our integrated emergency power panels. We also provide energy storage technologies that make commodity battery cells safer, longer lasting and more energy efficient and our battery management systems (BMS) and associated packaging make batteries safe and usable in a variety of mobility, energy-security and stationary applications.

Our charging infrastructure products are rapidly deployed without the need for construction or electrical work. We compete with the highly fragmented and disintegrated ecosystem of general contractors, electrical contractors, consultants, engineers, permitting specialists and others who are required to perform a traditional grid-tied EV charger installation construction and electrical project. Our clean-technology products are designed to replace a complicated, expensive, time consuming and risk prone process with an easy, low total cost of ownership, robust and reliable product.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2023 and 2022, and our financial position as of March 31, 2023, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022. The December 31, 2022 balance sheet is derived from those statements.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326) requiring initial recognition of credit losses, as well as any subsequent change in the estimate, when it is probable that a loss has been incurred. The standard eliminates the threshold for initial recognition in current U.S. GAAP and it covers a broad range of financial instruments, including trade and other receivables at each reporting date. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The Company adopted this standard effective January 1, 2023 with no material effect on the financial statements.

Concentrations

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2023. As of March 31, 2023, approximately $0.9 million of the Company’s cash deposits were greater than the federally insured limits.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which immediately appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. At the time, the Company maintained all of its cash deposits with SVB. All deposits and substantially all of the assets of SVB were transferred to Silicon Valley Bridge Bank, N.A. (“SVBB”), which is no longer affiliated with SVB. On March 27, 2023, First-Citizens Bank & Trust Company entered into an agreement with the FDIC to purchase substantially all loans and certain other assets and assume all customer deposits and certain other liabilities of SVBB. The Company has full access to all of its deposited funds with SVBB and we have also established deposit accounts at Bank of America.

Major Customers

The Company continually assesses the financial strength of its customers. For the three months ended March 31, 2023, two customers accounted for 80% (the U.S. Army) and 10% of total revenue, respectively. For the three months ended March 31, 2022, three customers accounted for 22%, 16% and 12% of total revenues each. At March 31, 2023, accounts receivable from the U.S. Army accounted for 76% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2022, accounts receivable from three customers accounted for 30%, 15% and 11% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the three months ended March 31, 2023 and 2022, the Company’s sales to federal, state and local governments represented 86% and 69% of revenues, respectively.

Significant Accounting Policies

During the three months ended March 31, 2023, there were no changes to our significant accounting policies as described in in our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common stock outstanding for the period, and, if dilutive, potential common stock outstanding during the period. Potential common stock consists of shares of common stock issuable upon the exercise of stock options, stock warrants, or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Options to purchase 346,758 shares of common stock and warrants to purchase 624,306 shares of common stock were outstanding at March 31, 2023. Options to purchase 269,433 common shares and warrants to purchase 505,714 shares of common stock were outstanding at March 31, 2022. These options and warrants were not included in the computation of diluted loss per share for the three months ended March 31, 2023 and 2022 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company has a history of net losses for the three months ended March 31, 2023 and 2022 where the Company had net losses of $3.8 million (which includes $0.9 million of non-cash expenses) and $2.3 million, respectively, and net cash used in operating activities of $0.6 million and $1.9 million, At March 31, 2023, the Company had a cash balance of $1.0 million and working capital of $5.5 million. The working capital balance is reduced by a current liability of $6.8 million for contingent consideration, which is a non-cash, all stock earn-out payment associated with the 2022 acquisition of AllCell Technologies. Based on the Company’s current operating plan, the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report. In 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) under which the Company has the right, but not the obligation, to sell up to $30.0 million shares or a maximum of 2.0 million shares of its common stock over a period of 24 months in its sole discretion (see note 11 for further information). The Company issued 37,741 shares in January and February 2023 for $0.7 million under this agreement. The Company’s outstanding warrants generated $0.1 million of proceeds during each of the three months ended March 31, 2023 and 2022. In March 2023, the Company secured a $100 million credit facility with OCI Group to support our working capital requirements. Furthermore, we could pursue other equity or debt financings. The Company believes that it will become profitable in the next few years as our revenues continue to grow, we improve our gross margins and we leverage our overhead costs, but we expect to continue to incur losses for a period of time. There is no guarantee that profitable operations will be achieved, the warrants will be exercised or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

3.	BUSINESS COMBINATION

On March 4, 2022, the Company completed its acquisition of substantially all the assets of All Cell Technologies, LLC (“All Cell”), a leader in energy storage solutions. We believe this strategic acquisition will increase and diversify our Company’s revenue, gross profitability, manufacturing capabilities, intellectual portfolio and customer base. The Company purchased substantially all of the assets and business of All Cell for 1,055,000 shares of our common stock (“Closing Consideration”) plus an additional $0.8 million in cash for the net working capital held by All Cell at closing.

In addition, All Cell is eligible to earn an additional number of shares of our common stock if the acquired energy storage business meets certain revenue milestones (the “Earnout Consideration”). The Earnout Consideration is: (i) two times the amount of energy storage products revenue and contracted backlog that is greater than $7.5 million for 2022, and (ii) two times the amount of energy storage products 2023 revenue which exceeds the greater of either $13.5 million or 135% of the 2022 cumulative revenue, capped at $20.0 million. Any revenues exceeding $20.0 million in 2023 will not be eligible for the Earnout Consideration. The maximum aggregate number of shares of our common stock that we will issue to All Cell for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares. Revenue from energy storage products used in Beam Global products will not be considered as contributing to revenue in the Earnout calculation.

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

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of All Cell, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration is reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the year ended December 31, 2022 and the quarter ended March 31, 2023 is as follows (in thousands):

Balance as of December 31, 2021	$–
Acquisition of All Cell	1,251
Change in estimated fair value	5,540
Balance as of December 31, 2022	$6,791
Change in estimated fair value	(13)
Balance as of March 31, 2023	$6,778

The fair values assigned to identifiable intangible assets and goodwill acquired are as follows ($ in thousands):

	Value	Useful Life (yrs.)
Developed technology	$8,074	11
Trade name	1,756	10
Customer relationships	444	13
Backlog	185	1
Goodwill	4,600	N/A
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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Vendor prepayments	$2,693	$1,049
Deferred equity offering costs	–	344
Prepaid insurance	–	106
Related party receivable	16	38
Other	130	42
Total prepaid expenses and other current assets	$2,839	$1,579

Related party receivables as of March 31, 2023 and December 31, 2022 consisted primarily of payroll related taxes due for stock-based compensation.

5.	INVENTORY

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Finished goods	$1,031	$2,814
Work in process	1,592	1,771
Raw materials	10,122	7,661
Total inventory	$12,745	$12,246

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Office furniture and equipment	$225	$186
Computer equipment and software	130	118
Leasehold improvements	222	180
Autos	337	337
Machinery and equipment	1,756	1,556
Total property and equipment	2,670	2,377
Less accumulated depreciation	(956)	(829)
Property and equipment, net	$1,714	$1,548

7.	INTANGIBLE ASSETS

The intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted -Average Amortization Period (yrs)
Developed technology	8,074	(795)	11
Trade name	1,756	(190)	10
Customer relationships	444	(62)	13
Backlog	185	(200)	1
Patents	507	(46)	20
Intangible assets	10,966	(1,293)

8.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Accrued vacation	$251	$190
Accrued salaries and bonus	1,464	1,220
Vendor accruals	504	85
Accrued warranty	102	160
Other accrued expense	257	32
Total accrued expenses	$2,578	$1,687

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

There was no Federal income tax expense for the three months ended March 31, 2023 or 2022 due to the Company’s net losses. Income tax expense represents minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of March 31, 2023 and no benefit has been provided for the year-to-date loss. On a quarterly basis, the company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

11.	STOCKHOLDERS’ EQUITY

Stock Issued For Services

During the three months ended March 31, 2023, the Company issued 6,444 shares of its common stock in exchange for marketing services to be provided over a six-month period. The fair value of such stock issued is $0.1 million and was recorded to prepaid expenses and other current assets upon issuance to be recognized over the service period.

Committed Equity Facility

On September 2, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $30.0 million, or a maximum of 2.0 million shares of the Company’s common stock at 97% of the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day, calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales are solely at the election of the Company, and the Company is under no obligation to sell any common stock to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock, in September 2022, the Company issued B. Riley 10,484 shares of its common stock and will issue an additional 10,484 shares of its common stock or a cash payment of $150,000, at the Company’s sole discretion, sometime after the first VWAP purchase occurs.

The Company incurred an aggregate cost of approximately $0.5 million in connection with the Purchase Agreement, including the fair value of the 10,484 shares of common stock issued to B. Riley upon the execution of the agreement and the additional comment shares of 10,484, which was recorded to prepaid expenses and other current assets on the Balance Sheet to be offset against future proceeds from the sale of the Company’s common stock under the Purchase Agreement.

During the three months ended March 31, 2023, the Company issued 37,741 shares under this agreement for $0.7 million in proceeds, of which $0.5 million was offset by the offering costs.

Stock Options

Option activity for the three months ended March 31, 2023 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Contractual Life
Outstanding at December 31, 2022	336,758	12.54
Granted	10,000	17.55
Outstanding at March 31, 2023	346,758	$12.68	6.88 Years

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends granted for the options granted during the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Expected Volatility	95%	97.40% - 97.41%
Expected Term	7 Years	7 Years
Risk-free interest rate	3.55%	1.55% - 1.71%
Weighted-average FV	$14.28	$14.31

The Company’s stock option compensation expense was $0.1 million for each of the three months ended March 31, 2023 and 2022, and there was $1.2 million of total unrecognized compensation costs related to outstanding stock options at March 31, 2023 which will be recognized over 3.7 years. Total intrinsic value of options outstanding and options exercisable were $2.0 million and $1.7 million, respectively, as of March 31, 2023. The number of stock options vested and unvested as of March 31, 2023 were 267,975 and 69,296, respectively.

Restricted Stock Units

In November 2022, the Company granted 142,500 restricted stock units (“RSUs”) and up to 142,500 performance stock units (“PSU”) to its Chief Executive Officer (“CEO”). 50% of the RSUs vested upon grant, with 25% vesting on February 1st of 2024 and 2025. The number of shares that will be earned under the PSUs will be determined based on the achievement of specific performance metrics during the three-years ending December 31, 2024.

There was no activity during the three months ended March 31, 2023. 142,500 PSUs and 71,250 RSUs remained outstanding as of March 31, 2023, with weighted-average grant-date fair values of $13.05 each.

Stock compensation expense related to the RSUs and PSUs was $0.3 million during the three months ended March 31, 2023, with $2.3 million in unrecognized stock compensation expense remaining to be recognized over 1.9 years as of March 31, 2023.

Restricted Stock Awards

The Company issues restricted stock to the members of its board of directors as compensation for such members’ services. Such grants generally vest ratably over four quarters. The Company also issues restricted stock to its CEO, for which generally 50% of the shares granted vest ratably over four quarters and the remaining 50% vest ratably over twelve quarters. The common stock related to these awards are issued to an escrow account on the date of grant and released to the grantee upon vesting. The fair value is determined based on the closing stock price of the Company’s common stock on the date granted and the related expense is recognized ratably over the vesting period.

A summary of activity of the restricted stock awards for the three months ended March 31, 2023 is as follows:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2022	17,865	$14.11
Vested	(5,966)	12.75
Nonvested at March 31, 2023	11,899	$14.79

Stock compensation expense related to restricted stock awards was $0.1 million during each of the three months ended March 31, 2023 and 2022.

As of March 31, 2023, there were unreleased shares of common stock representing $0.2 million of unrecognized restricted stock grant expense which will be recognized over 1.75 years.

Warrants

During the three months ended March 31, 2023, the Company issued 200,000 warrants with a $17.00 strike price to purchase the Company’s common stock for investor relations services to be provided over a five-year period. The awards are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrants was recorded to prepaid expenses and other current assets to be recognized over the service period. At March 31, 2022, $1.6 million of cost has not been recognized and will be recognized over the next 5.0 years.

A summary of activity of warrants outstanding for the three months ended March 31, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	440,204	$9.73
Granted	200,000	$17.00
Exercised	(15,898)	$6.30
Outstanding at March 31, 2023	624,306	$9.73
Exercisable at March 31, 2023	424,306	$6.30

Exercisable warrants as of March 31, 2023 have a weighted average remaining contractual life of 1.05 years. The intrinsic value of the exercisable shares of the warrants at March 31, 2023 was $4.1 million.

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Product sales	$12,811	$3,562
Maintenance fees	16	11
Professional services	36	26
Shipping and handling	216	181
Discounts and allowances	(59)	(10)
Total revenues	$13,020	$3,770

During the three months ended March 31, 2023 and 2022, 60% and 48% of revenues were derived from customers located in California, respectively. In addition, 10% and 4% of revenues in the three months ended March 31, 2023 and 2022 were international sales, respectively.

At March 31, 2023 and December 31, 2022, deferred revenue was $1.1 million and $1.4 million, respectively. These amounts consisted mainly of customer deposits in the amount of $0.7 million and $1.0 million for March 31, 2023 and December 31, 2022, respectively and prepaid multi-year maintenance plans for previously sold products which account for $0.4 million and $0.3 million for March 31, 2023 and December 31, 2022, respectively, and pertain to services to be provided through 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.

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

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Because factors referred to elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 (sometimes referred to as the “2022 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in the 2022 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this report on Form 10-Q.

Overview

Beam Global develops, manufactures and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy storage, energy security, disaster preparedness and outdoor media.

The Company has five product lines that incorporate our proprietary technology for producing a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed and include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. The electronics are elevated to the underside of the sun-tracking solar array making the unit flood-proof up to nine and a half feet and allowing adequate space to park a vehicle on the engineered ballast and traction pad which gives the product stability.

-	Solar Tree® DCFC – Patented off-grid, renewably energized and rapidly deployed, single-column mounted smart generation and energy storage system with the capability to provide a 150kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs comprised of four interconnected EV ARC™ systems and a 50kW DC fast charger.

-	EV-Standard™ – patent issued on December 31, 2019 and currently under development. A lamp standard, EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging.

-	UAV ARC™ - patent issued on November 24, 2020 and currently under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

In addition, with the acquisition of All Cell Technologies, LLC (“All Cell”) in March 2022, we now offer Beam AllCell™ energy storage technology with a highly flexible lithium-ion and/or lithium iron phosphate battery platform architecture. The battery design uses a proprietary phase change material which provides a low-cost thermal management solution and a unique safety mechanism to prevent propagation of thermal runaway. They are ideally suited for applications where energy density, safety and specialized enclosures require high power in small spaces. Drones, submersibles, medical and recreational products and a host of micro mobility products benefit from this technology. Beam is already using AllCell™ energy storage products in EV ARC™ products for EV charging and plans to incorporate this battery technology in our new product designs that are under development.

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

Overall Business Outlook

Our revenues for the first three months of 2023 were $13.0 million, a 245% increase over $3.8 million for the same quarter in 2022, primarily derived from delivery of a significant backlog of orders received during the latter part of 2022. We have invested in sales and marketing resources over the past three years which has created increased demand for our EV ARC™ renewable chargers. Additionally, we had an increase of $1.8 million in sales from our battery storage business as a result of our acquisition of All Cell in March 2022. The Company believes there continues to be a high level of support for funding EV charging infrastructure on the federal level, including a number of federal grants available under the Inflation Reduction Act in 2022, in addition to the Federal Solar Investment Tax Credit and accelerated depreciation as allowed under Section 179 of IRS code which provide a strong financial incentive for many of our target customers. Given these available resources, we have invested in a federal lobbyist, a federal business development resource and a government relations employee, who have helped to identify opportunities on the federal side and have increased awareness of our product and outreach with federal agencies. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. As a direct result, Beam Global was awarded a number of federal government orders in September through November 2022 that have or will be delivered in 2023. In the quarter ended March 31, 2023, we recorded revenues of $10.6 million for federal customers, compared to $0.8 million for the same period in 2022.

Ongoing efforts to expand revenues to state agencies have also been successful. In June 2022, we were awarded a new three-year statewide contract with the State of California which can be used by state, local and municipal government entities throughout the U.S., not just California, and provides previously negotiated pricing to make the procurement process easier. In addition, in early October 2022, we were awarded a $5.3 million contract from the Department of Citywide Administrative Services to deploy units throughout New York City.

In addition, as companies require employees to return back to the workplace rather than working remotely from home as was the case during the pandemic, we are seeing an increase in orders for workplace charging and corporate fleets for enterprise customers which we expect to continue. We expect the electric vehicle market to continue to experience significant growth over the next decade which will require additional EV charging infrastructure. We believe our products are positioned to benefit significantly from this growth.

We believe the Company’s acquisition of the assets of All Cell, a battery technology company, will increase our new customer opportunities. As a result of the acquisition of All Cell, we believe Beam’s gross margin will continue to improve by utilizing the Beam All-CellTM battery in its EV ARCs™, because we can reduce costs by retaining gross profits previously paid to battery vendors. We now also have the ability to value engineer bespoke battery solutions for our products. Beam All-CellTM batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from our Beam All-CellTM highly differentiated products. With the continued growth of untethered electrification, we believe there is opportunity for increased demand in these markets and others.

We continued to make progress in finding a sponsor for our outdoor media advertising business during 2022 and the beginning of 2023, working with The Superlative Group (“Superlative”), an industry leading consultant engaged in selling corporate sponsorships and they have identified several potential corporate sponsors for a global naming rights agreement to our network of EV ARC™ systems. Superlative is compensated only when they are successful in securing a sponsor for our “Driving on Sunshine” network. This business model, if successful, can be replicated in other cities throughout the country. Our energy security business is connected with the deployment of our EV charging infrastructure products and serves as an additional benefit and value proposition for our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. Our state-of-the-art storage batteries installed on our EV charging systems are immune to grid failures and provide another benefit for customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators.

We are in development on our newest patented products - our EV Standard™ and UAV ARC™, which we expect will expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets.

Our gross profit improved as a percentage of sales reporting a positive gross margin in Q1 2023, compared to 8.1% gross loss in the first quarter of 2022. Additionally, our cost of goods sold (COGS) for the first quarter of 2023 included $0.2 million of non-cash intellectual property amortization from the acquisition of All Cell in 2022. Excluding this non-cash expense results in a further improved gross profit of 1.8% for the quarter. We increased the number of EV ARC deliveries from 45 in Q1 2022 to 152 in Q1 2023 which resulted in favorable fixed overhead absorption and improved labor efficiencies gained by the higher volume. Our gross profit improvements were achieved in spite of ongoing inflation and supply chain driven cost increases on many of our components, including steel, in addition to increased delivery charges due to fuel price increases. We began to see some improvements in pricing on new supply chain orders placed in Q1 2023 which we expect to start to realize benefit from in Q2 2023 and forward. We also expect to see a reduction in the cost of our bill of materials. Batteries are the highest cost contributor to our bill of materials, but with the March 2022 purchase of All Cell’s assets, we expect those costs to be significantly reduced. We are implementing lean manufacturing process improvements and making engineering changes to our product where we expect to benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. We continue to identify components and sub-assemblies that may be more cost effective to outsource, which may further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will see improvement in our gross margins over the next year.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in these policies or their application.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of intangible assets, valuation of contingent consideration liability, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the three months ended March 31, 2023.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenues. For the first quarter ended March 31, 2023, our revenues increased 245% to $13.0 million compared to $3.8 million for the first quarter of 2022. Revenues to federal customers increased by $9.8 million in Q1 2023, resulting from a number of large awards from federal agencies in late September and early October of 2022 totaling more than $46.0 million. Some of these units shipped in the quarter ended December 31, 2022, with the balance scheduled for delivery by the end of 2023. We continue to have a strong concentration of revenues from the State of California which represents 60% of total revenues. Revenues derived from non-government, commercial entities increased by 55% from Q1 2022 to Q1 2023 representing a partial return to pre-COVID levels. We recorded energy storage revenues of $1.8 million as a result of our acquisition of All Cell which closed on March 4, 2022. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the quarter ended March 31, 2023, we recorded a marginal positive gross profit at .04% of revenues, compared to a gross loss of $0.3 million, or 8.1% of sales in the prior year. As a percentage of sales, the margin improved by 8.1%, primarily due to the increase in production levels in the current quarter compared to the prior year, which resulted in favorable fixed overhead absorption. In addition, our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. Our gross profits, while positive, were negatively impacted by $0.2 million for non-cash intangible amortization and further by an increase in material costs for steel, batteries and other components compared to the first quarter of 2022, due to the COVID-19 pandemic and other inflationary pressures. We began to see some improvements in pricing on new orders placed in Q1 2023 which we believe we will start to realize benefit from in Q2 2023 and forward. We also implemented some design changes in Q1 2023 which we believe will reduce the labor and material cost of our product. Our acquisition of All Cell in March 2022 should significantly reduce the cost of the batteries in our products. In addition, as our revenues increase in 2023 and beyond, we expect our fixed overhead absorption to also improve.

Operating Expenses. Total operating expenses were $3.8 million, or 30% of revenues, for the quarter ended March 31, 2023, compared to $2.0 million, or 52% of revenues, for the same quarter in the prior year, an improvement of 22% of revenues. Operating expenses in Q1 2022 included only one month of expenses for our battery operation based on the acquisition of All Cell that closed in March 2022. This accounts for approximately $0.5 million of the increase. In addition, we increased $0.4 million for R&D salaries and expenses, $0.3 million for non-cash compensation expense, $0.3 million for audit fees, and $0.3 million for admin salaries and bonus expense. Operating expenses decreased from 52% to 30% of revenues from Q1 2022 to Q1 2023.

Liquidity and Capital Resources

At March 31, 2023, we had cash of $1.0 million, compared to cash of $1.7 million at December 31, 2022. We have historically met our cash needs through a combination of debt and equity financings. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	March 31,
	2023	2022
Cash provided by (used in):
Net cash used in operating activities	$(619)	$(1,907)
Net cash used in investing activities	$(330)	$(954)
Net cash provided by financing activities	$258	$88

For the three months ended March 31, 2023, our cash used in operating activities was $0.6 million compared to $1.9 million for the three months ended March 31, 2022. Net loss of $4.1 million for the three months ended March 31, 2023 was increased by $0.9 million of non-cash expense items that included depreciation and amortization of $0.3 million, common stock issued for services for director compensation of $0.1 million and employee stock-based compensation expense of $0.5 million. Further, cash used in operations included a $2.4 million increase in accounts receivable due to the increase in revenues in the quarter, $0.3 million decrease in deferred revenue, and a $0.2 million increase in inventory. Cash used in operations included a $4.2 million increase in accounts payable primarily for inventory, $0.9 million increase in accrued expenses and a $.4M decrease in prepaid expenses and other current assets.

For the three months ended March 31, 2022, our cash used in operating activities was $1.9 million. Net loss of $2.3 million for the quarter ended March 31, 2022 was increased by $0.4 million of non-cash expense items that included depreciation and amortization of $0.2 million, common stock issued for services for director compensation of $0.1 million and non-cash compensation expense related to the grant of stock options of $.01 million. Further, cash used in operations included an increase in prepaid expenses and other current assets by $1.5 million, primarily related to the purchase of cells and $0.6 million increase in inventory based on the sales forecast. Cash used in operations included a $1.2 million decrease in accounts receivable due to the collection of a couple slow pay accounts from 2021, $0.5 million decrease in accounts payable, $0.4 million increase in accrued expenses and $0.1 million increase in deferred revenue.

Cash used in investing activities in the three months ended March 31, 2023 included $0.3 million for the purchase of equipment and patent costs. The three months ended March 31, 2022 included $0.8 million cash payment for working capital payment related to the acquisition of All Cell and $0.1 million to purchase equipment.

For the three months ended March 31, 2023, cash generated by our financing activities included $0.2 million proceeds from the sale of stock and $0.1 million from the exercise of warrants, compared to $0.1 million for the exercise of warrants for the same period in the prior year.

Current assets were $23.4 million at March 31, 2023, an increase from $19.9 million at December 31, 2022, primarily due to a $2.5 million increase in accounts receivable, a $1.3 million increase in prepaid expenses and other current assets and $0.5 million increase in inventory, partially offset by a $0.7 million decrease in cash. Current liabilities, which include a $6.7 million non-cash contingent consideration attributable to our March 2022 acquisition of All Cell, increased to $17.9 million at March 31, 2023 from $13.2 million at December 31, 2022, primarily due to a $4.2 million increase in accounts payable and $0.9 million increase in accrued expenses, partially offset by a $0.3 million decrease in deferred revenue, current. As a result, our working capital decreased to $5.5 million at March 31, 2023 compared to $6.8 million at December 31, 2022.

The Company has been focused on marketing and sales efforts to increase our revenues. Revenues increased by 45% from 2020 to 2021, 144% from 2021 to 2022, and 245% from Q1 2022 to Q1 2023 demonstrating that this investment has been successful. The Company has now earned a gross profit on its sale of products, which includes $0.2 million of non-cash amortization of acquired intangible assets. Improvements have been made despite the current inflationary period. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Our engineering and operations teams have made several design changes and process improvements in our product development and manufacturing operations in 2022 and early 2023 which has helped to increase labor efficiency and reduce material costs. At the same time, the Company is still recovering from supply chain issues related to the COVID-19 virus which caused an increase in certain of our material costs, most notably in steel purchases. However, we are seeing these costs start to decline in early 2023, which will help us to increase gross profit on the EV ARC ™ and Solar Tree® products in the future.

The Company may be required to raise capital until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. In September 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley under which the Company has the right to sell up to $30.0 million shares of its common stock over a period of 24 months (see note 10 for further information.) In addition, we could pursue other equity or debt financings. Furthermore, the Company has warrants to purchase 624,306 shares of our Common Stock outstanding at March 31, 2023, which could potentially generate an additional $6.1 million of proceeds over the next 5.1 years, depending on the market value of our stock and the warrant holders’ ability to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow. There is no guarantee that profitable operations will be achieved, the warrants will be exercised or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, we do not have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We identified the following material weakness which existed as of December 31, 2022:

•	The Company currently does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory.

•	The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall-to-wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. While manual controls improved significantly in 2022 at our San Diego location, we determined we had similar issues with manufacturing systems at our Chicago facility that was added in 2022 as a result of the All Cell acquisition. A manufacturing system will provide automated processes, better controls, and improved management tools to analyze and plan production. This will avoid over-purchasing or shortages of inventory.

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, we began to implement stronger processes related to ordering, counting, warehousing, valuing and transacting our inventory at our energy storage facility in Broadview, IL. We also have begun the implementation of a new enterprise resource planning (ERP) system to replace our existing QuickBooks system. The implementation of the new ERP is scheduled for completion in July 2023.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2023, the Company issued 6,444 shares of its common stock to a consultant in exchange for marketing services to be provided over a six-month period. These shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to an exemption provided in Section 4(a)(2) under the Securities Act.

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

Dated: May 15, 2023	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

