Form 10-Q
period 2023-06-30
Beam Global
filed 2023-08-14
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2023

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of August 1, 2023 was 13,935,656.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

(In thousands)

	June 30,	December 31,
	2023	2022

Assets
Current assets
Cash	$23,682	$1,681
Accounts receivable	10,422	4,429
Prepaid expenses and other current assets	2,825	1,579
Inventory	12,330	12,246
Total current assets	49,259	19,935

Property and equipment, net	2,002	1,548
Operating lease right of use assets	1,312	1,638
Goodwill	4,600	4,600
Intangible assets, net	9,500	9,947
Deposits	62	62
Total assets	$66,735	$37,730

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,170	$2,865
Accrued expenses	3,524	1,687
Sales tax payable	15	33
Deferred revenue, current	796	1,183
Note payable, current	37	–
Contingent consideration, current	1	6,776
Operating lease liabilities, current	598	628
Total current liabilities	12,141	13,172

Deferred revenue, noncurrent	286	266
Note payable, noncurrent	181	–
Contingent consideration, noncurrent	–	15
Operating lease liabilities, noncurrent	773	1,070
Total liabilities	13,381	14,523

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of June 30, 2023 and December 31, 2022.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 13,941,056 and 10,178,306 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	14	10
Additional paid-in-capital	138,002	100,498
Accumulated deficit	(84,662)	(77,301)

Total stockholders' equity	53,354	23,207

Total liabilities and stockholders' equity	$66,735	$37,730

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statement of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$17,819	$3,718	$30,839	$7,488

Cost of revenues	17,318	4,044	30,333	8,119

Gross profit (loss)	501	(326)	506	(631)

Operating expenses	4,042	2,490	7,888	4,465

Loss from operations	(3,541)	(2,816)	(7,382)	(5,096)

Other income (expense)
Interest income	24	15	25	17
Other income	1	–	11	–
Interest expense	(2)	(1)	(2)	(1)
Other income	23	14	34	16

Loss before income tax expense	(3,518)	(2,802)	(7,348)	(5,080)

Income tax expense	12	1	13	1

Net loss	$(3,530)	$(2,803)	$(7,361)	$(5,081)

Net loss per share - basic	$(0.32)	$(0.28)	$(0.69)	$(0.52)
Net loss per share - diluted	$(0.32)	$(0.28)	$(0.69)	$(0.52)

Weighted average shares outstanding - basic	10,990	10,075	10,604	9,694
Weighted average shares outstanding - diluted	10,990	10,075	10,604	9,694

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	8,972	$9	$83,588	$(57,619)	$25,978
Stock issued for director services - vested	5	–	107		107
Stock issued to (released from) escrow account - unvested	2	–	–	–	–
Stock issued for acquisition	1,055	1	14,358	–	14,359
Stock option expense	–	–	94	–	94
Warrants exercised for cash	14	–	88	–	88
Net loss	–	–	–	(2,278)	(2,278)
Balance at March 31, 2022	10,048	$10	$98,235	$(59,897)	$38,348
Stock issued for director services - vested	5	–	104		104
Stock issued to escrow account - unvested	(5)	–	–	–	–
Stock issued for acquisition	–	–	–	–	–
Stock option expense	–	–	98	–	98
Warrants exercised for cash	36	–	228	–	228
Net loss	–	–	–	(2,803)	(2,803)
Balance at June 30, 2022	10,084	$10	$98,665	$(62,700)	$35,975

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	10,178	$10	$100,498	$(77,301)	$23,207
Stock issued for director services - vested	6	–	76	–	76
Stock issued to (released from) escrow account - unvested	(6)	–	–	–	–
Stock-based compensation to consultants	6	–	1,704	–	1,704
Employee stock-based compensation expense	–	–	438	–	438
Warrants exercised for cash	16	–	100	–	100
Sale of stock under Committed Equity Facility	38	–	158	–	158
Net loss	–	–	–	(3,831)	(3,831)
Balance at March 31, 2023	10,238	$10	$102,974	$(81,132)	$21,852
Stock issued for director services - vested	12	–	148	–	148
Stock issued to (released from) escrow account - unvested	6	–	–	–	–
Settlement of earnout related to acquisition	447	1	7,050	–	7,051
Employee stock-based compensation expense	–	–	427	–	427
Proceeds from issuance of common stock, pursuant to public offering	3,063	3	25,421	–	25,424
Warrants exercised for cash	4	–	26	–	26
Sale of stock under Committed Equity Facility	171	–	1,956	–	1,956
Net loss	–	–	–	(3,530)	(3,530)
Balance at June 30, 2023	13,941	$14	$138,002	$(84,662)	$53,354

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022

Operating Activities:
Net loss	$(7,361)	$(5,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	483
Common stock issued for services	224	211
Change in fair value of contingent consideration liabilities	260	(208)
Employee stock-based compensation	865	192
Stock Compensation expense for non-employees	142	–
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(5,993)	929
Prepaid expenses and other current assets	276	(3,005)
Inventory	36	(3,546)
Increase (decrease) in:
Accounts payable	4,305	2,114
Accrued expenses	1,878	147
Sales tax payable	(18)	57
Deferred revenue	(367)	282
Net cash used in operating activities	(5,062)	(7,425)

Investing Activities:
Working capital payment for acquisition	–	(811)
Purchase of property and equipment	(521)	(216)
Funding of patent costs	(80)	(59)
Net cash used in investing activities	(601)	(1,086)

Financing Activities:
Proceeds from sale of common stock under committee equity facility, net of offering costs	2,114	–
Proceeds from warrant exercises	126	316
Proceeds from issuance of common stock and warrants, pursuant to public offering	25,424	–
Net cash provided by financing activities	27,664	316

Net increase (decrease) in cash	22,001	(8,195)

Cash at beginning of period	1,681	21,949

Cash at end of period	$23,682	$13,754

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2	$–
Cash paid for taxes	$13	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$7,051	$14,359
Purchase of property and equipment by incurring debt	$218	$–
Depreciation cost capitalized into inventory	$121	$54
Right-of-use assets obtained in exchange for lease liabilities	$–	$192
Warrants issued for services to non-employee	$1,609	$–
Shares issued for services to non-employee	$95	$–

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

We develop, manufacture, and sell high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy security, disaster preparedness and outdoor media advertising. We also produce proprietary energy storage battery products. Our Electric Vehicle (EV) charging infrastructure products are powered by locally generated renewable energy and enable vital and highly valuable services in locations where it is either too expensive, too disruptive, or impossible to connect to a utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. We do not compete with EV charging companies; rather, we enable such companies by providing infrastructure solutions that replace the time consuming and expensive process of construction and electrical work which are usually required to install traditional grid-tied EV chargers. We also do not compete with utilities. Our products provide utilities with another tool to deliver reliable and low-cost electricity to EV chargers and, in the case of a grid failure, to first responders and others, through our integrated emergency power panels. We also provide energy storage technologies that make commodity battery cells safer, longer lasting and more energy efficient and our battery management systems (BMS) and associated packaging make batteries safe and usable in a variety of mobility, energy-security, and stationary applications.

Our charging infrastructure products are rapidly deployed without the need for construction or electrical work. We compete with the highly fragmented and disintegrated ecosystem of general contractors, electrical contractors, consultants, engineers, permitting specialists and others who are required to perform a traditional grid-tied EV charger installation construction and electrical project. Our clean-technology products are designed to replace a complicated, expensive, time-consuming and risk prone process with an easy, low total cost of ownership, robust and reliable product.

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months and six months ended June 30, 2023 and 2022, and our financial position as of June 30, 2023, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2023. As of June 30, 2023, approximately $26.4 million of the Company’s cash deposits were greater than the federally insured limits.

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

Major Customers

The Company continually assesses the financial strength of its customers. We are not aware of any material credit risks associated with our customers. 86% of our second quarter revenues were derived from pre-funded federal, state and local government programs, and the remaining 14% were derived from commercial customers that we believe have good credit or, alternatively, favorable payment terms which minimizes our credit risk with respect to such customers. For the three months ended June 30, 2023, four customers accounted for 40%, 30%, 10% and 10% of total revenues and for the six months ended June 30, 2023, three customers accounted for 51%, 23% and 10% of total revenues each. For the three months ended June 30, 2022, revenues from three customers accounted for 41%, 34% and 14% of total revenues and for the six months ended June 30, 2022, revenues from three customers accounted for 58%, 23% and 12% of total revenues. At June 30, 2023, accounts receivable from two customers accounted for 50% and 17% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2022, accounts receivable from three customers accounted for 30%, 15% and 11% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the three months ended June 30, 2023 and 2022, the Company’s sales to federal, state and local governments represented 86% and 50% of revenues, respectively.

Significant Accounting Policies

During the six months ended June 30, 2023, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the adoption of ASC Topic 326 effective January 1, 2023 with no material effect on the financial statements.

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

Options to purchase 354,498 shares of common stock and warrants to purchase 620,105 shares of common stock were outstanding at June 30, 2023. Options to purchase 284,433 common shares and warrants to purchase 469,621 shares of common stock were outstanding at June 30, 2022. These options and warrants were not included in the computation of diluted loss per share for the three months ended June 30, 2023 and 2022 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net losses of $7.4 million (which includes $2.1 million of non-cash expenses) and $5.1 million (which includes $0.7 million of non-cash expenses) and net cash used in operating activities of $5.1 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the Company had a cash balance of $23.7 million and working capital of $37.1 million. In June of 2023, the Company sold shares of its common stock in a public offering and received net proceeds of approximately $25 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. The Company intends to use the proceeds to fund the acquisition of Amiga DOO Kraljevo (See note 3 below for further information), a European based manufacturer of smart street lights, street furniture and communications and security infrastructure products, in furtherance of the Company’s strategy to expand its business in Europe as well as for working capital and general corporate purposes. Based on the Company’s current operating plan, the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

In 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) under which the Company has the right, but not the obligation, to sell up to $30.0 million shares or a maximum of 2.0 million shares of its common stock over a period of 24 months in its sole discretion (see note 11 for further information). The Company issued 198,033 shares for $2.5 million for the first six months of 2023 under this agreement, compared to none for the same period in 2022.

The Company’s outstanding warrants generated $0.1 million of proceeds during each of the six months ended June 30, 2023 and 2022. There are remaining 420,105 warrants issued as part of our 2019 Nasdaq up-listing which have an exercise price of $6.30 and which expire in April of 2024. The Company has total warrants outstanding to purchase 620,105 shares of our Common Stock at June 30, 2023, which could potentially generate an additional $6.0 million of proceeds over the next 4.8 years, conditioned upon the warrant holders’ ability and decision to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products.

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

All Cell Technologies, LLC

On March 4, 2022, the Company completed its acquisition of substantially all the assets of All Cell Technologies, LLC (“All Cell”), a leader in energy storage solutions. This acquisition has increased and diversified our Company’s revenue, intellectual property portfolio and customer base, and improved our gross profitability and manufacturing capabilities. The Company purchased substantially all of the assets and business of All Cell for 1,055,000 shares of our common stock (“Closing Consideration”) plus an additional $0.8 million in cash for the net working capital held by All Cell at closing.

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

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of All Cell, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration is reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the year ended December 31, 2022 and the six months ended June 30, 2023 is as follows (in thousands):

Balance as of December 31, 2021	$–
Acquisition of All Cell	1,251
Change in estimated fair value	5,540
Balance as of December 31, 2022	$6,791
Issue earnout shares for 2022	(7,051)
Change in estimated fair value	261
Balance as of June 30, 2023	$1

Amiga DOO Kralievo

On June 12, 2023, the Company and the stockholders (the “Sellers”) of Amiga DOO Kraljevo, a Serbian Company that manufactures specialized structures and equipment (“Amiga”), executed a binding Letter of Intent (the “LOI”) for Beam to acquire all the equity stock of Amiga subject to customary closing conditions including but not limited to the full satisfaction of Beam of its due diligence of Amiga.

Amiga is a private, family-owned company, founded in 1990 in Kraljevo, Serbia. It employs approximately 210 employees, including a team of engineers. Its business includes, without limitation, production of (i) poles for public lighting; (ii) poles for mobile telephone, networks and transmission lines; (iii) poles for tram, trolleybus, and railways; (iv) poles for contact networks, masts, portals and semi-portals for road and railway signaling; (v) large steel lattice structures for specific purposes (e.g., stadiums, factories, power plants, etc.); and (vi) distribution and command electrical cabinets. Amiga currently has engineering, product development and manufacturing capabilities which we believe are well suited to manufacturing and perfecting Beam’s current products for the European market. Amiga is one of Europe’s leading manufacturers of streetlights and Beam believes it is well positioned to bring Beam’s patented EV Standard™ to market both in the EU and USA. Amiga’s team of engineers will be integrated with Beam’s current team which Beam believes will provide a valuable enhancement and acceleration of product development cycles. Amiga has disclosed to Beam that it generated over EUR 8.5M in revenue in 2022 and had a gross profit during that period.

Amiga’s current customer list includes entities in 16 international nations which are similar to Beam’s current customers in the United States, creating what Beam believes will be a significant post-acquisition advantage in selling Beam’s products to an international customer base.

Pursuant to the terms of the LOI, Beam will acquire all the equity stock of Amiga from the Sellers in exchange for cash and Beam common stock as set forth below. With respect to the cash portion of the purchase price, Beam will pay to the Sellers, (i) EUR 4,550,000 at closing and (ii) EUR 2,450,000 on or before December 31, 2023 (assuming closing has occurred on or before such date). With respect to the equity portion of the purchase price, Beam will also issue to the Sellers a certain number of shares of Beam common stock (at a price per share equal to the volume weighted average price of Beam’s common stock for the five trading days prior to the closing): (i) at the closing, such number of shares of Beam common stock equal to an aggregate of EUR 1,950,000, and (ii) on or before December 31, 2023, such number of shares of Beam common stock equal to an aggregate of EUR 1,050,000. In addition, each of the Sellers are eligible to earn additional shares of Beam common stock if such Seller is providing services to Beam and Amiga meets certain revenue milestones for fiscal years 2023 and 2024 (the “Earnout Consideration”). The Earnout Consideration that Sellers are eligible to receive for 2023 is equal to two times the amount of net revenue of Amiga (“Amiga Net Revenue”) that is greater than EUR 10,000,000 for 2023. The Earnout Consideration that Sellers are eligible to receive for 2024 is equal to (i) two times the amount of Amiga Net Revenue for 2024 that exceeds the greater of (i) EUR 13,500,000 or (ii) 135% of the Amiga Net Revenue for 2023. The Earnout Consideration for each period will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable measurement period. In no event and under no circumstances will the Sellers receive from Beam or will Beam issue to the Sellers in connection with the Transaction Beam’s common stock in an amount that exceeds 19.99% of the outstanding common stock of Beam immediately prior to the closing. We expect the acquisition of Amiga to assist in introducing our products to the European Union, increasing and diversifying our revenues, enhancing our manufacturing and engineering capabilities, accelerating the development of EV Standard™ and other products both in Europe and the US, adding new customer segments in both Europe and the US, increasing barriers to entry for future competition, and advancing Beam’s position as a leader in the green economy.

4.	INVENTORY

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$428	$2,814
Work in process	2,155	1,771
Raw materials	9,747	7,661
Total inventory	$12,330	$12,246

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Office furniture and equipment	$225	$186
Computer equipment and software	135	118
Leasehold improvements	222	180
Autos	595	337
Machinery and equipment	1,939	1,556
Total property and equipment	3,116	2,377
Less accumulated depreciation	(1,114)	(829)
Property and Equipment, net	$2,002	$1,548

6.	INTANGIBLE ASSETS

The intangible assets consist of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(612)	$7,462	11
Trade name	1,756	(146)	1,610	10
Customer relationships	444	(49)	395	13
Backlog	185	(154)	31	1
Patents	491	(42)	449	20
Intangible assets	$10,950	$(1,003)	$9,947

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(979)	$7,095	11
Trade name	1,756	(234)	1,522	10
Customer relationships	444	(83)	361	13
Backlog	185	(185)	–	1
Patents	570	(48)	522	20
Intangible assets	$11,029	$(1,529)	$9,500

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Accrued vacation	$278	$190
Accrued salaries and bonus	1,821	1,220
Vendor accruals	1,184	85
Accrued warranty	62	160
Other accrued expense	179	32
Total accrued expenses	$3,524	$1,687

8.	NOTE PAYABLE

In May 2023, the Company purchased two new trucks and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $4,452, and bears interest at a rate of 7.55 percent per year. Payment on the loan begins in July 2023, and the loan has a short-term balance of $37,000.

9	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

There was no Federal income tax expense for the six months ended June 30, 2023 or 2022 due to the Company’s net losses. Income tax expense represents minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of June 30, 2023 and no benefit has been provided for the year-to-date loss. On a quarterly basis, the company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

11.	STOCKHOLDERS’ EQUITY

Committed Equity Facility

On September 2, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $30.0 million, or a maximum of 2.0 million shares of the Company’s common stock at 97% of the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day, calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales are solely at the election of the Company, and the Company is under no obligation to sell any common stock to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock, in September 2022, the Company issued B. Riley 10,484 shares of its common stock, and, in April 2023 issued an additional 10,484 shares of its common stock.

The Company incurred an aggregate cost of approximately $0.5 million in connection with the Purchase Agreement, including the fair value of the 10,484 shares of common stock issued to B. Riley upon the execution of the agreement and the additional shares of 10,484 executed in April 2023, which were recorded as equity on the Balance Sheet and offset proceeds from the sale of the Company’s common stock under the Purchase Agreement.

During the six months ended June 30, 2023, the Company issued 198,033 shares under the Purchase Agreement for $2.5 million in proceeds, of which $0.5 million was offset by the offering costs.

Stock Issued For Services

During the six months ended June 30, 2023, the Company issued 6,444 shares of its common stock in exchange for marketing services to be provided over a six-month period. The fair value of such stock issued is $0.1 million and was recorded to prepaid expenses and other current assets upon issuance to be recognized over the service period which ends in the third quarter of 2023.

Stock Options

Option activity for the six months ended June 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	336,758	12.54
Granted	28,000	14.56
Exercised	–	–
Forfeited	(10,260)	21.85
Outstanding at June 30, 2023	354,498	$12.43	6.75 Years

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends granted for the options granted during the six months ended June 30, 2023 and 2022:

Six months ended
June 30, 2023
Expected volatility	91.6% - 94.5%
Expected term	6.5 - 7 Years
Risk-free interest rate	3.55% - 3.77%
Weighted-average FV	$11.74

The Company’s stock option compensation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2023 respectively, and $0.1 million and $0.2 million for each of the three and six months ended June 30, 2022. There was $1.0 million of total unrecognized compensation costs related to outstanding stock options at June 30, 2023 which will be recognized over 4.0 years. Total intrinsic value of options outstanding and options exercisable were $0.8 million and $0.7 million, respectively, as of June 30, 2023. The number of stock options vested and unvested as of June 30, 2023 were 276,836 and 77,662, respectively.

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

There was no activity during the six months ended June 30, 2023. 142,500 PSUs and 71,250 RSUs remain outstanding as of June 30, 2023, with weighted-average grant-date fair values of $13.05 each.

Stock compensation expense related to the RSUs and PSUs was $0.6 million during the six months ended June 30, 2023, with $2.0 million in unrecognized stock compensation expense remaining to be recognized over 1.67 years as of June 30, 2023.

Restricted Stock Awards

The Company issues restricted stock to the members of its board of directors as compensation for such members’ services. Such grants generally vest ratably over four quarters. The Company also previously issued restricted stock awards to its CEO, for which generally 50% of the shares granted vest ratably over four quarters and the remaining 50% vest ratably over twelve quarters. The common stock related to these awards are issued to an escrow account on the date of grant and released to the grantee upon vesting. The fair value is determined based on the closing stock price of the Company’s common stock on the date granted and the related expense is recognized ratably over the vesting period.

A summary of activity of the restricted stock awards for the six months ended June 30, 2023 is as follows:

	Nonvested Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	17,865	$14.11
Granted	18,375	11.40
Vested	(17,928)	12.49
Nonvested at June 30, 2023	18,312	$12.97

Stock compensation expense related to restricted stock awards was $0.2 million during each of the six months ended June 30, 2023 and 2022.

As of June 30, 2023, there were unreleased shares of common stock representing $0.2 million of unrecognized restricted stock grant expense which will be recognized over 1.50 years.

Warrants

During the six months ended June 30, 2023, the Company issued warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 to a consultant for investor relations services to be provided over a five-year period. The warrants are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrants was recorded to prepaid expenses and other current assets to be recognized over the service period. During the six months ended June 30, 2023, $0.1 million was recorded as expense and at June 30, 2023, $1.5 million of cost has not been recognized and will be recognized over the next 4.75 years.

A summary of activity of warrants outstanding for the six months ended June 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	440,204	9.73
Granted	200,000	17.00
Exercised	(20,099)	6.30
Outstanding at June 30, 2023	620,105	$9.75
Exercisable at June 30, 2023	620,105	$9.75

Exercisable warrants as of June 30, 2023 have a weighted average remaining contractual life of 2.08 years. The intrinsic value of the exercisable shares of the warrants at June 30, 2023 was $1.7 million.

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product sales	$17,103	$3,192	$29,914	$6,754
Maintenance fees	18	9	34	20
Professional services	24	405	60	431
Shipping and handling	804	114	1,020	296
Discounts and allowances	(130)	(2)	(189)	(13)
Total revenues	$17,819	$3,718	$30,839	$7,488

During the six months ended June 30, 2023 and 2022, 13% and 43% of revenues were derived from customers located in California, respectively. In addition, 10.3% and 10.4% of revenues in the six months ended June 30, 2023 and 2022 were international sales, respectively.

At June 30, 2023 and December 31, 2022, deferred revenue was $1.1 million and $1.4 million, respectively. These amounts consisted mainly of customer deposits in the amount of $0.7 million and $1.1 million for June 30, 2023 and December 31, 2022, respectively and prepaid multi-year maintenance plans for previously sold products which account for $0.4 million and $0.3 million for June 30, 2023 and December 31, 2022, respectively, and pertain to services to be provided through 2029.

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

Overview

Beam Global develops, manufactures, and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy storage, energy security, disaster preparedness and outdoor media.

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

Overall Business Outlook

Our revenues for the first six months of 2023 were $30.8 million, a 312% increase over $7.5 million for the first six months in 2022, primarily derived from delivery of EV ARC™ systems to federal customers. We have invested in sales and marketing resources over the past three years which has created increased demand for our EV ARC™ renewable chargers. Additionally, we had an increase of $2.1 million in sales from our battery storage business as a result of our acquisition of All Cell in March 2022. The Company believes there continues to be a high level of support for funding EV charging infrastructure from both government and commercial entities, including a number of federal grants available under the Inflation Reduction Act in 2022. In addition, certain of our commercial customers can benefit from the Federal Solar Investment Tax Credit and accelerated depreciation as allowed under Section 179 of IRS code which, we believe, provide a competitive advantage for our products over traditionally installed EV charging infrastructure which is not eligible for these incentives. Given these available resources, we have invested in a federal lobbyist, a federal business development resource and a government relations employee, who have helped to identify opportunities on the federal side and have increased awareness of our product and outreach with federal agencies. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. As a direct result, Beam Global was awarded a number of federal government orders in September through November 2022 that have or will be delivered in 2023. In the six months ended June 30, 2023, we recorded revenues of $23.4 million for federal customers, compared to $0.9 million for the same period in 2022.

Ongoing efforts to expand revenues to state agencies have also been successful. In June 2022, we were awarded a new three-year statewide contract with the State of California which can be used by state, local and municipal government entities throughout the U.S., not just California, and provides previously negotiated pricing and contract terms to make the procurement process easier. In addition, in early October 2022, we were awarded a $5.3 million contract from the Department of Citywide Administrative Services to deploy units throughout New York City.

In addition, partially due to companies requiring employees to return to the workplace rather than working remotely from home as was the case during the pandemic, we are seeing an increase in orders for workplace charging and corporate which we expect to continue. We expect the electric vehicle market to continue to experience significant growth over the next decade which will in turn cause a requirement for additional EV charging infrastructure. We believe our products are positioned to benefit significantly from this growth.

We believe the Company’s acquisition of the assets of All Cell, a battery technology company, will increase our new customer opportunities. As a result of the acquisition of All Cell, we believe Beam’s gross margin will continue to improve by utilizing the Beam All-Cell™ battery in its EV ARCs™, because we can reduce costs by retaining gross profits previously paid to battery vendors. We now also have the ability to value engineer bespoke battery solutions for our products. Beam All-Cell™ batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from our Beam All-Cell™ highly differentiated products. With the continued growth of untethered electrification, we believe there is opportunity for increased demand in these markets and others.

In June 2023, the Company announced that it executed a binding Letter of Intent to acquire Europe based Amiga DOO Kraljevo (“Amiga”). Amiga is an established manufacturer of specialized structures and equipment, producing street lights, communications and energy infrastructure whose manufacturing, engineering and sales teams service municipalities, states and commercial customers in 16 nations. The closing of the acquisition of Amiga, which we expect to occur in Q4 2023, is subject to customary closing conditions, including but not limited to, the completion of our due diligence of Amiga to our satisfaction. The Company believes that should this transaction close, it will expand Beam Global’s presence into the European market and increase its production, engineering, sales and product development expertise. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized EV ARCTM and EV Standard™ products can play a major role in the provision of EV charging infrastructure in Europe.

We continued to make progress in finding a sponsor for our outdoor media advertising business during 2022 and 2023, working with The Superlative Group (“Superlative”), an industry leading consultant engaged in selling corporate sponsorships. They have identified several potential corporate sponsors for a global naming rights agreement to our network of EV ARC™ systems. Superlative is compensated only when they are successful in securing a sponsor for our “Driving on Sunshine” network. This business model, if successful, can be replicated in other cities throughout the country. Our energy security business is connected with the deployment of our EV charging infrastructure products and serves as an additional benefit and value proposition for our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. Our state-of-the-art storage batteries installed on our EV charging systems are immune to grid failures and provide another benefit for customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators.

We are in development on our newest patented products - our EV Standard™ and UAV ARC™, which we expect will expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets.

Our gross profit improved as a percentage of sales reporting a continued positive gross margin in Q2 2023 of 2.8% of revenues, compared to a .03% gross profit in the Q1 2023 and -$8.8% in Q2 2022. Gross margins improved to 1.6% as a percentage of revenues in the six months ended June 30, 2023, compared to an 8.4% loss as a percentage of revenue for the same period in 2022. Additionally, our cost of goods sold included non-cash intellectual property amortization of $0.4 million and $0.3 million for the first six months of 2023 and 2022, respectively, related to the acquisition of All Cell in 2022. Excluding this non-cash expense results in a positive gross profit of 2.9% for the six months ended June 30, 2023. We increased the number of EV ARC deliveries from 74 in the first six months of 2022 to 354 in the first six months of 2023 which resulted in favorable fixed overhead absorption and improved labor efficiencies gained by the higher volume. Our gross profit improvements were achieved in spite of ongoing inflation and the high costs of many of our components, including steel, that began during the Covid pandemic and are only starting to decrease on new supply chain orders placed in 2023. We expect to see these costs continue to decrease over time. Batteries are the highest cost contributor to our bill of materials, but with the March 2022 purchase of All Cell’s assets, we have seen these costs decrease. We are implementing lean manufacturing process improvements and making engineering changes to our product where we expect to benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. We continue to identify components and sub-assemblies that may be more cost effective to outsource, which may further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will see improvement in our gross margins over the next year.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the six months ended June 30, 2023.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

Revenues. For the quarter ended June 30, 2023, our revenues increased 379% to $17.8 million compared to $3.7 million for the same period in 2022. Revenues to federal customers increased by $12.7 million in Q2 2023. During the quarter, revenues from Florida accounted for 20% of total revenues and included federal, state and enterprise customers. We also recorded energy storage revenues of $2.1 million as a result of our acquisition of All Cell in 2022. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the quarter ended June 30, 2023, our gross profit was $0.5 million, or 3% of sales, compared to a gross loss of $0.3 million, or 9% of sales for the same period in 2022. As a percentage of sales, the margin improved by 12%, primarily due to the increase in production levels in the current quarter compared to the prior year, which resulted in favorable fixed overhead absorption. Our gross profits were negatively impacted by $0.2 million for non-cash intangible amortization. We began to see some improvements on material pricing in 2023, which we believe will continue to improve over time. Our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. We also implemented some new equipment and design changes in Q1 and Q2 2023 which helped to increase our production to meet the growing demand and which is helping to reduce the labor and material cost of our product. In addition, as our revenues continue to increase in 2023 and beyond, we expect our fixed overhead absorption to also improve.

Operating Expenses. Total operating expenses were $4.0 million, or 23% of revenues, for the quarter ended June 30, 2023, compared to $2.5 million, or 67% of revenues, for the same quarter in the prior year, a decrease of 44% as a percentage of revenues. The $1.5 million increase is attributable to $0.5 million for the change in fair value of contingent consideration, $0.4 million for sales and marketing expenses, primarily for commissions due to higher revenues, $0.4 million for non-cash compensation expenses, $0.2 million for admin salaries and bonus accrual.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

Revenues. For the six months ended June 30, 2023, our revenues increased 312% to $30.8 million compared to $7.5 million for the same period in 2022. Revenues to federal customers increased by $22.5 million in 2023. During the first six months of 2023, revenues from California and Florida represented 13% and 12% of total revenues. In both instances revenues were diverse across federal, state and local governments, as well as enterprise and education sector customers. International customers comprised 10% of the revenues through June 30, 2023, and were primarily from our energy storage business. Revenues derived from non-government, commercial entities increased by 42% from Q2 2022 to Q2 2023 representing a partial return to pre-COVID levels. We recorded energy storage revenues of $3.9 million as a result of our acquisition of All Cell in 2022. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the six months ended June 30, 2023, our gross profit was $0.5 million, or 2% of sales, compared to a gross loss of $0.6 million, or 8% of sales in the same period of 2022. As a percentage of sales, the margin improved by 10%, primarily due to the increase in production levels in the current quarter compared to the prior year, which resulted in favorable fixed overhead absorption. Our gross profits were negatively impacted by $0.4 million for non-cash intangible amortization. We began to see some improvements on material pricing in 2023, which we believe will continue to improve over time. In addition, our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. We continue to make engineering changes and work with suppliers to improve our costs which will continue to improve our gross profit over time.

Operating Expenses. Total operating expenses were $7.9 million, or 26% of revenues, for the six months ended June 30, 2023, compared to $4.5 million, or 60% of revenues, for the same quarter in the prior year, an improvement of 34% as a percentage of revenues. Due to the acquisition of All Cell that closed in March 2022, expenses for the first six months of 2022 do not include operating expenses for January and February, which accounts for approximately $0.5 million of the increase. In addition, increases are also attributable to, $0.7 million for non-cash compensation expenses, $0.6 million for administrative salaries and bonus accrual, $0.5 million for the change in fair value of contingent consideration, $0.4 million for investment in R&D salaries and expenses, $0.3 million for sales and marketing expenses, primarily for commissions due to higher revenues and $0.3 million of other expenses.

Liquidity and Capital Resources

At June 30, 2023, we had cash of $23.7 million, compared to cash of $1.7 million at December 31, 2022. We have historically met our cash needs through a combination of debt and equity financing. Our cash requirements are generally for operating activities.

	June 30,
	2023	2022
Cash provided by (used in):
Net cash used in operating activities	$(5,062)	$(7,425)
Net cash used in investing activities	$(601)	$(1,086)
Net cash (used in) provided by financing activities	$27,664	$316

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

For the six months ended June 30, 2023, our cash used in operating activities was $5.1 million compared to $7.4 million for the six months ended June 30, 2022. Net loss of $7.4 million for the six months ended June 30, 2023 was increased by $2.1 million of non-cash expense items that included depreciation and amortization of $0.7 million, common stock issued for services for director compensation of $0.2 million, employee stock-based compensation expense of $0.9 million, change in the fair value of contingent consideration liabilities of $0.3 million and $0.1 million of other for stock compensation for non-employees. Further, cash used in operations included a $6.0 million increase in accounts receivable due to the increase in revenues in the quarter and $0.4 million decrease in deferred revenue. Cash generated from operations included a $4.3 million increase in accounts payable primarily for inventory, $1.9 million increase in accrued expenses, and $0.3 million decrease in prepaid expenses and other current assets.

For the six months ended June 30, 2022, our cash used in operating activities was $7.4 million. Net loss of $5.1 million for the six months ended June 30, 2022 was increased by $0.7 million of non-cash expense items that included depreciation and amortization of $0.5 million, common stock issued for services for director compensation of $0.2 million and non-cash compensation expense related to the grant of stock options of $0.2 million. Further, cash used in operations included an increase in prepaid expenses and other current assets by $3.0 million, primarily related to the purchase of cells and $3.5 million increase in inventory based on the sales forecast. Cash used in operations included a $0.9 million decrease in accounts receivable due to the collection of accounts from 2021, $2.1 million increase in accounts payable, $0.1 million increase in accrued expenses and $0.3 million increase in deferred revenue.

Cash used in investing activities in the six months ended June 30, 2023 included $0.5 million for the purchase of equipment; primarily transportation equipment, a sleeving machine and an automated welder used in our battery manufacturing and $0.1 million for patent costs. The six months ended June 30, 2022 included $0.8 million cash payment for working capital payment related to the acquisition of All Cell and $0.3 million to purchase equipment and patent costs.

For the six months ended June 30, 2023, cash generated by our financing activities included $25.4 million in proceeds from the public offering issuance of common stock, net of offering expenses, $2.1 million for shares sold through the Company’s equity facility and $0.1 million from the exercise of warrants, compared to $0.3 million for the exercise of warrants for the same period in the prior year.

Current assets were $49.3 million on June 30, 2023, an increase from $19.9 million at December 31, 2022, primarily due to increases of $22.0 million in cash, $6.0 million in accounts receivable and $1.2 million in prepaid expenses and other current assets. Current liabilities decreased to $12.1 million at June 30, 2023 from $13.2 million at December 31, 2022, primarily due to a $6.8 million decrease in a non-cash contingent consideration reserve attributable to our March 2022 acquisition of All Cell, and a $0.4 million decrease in deferred revenue, offset by a $4.3 million increase in accounts payable and $1.8 million increase in accrued expenses. As a result, our working capital increased to $37.1 million at June 30, 2023 compared to $6.8 million at December 31, 2022.

The Company has been focused on marketing and sales efforts to increase our revenues. Revenues increased by 45% from 2020 to 2021, 144% from 2021 to 2022, and the first half of 2023 was 312% higher than the first half of 2022 demonstrating that this investment has been successful. Improvements to gross profitability have been made despite the current inflationary period. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Our engineering and operations teams have made several design changes and process improvements in our product development and manufacturing operations in 2022 and early 2023 which has helped to increase labor efficiency and reduce material costs. At the same time, the Company is still recovering from supply chain issues related to the COVID-19 virus which caused an increase in certain of our material costs, most notably in steel purchases. However, we are seeing these costs start to decline in 2023, which will help us to continue to increase gross profit on products in the future.

On March 22, 2023, the Company entered into a supply chain line of credit agreement with OCI Group (“OCI”). Subject to the terms of the agreement, OCI will make available to the Company funding based on amounts owed to the Company by Customers. The Company will make a transaction request to drawdown a portion of the line of credit along with documents to support the specific customer receivable being requested and a repayment date. OCI has sole discretion to accept or refuse a transaction request. Once accepted, the funds are provided to Beam, net of fees. The maximum amount of the line of credit is $100 million. The initial term of the agreement is five years, and it can be renewed for additional one year terms until such time as notice is given per the terms of the agreement.

The Company may be required to raise capital until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. In September 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley under which the Company has the right to sell up to $2 million shares of its common stock over a period of 24 months (see note 10 for further information.) In addition, we could pursue other equity or debt financing. Furthermore, the Company has warrants to purchase 620,105 shares of our Common Stock outstanding at June 30, 2023, which could potentially generate an additional $6.0 million of proceeds over the next 4.8 years, depending the warrant holders’ ability and decision to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow. There is no guarantee that profitable operations will be achieved, the warrants will be exercised or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, we do not have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We identified the following material weakness which existed as of December 31, 2022:

•	The Company currently does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory.

•	The Company performs manual processes during the year to track and control inventory transactions, apply labor and overheads to inventory and to perform a wall-to-wall physical inventory at the end of the year to confirm the ending inventory balance and valuation. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. While manual controls improved significantly in 2022 and 2023 at our San Diego location, we determined we had similar issues with manufacturing systems at our Chicago facility that was added in 2022 as a result of the All Cell acquisition. We believe an enterprise resource planning (ERP) system will provide automated processes, better controls, and improved management tools to analyze and plan production while assisting in the avoidance of over-purchasing or inventory shortages.

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2023, we began to implement stronger processes related to ordering, counting, warehousing, valuing and transacting our inventory at our energy storage facility in Broadview, IL. We also are in the process of implementing a new enterprise resource planning (ERP) system to replace our existing QuickBooks system. The implementation of the new ERP is scheduled for completion in 2023.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing or pending legal claims or proceedings of which management is aware.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q and the risk factors set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition, liquidity or future results.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, our common stock may be delisted.

Our common stock is currently listed on Nasdaq. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On June 2, 2023, the Company notified Nasdaq that effective as of June 30, 2023 it will not be in compliance with Nasdaq Listing Rule 5605(c)(2)(A) as a result of the upcoming resignation, for personal reasons, of a member of the Company’s board who was also a member of the Company’s Audit Committee. Nasdaq Listing Rule 5605(c)(2)(A) requires the Audit Committee to have at least three independent members (as defined by Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934), at least one of whom is an audit committee financial expert.  As a result of the resignation of Nancy Floyd, the Company no longer has an Audit Committee comprised of three independent directors. The Nasdaq Listing Rules provide for a cure period during which the Company may regain compliance with Nasdaq Listing Rule 5605(c)(2)(A). Under Nasdaq Listing Rule 5605(c)(4), the Company shall have until the earlier of its next annual meeting of stockholders or one year from the occurrence of the event that caused the failure to comply with Nasdaq Listing Rule 5605(c)(2)(A); provided, however, that if the next annual meeting of stockholders occurs no later than 180 days following the event that caused the vacancy, the Company shall instead have 180 days from such event to regain compliance. The Company is currently interviewing candidates to fill this board vacancy and to chair the audit committee and intends to do so within the applicable cure period.

There can be no assurances that we will be able to regain compliance with Nasdaq’s listing standards or if we do later regain compliance with Nasdaq’s listing standards, will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our common stock will be delisted from Nasdaq.

If Nasdaq delists our common stock, we could face significant material adverse consequences, including:

●       a limited availability of market quotations for our securities;

●       a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●       a limited amount of news and analyst coverage for our company; and

●       a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Relating to the Potential Amiga Acquisition

While we have entered into a binding letter of intent with Amiga, we have not entered into negotiations for a purchase and sale agreement therewith and we cannot assure you that the transactions contemplated by our letter of intent will be consummated or, that if such transactions are consummated, they will be accretive to stockholder value.

We entered into the LOI with Amiga pursuant to which we agreed to explore an acquisition of the equity stock of Amiga. However, the LOI did not include many of the material terms to any potential transaction with Amiga and there is no guarantee that we will agree to terms or definitive documentation with Amiga in order to effect the proposed acquisition or that we will elect to proceed with the transaction at all after the completion of our due diligence of Amiga, including receipt of audited financial statements of Amiga utilizing U.S. GAAP standards. Accordingly, this offering is taking place prior to the consummation of the proposed acquisition of Amiga. The closing of the proposed acquisition of Amiga, if any, is subject to the negotiation and execution of definitive documentation and will be subject to customary closing conditions including but not limited to the full satisfaction of Beam of its due diligence of Amiga, including review of Amiga’s audited financial statements. As a result, the possible timing and likelihood of the completion of the acquisition are uncertain, and, accordingly, there can be no assurance that such acquisition will be completed on the expected terms, anticipated schedule or at all. This proposed acquisition is in the early stages and due diligence efforts have just commenced. As a result, we may not be able to complete the proposed acquisition on the terms or timetable that we currently contemplate, or at all, and it is possible that one or more conditions to closing will not be satisfied or waived or that other events will intervene to delay or prevent the completion of the proposed acquisition.

We may fail to realize all of the anticipated benefits of the proposed acquisition of Amiga or those benefits may take longer to realize than expected and our business, financial condition and results of operation could be materially and adversely affected. We may also encounter significant difficulties in integrating Amiga with Beam and its operations.

While our goal is to structure the proposed acquisition of Amiga in a manner that is beneficial and accretive to us over the long term, our accretion analysis and beliefs about the benefits of the proposed acquisition of Amiga are subject to a variety of market and other factors, including, among others: (i) the completion of our due diligence; (ii) the final agreed upon terms of the proposed acquisition; and (iii) our current estimates, assumptions and projections about the current and future operation of Amiga, including, without limitation, estimates, assumptions, and projections about (a) Amiga future origination volumes, operating expenses, financing costs, and ability to profitably sell its products and/or services, and (b) the cost and process of integrating Amiga with our current operations, as well as any one-time costs or charges associated with the proposed acquisition and subsequent integration.

Our ability to realize the anticipated benefits of the proposed acquisition will depend, in part, on our ability to integrate Amiga, which may be a complex, costly and time-consuming process. If we are successful in completing the proposed acquisition, we will be required to devote significant management attention and resources to integrate the business practices and operations of the acquired business. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. In addition, the integration of the acquired business may result in material unanticipated issues, expenses, liabilities, competitive responses, and diversion of management’s attention. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the proposed acquisition could cause an interruption of, or a loss of momentum in, our operations and could materially and adversely affect our business, financial condition and results of operations.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected benefits and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation. In addition, even if the proposed acquisition were to be integrated successfully, the full anticipated benefits of the proposed acquisition may not be realized within the anticipated time frame, or at all. We may not be able to maintain the results of operations or operating efficiency that we and the acquired business have achieved or might achieve separately. Further, additional unanticipated costs may be incurred in the integration process as a result of risks currently unknown to us. All of these factors could cause reductions in our earnings per share, decrease or delay any accretive or other beneficial effect of the proposed acquisition and negatively impact the price of our common stock.

Amiga is a private Serbian company that has not been subject to an audit by an accounting firm under U.S. GAAP standards and has not previously been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC or other corporate governance requirements.

Amiga is a private Serbian company. To date, Amiga has not had its financial statements reviewed or audited by an accounting firm under U.S. GAAP standards and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As a result, if we successfully complete our due diligence and if we elect to proceed with the acquisition, we will be required to implement the appropriate internal control processes and procedures over Amiga’s financial accounting and reporting. The combined company may incur significant legal, accounting and other expenses in efforts to ensure that Amiga meets these requirements.  Implementing the controls and procedures at Amiga that are required to comply with the various applicable laws and regulations may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in such an implementation could adversely affect our business, financial condition and operating results.

Our inability to successfully integrate Amiga’s operations could adversely affect our operations; potential need for additional financing.

Our potential acquisition of Amiga represents a significant investment.  The proposed acquisition requires our and Amiga’s significant attention and resources, which could reduce the likelihood of achievement of other corporate goals.  Both we and Amiga have experienced significant operating losses.  As a result, we may need additional financing to help fund our business and satisfy our obligations, which will require additional management time to address.  There is no assurance that we will realize the benefits of the acquisition of Amiga that we hope will be achieved.

If the acquisition of Amiga is successful, Beam expects to generate an increasing portion of its revenue internationally in the future and may become subject to various additional risks relating to its international activities, which could adversely affect its business, operating results and financial condition.

Beam has limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

•	the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;

•	required compliance with foreign regulatory requirements and laws, including regulations and laws;

•	trade relations among the United States and those foreign countries in which Beam’s future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries;

•	difficulties and costs of staffing and managing foreign operations;

•	difficulties protecting, procuring or enforcing intellectual property rights internationally;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;

•	laws and business practices that may favor local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability; and

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

In the event that Beam dedicates significant resources to its international operations and is unable to manage these risks effectively, Beam’s business, operating results and financial condition may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 22, 2023, the Company entered into that certain Supply Chain Line of Credit with OCI Limited (“OCI”), whereby OCI may provide a supply chain line of credit in the amount of up to $100 million based on the amounts of approved accounts receivable of the Company (the “Credit Facility”). In order to request a drawdown on the Credit Facility, the Company is required to submit a transaction request to OCI which sets forth the terms of the applicable account receivables, including but not limited to the name of the party responsible for the applicable account receivables (the “Obligor”), the terms of repayment and the amount of such receivables. The Company has no obligation to submit a drawdown request and OCI is not obligated to accept any drawdown request from the Company. In the event OCI accepts a drawdown request of the Company and upon satisfaction of certain conditions required by OCI to issue the drawdown, OCI will disburse funds to the Company for such drawdown in an amount equal to the full value of the applicable account receivables assigned to OCI minus any transaction expenses incurred by OCI and the full amount of interest to be incurred for such receivables over the term of the drawdown. The Company will pay interest on any drawdown at the Secured Overnight Financing Rate +300 basis points. Upon the disbursement of funds to the Company for a drawdown, the Company will assign all rights to such account receivables of the Obligor to OCI. The Company will act as collection agent on any account receivables assigned to OCI and agrees to establish a designated bank account for the purpose of collecting payment on any applicable account receivables that are assigned to OCI. In the event (i) the Company is in material breach of the Credit Facility, (ii) the Company or the Obligor is insolvent or is subject to reorganization or liquidation, or (iii) any dispute related to an agreement with an Obligor or non-payment by an Obligor, OCI has the right to exercise any contractual rights it may have against Obligor, increase the interest rate to the agreed upon default interest rate, and demand immediate repayment by the Company for the outstanding amounts owed under such account receivables. The Company has also agreed to indemnify OCI for any losses incurred by OCI in connection with the Credit Facility. Either party may terminate the Credit Facility at any time by providing fifteen (15) days prior written notice to the other party. To date, Beam Global has not drawn on this line of credit. The foregoing description of the Credit Facility contained herein does not purport to be complete and is qualified in its entirety by reference to the Credit Facility, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.7	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

10.1	Binding Letter of Intent Agreement dated June 12, 2023	8-K	001-38868	10.1	6/16/2023

10.2	OCI Limited Line of Credit Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2023	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

