Form 10-Q
period 2023-09-30
Beam Global
filed 2023-11-14
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 2023

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of November 1, 2023 was 14,231,041.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Balance Sheets

(In thousands)

	September 30,	December 31,
	2023	2022

Assets
Current assets
Cash	$14,758	$1,681
Accounts receivable	14,892	4,429
Prepaid expenses and other current assets	2,651	1,579
Inventory	13,534	12,246
Total current assets	45,835	19,935

Property and equipment, net	1,912	1,548
Operating lease right of use assets	1,155	1,638
Goodwill	4,600	4,600
Intangible assets, net	9,269	9,947
Deposits	62	62
Total assets	$62,833	$37,730

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,206	$2,865
Accrued expenses	3,036	1,687
Sales tax payable	92	33
Deferred revenue, current	498	1,183
Note payable, current	38	–
Contingent consideration, current	1	6,776
Operating lease liabilities, current	595	628
Total current liabilities	11,466	13,172

Deferred revenue, noncurrent	348	266
Note payable, noncurrent	171	–
Contingent consideration, noncurrent	–	15
Operating lease liabilities, noncurrent	618	1,070
Total liabilities	12,603	14,523

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of September 30, 2023 and December 31, 2022.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 13,937,366 and 10,178,306 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	14	10
Additional paid-in-capital	138,507	100,498
Accumulated deficit	(88,291)	(77,301)

Total stockholders' equity	50,230	23,207

Total liabilities and stockholders' equity	$62,833	$37,730

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statement of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$16,486	$6,611	$47,325	$14,099

Cost of revenues	16,203	6,950	46,536	15,069

Gross profit (loss)	283	(339)	789	(970)

Operating expenses	4,037	6,468	11,925	10,933

Loss from operations	(3,754)	(6,807)	(11,136)	(11,903)

Other income (expense)
Interest income	136	18	161	35
Other (expense) income	(7)	–	4	–
Interest expense	(4)	–	(6)	(1)
Other income	125	18	159	34

Loss before income tax expense	(3,629)	(6,789)	(10,977)	(11,869)

Income tax expense	–	–	13	1

Net loss	$(3,629)	$(6,789)	$(10,990)	$(11,870)

Net loss per share - basic	$(0.26)	$(0.67)	$(0.79)	$(1.21)
Net loss per share - diluted	$(0.26)	$(0.67)	$(0.79)	$(1.21)

Weighted average shares outstanding - basic	13,936	10,088	13,939	9,827
Weighted average shares outstanding - diluted	13,936	10,088	13,939	9,827

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	8,972	$9	$83,588	$(57,619)	$25,978
Stock issued for director services - vested	5	–	107	–	107
Stock issued to (released from) escrow account - unvested	2	–	–	–	–
Stock issued for acquisition	1,055	1	14,358	–	14,359
Stock option expense	–	–	94	–	94
Warrants exercised for cash	14	–	88	–	88
Net loss	–	–	–	(2,278)	(2,278)
Balance at March 31, 2022	10,048	$10	$98,235	$(59,897)	$38,348
Stock issued for director services - vested	5	–	104	–	104
Stock issued to escrow account - unvested	(5)	–	–	–	–
Stock option expense	–	–	98	–	98
Warrants exercised for cash	36	–	228	–	228
Net loss	–	–	–	(2,803)	(2,803)
Balance at June 30, 2022	10,084	$10	$98,665	$(62,700)	$35,975
Stock issued for director services - vested	5	–	104	–	104
Stock issued to escrow account - unvested	(5)	–	–	–	–
Stock option expense	–	–	111	–	111
Warrants exercised for cash	–	–	2	–	2
Stock option exercise (cashless)	1	–	–	–	–
Stock issued for Committed Equity Facility	11	–	140	–	140
Net loss	–	–	–	(6,789)	(6,789)
Balance at September 30, 2022	10,096	$10	$99,022	$(69,489)	$29,543

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	10,178	$10	$100,498	$(77,301)	$23,207
Stock issued for director services - vested	6	–	76	–	76
Stock issued to (released from) escrow account - unvested	(6)	–	–	–	–
Stock-based compensation to consultants	6	–	1,704	–	1,704
Employee stock-based compensation expense	–	–	438	–	438
Warrants exercised for cash	16	–	100	–	100
Sale of stock under Committed Equity Facility	38	–	158	–	158
Net loss	–	–	–	(3,831)	(3,831)
Balance at March 31, 2023	10,238	$10	$102,974	$(81,132)	$21,852
Stock issued for director services - vested	12	–	148	–	148
Stock issued to (released from) escrow account - unvested	6	–	–	–	–
Settlement of earnout related to acquisition	447	1	7,050	–	7,051
Employee stock-based compensation expense	–	–	427	–	427
Proceeds from issuance of common stock, pursuant to public offering	3,063	3	25,421	–	25,424
Warrants exercised for cash	4	–	26	–	26
Sale of stock under Committed Equity Facility	171	–	1,956	–	1,956
Net loss	–	–	–	(3,530)	(3,530)
Balance at June 30, 2023	13,941	$14	$138,002	$(84,662)	$53,354
Stock issued for director services - vested	6	–	77	–	77
Stock issued to (released from) escrow account - unvested	(12)	–	–	–	–
Employee stock-based compensation expense	–	–	424	–	424
Warrants exercised for cash	2	–	11	–	11
Expenses to maintain Committed Equity Facility	–	–	(7)	–	(7)
Net loss	–	–	–	(3,629)	(3,629)
Balance at September 30, 2023	13,937	$14	$138,507	$(88,291)	$50,230

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements

Beam Global

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2023	2022

Operating Activities:
Net loss	$(10,990)	$(11,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,054	789
Common stock issued for services	301	315
Change in fair value of contingent consideration liabilities	260	3,690
Employee stock-based compensation	1,289	303
Stock Compensation expense for non-employees	264	–
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(10,463)	(2,236)
Prepaid expenses and other current assets	479	(1,020)
Inventory	(1,149)	(8,304)
Increase (decrease) in:
Accounts payable	4,341	2,255
Accrued expenses	1,390	194
Sales tax payable	59	5
Deferred revenue	(603)	155
Net cash used in operating activities	(13,768)	(15,724)

Investing Activities:
Working capital payment for acquisition	–	(811)
Purchase of property and equipment	(787)	(755)
Funding of patent costs	(94)	(79)
Net cash used in investing activities	(881)	(1,645)

Financing Activities:
Proceeds from sale of common stock under committed equity facility, net of offering costs	2,107	–
Proceeds from warrant exercises	137	318
Borrowings (repayments) of note payable	209
Payments of equity offering costs	(151)	(218)
Proceeds from issuance of common stock and warrants, pursuant to public offering	25,424	–
Net cash provided by financing activities	27,726	100

Net increase (decrease) in cash	13,077	(17,269)
Cash at beginning of period	1,681	21,949
Cash at end of period	$14,758	$4,680

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	6	$1
Cash paid for taxes	$13	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$7,051	$14,359
Purchase of property and equipment by incurring debt	$209	$–
Purchase of property and equipment by incurring current liabilities	$–	$9
Depreciation cost capitalized into inventory	$140	$126
Right-of-use assets obtained in exchange for lease liabilities	$–	$192
Warrants issued for services to non-employee	$1,609	$140
Shares issued for services to non-employee	$95	$–

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

We develop, manufacture, and sell high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy security, and disaster preparedness. We also produce proprietary energy storage battery products. Our Electric Vehicle (EV) charging infrastructure products are powered by locally generated renewable energy and enable vital and highly valuable EV charging and energy securityservices in locations where it is either too expensive, too disruptive, or impossible to connect to a utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. We do not compete with EV charging companies; rather, we enable such companies by providing infrastructure solutions that replace the time consuming and expensive process of construction and electrical work which are usually required to install traditional grid-tied EV chargers. We also do not compete with utilities. Our products provide utilities with another tool to deliver reliable and low-cost electricity to EV chargers and, in the case of a grid failure, to first responders and others, through our integrated emergency power panels. We also provide energy storage technologies that make commodity battery cells safer, longer lasting and more energy efficient and our thermal and battery management systems (BMS) and associated packaging make batteries safe and usable in a variety of mobility, energy-security, and stationary applications.

 On October 20, 2023, Beam completed an acquisition of Amiga DOO Kraljevo (“Amiga”). Amiga is a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, such as streetlights, cell towers, and ski lift towers. Amiga currently has engineering, product development and manufacturing capabilities which we believe are well suited to manufacturing and perfecting Beam’s current products for the European market. Amiga is one of Europe’s leading manufacturers of streetlights and Beam believes it is well positioned to bring Beam’s patented EV Standard™ to market both in the EU and USA. Amiga’s team of engineers will be integrated with Beam’s current team which Beam believes will provide a valuable enhancement and acceleration of product development cycles. Amiga’s current customer list includes entities in 16 international nations which are similar to Beam’s current customers in the United States, creating what Beam believes will be a significant post-acquisition advantage in selling Beam’s products to an international customer base.

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

Basis of Presentation

The interim unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months and nine months ended September 30, 2023 and 2022, and our financial position as of September 30, 2023, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2023. As of September 30, 2023, approximately $15.2 million of the Company’s cash deposits were greater than the federally insured limits.

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

Major Customers

The Company continually assesses the financial strength of its customers. We are not aware of any material credit risks associated with our customers. 81% of our third quarter revenues were derived from pre-funded federal, state and local government programs, and the remaining 19% were derived from commercial customers that we believe have good credit or, alternatively, favorable payment terms which minimizes our credit risk with respect to such customers. For the three months ended September 30, 2023, two customers accounted for 28% and 24% of total revenues and for the nine months ended September 30, 2023, three customers accounted for 43%, 23% and 10% of total revenues, with no other single customer accounting for more than 10% of revenues. At September 30, 2023, accounts receivable from three customers accounted for 24%, 15% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2022, accounts receivable from three customers accounted for 30%, 15% and 11% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the nine months ended September 30, 2023 and 2022, the Company’s sales to federal, state and local governments represented 84% and 59% of revenues, respectively.

Significant Accounting Policies

During the nine months ended September 30, 2023, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the adoption of ASC Topic 326 effective January 1, 2023 with no material effect on the financial statements.

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

Options to purchase 363,598 shares of common stock and warrants to purchase 618,395 shares of common stock were outstanding at September 30, 2023. Options to purchase 279,658 common shares and warrants to purchase 469,305 shares of common stock were outstanding at September 30, 2022. These options and warrants were not included in the computation of diluted loss per share for the three months and nine months ended September 30, 2023 and 2022 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net losses of $11.0 million (which includes $3.0 million of non-cash expenses) and $11.9 million (which includes $5.2 million of non-cash expenses) and net cash used in operating activities of $13.8 million and $15.7 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the Company had a cash balance of $14.8 million and working capital of $34.4 million. In June of 2023, the Company sold shares of its common stock in a public offering for net proceeds of approximately $25 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. The Company used a portion of the proceeds to fund the acquisition of Amiga DOO Kraljevo (See note 3 below for further information), a European based manufacturer of smart street lights, street furniture and communications and security infrastructure products, in furtherance of the Company’s strategy to expand its business in Europe as well as for working capital and general corporate purposes. Based on the Company’s current operating plan, the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

In 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) under which the Company has the right, but not the obligation, to sell up to $30.0 million worth of shares, but in any event, no more than 2.0 million shares of its common stock over a period of 24 months in its sole discretion (see note 11 for further information). The Company issued 198,033 shares for $2.5 million for the first nine months of 2023 under this agreement, compared to none for the same period in 2022. There is $27.5 million shares of common stock remaining under this facility available to sell through Q4 2024.

The Company’s outstanding warrants generated $0.1 million and $0.3 million of proceeds during each of the nine months ended September 30, 2023 and 2022, respectively. There are remaining 418,395 warrants issued as part of our 2019 public offering which have an exercise price of $6.30 and which expire in April of 2024. The Company has total warrants outstanding to purchase 618,395 shares of our Common Stock at September 30, 2023, which could potentially generate an additional $6.0 million of proceeds over the next 4.5 years, conditioned upon the warrant holders’ ability and decision to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products.

In March 2023, the Company entered into a supply chain line of credit agreement with OCI Group for up to $100 million to further support our working capital requirements. Subject to the terms of the agreement, OCI Group will make available to the Company funding based on amounts owed to the Company by customers. Furthermore, we could pursue other equity or debt financings. The Company believes that it will become profitable in the next few years as our revenues continue to grow, we improve our gross margins and we leverage our overhead costs, but we expect to continue to incur losses for a period of time. There is no guarantee that profitable operations will be achieved, the warrants will be exercised or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

3.	BUSINESS COMBINATION

All Cell Technologies, LLC

On March 4, 2022, the Company acquired substantially all the assets of All Cell Technologies, LLC (“All Cell”), a leader in energy storage solutions. This acquisition has increased and diversified our Company’s revenue, intellectual property portfolio and customer base, and improved our gross profitability and manufacturing capabilities. The Company purchased substantially all of the assets and business of All Cell for 1,055,000 shares of our common stock (“Closing Consideration”) plus an additional $0.9 million in cash for the net working capital held by All Cell at closing.

In addition, All Cell is eligible to earn an additional number of shares of our common stock if the acquired energy storage business meets certain revenue milestones (the “Earnout Consideration”). The Earnout Consideration was: (i) two times the amount of energy storage products revenue and contracted backlog that is greater than $7.5 million for 2022, and is (ii) two times the amount of energy storage products 2023 revenue which exceeds the greater of either $13.5 million or 135% of the 2022 cumulative revenue, capped at $20.0 million. Any revenues exceeding $20.0 million in 2023 will not be eligible for the Earnout Consideration. The maximum aggregate number of shares of our common stock that we will issue to All Cell for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares. Revenue from energy storage products used in Beam Global products will not be considered as contributing to revenue in the Earnout calculation. The Company issued 446,815 shares of stock valued at $7.05 million as payment for the 2022 Earnout Consideration.

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of All Cell, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration is reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the year ended December 31, 2022 and the nine months ended September 30, 2023 is as follows (in thousands):

Balance as of December 31, 2021	$–
Acquisition of All Cell	1,251
Change in estimated fair value	5,540
Balance as of December 31, 2022	$6,791
Issue earnout shares for 2022	(7,051)
Change in estimated fair value	261
Balance as of September 30, 2023	$1

Amiga DOO Kralievo

On October 20, 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”), pursuant to a Share Sale and Purchase Agreement dated October 6, 2023 (the “Purchase Agreement”) by and among Beam and the owners of Amiga (the “Sellers”). Amiga, located in Serbia, is engaged in the manufacture and distribution of steel structures with integrated electronics, such as streetlights, cell towers, and ski lift towers. Pursuant to the terms of the Purchase Agreement, Beam acquired all the equity stock of Amiga from the Sellers in exchange for cash and common stock. With respect to the cash portion of the purchase price, Beam paid to the Sellers EUR 4,550,000 at closing and will pay the Sellers EUR 2,450,000 on or before December 31, 2023. With respect to the equity portion of the purchase price, Beam issued to the Sellers 293,675 shares of our common stock and, on or before December 31, 2023, will issue to the Sellers an additional 158,132 shares of our common stock.

The Sellers are eligible to earn additional shares of our common stock if such Seller is providing services to Beam and Amiga meets certain revenue milestones for fiscal years 2024 and 2025 (the “Earnout Consideration”). The Earnout Consideration that Sellers are eligible to receive for 2024 is equal to two times the amount of revenue of Amiga (“Amiga Net Revenue”) that is greater than EUR 13,500,000 for 2024. The Earnout Consideration that Sellers are eligible to receive for 2025 is equal to (i) two times the amount of Amiga Net Revenue for 2025 that exceeds the greater of (i) EUR 18,225,000 or (ii) 135% of the Amiga Net Revenue for 2024. The Earnout Consideration for each period will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable measurement period. In no event and under no circumstances will the Sellers receive from Beam or will Beam issue to the Sellers an amount of our common stock that exceeds 19.99% of the total outstanding common stock of Beam immediately prior to the closing.

We expect the acquisition of Amiga to assist in introducing our products to Europe, increasing and diversifying our revenues, enhancing our manufacturing and engineering capabilities, accelerating the development of EV Standard™ and other products both in Europe and the US, adding new customer segments in both Europe and the US, increasing barriers to entry for future competition, and advancing Beam’s position as a leader in the green economy.

4.	INVENTORY

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Finished goods	$1,736	$2,814
Work in process	1,486	1,771
Raw materials	10,312	7,661
Total inventory	$13,534	$12,246

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Office furniture and equipment	$225	$186
Computer equipment and software	147	118
Leasehold improvements	222	180
Autos	595	337
Machinery and equipment	1,955	1,556
Total property and equipment	3,144	2,377
Less accumulated depreciation	(1,232)	(829)
Property and Equipment, net	$1,912	$1,548

6.	INTANGIBLE ASSETS

The intangible assets consist of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(612)	$7,462	11
Trade name	1,756	(146)	1,610	10
Customer relationships	444	(49)	395	13
Backlog	185	(154)	31	1
Patents	491	(42)	449	20
Intangible assets	$10,950	$(1,003)	$9,947

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(1,162)	$6,912	11
Trade name	1,756	(278)	1,478	10
Customer relationships	444	(97)	347	13
Backlog	185	(185)	–	1
Patents	584	(52)	532	20
Intangible assets	$11,043	$(1,774)	$9,269

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	September 30,	December 31,
	2023	2022
Accrued vacation	$230	$190
Accrued salaries and bonus	1,354	1,220
Vendor accruals	1,043	85
Accrued warranty	25	160
Other accrued expense	384	32
Total accrued expenses	$3,036	$1,687

8.	NOTE PAYABLE

In May 2023, the Company purchased two new trucks and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $4,452, and bears interest at a rate of 7.55 percent per year. Payment on the loan began in July 2023, and the loan has a short-term balance of $38,000.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

There was no Federal income tax expense for the nine months ended September 30, 2023 or 2022 due to the Company’s net losses. Income tax expense represents minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of September 30, 2023 and no benefit has been provided for the year-to-date loss. On a quarterly basis, the company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

11.	STOCKHOLDERS’ EQUITY

Committed Equity Facility

On September 2, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $30.0 million, but in any event, a maximum of 2.0 million shares of the Company’s common stock at 97% of the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day, calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales are solely at the election of the Company, and the Company is under no obligation to sell any common stock to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock the Company issued B. Riley 10,484 shares of its common stock in both September 2022 and April 2023.

The Company incurred an aggregate cost of approximately $0.5 million in connection with the Purchase Agreement, including the fair value of the shares of common stock issued to B. Riley, which were recorded as equity on the Balance Sheet and offset proceeds from the sale of the Company’s common stock under the Purchase Agreement.

During the nine months ended September 30, 2023, the Company issued 198,033 shares under the Purchase Agreement for $2.5 million in proceeds, of which $0.5 million was offset by the offering costs.

Stock Issued For Services

During the nine months ended September 30, 2023, the Company issued 6,444 shares of its common stock in exchange for marketing services to be provided over a six-month period. The fair value of such stock issued is $0.1 million and was recorded to prepaid expenses and other current assets upon issuance and recognized over the service period which ended in the third quarter of 2023.

Stock Options

Option activity for the nine months ended September 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	336,758	12.54
Granted	46,000	12.07
Exercised	–	–
Forfeited	(19,160)	19.21
Outstanding at September 30, 2023	363,598	$12.13	6.60 Years

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends paid during the life of the options granted during the nine months ended September 30, 2023 and 2022:

Nine months ended
September 30, 2023
Expected volatility	90.2% - 94.5%
Expected term	6.5 - 7 Years
Risk-free interest rate	3.55% - 4.47%
Weighted-average FV	$9.71

The Company’s stock option compensation expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023 respectively, and $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2022. There was $1.0 million of total unrecognized compensation costs related to outstanding stock options at September 30, 2023 which will be recognized over 4.0 years. Total intrinsic value of options outstanding and options exercisable were $0.2 million and $0.2 million, respectively, as of September 30, 2023. The number of shares of common stock underlying stock options vested and unvested as of September 30, 2023 were 278,182 and 85,416, respectively.

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

There was no activity during the nine months ended September 30, 2023. 142,500 PSUs and 71,250 RSUs remain outstanding as of September 30, 2023, with weighted-average grant-date fair values of $13.05 each.

Stock compensation expense related to the RSUs and PSUs was $0.9 million during the nine months ended September 30, 2023, with $1.7 million in unrecognized stock compensation expense remaining to be recognized over 1.4 years as of September 30, 2023.

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

A summary of activity of the restricted stock awards for the nine months ended September 30, 2023 is as follows:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2022	17,865	$14.11
Granted	18,375	11.40
Vested	(23,765)	13.12
Forfeited	(5,400)	11.40
Nonvested at September 30, 2023	7,075	$13.84

Stock compensation expense related to restricted stock awards was $0.3 million during each of the nine months ended September 30, 2023 and 2022.

During the quarter ended September 30, 2023, 5,400 shares were forfeited from the escrow account as a result of the departure of a board member. As of September 30, 2023, there were unreleased shares of common stock representing $0.1 million of unrecognized restricted stock grant expense which will be recognized over 1.25 years.

Warrants

During the nine months ended September 30, 2023, the Company issued warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 to a consultant for investor relations services to be provided over a five-year period. The warrants are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrants was recorded to prepaid expenses and other current assets to be recognized over the service period. During the nine months ended September 30, 2023, $0.1 million was recorded as expense and at September 30, 2023, $1.1 million of cost has not been recognized and will be recognized over the next 4.50 years.

A summary of activity of warrants outstanding for the nine months ended September 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	440,204	9.73
Granted	200,000	17.00
Exercised	(21,809)	6.30
Outstanding at September 30, 2023	618,395	$9.76
Exercisable at September 30, 2023	618,395	$9.76

Exercisable warrants as of September 30, 2023 have a weighted average remaining contractual life of 1.83 years. The intrinsic value of the exercisable shares of the warrants at September 30, 2023 was $0.5 million.

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales	$15,781	$6,268	$45,696	$13,022
Maintenance fees	23	17	57	37
Professional services	35	60	95	491
Shipping and handling	742	288	1,762	584
Discounts and allowances	(95)	(22)	(285)	(35)
Total revenues	$16,486	$6,611	$47,325	$14,099

During the nine months ended September 30, 2023 and 2022, 14% and 36% of revenues were derived from customers located in California, respectively. In addition, 10% and 11% of revenues in the nine months ended September 30, 2023 and 2022 were international sales, respectively.

At September 30, 2023 and December 31, 2022, deferred revenue was $0.8 million and $1.4 million, respectively. These amounts consisted mainly of customer deposits in the amount of $0.4 million and $1.1 million for September 30, 2023 and December 31, 2022, respectively and prepaid multi-year maintenance plans for previously sold products which account for $0.5 million and $0.3 million for September 30, 2023 and December 31, 2022, respectively, and pertain to services to be provided through 2029.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and the inability to raise additional capital or financing to implement its business plans;

(e)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence or other reasons;

(f)	litigation with or legal claims and allegations by outside parties;

(g)	insufficient revenues to cover operating costs, resulting in persistent losses;

(h)	rapid and significant changes to costs of raw materials from government tariffs or other market factors;

(i)	failure to realize the anticipated benefits of any acquisition or difficulties in integrating any acquisition with the Company and its operations;

(j)	the preceding and other factors discussed in Part I, Item 1A, “Risk Factors,” and other reports we may file with the Securities and Exchange Commission from time to time; and

(k)	the factors set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company has five product lines that incorporate our proprietary technology for producing a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed and include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. The electronics are elevated to the underside of the sun-tracking solar array making the unit flood-proof up to nine and a half feet and allowing adequate space to park a vehicle on the engineered ballast and traction pad which gives the product stability and a certified wind rating of 160 miles per hour.

-	Solar Tree® DCFC – Patented off-grid, renewably energized and rapidly deployed, single-column mounted smart generation and energy storage system with the capability to provide a 150kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs comprised of four interconnected EV ARC™ systems and a 50kW DC fast charger.

-	EV-Standard™ – patent issued on December 31, 2019 and currently under development. A lamp standard, EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging.

-	UAV ARC™ - patent issued on November 24, 2020 and currently under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

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

We believe our chief differentiators for our electric vehicle charging infrastructure products are:

•	our patented, renewable energy products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our proprietary and patented energy storage solutions;

•	our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

•	our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to continuously create new and patentable marketable inventions by integrating our proprietary technology and parts, and other commonly available engineered components, which create a further barrier to entry for our competition;

•	our international operations in two of the three largest automotive markets in the world today.

With the acquisition of All Cell Technologies, LLC (“All Cell”) in March 2022, we now offer Beam AllCell™ energy storage technology with a highly flexible lithium-ion and/or lithium iron phosphate battery platform architecture. The battery design uses a proprietary phase change material which provides a low-cost thermal management solution and a unique safety mechanism to prevent propagation of thermal runaway. Our batteries are ideally suited for applications where energy density, safety and specialized enclosures require high power in small spaces. Drones, submersibles, medical and recreational products and a host of micro mobility products benefit from this technology. Beam is already using AllCell™ energy storage products in EV ARC™ products for EV charging and plans to incorporate this battery technology in our new product designs that are under development.

On October 20, 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”), pursuant to a Share Sale and Purchase Agreement dated October 6, 2023 (the “Purchase Agreement”) by and among Beam and the owners of Amiga (the “Sellers”). Amiga is a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, including (i) infrastructure products for public lighting; (ii) infrastructure products for mobile telephone, networks and transmission lines; (iii) infrastructure products for tram, trolleybus, and railways; (iv) infrastructure products for contact networks, masts, portals and semi-portals for road and railway signaling; (v) large steel lattice structures for specific purposes (e.g., stadiums, factories, power plants, etc.); and (vi) distribution and command electrical cabinets. Amiga has engineering, product development and manufacturing capabilities which we believe are well suited to manufacture and sell Beam’s current and future products in the European market. As a large European manufacturer of streetlights, we believe Amiga is well positioned to assist in the development of the EV-Standard™ for both the European and US markets.

Overall Business Outlook

Our revenues for the first nine months of 2023 were $47.3 million, a 236% increase over $14.1 million for the first nine months in 2022, primarily derived from delivery of EV ARC™ systems to federal and other customers, as well as energy storage solutions in the U.S. and internationally. We have invested in sales and marketing resources over the past three years which has created increased demand for our EV ARC™ renewable chargers. Additionally, we reported revenues of $6.0 million year-to-date through September 30, 2023 from our battery storage business as a result of our acquisition of All Cell in March 2022. The Company believes there continues to be a high level of support for funding EV charging infrastructure from both government and commercial entities, including a number of federal grants available under the Inflation Reduction Act. In addition, certain of our commercial customers may benefit from the Federal Solar Investment Tax Credit and accelerated depreciation as allowed under Section 179 of IRS code which, we believe, provide a competitive advantage for our products over traditionally installed EV charging infrastructure which is not eligible for these incentives. Given these available incentives, we have invested in a federal lobbyist, a federal business development resource and a government relations employee, who have helped to identify opportunities on the federal side and have increased awareness of our product and outreach with federal agencies. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. As a direct result, Beam Global was awarded a number of federal government orders in September through November 2022 that have or will be delivered in 2023. In the nine months ended September 30, 2023, we recorded revenues of $33.2 million for federal customers, compared to $3.2 million for the same period in 2022 due to these orders. We expect to see uneven orders from quarter to quarter, especially with our federal customers, but over time we expect our revenues to grow.

In addition, partially due to companies requiring employees to return to the workplace rather than working remotely from home as was the case during the pandemic, we are seeing an increase in requests for workplace charging and corporate which we expect to continue. We expect the electric vehicle market to continue to experience significant growth over the next decade which will in turn cause a requirement for additional EV charging infrastructure. We believe our products are positioned to benefit significantly from this growth.

We believe the Company’s acquisition of the assets of All Cell, a battery technology company, will increase our new customer opportunities. As a result of the acquisition of All Cell, we believe Beam’s gross margin will continue to improve by utilizing the Beam All-Cell™ battery and other storage technology solutions engineered by our team of engineers and scientists in Broadview, IL, in its EV ARCs™ systems, because we can reduce costs by retaining gross profits previously paid to battery vendors. We now also have the ability to value engineer bespoke battery solutions for our products. Beam All-Cell™ batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from our Beam All-Cell™ highly differentiated products. With the continued growth of untethered electrification, we believe there is opportunity for increased demand in these markets and others.

In October 2023, the Company completed the acquisition of Amiga. Amiga is an established manufacturer of specialized steel structures and equipment, producing street lights, communications and energy infrastructure whose manufacturing, engineering and sales teams service municipalities, states and commercial customers in 16 nations. The Company believes that the addition of Amiga will expand Beam’s presence into the European market and increase its production, engineering, sales and product development expertise. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized EV ARCTM and EV Standard™ products can play a major role in the provision of EV charging infrastructure in Europe. Beam Europe is already producing components for EV ARC™ systems in our factory in Kraljevo at the time of this filing.

Our energy security business is connected with the deployment of our EV charging infrastructure products and serves as an additional benefit and value proposition for our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. The state-of-the-art storage batteries installed on our EV charging systems are immune to grid failures and provide another benefit for customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators.

We are in development on our newest patented products - our EV Standard™ and UAV ARC™, which we expect will expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets. Beam Europe is one of Europe’s largest manufacturers of streetlights and has a team of qualified structural, electrical and civil engineers who are experts in the field of development and deployment of street lighting. They are working with our engineers in San Diego and Chicago to finalize the engineering and product development on our new EV Standard™ product. We believe that EV Standard™ may become our largest selling product when available for sale.

Our gross profit as a percentage of sales in Q3 2023 was 1.7% of revenues, compared to -$5.1% gross loss in Q3 2022. Gross margins improved to 1.7% as a percentage of revenues in the nine months ended September 30, 2023, compared to a -6.9% gross loss for the same period in 2022. Additionally, our cost of goods sold included non-cash intellectual property amortization of $0.6 million and $0.5 million for the first nine months of 2023 and 2022, respectively, related to the acquisition of All Cell in 2022. Excluding this non-cash expense results in a positive gross profit of 2.9% for the nine months ended September 30, 2023. We increased the number of EV ARC deliveries from 136 in the first nine months of 2022 to 537 in the first nine months of 2023 which resulted in favorable fixed overhead absorption and improved labor efficiencies gained by the higher volume. There is no guarantee that our growth will continue at this same pace and expect that the receipt of orders may be choppy quarter over quarter, but we expect that in the long-term, our revenues will continue to grow. Our gross profit improvements were achieved in spite of ongoing inflation and the high costs of many of our components, including steel, that began during the Covid pandemic and are only starting to decrease on new supply chain orders placed in 2023. We expect to see these costs continue to decrease over time. Batteries are the highest cost contributor to our bill of materials, but with the acquisition of All Cell, we have seen these costs decrease. We are implementing lean manufacturing process improvements and making engineering changes to our product where we expect to benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. We continue to identify components and sub-assemblies that may be more cost effective to outsource, which may further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will see improvement in our gross margins over the next year. Beam Europe has capabilities to self perform several activities which we outsource in the US. We believe that in combination with a generally less expensive operating environment in Serbia, we will be able to produce our products in Europe less expensively than in the US even as we continue to reduce our costs in there.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the nine months ended September 30, 2023.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

Revenues. For the quarter ended September 30, 2023, our revenues increased 149% to $16.5 million compared to $6.6 million for the same period in 2022. Revenues to federal customers increased by $7.5 million in Q3 2023 compared to the quarter ended September 30, 2022. We also recorded energy storage revenues of $2.1 million as a result of our acquisition of All Cell in 2022. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the quarter ended September 30, 2023, our gross profit was $0.3 million, or 2% of sales, compared to a gross loss of $0.3 million, or 5% of sales for the same period in 2022. As a percentage of sales, the margin improved by 7%, primarily due to the increase in production levels in the current quarter compared to the prior year, which resulted in favorable fixed overhead absorption. Our gross profits were negatively impacted by $0.2 million for non-cash intangible amortization. We began to see some improvements in material pricing in 2023, which we believe will continue to improve over time. Our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. We also implemented some new equipment and design changes during 2023 which helped to increase our production to meet the growing demand and which is helping to reduce the labor and material cost of our product. In addition, as our revenues continue to increase in 2023 and beyond, we expect our fixed overhead absorption to also improve. Our engineering and operations teams have identified further cost reductions and efficiencies which we believe will improve our gross margins further in Q4 of 2023 and Q1 of 2024.

Operating Expenses. Total operating expenses were $4.0 million, or 24% of revenues, for the quarter ended September 30, 2023, compared to $6.5 million, or 98% of revenues, for the same quarter in the prior year, a decrease of 73% as a percentage of revenues. The $2.4 million decrease is mostly attributable to $3.9 million increase in the fair value of contingent consideration in the prior year compared to no change in the third quarter of 2023, partially offset by increases of $0.5 million for sales and marketing expenses, primarily for commissions due to higher revenues, $0.3 million for non-cash compensation expenses, $0.1 million for recruiting fees, $0.3 admin salaries and bonus accrual, $0.1 million for facility costs and $0.2 million of other increases as we scale up the business.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Revenues. For the nine months ended September 30, 2023, our revenues increased 236% to $47.3 million compared to $14.1 million for the same period in 2022. Revenues to federal, state and local governments increased by $31.6 million in the first nine months of 2023 compared to the same period in the prior year. International customers comprised 10% of the revenues through September 30, 2023, and were primarily from our energy storage business. Revenues derived from non-government, commercial entities increased by 28% from Q3 2022 to Q3 2023 year to date representing a partial return to pre-COVID levels. We recorded energy storage revenues of $6.0 million as a result of our acquisition of All Cell in 2022. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the nine months ended September 30, 2023, our gross profit was $0.8 million, or 2% of sales, compared to a gross loss of $1.0 million, or 7% of sales in the same period of 2022. As a percentage of sales, the margin improved by 9%, primarily due to the increase in production levels in the current quarter compared to the prior year, which resulted in favorable fixed overhead absorption. Our gross profits were negatively impacted by $0.6 million for non-cash intangible amortization. We began to see some improvements on material pricing in 2023, which we believe will continue to improve over time. In addition, our labor efficiency improved during the quarter as a result of a steady flow of units through the factory. We continue to make engineering changes and work with suppliers to improve our costs which will continue to improve our gross profit over time.

Operating Expenses. Total operating expenses were $11.9 million, or 25% of revenues, for the nine months ended September 30, 2023, compared to $10.9 million, or 78% of revenues, for the same period in the prior year, an improvement of 53% as a percentage of revenues. The $1.0 million increase is mostly attributable to $1.0 million for non-cash compensation expenses, $1.0 million for admin salaries and bonus accrual, $0.8 million increase in sales and marketing expense, primarily for commissions due to higher revenues, $0.6 million for R&D salaries and expenses, $0.2 million for recruiting costs, $0.2 million for accounting fees, $0.2 million for facility costs, and $0.4 million of other increases, offset by a $3.4 million decrease in the fair value of contingent consideration in the prior year to date compared to 2023. Due to the acquisition of All Cell that closed in March 2022, expenses for the first nine months of 2022 do not include operating expenses for January and February, which accounts for approximately $0.5 million of the increase. $3.0 million of the $11.9 million year to date 2023 operating expense is comprised on non-cash expense.

Liquidity and Capital Resources

At September 30, 2023, we had cash of $14.8 million, compared to cash of $1.7 million at December 31, 2022. We have historically met our cash needs through a combination of debt and equity financing. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	September 30,
	2023	2022
Cash provided by (used in):
Net cash used in operating activities	$(13,768)	$(15,724)
Net cash used in investing activities	$(881)	$(1,645)
Net cash (used in) provided by financing activities	$27,726	$100

For the nine months ended September 30, 2023, our cash used in operating activities was $13.8 million compared to $15.7 million for the nine months ended September 30, 2022. Net loss of $11.0 million for the nine months ended September 30, 2023 was increased by $3.2 million of non-cash expense items that included depreciation and amortization of $1.1 million, common stock issued for services for director compensation of $0.3 million, employee stock-based compensation expense of $1.3 million, change in the fair value of contingent consideration liabilities of $0.3 million and $0.3 million of other for stock compensation for non-employees. Further, cash used in operations included a $10.5 million increase in accounts receivable due to the increase in revenues and the timing of customer payments, $1.1 million increase in inventory and $0.6 million decrease in deferred revenue for customer deposits. Cash generated from operations included a $4.3 million increase in accounts payable primarily for inventory, $1.4 million increase in accrued expenses, and $0.5 million decrease in prepaid expenses and other current assets.

For the nine months ended September 30, 2022, our cash used in operating activities was $15.7 million. Net loss of $11.9 million for the nine months ended September 30, 2022 was increased by $5.1 million of non-cash expense items that included a change in fair value of contingent consideration of $3.7 million, depreciation and amortization of $0.8 million, common stock issued for services for director compensation of $0.3 million and non-cash compensation expense related to the grant of stock options of $0.3 million. Further, cash used in operations included a $2.2 million increase in accounts receivable, $1.0 million increase in prepaid expenses and other current assets, primarily related to the prepayment of battery cells, and $8.3 million increase in inventory (i) to secure battery cells required for battery manufacturing in case of potential future supply chain challenges and (ii) due to higher work in process inventory of nearly complete EV ARC units that were waiting for parts as well as finished EV ARC units awaiting final delivery at September 30, 2022. Cash provided by operations included a $2.3 million increase in accounts payable primarily for inventory, $0.2 million increase in deferred revenue and $0.2 million increase in accrued expenses.

Cash used in investing activities in the nine months ended September 30, 2023 included $0.8 million for the purchase of equipment; primarily transportation equipment, a sleeving machine and an automated welder used in our battery manufacturing and $0.1 million for patent costs. The nine months ended September 30, 2022 included a $0.8 million working capital cash payment related to the acquisition of All Cell and $0.8 million to purchase equipment and patent costs.

For the nine months ended September 30, 2023, cash generated by our financing activities included $25.4 million in proceeds from the public offering issuance of common stock, net of offering expenses, $2.1 million for shares sold through the Company’s equity facility, $0.2 million for repayment of note payable and $0.1 million from the exercise of warrants, compared to $0.3 million for the exercise of warrants for the same period in the prior year.

Current assets were $45.8 million on September 30, 2023, an increase from $19.9 million at December 31, 2022, primarily due to increases of $13.1 million in cash, $10.5 million in accounts receivable, $1.1 million in prepaid expenses and other current assets and $1.3 million in inventory. Current liabilities decreased to $11.5 million at September 30, 2023 from $13.2 million at December 31, 2022, primarily due to a $6.8 million decrease in a non-cash contingent consideration reserve attributable to our March 2022 acquisition of All Cell, and a $0.7 million decrease in deferred revenue, offset by a $4.3 million increase in accounts payable and $1.3 million increase in accrued expenses. As a result, our working capital increased to $34.4 million at September 30, 2023 compared to $6.8 million at December 31, 2022.

The Company has been focused on marketing and sales efforts to increase our revenues. Revenues increased by 45% from 2020 to 2021, 144% from 2021 to 2022, and the first nine months of 2023 was 236% higher than the first nine months of 2022 demonstrating that this investment has been successful. Improvements to gross profitability have been made despite the current inflationary period. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Our engineering and operations teams have made several design changes and process improvements in our product development and manufacturing operations in 2023 which has helped to increase labor efficiency and reduce material costs. In addition, the Company has increased pricing for the first time to cover some of the inflationary cost increases, which we should benefit from as those proposals become orders and are shipped in future quarters.

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

The Company may be required to raise capital until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. In September 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley under which the Company has the right to sell up to $2 million of its common stock over a period of 24 months (see note 10 for further information.) In addition, we could pursue other equity or debt financing. Furthermore, the Company has warrants to purchase 618,395 shares of our Common Stock outstanding at September 30, 2023, which could potentially generate an additional $6.0 million of proceeds over the next 4.5 years, depending the warrant holders’ ability and decision to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow. There is no guarantee that profitable operations will be achieved, the warrants will be exercised or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, we do not have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2023, we began to implement stronger processes related to ordering, counting, warehousing, valuing and transacting our inventory at our energy storage facility in Broadview, IL. We also are completing the process of implementing a new company-wide enterprise resource planning (ERP) system to replace our existing QuickBooks system, which will be effective in Q3 2023.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

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

On June 2, 2023, the Company notified Nasdaq that effective as of June 30, 2023 it was not in compliance with Nasdaq Listing Rule 5605(c)(2)(A) as a result of the resignation, for personal reasons, of a member of the Company’s board who was also a member of the Company’s Audit Committee. Nasdaq Listing Rule 5605(c)(2)(A) requires the Audit Committee to have at least three independent members (as defined by Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934), at least one of whom is an audit committee financial expert.  As a result of the resignation of Nancy Floyd, the Company no longer has an Audit Committee comprised of three independent directors. The Nasdaq Listing Rules provide for a cure period during which the Company may regain compliance with Nasdaq Listing Rule 5605(c)(2)(A). Under Nasdaq Listing Rule 5605(c)(4), the Company shall have until the earlier of its next annual meeting of stockholders or one year from the occurrence of the event that caused the failure to comply with Nasdaq Listing Rule 5605(c)(2)(A); provided, however, that if the next annual meeting of stockholders occurs no later than 180 days following the event that caused the vacancy, the Company shall instead have 180 days from such event to regain compliance. The Company is currently interviewing candidates to fill this board vacancy and to chair the audit committee and intends to do so within the applicable cure period.

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

If Nasdaq delists our common stock, we could face significant material adverse consequences, including:

•       a limited availability of market quotations for our securities;

•       a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•       a limited amount of news and analyst coverage for our company; and

•       a decreased ability to issue additional securities or obtain additional financing in the future.

We may fail to realize all of the anticipated benefits of the acquisition of Amiga or those benefits may take longer to realize than expected and our business, financial condition and results of operation could be materially and adversely affected. We may also encounter significant difficulties in integrating Amiga with Beam and its operations.

Our ability to realize the anticipated benefits of the acquisition of Amiga will depend, in part, on our ability to integrate Amiga, which may be a complex, costly and time-consuming process. We will be required to devote significant management attention and resources to integrate the business practices and operations of the acquired business. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. In addition, the integration of the acquired business may result in material unanticipated issues, expenses, liabilities, competitive responses, and diversion of management’s attention. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our operations and could materially and adversely affect our business, financial condition and results of operations.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected benefits and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation. In addition, even if the acquisition were to be integrated successfully, the full anticipated benefits of the acquisition may not be realized within the anticipated time frame, or at all. We may not be able to maintain the results of operations or operating efficiency that we and the acquired business have achieved or might achieve separately. Further, additional unanticipated costs may be incurred in the integration process as a result of risks currently unknown to us. All of these factors could cause reductions in our earnings per share, decrease or delay any accretive or other beneficial effect of the acquisition and negatively impact the price of our common stock.

Amiga is a private Serbian company that has not been subject to an audit by an accounting firm under U.S. GAAP standards and has not previously been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC or other corporate governance requirements.

Amiga is a private Serbian company. To date, Amiga has not had its financial statements reviewed or audited by an accounting firm under U.S. GAAP standards and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As a result, we will be required to implement the appropriate internal control processes and procedures over Amiga’s financial accounting and reporting. The combined company may incur significant legal, accounting and other expenses in efforts to ensure that Amiga meets these requirements.  Implementing the controls and procedures at Amiga that are required to comply with the various applicable laws and regulations may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in such an implementation could adversely affect our business, financial condition and operating results.

Our inability to successfully integrate Amiga’s operations could adversely affect our operations; potential need for additional financing.

Our acquisition of Amiga represents a significant investment. The acquisition requires our and Amiga’s significant attention and resources, which could reduce the likelihood of achievement of other corporate goals. Both we and Amiga have experienced significant operating losses. As a result, we may need additional financing to help fund our business and satisfy our obligations, which will require additional management time to address. There is no assurance that we will realize the benefits of the acquisition of Amiga that we hope will be achieved.

As a result of the acquisition of Amiga, Beam expects to generate an increasing portion of its revenue internationally in the future and may become subject to various additional risks relating to its international activities, which could adversely affect its business, operating results and financial condition.

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

We are subject to foreign currency exchange rate and other related risks.

With the acquisition of Amiga, we are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates, especially the Euro and the Serbian Dinar, between the U.S. dollar and other currencies will impact our results of operations, financial condition and cash flows. We also face risks arising from the imposition of foreign exchange controls and currency devaluations. Foreign exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing control. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

30

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

Dated: November 14, 2023	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer, (Principal Financial/Accounting Officer)

32