Form 10-K
period 2023-12-31
Beam Global
filed 2024-04-16
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or

☐ Transition Report pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $141,965,547 based upon the closing price of the shares on the NASDAQ Capital Market on that date.

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of April 9, 2024, was 14,438,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this report.

i

PART I

References in this Report to “we,” “us,” “our,” the “Company” or “Beam” means Beam Global, a Nevada corporation, and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts, and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and the inability to raise additional capital or financing to implement its business plans;

(e)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence, or other reasons;

(f)	litigation with or legal claims and allegations by outside parties;

(g)	insufficient revenues to cover operating costs, resulting in persistent losses;

(h) (i)	rapid and significant changes to costs of raw materials from government tariffs or other market factors; significant currency fluctuation or foreign regulations that could impact our business;

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

Overview

Beam is a clean-technology innovation company headquartered in San Diego, California with factories in San Diego, Chicago and Kraljevo, Serbia in Europe. We develop, manufacture, and sell high-quality, renewably energized products for electric vehicle charging infrastructure, energy storage, energy security, disaster preparedness, street lighting, telecommunications, and energy infrastructure. Our Electric Vehicle (EV) charging infrastructure products are powered by locally generated renewable energy and enable vital and highly valuable services in locations where it is either too expensive, disruptive, or impossible to connect to a utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. We do not compete with EV charging companies; rather, we assist these companies by offering infrastructure solutions that replace the time consuming and expensive process of construction and electrical work which are usually required to install traditional grid-tied EV chargers. We also do not compete with utility companies. Our products enable utilities and others to deliver reliable and low-cost electricity to EV chargers and, in the case of a grid failure, to first responders and others, through our integrated emergency power panels. We also provide energy storage technologies that make commodity battery cells safer, longer lasting and more energy efficient. Our battery management systems (BMS), and associated packaging, make batteries safer and usable in a variety of mobility, energy-security, and stationary applications. Our street lighting and other street furniture products are mass produced and sold in 17 nations globally.

Our charging products are rapidly deployed without the need for construction or electrical work. We compete with the highly fragmented and disintegrated ecosystem of general contractors, electrical contractors, consultants, engineers, permitting specialists and others, who are required to perform a traditional grid-tied EV charger installation construction and electrical project. Our clean-technology products are designed to replace a complicated, expensive, time-consuming and risk prone process with an easy, robust and reliable product at a low cost of total ownership.

Beam’s renewable energy infrastructure products and proprietary technology solutions target four markets that are experiencing significant growth with annual global spending in the billions of dollars.

•	electric vehicle charging infrastructure;

•	energy storage solutions;

•	energy security and disaster preparedness;

•	outdoor media advertising.

The Company focuses on creating high-quality renewable energy products that are rapidly deployable, have diverse use cases and are attractively designed. We believe that there is a clear need for rapidly deployable and highly scalable EV charging infrastructure, and that our EV ARC™ and Solar Tree™ products fulfill that requirement. We are agnostic as to the EV charging service equipment as we do not sell EV charging, rather we sell products which enable it. Our EV ARC™ and Solar Tree™ products replace the infrastructure required to support EV chargers, not the chargers themselves. Our ability to make commodity battery cells safer, longer lived and more energy efficient in bespoke enclosures is, we believe, a significant differentiator as we move to an increasingly electrified and untethered world.

We believe our chief differentiators are:

•	our patented, renewably energized products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure when compared to traditional, utility grid tied alternatives;

•	our proprietary and patented energy storage solutions;

•	our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

•	our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions;

•	our ability to add electrical capacity to provide for the significant increase demand brought by EVs, without having to go through expensive, time consuming and risky utility grid expansion (adding power stations, transmission lines and distribution infrastructure like substations);

•

our ability to create new and patentable products which are marketable and consist of a complex integration of our proprietary technology and parts with other commonly available engineered components, which create a further barrier to entry for our competition;

•	our extensive geographic footprint in North America and Europe, and existing customer base and contracts.

Products and Technologies

Electric vehicle charging infrastructure.

Our clean energy infrastructure products currently incorporate the same underlying technology with a built-in renewable energy source in the form of attached solar panels and/or a light wind generator, along with battery storage, which enables our products to generate and store their own electricity while operating without connecting to the utility grid. Our products are also able to connect to the grid if a customer values that capability. We believe that the U.S. and global utility grids lack sufficient capacity to supply enough electricity to all the new EVs, AI, data centers, electrified industry and other electrical devices which are becoming increasingly available to consumers and business, especially considering the number of national and state governments that have announced future bans on the sale of gasoline and diesel vehicles, as early as 2025 in Norway, and 2035 in Europe, with most bans being put in place no later than 2040. Even locations with a grid connection often lack circuits which have enough capacity to support EV charging in any meaningful way. For example, parking lots might have enough electrical capacity to power lighting but not enough to power EV charging. Beam products provide that power without a requirement to increase the electrical grid capacity at a site which can often be, and we believe will increasingly be, expensive, disruptive, complex and time consuming.

We believe that there will be an increasing demand and need for rapidly deployed and highly scalable EV charging infrastructure products which do not require construction or electrical work, and which do not rely on the utility grid for a supply of electricity. We are not aware of any other products which provide a similar solution for this need as effectively as our patented products which are listed below:

•

EV ARC™ (Electric Vehicle Autonomous Renewable Charger) – Our most popular product- We believe this patented product is the world’s first and only transportable, solar powered EV charging infrastructure product on the market that fits in a parking space but does not reduce available parking. The EV ARC™ generates and stores all its own energy through its solar array so there are no utility bills to pay. EV ARC™ features our patented BeamTrakTM sun tracking technology that follows the sun to generate up to an additional 25% of solar electrical power. It does not need a grid connection which eliminates the need for lengthy construction projects, trenching, switch gear, or transformer upgrades. The EV ARCTM can be delivered to its intended location and is set up and charging in less than an hour. Because there is no foundation, trench or electrical infrastructure, the EV ARC™ typically does not require a building or any other kind of permit, and it is easily transportable if a different location is desired. EV ARC™ products support Level I, Level II and DC Fast Charging (requiring 4 interconnected units) and can charge between one and six EVs simultaneously. A single unit can provide EV charging to as many as 12 parking spaces. The electronics are elevated under the solar array which makes the unit flood-proof in up to nine and a half feet of water. EV ARC™ systems are independently rated to withstand winds up to 160mph.

Because the EV ARC™ systems are solar powered, they are not disrupted during grid interruptions such as black-outs or brown-outs which is becoming increasingly important as more transportation relies on electricity for fuel. Current grid-tied EV chargers are often placed in locations where a suitable circuit is most easily accessed and cheapest to install, rather than in the most convenient and desirable locations for EV drivers. EV ARC™ systems do not need to be connected to the grid and as such, can be placed anywhere, making them a rapidly deployable and highly scalable solution for EV charging infrastructure.

We received a patent in 2024 for a version of the EV ARC™ which, when fully developed, will be able to provide wireless charging to suitably equipped EVs.

Because EV ARC™ systems are highly visible, we believe that they are an ideal platform for sponsored deployments wherein networks of EV ARC™ systems are deployed and owned by us and monetized through sponsorship and naming-rights agreements with corporate sponsors who are eager to have their brands associated with renewable, clean-energy by sponsoring a city-wide sponsorship of free EV charging through what we refer to as our Drive on Sunshine™ network. We intend to deploy our Drive on Sunshine™ network in highly populated areas where we will deliver free EV charging while monetizing the network of EV ARC™ systems through corporate sponsorship programs. Our products also create significant reductions in greenhouse gas and CO2 emissions which, we believe, is a further inducement to encourage corporations to sponsor our network as they may benefit from the carbon offsets generated by a network of EV ARC™ systems.

•	SolarTree® Products – These patented products are used for larger scale solar powered EV charging applications. We believe our Solar Tree® product to be the only single column, sun tracking, solar support structure with integrated energy storage, EV charging and media platforms available today. The design of our Solar Tree® systems is ideal for charging electric buses, electric heavy-duty vehicles, electric agricultural equipment, public transportation, and electric vehicles used in the construction industry. In 2020, we launched our new generation of Solar Tree® DCFC products with on-board battery storage that do not require a utility grid connection (though grid connection capability is available). As a result, these products can be rapidly deployed and enable EV charging in remote locations where it would otherwise be impossible or economically infeasible, such as rest areas, park and ride locations, construction sites, or any location with insufficient grid connectivity. The costs and environmental impact associated with delivering a 50kW or greater circuit to a remote rest area may be prohibitive, whereas a Solar Tree® DCFC can be deployed with minimal site disturbance.

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

The National Electric Vehicle Infrastructure program (NEVI) requires states to provide at least 600kW of DC fast charging on every 50 miles on US highways. We do not believe that the utility grid can provide this level of capacity in all locations, especially not in remote parts of the country. We believe that our Solar Tree® product could contribute to providing a solution in many of the underserved locations. We believe that this is a good example of the sort of opportunity for growth that the Solar Tree® product can contribute to Beam Global.

•	EV Standard™ Product – Our patented EVStandard™ is currently in development and will use an existing streetlamp’s foundation and grid connection. Combining solar, wind-power and the streetlamp grid connection with on-board batteries which are stored in the EV Standard’s column, the product will deliver meaningful Level II EV charging at “curbside” or “on street” locations. The EV Standard™ design combines a tracking solar panel, wind energy and utility-generated electricity from the existing streetlamp grid connection in a bank of integrated batteries. While most traditional streetlamps do not have sufficient electrical capacity to provide meaningful EV charging, the combination of all three sources of power provides sufficient electrical capacity for EV charging in a sustainable and economical manner. Densely populated areas do not have large open parking lots and will require EV charging solutions where drivers park on the street. The EV StandardTM can provide that without requiring expensive, disruptive, and time-consuming construction or electrical work. This product will continue to charge during grid failures and greatly reduces the cost of electricity when compared to an all grid-powered solution. We believe our patented EV Standard™ product, when developed, will create a significant additional opportunity for product sales and revenue generation.

Energy Storage Solutions

According to MarketsandMarkets Analysis, the global lithium-ion battery market size is projected to grow from $41.1 billion in 2021 to $116.6 billion by 2030; and it is expected to grow at a compound annual growth rate (CAGR) of 12.3% from 2021 to 2030. We are living in an increasingly electrified world and more of the devices we rely on are no longer connected to a wall socket or any kind of utility connection. This untethering requires energy storage to be more energy dense and packaged in increasingly smaller and lighter formats. Physics dictates that the storage and release of electrical energy will create heat. In extreme cases this can lead to a chain reaction within a group of battery cells that can be difficult to stop, known as “thermal runaway”, which has led to some well publicized fires. Our energy storage products create high performance energy storage solutions used in EV charging, electric vehicles, micro mobility, aviation, medical devices, robotics, stationary storage, and maritime applications. We believe that we are unique in the EV charging industry in that we use our own proprietary energy storage solutions in our EV ARC™ and EV Standard™ units. Our proprietary and patented passive thermal management, modular platform architecture, and scalable battery management systems (BMS), enhance safety and performance to prevent thermal events, while extending battery life and reducing lifetime stored energy costs. We provide safe, scalable and high-powered energy storage solutions which have enabled electrified applications in many formats for Fortune 100 companies in the U.S and Internationally.

Energy Security and Disaster Preparedness

Power outages cost the United States up to $150 billion per year according to the United States Department of Energy. Our products are fully sustainable and include battery energy storage that can be used during times of grid or hydrocarbon fueled generator failure or during public safety power shutoff (PSPS) as may be required in certain jurisdictions. Our primary focus in energy security is to ensure access to EV recharging infrastructure during grid failures, such as blackouts. As the adoption of EVs increases, it will be critical to have fuel (recharging) infrastructure that is not reliant on the utility grid with its centralized vulnerabilities. We have witnessed power outages in Texas due to cold weather, in California and New York due to hot weather and in other parts of the nation whenever inclement conditions such as high winds or flooding occur. California has also been susceptible to public safety power shutoffs (PSPS) to prevent fires during high wind events. There have been kinetic and cyber-attacks on the grid and the U.S. government has evidence of intrusions by nefarious nation state actors. A Wall Street Journal article reported that attacks on the US power grid rose 71% in 2022 over 2021. In April 2024, North American Electric Reliability Corporation (NERC), a division of the grid oversight body, reported that physical assaults on the grid have remained high since rising in 2022, with about 2,800 reports of gunfire, vandalism and other strikes on electrical networks in 2023. Some 3% of those attacks led to outages or other operational problems. Events such as these constitute significant vulnerabilities which are expensive, disruptive, inconvenient, and dangerous. As we electrify our transportation fleets, these events may become catastrophic. The U.S. has a Strategic Petroleum Reserve to ensure that it never runs out of gasoline and diesel, but there is no strategic electric reserve. The electrical grid faces unprecedented challenges as a result of increased frequency and intensity of extreme weather events, such as heat waves, wildfires, hurricanes, floods and other climate events which can disrupt the generation, transmission and distribution of electricity.

Beam’s products are a highly robust and secure source of power for EVs and provide a hedge against grid failures. Our EV ARC™ and Solar Tree® currently provide, and our EV-Standard™ will provide, locally generated and stored electricity. We are engaged with government officials at every level to increase awareness of our products and the benefits they can bring to energy security. We are increasingly hearing suggestions that 25% of all EV charging infrastructure should be independent of the centralized grid. We believe that our products are uniquely positioned to fulfill this need. We believe that our current contracts with California, Florida, New York City, and the Federal government through our General Services Administration (GSA) Multiple Award Schedule Contract ideally position us to take advantage of what we believe will be a significant increase for the requirements of robust and sustainable EV charging infrastructure. The Biden administration has stressed increased commitment to:

1.	American made products
2.	Clean Energy
3.	Energy Security
4.	Electrified transportation
5.	Transportation infrastructure

We believe that our products are ideally suited to fulfill all these requirements.

Traffic Telecommunications and Energy Infrastructure Products

On October 20, 2023, Beam acquired Amiga, which is a business located in Serbia that engages in the manufacture and distribution of steel structures with electronic integration, which we sell throughout the European region. The current list of products we offer includes:

(i)	infrastructure products for public lighting;
(ii)	infrastructure products for mobile telephone, networks, and transmission lines.
(iii)	infrastructure products for tram, trolleybus, and railways.
(iv)	infrastructure products for contact networks, masts, portals and semi-portals for road and railway signaling;
(v)	large steel lattice structures for specific purposes (e.g., stadiums, factories, power plants, etc.); and (vi) distribution and command electrical cabinets.

Our new European operation has strong engineering, product development and manufacturing capabilities which we believe is well suited to manufacture Beam’s current products, and assists in the development of Beam’s new products, such as the EV StandardTM.

Outdoor Media Advertising

The Company believes there is opportunity in the outdoor advertising space to place outdoor advertising content on Beam’s infrastructure products. The objective is to sell advertising space on our products to a company, with the proceeds being used to fund the delivery of EV ARC™ systems. While we believe this is a proven, successful business model, and our EV ARCTM provides a good platform for advertising for a company who seeks to promote their support of clean energy, we have been unsuccessful at finding a sponsor to date and this has become a lower priority.

Strategy

Target Markets

Beam’s target markets consist of several broad segments: state, municipal and federal governments and agencies, auto manufacturers, corporations, energy utility companies, universities, retail, hospitality, and international markets. These segments can further be broken down into increasingly granular segments as different market opportunities are identified.

Beam’s largest customers include the U.S. Federal Government, including the U.S. Army, Department of Veterans Affairs, Department of Homeland Security, United States Marine Corps, and many other federal agencies, the State of California, which is a conglomeration of California state agencies and municipalities, and the City of New York. We have expanded the sale of EV ARC™ systems to 41 states throughout the U.S., three international countries, Puerto Rico and the U.S. Virgin Islands in the Caribbean. The largest customers that we sold to in 2023 were the US Army followed by the Department of Veterans Affairs.

In October 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”) which is a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, such as streetlights, cell towers, and ski lift towers. We believe Amiga’s manufacturing capabilities are well suited to manufacture and sell Beam’s current products into the European market, which is a larger market than the U.S. Amiga has also a strong engineering team that can help to develop our EV StandardTM for sale in both the U.S. and Europe. We believe this provides a strong growth opportunity for Beam’s products.

The factors below have been considered in determining favorable markets for our products:

•	Economic Factors. Our ability to deploy EV charging infrastructure with a fixed cost in environments with difficult, time consuming permitting and regulatory requirements and high construction and electrical costs.

•	Speed to deploy. As EV adoption increases the requirement for EV charging infrastructure becomes more acute and more urgent. We are able to provide EV charging to locations in many cases in less time than it would take to pull permits for grid-tied solutions.

•	Scalability. Because we are not constrained by local construction, electrical and permitting requirements we are able to scale up EV charging deployments in a manner which is not feasible with traditional approaches because of construction, design and engineering challenges inherent in in-the-ground solutions.

•	Sociocultural Factors. High concentration of EV drivers and a cultural desire to be good stewards of the environment.

•	Technological Factors. We believe our products are ideal for regions with good insolation, expensive energy costs, and poor or degraded air quality, and a lack of capacity or expensive upgrade requirements for their utility grid.

•	Consumer Products. Auto manufacturers are delivering more diverse and popular EV models such as Ford’s F150 Lightning, GM’s electric Hummer, Rivian’s RT1, Ford’s E Mustang and Kia’s EV6.

•	Political Factors. Political statements, mandates and laws supporting policy to reduce carbon emissions through the electrification of transportation. State and local governments focusing on the transportation industry and the electrification of fleet vehicles to reduce carbon emissions.

Many of these factors have been important since the early days of EV adoption. Government tail winds are stronger than ever with many nations and states announcing the outright ban on gasoline and diesel vehicle sales during the next two decades. In the U.S., President Biden set a goal for 50% of new car sales to be electric by 2030. There are currently nine states that have announced plans to prohibit the sale of new internal combustion engine automobiles after 2035. California has announced a similar ban and seventeen other states have historically followed California’s regulations. In addition to all-electric car manufacturers such as Tesla, BYD, Lucid Motors, Rivian, Polestar, etc., most car companies now offer electric vehicle options for various types of vehicles. General Motors has committed to only offer zero-emissions vehicles by 2035 and six major automakers including Ford, Mercedes-Benz, Volvo and 3 others, along with 30 nations, signed a pledge to eliminate sales of new gas and diesel-powered cars by 2035 in leading markets. Automotive manufacturers have started production of electric vehicles which are more consistent with traditional car models that have been popular with U.S. consumers. Ford is selling an all-electric F150 pickup truck launched in 2022. Since 1981, the F150 has been the most popular vehicle in the US and the top selling pickup truck for forty-three years in a row. The electric version of the F150 has the same towing and payload capacity and will be able to accelerate from 0 to 60 mph in under four seconds. GM has launched an electric Hummer which has 1000HP (compared to the gasoline version with 300HP) with a similar acceleration rate as the F150.

We believe that consumers will adopt EVs faster than many experts are predicting and that as a result, the requirement for growth in EV charging infrastructure will be more urgent than is currently forecasted or contemplated. We also believe that as the easiest (low hanging fruit) locations for grid-tied chargers are established, the process of deploying traditionally installed and powered grid-tied EV chargers will become more expensive and time consuming. At the same time, we believe that we will continue to reduce the costs of producing our products and become faster at deploying them. During a period of significant and increasing demand, we believe that our scalability and rapid deployment will create a significant advantage for our products and our position in the market.

  Growth Strategy

The electric vehicle market is expected to grow at a rapid pace, and it is expected that the EV infrastructure market will grow at a comparable pace to support the EVs. Research reports indicate that the EV infrastructure market is expected to reach $224.8 Billion by 2032 which is a 27.5% compound annual growth rate (CAGR) between 2024 – 2032. In December 2022, the California Energy Commission approved a plan for nearly $2.9 billion in funding for 90,000 new electric vehicle chargers in the state. We currently operate in three rapidly growing markets: EV charging infrastructure, energy storage (batteries), and energy security and disaster preparedness. We believe that our products have a global appeal and that we are at a very early stage in the development of our sector. We believe that our strategic growth plan will enable us to increase our user base and revenues while increasing profitability. Our strategic growth plan includes:

•	Engaging government relations experts to educate decision makers on the value of our “Made in America” products.

•	Increase marketing efforts to educate potential customers.

•	Expanding our geographic footprint and customer base, especially in Europe, the world’s largest automative market.

•	Increasing our gross margins by increasing production volumes, improving operating efficiencies and reducing the cost of materials and production.

•	Increase leverage of outsourcing as our manufacturing process scales.

•	Expand our recurring revenue business.

•	Educate potential customers regarding federal and other government grants, investment tax credits, and other incentives available to our customers.

•	Capture market share of the electrified personal and public transportation space, which is at a nascent phase.

•	Continue to develop and innovate new products and build a strong IP portfolio.

Sales and Marketing

Beam utilizes a combination of an in-house sales team and outside consultants, pairing customers with our sales specialists, or Clean Mobility Experts, to ensure their needs are met.

Our sales process is heavily focused on educating prospective customers about our products. We have been investing more in marketing materials and videos, and we have engaged a public relations firm to educate the market. Beam uses research to identify potential customers, as well as contacts established through trade show events and in-bound calls. We also utilize a combination of regional and industry focused campaigns, nurturing campaigns, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, Twitter, and LinkedIn). Beam is, we believe, an industry leader in the sustainable EV charging infrastructure space, and we use our website and social media to highlight our innovative products and offerings.

The sale of our products can often have long sales cycles due to the capital expense, budgeting cycles, and the sophisticated nature of our products, though we have also increasingly observed shorter sales cycles along with an increase in the number of units ordered in recent years. We believe this is attributable to an increase in awareness and acceptance of our products as well as an increase in the urgency surrounding the deployment of EV charging infrastructure. Sales often rely on bureaucratic processes and funding approval which can result in extended sales cycles. We also support our customers by identifying grants and the federal grant process to reduce the cost of their purchase.

Our products may be eligible for various taxes and other incentives, which can significantly reduce the out-of-pocket expense paid by our customer. Examples of these incentives include:

•	Federal Solar Investment Tax Credit (ITC) (Section 48 of the tax code). This may provide a tax credit, which is currently at 30% of the amount of a solar energy system purchase.

•	Rule 179 Depreciation or Bonus Depreciation - allows our customers to accelerate first-year bonus depreciation of their solar energy system up to 60% of the cost of the system for property placed in service during 2024, and 40% for 2025.

•	The Inflation Reduction Act of 2022 extended and amended the 30C Alternative Fuel Vehicle Refueling Property Credit (30C credit) which provides an income tax credit for qualified alternative fuel vehicle refueling property, including certain property for the recharging of an electric vehicle. This program is available through January 1, 2033, and provides an income tax credit for businesses up to $100,000 per deployment, which helps to make EV chargers more accessible for commercial use.

In addition, President Biden has made several commitments to the funding of clean energy and EV charging at the federal level and we believe, if re-elected in 2024, the current administration will continue incentives for these products an example of some of the federal and state funding programs include:

•	A federal infrastructure bill passed in November 2021 designated $7.5 billion for the deployment of 500,000 EV charging stations across the US, $5.0 billion of which will be made available under the new National Electric Vehicle Infrastructure (NEVI) Formula Program which is allocated annually to state transportation departments and an additional $2.5 billion is available in grant opportunities to help connect rural and marginalized communities to electric vehicles. The Federal Government released a guidance manual on how NEVI funds should be spent in the first quarter of 2022. Beam Global’s products were pictured on the front cover of that manual.

•	In December 2022, the California Energy Commission approved a $2.9 billion investment plan to fund approximately 90,000 new electric vehicle chargers in the state.

•	The U.S. Department of Transportation’s Charging and Fueling Infrastructure (CFI) Discretionary Grant Program, established by the Bipartisan Infrastructure Law, provides $2.5 billion over five years to a wide range of applicants, including cities, counties, local governments, and tribes to strategically deploy EV charging and other alternative vehicle-fueling infrastructure projects in publicly accessible locations in urban and rural communities, as well as along designated Alternative Fuel Corridors (AFCs).

We believe that because our products are rapidly deployed, enhance energy security and are made in America, we are well positioned to benefit from these and other initiatives.

Major Customer Contracts

In 2023 and 2022, we had two major customer contracts, the State of California and the General Services Administration (GSA) Multiple Award Schedule (MAS) that accounted for 77% and 60% of revenues for the years ended December 31, 2023 and 2022, respectively. Each of these contract vehicles represents a highly diverse and dispersed customer prospect pool for Beam Global due to the extensive and varied nature of government departments within the Federal and California government spheres.

Contract with the California Department of General Services. Our contract with the California Department of General Services (the “California Contract”) permits California state and local government agencies, including cities, counties, special districts, California State universities, University of California systems, K-12 school districts, and community colleges, to purchase EV ARCs™, ARC Mobility™ Trailers, and our EV ARC™ DC Fast Charging Electric Vehicle Autonomous Renewable Charger and related accessories from us. The California Contract can also be used by state, local and municipal government entities throughout the U.S. Since 2018, we have sold 284 EV ARCs™ under the California Contract, for a total of $20.4 million through December 31, 2023, which includes 73 units totaling $5.3 million sold in 2022 and 50 units totaling $3.9 million sold in 2023. The term of the California Contract expires in June 2025, but the term may be extended upon mutual agreement for two additional one-year periods.

GSA MAS and GSA BPA Contracts. Effective November 2020, following an extensive evaluation process, Beam was awarded a five-year General Services Administration Multiple Award Schedule contract, which facilitates the purchase of various products by government agencies and other agencies seeking EV charging and disaster preparedness equipment. In addition, we were awarded a five-year GSA Blanket Purchase Agreement effective April 26, 2022, which allows federal agencies to purchase EV service equipment and related products. Both contracts help to simplify the federal procurement process and ensure the best pricing for the agency. We sold 96 EV ARCs™ through these contracts totaling $7.9 million in 2022 and 621 EV ARCsTM for $47.7 million in 2023. We received several large contracts from the US Army, Department of Homeland Security, Department of Veteran Affairs, US Marine Corps, New York City Department of Citywide Administrative Services and more through these contracts.

Competitors

We do not compete with EV charging companies or utilities. In fact, we support the major EV charging product and service providers by factory integrating their products onto ours, prior to deployment. We have deployed ChargePoint, Blink, Enel, Electrify America and many other quality charging brands. We also do not compete with utilities who use our product as another tool to provide electricity, primarily for EV charging to their customers. We currently have seven utility customers and anticipate that that number will grow as more utilities become engaged in EV charging and in deploying distributed generation resources to enhance grid stability. Our product is unique in that we are a complete solution for EV charging infrastructure requirements. Our product provides both a renewable energy source, and EV charging capability in a rapidly deployable and highly scalable construction-free format. We do compete with several companies which are involved in the design, construction and installation of fixed grid-connected EV charging stations that depend on the utility grid for a source of power, and on the construction and civil and electrical engineering services for the installation of traditional infrastructure.

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

•	iSun, Inc. (Nasdaq: ISUN) offers an off grid charging solution using solar power to charge batteries, but their product is not transportable, does not have solar tracking, does not fit in a standard parking space and requires permitting, construction and electrical work for its installation.

•	EV Sheltron uses 20-foot shipping containers with batteries inside, solar panels on the roof and an EV charger bolted to the outside. They can deploy almost as fast as we can, and operate off grid, but there are several clear disadvantages:

o	Containers render a parking space unusable. Our products do not reduce available parking space which is an aspect of our product that is protected by one of our patents. Most jurisdictions have a minimum number of parking spaces required for the use on the property. If you remove even one parking space, then the property can drop out of compliance. Our products do not reduce available parking but shipping containers in a parking space do.
o	Based on EV Sheltron’s design, we do not believe that it can withstand the same environmental conditions such as wind and seismic that our EV ARC product can.
o	A 20-foot shipping container does not fit into a standard legal parking space which measures nine feet by 18 feet. Two feet of the container will encroach on the drive aisle which is generally not a good idea and often illegal because drive aisles can also serve as fire lanes.
o	Shipping containers do not have BeamTrak™, our patented sun tracking product and cannot get the same energy density which means less electricity to deliver to EVs.
o	Shipping containers can be considered unsightly, and many property owners may not want them in their parking lots.

•	Paired Power offers a “pop-up” solar canopy but we do not believe that it fits inside a legal sized parking space without reducing available parking. We also do not believe that it can withstand the same environmental conditions such as wind and seismic that our EV ARC™ product can. It also must be assembled by on-site personnel in contrast to our EV ARC™’s rapid assembly-free unfolding deployment.

Many solar installation companies are now fixing EV chargers to their parking lot structures and some are offering packages combining solar rooftop installations and EV charger installations for the residential marketplace. These installations are almost always grid-tied, require construction and electrical work and do not include energy storage.

Electrify America is another example of an entity which is providing free or discounted EV charging infrastructure is Electrify America is required to spend approximately $2 billion by the end of 2026 on EV charging infrastructure ($800 million in California) to satisfy the requirements of a settlement with the U.S. government. Electrify America is a customer of Beam Global and has used our products to assist in the expansion of their EV charging network.

We also face competition, to some extent, from entities which are offering free or discounted EV charging infrastructure to our prospective customers. Utilities such as the three large IOUs (investor-owned utilities) in California (SDG&E, PG&E, SCE) have successfully lobbied the California Public Utility Commission for permission to rate base the costs of installations of EV chargers. As a result, they can offer the installation, or “make readies” of electrical circuits and other civil infrastructure, for a lower price or in some instances for free, to certain customers. We are adding utilities to our customer base and have provided product to seven utilities to date. We do not view utilities as competition and instead view them as a significant opportunity as they increasingly add off grid solutions to their energy mix.

Where energy security is concerned, we compete with companies that produce generators and combined solar and storage solutions. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider, Generac, and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same value and differentiation that our EV ARC™ product delivers because our EV ARC™ systems are transportable, rapidly deployed and offer multiple layers of value beyond EV charging and emergency power.

Our competitive advantage over these other solutions includes:

o	Rapid deployability and scalability of our products. Our products offer a turnkey solution, are manufactured in our facilities and can be deployed in less than an hour after delivery to a customer. This compares favorably with grid-tied alternatives which involve an entire ecosystem for the design, engineering, permitting, and constructing of civil projects which requires engaging a company, or group of companies, including architects, civil engineers, electrical engineers, zoning specialists, consultants, general contractors, electrical contractors, and EVSE vendors. These grid-tied projects can take six months to two years to complete.
o	Lower total cost of ownership. Beam’s products are powered by renewable sources. As a result, there is no charge for on-going energy to power vehicles because our products do not generate a utility bill.
o	Ability to operate during blackouts and brownouts. Our battery storage enables our units to continue to operate when the utility grid is down because we rely on locally generated renewable sources for energy. Most of the EV ARC™ systems we deploy include an emergency power panel that provide emergency power to operate other devices and emergency equipment during outages. Typical grid-tied solutions fail during grid failures and do not provide a source of emergency power. Even those grid-tied solutions that have back up battery integration rely on the grid to charge their batteries. During prolonged grid failures, those systems fail while Beam products will continue to operate.
o	Because a grid connection is not required, Beam’s EV ARC™ can be located anywhere, including prime locations in the front of buildings or remote locations that are hard to connect to a grid. Most grid-tied chargers are deployed in locations where the utility grid is easy and inexpensive to connect to, which may be locations that are not easily accessible or unsafe for drivers. We believe that as EV charging expands, the cost of grid tied installations will increase dramatically for desirable locations such as in front of stores or where people want to park due to the cost and complexity of bringing the grid to the charger. The cost and complexity to deploy our products will not increase and in fact, we believe that, like any other manufacturing company, our costs will decrease while our efficiency and deployment velocity increases.
o	We believe that the utility grid lacks sufficient capacity to replace oil as transportation fuel. The grid was not designed and has not been updated to do this. In many markets the grid is already operating at maximum capacity particularly during hot weather when people increase their air conditioning requirements. Our products provide extra capacity to charge EVs without requiring complicated, time consuming, environmentally impactful, and risky expansions of the centralized utility grid infrastructure.
o	Environmentally sound product using clean energy. Grid-tied chargers rely upon electricity, more than 60% of which is generated by burning fossil fuels. The electricity our products provide is 100% emissions free. Furthermore, the construction activities required to dig trenches, manufacture, and pour concrete and perform the other tasks related to the construction and electrical installation of a grid-tied charger are environmentally impactful and reduce the environmental benefits of EVs. Our products are deployed with minimal or no disruption or environmental impact making them a cleaner choice.
o	Beam products can be relocated which gives the customer the flexibility to move it if a job site changes or business needs change. Grid-tied installations are a permanent solution. Many of our customers operate in leased facilities. The transportability of our products means that a customer can remove them when a lease matures whereas grid-tied solutions become tenant improvements and a sunk investment.
o	BeamTrak™, our patented solar tracking solution which causes the solar array to follow the sun generating up to 25 percent more electricity than a fixed array, is a significant advantage for our products over any similar offering. Our unique ability to deliver up to 25% more driving miles to an EV from an off-grid solar installation is, we believe, a significant differentiator.
o	Over time, we have continued to make improvements to our product which increases our product’s energy production while reducing product costs, whereas the grid-tied competition is stuck at a theoretical maximum amount of energy that can be delivered at a given location.

Manufacturing

We are headquartered in San Diego, California in a leased building of approximately 53,000 square feet professionally equipped to handle the significant growth possibilities we believe are in front of us. The facility houses our corporate operations, sales, design, engineering and product manufacturing. In 2022, we were staffed for one shift, five days a week and produce approximately 260 EV ARC™ units. We were able to produce over 700 units in 2023 from the same facility with minimal investment and we believe we could increase further to produce approximately 4,000 EV ARC™ units a year from our current facility.

We also lease a 37,800 square foot facility in Broadview, Illinois where we produce our energy storage products for our own products and for a variety of other customers who need energy storage solutions. We intend to produce EV Standard™ products in this facility as well.

In Europe we own a manufacturing facility in Kraljevo, Serbia that has adequate space and capacity to manufacture Amiga’s legacy product offerings as well as EV ARC™s and our other products as needed for the European market.

All of our products are currently designed, developed and manufactured in one or more of these facilities. We have been able to reduce our costs and improve our quality by performing fabrication in-house. This also provides a good environment for improving the manufacturing process, as well as for the development of new products. Many of our suppliers are local, which allows for shorter lead times and lower transportation costs. The EV ARC™ product family requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee. We sell our Solar Tree® products as an engineered kit of parts to be installed by third parties employed by the buyer of the Solar Tree® kit.

We continually endeavor to reduce component costs and make production and design improvements in both our products and our processes to reduce our manufacturing costs, while maintaining the high quality for which we strive. As unit sales continue to increase, we anticipate that we will be able to spread our fixed overhead costs over more units, which, along with our other cost controlling efforts will reduce the cost per unit.

Customer Concentration

During 2023, 80% of our revenue was attributable to federal, state, and local governments, compared to 63% in 2022. Furthermore, 14% of our revenue was attributable to the state agencies and municipalities in the State of California, compared to 29% in 2022.

Backlog

Our backlog on December 31, 2023, was $21.7 million. Our backlog on December 31, 2022, was $59.3 million, of which $58.8 million is deliverable within twelve months. Reported backlog represents firm purchase orders or contracts received by customers for deliveries scheduled in the future.

Government Regulation

Businesses in general are subject to extensive regulation at the federal, state, and local level. We are subject to extensive government regulation relating to employment, health, safety, working conditions, labor relations, and the environment during the conduct of our business. In order for our customers to enable the installation of some of our products, they can be required to obtain permits from local and other governmental agencies. In the event that our customers elect to connect our products to the utility grid, they must comply with the applicable rules and regulations of the relevant state public utility agencies. or our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. There may also be government regulations that could impact us as we begin to sell into the European market. Changes to new government regulations may have a material adverse impact on our business, operating results, and financial condition.

Employees

As of the date of this report, we have 323 employees, of which 25 are temporary employees. Most of the temporary employees are retained through a temporary employment agency to maximize our flexibility and to reduce the risks and costs associated with permanent employees. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

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

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future. We were formed on June 12, 2006, and have reported annual net losses since inception. For our fiscal years ended December 31, 2023 and December 31, 2022, we experienced net losses of $16.1 million and $19.7 million, respectively, including cash and non-cash expenses under generally accepted accounting principles. Non-cash expenses including depreciation, amortization, non-cash compensation and contingent consideration included in the above losses are $4.3 million and $9.2 million for fiscal years ended December 31, 2023 and December 31, 2022, respectively. Further, as of December 31, 2023, we had an accumulated deficit of $93.4 million. In addition, we expect to incur additional losses in the future, and there can be no assurance that we will achieve profitability. Our future viability, profitability and growth depend upon our ability to raise capital and successfully operate and expand our operations. We cannot ensure that any of our efforts will prove successful or that we will not continue to incur operating losses.

We may need to raise additional capital or financing to continue to execute and expand our business.  Our net proceeds from public offerings in 2020 and 2023 helped to fund our operations for recent years. However, there is no guarantee that we can raise capital at terms that are acceptable to the Company if we need to fund investment in our business or if it takes longer than expected to achieve positive cashflow. We may be required to pursue sources of additional capital through various means, including sale and leasing arrangements, and debt financing. If the amount of capital we can raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

Our revenues are concentrated in a small number of customers and our revenue may decrease significantly if we were to lose one of these customers. We have a few large customers including the U.S. Army and the Department of Veterans Affairs that generated 38% and 16%, respectively, of revenues in 2023. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition. In addition, we were awarded several federal contracts in 2022, that may not be repeated in the future. The contract with the State of California can be used by a diverse group of state and local agencies within the state or across the country for the purchase of our products. The receipt of orders under this contract has been irregular and can create fluctuation in our revenues. In addition, there is no obligation for this customer to purchase any additional units, or to renew the contract when it expires. The State of California contract will expire on June 23, 2025.

Our revenue growth depends on consumers’ willingness to adopt electric vehicles. Our growth is highly dependent upon the adoption of electric vehicles (“EV”). If the market for EVs does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results may be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

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

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results. As part of our business strategy, we intend to make acquisitions to add complementary companies, products or technologies, such as our recent acquisitions of All Cell and Amiga. Our acquisitions may not achieve our goals, and we may not realize benefits from acquisitions. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a one or a combination of equity, debt or cash from operations. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.

We may fail to realize all of the anticipated benefits of the acquisition of Amiga or those benefits may take longer to realize than expected and our business, financial condition and results of operation could be materially and adversely affected. We may also encounter significant difficulties in integrating Amiga with Beam and its operations.

Our ability to realize the anticipated benefits of the acquisition of Amiga will depend, in part, on our ability to integrate Amiga, which may be a complex, costly, and time-consuming process. We will be required to devote significant management attention and resources to integrate the business practices and operations of the acquired business. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. In addition, the integration of the acquired business may result in material unanticipated issues, expenses, liabilities, competitive responses, and diversion of management’s attention. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our operations and could materially and adversely affect our business, financial condition and results of operations.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected benefits and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation. In addition, even if the acquisition were to be integrated successfully, the anticipated benefits of the acquisition may not be realized within the anticipated time frame, or at all. We may not be able to maintain the results of operations or operating efficiency that we and the acquired business have achieved or might achieve separately. Further, additional unanticipated costs may be incurred in the integration process as a result of risks currently unknown to us. All these factors could cause reductions in our earnings per share, decrease or delay any accretive or other beneficial effect of the acquisition and negatively impact the price of our common stock.

Amiga is a private Serbian company that has not been subject to an audit by an accounting firm under U.S. GAAP standards and has not previously been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC or other corporate governance requirements. Amiga is a private Serbian company. Prior to our acquisition of Amiga, Amiga had not had its financial statements reviewed or audited by an accounting firm under U.S. GAAP standards and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As a result, we are required to implement the appropriate internal control processes and procedures over Amiga’s financial accounting and reporting. We may incur significant legal, accounting, and other expenses in efforts to ensure that Amiga meets these requirements. Implementing the controls and procedures at Amiga that are required to comply with the various applicable laws and regulations may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in such an implementation could adversely affect our business, financial condition and operating results.

Our inability to successfully integrate Amiga’s operations could adversely affect our operations; potential need for additional financing. Our acquisition of Amiga requires our and Amiga’s significant attention and resources, which could reduce the likelihood of achievement of other corporate goals. Both we and Amiga have experienced significant operating losses. As a result, we may need additional financing to help fund our business and satisfy our obligations, which will require additional management time to address. There is no assurance that we will realize the benefits of the acquisition of Amiga that we hope will be achieved.

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

We are subject to foreign currency exchange rate and other related risks. With the acquisition of Amiga, we are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates, especially the Euro and the Serbian Dinar, between the U.S. dollar and other currencies will impact our results of operations, financial condition, and cash flows. We also face risks arising from the imposition of foreign exchange controls and currency devaluations. Foreign exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing control. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.

We face intense competition, and many of our competitors have substantially greater resources than we do. Some companies are beginning to offer similar products that provide a similar infrastructure product that we do, utilizing solar energy to power EV charging in a transportable product, but currently they do not provide all of the features and advantages that we offer, and which are patent protected. However, we compete with traditional grid-tied charging stations. Our challenge is to market our products to ensure that potential customers in this industry are aware of our product offering. Competition in the solar renewable energy and EV charging industries is intense, and competition is fragmented among a wide variety of entities. We operate in a highly competitive environment that is characterized by price fluctuations and rapid technological change. Our competitors often have greater market recognition and substantially greater resources than we do. Competition in our market may intensify in the future. Competitors may develop products that may ultimately have costs similar to, or lower than, our projected costs. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share and our business and results of operations would be adversely affected.

A significant portion of our revenue is derived from our core product category. We are dependent on revenues from our EV ARC™ product to be successful in the future. While we now have energy storage products following our acquisition of All Cell Technologies, Inc. in 2022, and we offer our Solar Tree product and we intend to bring our EV-Standard™ product to market, no assurance can be given that our EV ARC™ sales will continue to have market acceptance or that they will continue to grow in the future. The loss or reduction of sales of this product category could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

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

In high demand locations, the use of our products could exhaust its electricity supply on particular days, even with our storage batteries. Our solar products create and store electricity during daylight hours. While this process has generally been effective to meet daily EV charging and energy storage demand, it is possible that heavy charging could cause a power draw exceeding the onboard electricity generation and storage capacity. In such instances, except for our grid-connected products, the EV charger would have to recharge through solar energy replenishment or other direct outside charge before EV charging could resume.

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

Cyber-attacks or other breaches of information technology security could adversely impact our business and operations.

Cyber-attacks or other breaches of network or information technology security may cause equipment failure or disruption to our operations. Such attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. While, to the best of our knowledge, we have not been subject to cyber-attacks or to other cyber incidents which, individually or in the aggregate, have been material to our operations or financial conditions, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our data or unauthorized disclosure of confidential information, it could cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. While we maintain specific cyber insurance coverage, which may apply in the event of various breach scenarios, the amount of coverage may not be adequate in any case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.

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

We maintain substantially all of our cash and cash equivalents in accounts with U.S. banks and financial institutions, including Bank of America and Silicon Valley Bank as a division of First Citizens Bank ("SVB"), and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Federal Reserve, the U.S. Treasury Department, and the FDIC. While the Federal Reserve, the U.S. Treasury Department, and the FDIC announced in a joint statement on March 12, 2023 that all SVB deposits, including both insured and uninsured amounts, would be available in full to account holders, a similar failure of any of the financial institutions where we maintain our cash and cash equivalents could impact our ability to access uninsured funds in a timely manner or at all. There is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position, and liquidity.

If we do not effectively diversify our bank deposits and investment portfolio, the value and liquidity of our investments may fluctuate substantially, which could affect our access to capital and results of operations in a material way. Furthermore, our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements directly face liquidity constraints or failures. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our results of operations and liquidity.

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

We have not previously had effective manufacturing or purchasing systems in place to track inventory and purchasing transactions or a perpetual inventory system. The Company previously performed manual processes during the year to track and control our inventory and purchases. While these processes provide good results in determining inventory and cost of sales transactions, as we grow, it has become a very time-consuming process and could impact our ability to submit timely reporting. We implemented a new accounting system in Q4 2023 which will automate these functions which we believe will alleviate the material weakness in the future. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C	CYBERSECURITY.

We recognize the importance of identifying, assessing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT controls, governance, risk and compliance reviews.

We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our results of operations and financial condition, under the heading “Cyber-attacks or other breaches of information technology security could adversely impact our business and operations.” in Item 1A, “Risk Factors” of Part I of this report.

Our Audit Committee is responsible for overseeing cybersecurity risks and updates our Board of Directors on cybersecurity matters as needed. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified as promptly as practicable of significant new cybersecurity threats or incidents.

Management is responsible for the operational oversight of the company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 53,000 square feet of office and warehouse space pursuant to a five-year lease that extends through August 30, 2025, with two one-year renewal options. Our Chicago, Illinois office consists of 37,800 square feet of office and warehouse space and is located at 2600 S. 25th Avenue, Suite Z, Broadview, Illinois, 60155 with a lease term through January 31, 2029. We own a 45,033 square meter office and manufacturing facility on 6 acres of land at 1G Aerodromska Street in Kraljevo, Serbia and we lease a small business office in Belgrade, Serbia.

ITEM 3.	LEGAL PROCEEDINGS.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2023, and the date of this report, the Company is not involved in any material litigation matters.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “BEEM.”

On April 9, 2024, there were approximately 204 of record of our common stock. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

The Company has designed five product lines that incorporate our proprietary technology for producing a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed. Our product lines include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. The electronics are elevated to the underside of the solar array making the unit flood-proof up to nine and a half feet and allowing adequate space to park a vehicle on the engineered ballast and traction pad which gives the product stability.

-	Solar Tree® DCFC – Off-grid, renewably energized and rapidly deployed, patented single-column mounted smart generation and energy storage system with the capability to provide a 150kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs comprised of four interconnected EV ARC™ systems and a 50kW DC fast charger.

-	EVStandardTM – patent issued on December 31, 2019, and currently under development. A lamp standard, EV charging and emergency power product which uses an existing streetlamp’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging.

-	UAV ARC™ - patent issued on November 24, 2020, and currently under development. An off grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

With the acquisition of All Cell Technologies, LLC (“All Cell”) in March 2022, we offer Beam AllCell™ energy storage technology with a highly flexible lithium-ion and lithium iron phosphate battery platform architecture. The battery design uses a proprietary phase change material which provides a low-cost thermal management solution and a unique safety mechanism to prevent propagation of thermal runaway. They are ideally suited for applications where energy density, safety and specialized enclosures require high power in small spaces. Drones, submersibles, medical and recreational products and a host of micro mobility products benefit from this technology. Beam is already using AllCell™ energy storage products in EV ARC™ products for EV charging and plans to incorporate this battery technology in our new product designs that are under development.

On October 20, 2023, we acquired Amiga DOO Kraljevo (“Amiga”) a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, such as streetlights, cell towers, and ski lift towers. In addition to their current products, Amiga has engineering, product development and manufacturing capabilities which we believe are well suited to manufacture and sell Beam’s current products in the European market. Also, Amiga is one of Europe’s leading manufacturers of streetlights and Beam believes it is well positioned to develop and manufacture Beam’s patented EV Standard™ for sale in both Europe and the U.S. We believe this provides Beam with a growth opportunity to sell its products in the European market through Amiga’s extensive customer base.

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

We believe our chief differentiators for our electric vehicle charging infrastructure products are:

•	our patented, renewable energy products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure and outdoor media platforms when compared to traditional, utility grid tied alternatives;

•	our proprietary and patented energy solutions;

•	our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

•	our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions; and

•	our ability to continuously create new and patentable products which are marketable and are a complex integration of our proprietary technology and parts, and other commonly available engineered components, which create a further barrier to entry for our competition.

Beam’s revenues increased from $22.0 million in 2022 to $67.4 million in 2023. We believe this was the result of the ongoing maturation of the electric vehicle ecosystem, increased urgency for charging infrastructure as more EVs are adopted, an increased understanding of the challenges facing the installation and operation of utility grid-tied chargers and due to our increased investment in sales and marketing resources over the past two years which has increased awareness of our products. During the year ended December 31, 2023, 64% of product sales were to Federal customers, a 569% increase over the prior year, primarily due to several large orders received in late 2022, including a $29.4 million order through Techflow, Inc. for the US Army (IMCOM), an $11.7 million order for the General Services Administration for the Department of Veterans Affairs, and several other orders for the Department of Homeland Security, US Navy Facilities, US Marine Corps, and others. State and Local governments accounted for 16% of revenues driven by a $5.3 million order from New York City to deliver EV ARCsTM throughout the city. Revenues from our energy storage products were $8.5 million in 2023, a 63% increase over 2022 revenues. In addition, as a result of our acquisition of Amiga in October 2023, we reported revenues of $3.4 million for the period from October 20, 2023 through December 31, 2023.

We have in place a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement (BPA) which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. We have also continued to invest in our federal business channel which has helped us to identify federal opportunities and increased awareness of our product and outreach with federal agencies. In addition, there continues to be support for funding EV charging infrastructure on the state and federal level, as well as a number of federal grants available in addition to the 30% Federal Solar Investment Tax Credit and Rule 179 accelerated depreciation which provide a strong financial incentive for many of our target commercial customers. Strength in federal orders continued with a new order announced in January 2024 from the U.S. Army Corps of Engineers, Army Material Command (AMC) for $7.4 million. With our acquisition of Amiga in October 2023, we now have a facility in Europe that can manufacture and sell Beam products for the European market. Europe is the largest market in the world for electric vehicles and is a strong proponent of clean energy. We believe there is a lot of potential for growth in this region. We also expect the electric vehicle market to continue to experience significant growth over the next decade as evidenced by 61 new electric vehicles that were launched in 2022 which will require additional EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth.

Our energy security business is also connected with the deployment of our EV charging infrastructure products and serves as an additional benefit to the value proposition of our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. Our state-of-the-art storage batteries installed on our EV charging systems are immune to grid failures and provide another benefit for customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators.

We continue development of our EV Standard™ and UAV ARC™, which we expect will expand our product offerings with the same proprietary technology as our current products and allow us to expand into new markets. Beam Europe’s team of engineers is integrated with Beam’s U.S. based team which Beam believes will provide a valuable enhancement and acceleration of product development cycles.

The Company reported a positive gross profit of $1.2 million for 2023, compared to a $1.7 million gross loss in 2022. The gross profit benefited from increased volume resulting in increased fixed overhead absorption, partially offset by an increase in fixed overhead spending (including indirect headcount, service support, depreciation for capital to increase capacity, etc.). We realized labor efficiencies because of the higher volume being produced, but this was partially offset by a higher labor rate due to the use of temporary agencies to meet our delivery requirements. Material costs increased during the Covid-19 pandemic, but we have seen some reduction in costs in the second half of 2023 for certain steel components and cells. Our engineering team has implemented some design changes during 2023 which reduced the bill of materials for the EV ARCTM, improving our product margins especially in Q4 2023. This was partially offset by $0.1 million increase in warranty cost and $0.5 million increase in scrap due to a favorable adjustment in 2022. We continually review the components and sub-assemblies which we manufacture or assemble in-house to determine if costs can be reduced further if we outsource, and we are constantly looking for cost reductions on our purchased parts. We implemented a price increase on our EV ARCTM which we began to quote in 2023 and we should begin to benefit from in 2024, after our proposals convert to orders and are delivered to our customers. We expect the increase in demand for electric vehicle charging infrastructure to continue and as such we do not anticipate any negative impact on our price increase. We expect to get a full-year benefit from the design changes implemented in 2023, which should also increase our 2024 gross profit. Increased volumes will also continue to provide favorable fixed overhead absorption in the future. The combination of the increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will see significant improvement in our gross profit margins in the near future.

Critical Accounting Estimates

 The financial statements and related disclosures were prepared in accordance with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, and we continually evaluate our assumptions and modify as needed. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Business Combination. The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets assumed, such excess is allocated to goodwill. Contingent consideration liability is estimated using a Monte Carlo simulation model to determine the probability of achieving certain milestones. There are a number of estimated inputs required to perform the fair value calculations including future expected revenues, expenses, capital expenditures, discount rates, market values of assets, etc. The fair value for contingent consideration is reviewed each quarter after the original valuation to determine if revised estimates are necessary. It is often very difficult to obtain information to help in the estimation process, depending on the sophistication of the acquired company or market data on this company’s products.

Valuation of Inventory and standard cost allocations. Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method of accounting. Inventory costs primarily relate to purchased raw materials and components used in the manufacturing of our products, work in process for products being manufactured, and finished goods. Included in these costs are direct labor and certain manufacturing overhead costs associated with normal capacity in the manufacturing process. During 2023, the Company applied labor and overhead based on a standard costing model that required a number of assumptions to determine an optimal labor and overhead allocation which requires an estimate of total shipments and forecasted spending. In addition, a review of inventory is required to estimate whether specific reserve estimates are needed for warranty or for excess or obsolete inventory. Changes in demand can significantly impact our amount of excess inventory or inventory shortages. Availability of product and unusually long lead times that were not anticipated could impact our production.

Valuation Allowance on Deferred Income Taxes. The Company ensures that taxes are computed in accordance with ASC 740 and the appropriate valuation allowance is recorded. Management estimates the percentage change in pre-tax book loss/income and makes projections of future taxable loss/income in order to perform this assessment. We have recorded a valuation allowance to reduce our net deferred tax assets to zero, primarily due to historical net operating losses (“NOLs”) and uncertainty of generating future taxable income. If we determine that it is more likely than not that we will realize a deferred tax asset that currently has a valuation allowance, we would need to reverse the valuation allowance, reflecting an income tax benefit in our statements of operations at that time. This type of adjustment could result in a material adjustment to our financial statements.

Valuation of Share-Based Costs. We currently have share-based awards that include warrants, stock options, restricted stock awards, restricted stock units and performance stock units. We measure and recognize compensation expense for all share-based payments based on an estimation of grant date fair value of our share-based awards. The fair value of stock options and the warrants are calculated using a black-scholes model which requires input of interest rates, stock volatility, stock prices, etc. Share-based compensation expense is then recognized based on an allocation of the fair value on a straight-line basis over the requisite service periods of the awards. The RSU and RSAs fair value is based on the market price of our common stock on the date of grant. The determination of the amount of share-based compensation expense for our performance stock units requires the use of certain estimates and assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of operations. For performance RSUs, at each reported period, we reassess the probability of the achievement of corporate performance goals to estimate the number of shares to be recorded as a liability. Stock compensation expense is a very large expense on our statement of operations and poor estimates could have a material effect on our financial statements.

Results of Operations

Comparison of Results of Operations for Fiscal Years Ended December 31, 2023 and 2022

Revenues. For the year ended December 31, 2023, our revenues increased 206% to $67.4 million compared to $22.0 million for 2022. During the year ended December 31, 2023, $41.2 million, or 64% of product sales, were to Federal customers which increased by 544% over the prior year, primarily due to several large orders received in late 2022, including a $29.4 million order through Techflow, Inc. for the US Army (IMCOM), an $11.7 million order for the General Services Administration for the Department of Veterans Affairs, and several other orders for the Department of Homeland Security, US Navy Facilities, US Marine Corps, and others. State and Local governments accounted for 16% of revenues and included a $5.3 million order from New York City to deliver EV ARCsTM throughout the city. Revenues from our energy storage products were $8.5 million in 2023, a 63% increase over 2022 revenues. In addition, as a result of our acquisition of Amiga in October 2023, we reported revenues of $3.4 million for the period from October 20, 2023 through December 31, 2023. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit/(Loss). The Company reported a positive gross profit of $1.2 million for the year ended December 31, 2023, compared to a $1.7 million gross loss in 2022. As a percentage of sales, the margin improved by nine percentage points. The gross profit includes a non-cash negative impact of $0.8 million for amortization of intangible assets resulting from the All Cell acquisition. Without this non-cash expense, gross profit for 2023 would be $2.0 million. The gross profit benefited from the increased volume resulting in increased fixed overhead absorption, partially offset by an increase in fixed overhead spending (including indirect headcount, service support, depreciation for capital to increase capacity, etc.). Direct headcount realized labor efficiencies as a result of the increased throughput, with a partial offset due to higher temporary agency labor rates when rapid delivery of products to customers were required. Material costs increased during the Covid 19 pandemic but are finally showing some reduction in the second half of 2023 for certain materials and components. Our engineering team has implemented design changes during 2023 which reduced the bill of materials for the EV ARCTM, improving the product margins especially in Q4 2023. Gross profit on EV ARC™ products at the unit level increased by 197% from Q4 2022 to Q4 2023. We had a $0.1 million increase in warranty cost and a $0.1 million scrap cost which was a $0.5 million increase due to a favorable adjustment in 2022. We expect to benefit from a price increase that was introduced in 2023 and should be reflected in orders delivered in 2024. Additionally, we expect to get a full-year benefit from the design changes and material cost reductions that began in late 2023 which should improve our 2024 gross profit margin. In addition, as we expect the Company to grow in the future, we expect our fixed overhead absorption to continue to improve.

Operating Expenses. Total operating expenses were $17.5 million for the year ended December 31, 2023, compared to $18.0 million in the prior year. The 2022 operating expenses included a $5.5 million expense to increase ithe fair value of contingent consideration related to the All Cell acquisition but the 2023 expense was only $0.3 million resulting in a $5.3 million benefit in. 2023 operating expense increases included $1.1 million for commissions due to the increase in revenues, $0.8 million for operating expense for Amiga for Q4 following the acquisition, $0.8 million for salaries, benefits and related costs due to increased headcount, $0.7 million for increased consultants primarily for R&D related to the development of the new EV Standard™ product as well as for public relations, investor relations and recruiting, $0.3 million for audit, legal and filing fees primarily due to the acquisition, $0.2 million for increased board fees, $0.2 million of expenses related to the ERP implementation and $0.7 million of additional increases.

Liquidity and Capital Resources

At December 31, 2023, we had cash of $10.4 million, compared to cash of $1.7 million at December 31, 2022. We have historically met our cash needs through a combination of debt and equity financings and more recently through gross profit contributions. Our cash requirements are generally for operating activities and acquisitions.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	December 31,
	2023	2022
Cash provided by (used in):
Net cash used in operating activities	$(13,307)	$(18,114)
Net cash used in investing activities	$(5,708)	$(1,812)
Net cash (used in) provided by financing activities	$27,717	$(342)

For the year ended December 31, 2023, our cash used in operating activities was $13.3 million compared to $18.1 million for the year ended December 31, 2022. Net loss of $16.1 million for the year ended December 31, 2023 was increased by $4.3 million of non-cash expense items that included $2.7 million for Stock-based compensation, $1.9 million for depreciation and amortization and $0.2 million for change in fair value of contingent consideration liabilities pertaining to the true-up of the 2022 earnout payment for All Cell, offset by a $0.5 million decrease in provision on credit losses pertaining to Amiga. Cash used in operations included a $9.5 million increase in accounts receivable due to the revenue increase and the acquisition of Amiga, $1.2 million decrease in deferred revenue because of lower customer deposits, $0.6 million for a decrease in operating lease liability, $0.9 million for an increase in prepaid expenses and other current assets and $0.3 million decrease in noncurrent liabilities. In addition, cash provided by operations included $4.8 million increase in accounts payable, $2.6 million decrease in inventory, $1.0 million increase in accrued expenses, $0.6 million decrease in operating lease right of use asset and $0.2 million increase in sales tax payable.

For the year ended December 31, 2022, our cash used in operating activities was $18.1 million compared to $6.4 million for the year ended December 31, 2021. Net loss of $19.7 million for the year ended December 31, 2022, was increased by $9.1 million of non-cash expense items that included a change in fair value of contingent consideration of $5.5 million, depreciation and amortization of $1.1 million, common stock issued for services for director compensation of $0.4 million and employee stock-based compensation expense of $2.0 million. Further, cash used in operations included a $0.6 million increase in accounts receivable, $0.8 million increase in prepaid expenses and other current assets, primarily related to the prepayment of battery cells, and $8.2 million increase in inventory (i) to secure battery cells required for battery manufacturing in case of potential future supply chain challenges and (ii) due to higher work in process inventory of nearly complete EV ARCTM units as well as finished EV ARCTM units awaiting final delivery at December 31, 2022. Cash provided by operations included a $1.3 million increase in accounts payable primarily for inventory and $0.9 million increase in accrued expenses.

For the year ended December 31, 2023, cash used in investing activities included $4.7 million cash for the acquisition of Amiga, net of cash acquired, $0.9 million for the purchase of equipment to increase the throughput in our facilities to meet the increased production levels and $0.1 million for spending on patents. Cash used in investing activities in the year ended December 31, 2022, included $0.8 million cash payment for working capital payment related to the acquisition of All Cell, $0.9 million to purchase equipment and $0.1 million in patent costs.

For the year ended December 31, 2023, cash generated by our financing activities included $25.4 million proceeds from a public offering to fund our acquisition of Amiga and for working capital, $2.1 million from the sale of stock under our committed equity facility and $0.2 million proceeds from public warrant exercises. In 2022, cash generated by our financing activities included $0.5 million from the exercise of warrants, $0.5 million used to cover payroll taxes related to stock-based compensation and $0.3 million payment of equity offering costs related to the committed equity line agreement entered into with B. Riley.

Current assets increased to $40.7 million at December 31, 2023 from $19.9 million at December 31, 2022, primarily due to an $8.7 million increase in cash and $11.5 million increase in accounts receivable. Current liabilities increased to $16.9 million at December 31, 2023 from $13.2 million at December 31, 2022, primarily due to a $6.9 million increase in accounts payable, $2.7 million deferred consideration, current for a cash payment owed for the Amiga acquisition and $1.0 million increase in accrued expenses, partially offset by a decrease of $6.8 million for contingent consideration, due to payment of the 2022 earnout for All Cell in 2023. As a result, our working capital increased to $23.8 million at December 31, 2023 compared to $6.8 million at December 31, 2022.

The Company has been focused on marketing and sales efforts to increase our revenues and we believe those efforts have led to an increase in revenues by 144% from 2021 to 2022 and 206% from 2022 to 2023. The Company reached a positive gross profit in 2023 and it is expected to continue to improve in the future as a result of a price increase and a full year benefit from cost reductions from several design changes implemented in 2023, most of which occurred later in the year. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit further. The Company started to see some material cost reductions in the latter part of 2023, especially with steel and battery cells, and we expect this trend to continue. This combined with engineering and manufacturing improvements should result in increasing gross profit margin on the EV ARC™ in the future.

The Company may be required to raise capital to fund its operations until it achieves positive cash flow, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. Currently, the Company has the right to sell up to $30.0 million or two million shares of its common stock over a period of 24 months (see note 12 for further information) to B. Riley pursuant to a Common Stock Purchase Agreement entered in September 2022. Otherwise, we could pursue other equity or debt financing. Furthermore, there are outstanding warrants to purchase 610,745 shares of our Common Stock at December 31, 2023, of which 410,745 will expire in April 2024. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow.

On March 22, 2023, the Company entered into that certain Supply Chain Line of Credit with OCI Limited (“OCI”), whereby OCI may provide a supply chain line of credit in the amount of up to $100 million based on the amounts of approved accounts receivable of the Company (the “Credit Facility”). In order to request a drawdown on the Credit Facility, the Company is required to submit a transaction request to OCI which sets forth the terms of the applicable account receivables, including but not limited to the name of the party responsible for the applicable account receivables (the “Obligor”), the terms of repayment and the amount of such receivables. The Company has no obligation to submit a drawdown request and OCI is not obligated to accept any drawdown request from the Company. In the event OCI accepts a drawdown request of the Company and upon satisfaction of certain conditions required by OCI to issue the drawdown, OCI will disburse funds to the Company for such drawdown in an amount equal to the full value of the applicable account receivables assigned to OCI minus any transaction expenses incurred by OCI and the full amount of interest to be incurred for such receivables over the term of the drawdown. The Company will pay interest on any drawdown at the Secured Overnight Financing Rate +300 basis points. Upon the disbursement of funds to the Company for a drawdown, the Company will assign all rights to such account receivables of the Obligor to OCI. The Company will act as collection agent on any account receivable assigned to OCI and agrees to establish a designated bank account for the purpose of collecting payment on any applicable account receivable that are assigned to OCI. In the event (i) the Company is in material breach of the Credit Facility, (ii) the Company or the Obligor is insolvent or is subject to reorganization or liquidation, or (iii) any dispute related to an agreement with an Obligor or non-payment by an Obligor, OCI has the right to exercise any contractual rights it may have against Obligor, increase the interest rate to the agreed upon default interest rate, and demand immediate repayment by the Company for the outstanding amounts owed under such account receivables. The Company has also agreed to indemnify OCI for any losses incurred by OCI in connection with the Credit Facility. Either party may terminate the Credit Facility at any time by providing fifteen (15) days prior written notice to the other party. To date, Beam Global has not drawn on this line of credit.

On October 20, 2023, Beam completed an acquisition of Amiga DOO Kraljevo (“Amiga”). Amiga is a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, such as streetlights, cell towers, and ski lift towers. Amiga currently has engineering, product development and manufacturing capabilities which we believe are well suited to manufacture and sell Beam’s current products into the European market. Also, Amiga is one of Europe’s leading manufacturers of streetlights and Beam believes it is well positioned to develop and manufacture Beam’s patented EV Standard™ for sale in both Europe and the U.S. This will provide a growth opportunity for Beam to sell its products in the European market through Amiga’s extensive customer base.

Management believes that evolution in the operations of the Company may allow it to execute its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, reductions in direct costs due to engineering and manufacturing improvements, continued management of overhead costs, increased overhead absorption resulting from volume growth, process improvements and vendor negotiations leading to cost reductions, increased public awareness of the Company and its products, and the continued acceleration of average sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue to continue operations. There is no assurance, however, as to if or when the Company will be able to achieve those operating objectives.

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

At the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weakness in internal controls as identified below under “Management’s Report on Internal Control Over Financial Reporting”.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Due to the short time period between the date of our acquisition of Amiga in October 2023 and our fiscal year end on December 31, 2023, we have excluded Amiga from the scope of our assessment and from management's report on internal control over financial reporting. Amiga is a small business and represents 5.0% of our 2023 revenues and 2.3% of our 2023 net loss. There was no material change to its internal control over financial reporting due to the acquisition. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, we do not have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We identified the following material weakness which existed as of December 31, 2023:

Carryforward material weakness:

•	The Company has a material weakness that was previously identified, that has not yet been completely remediated. The Company currently does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory. This includes a manual process for completing an allocation of labor and overhead to our products on a timely basis. The Company implemented a NetSuite ERP system in Q4 2023 which we believe will remedy this deficiency. The NetSuite ERP system is continually undergoing additional configuration to effectively remediate the internal control weakness when fully implemented.

Material weaknesses identified at December 31, 2023:

•

During Q4 2023, the Company implemented NetSuite ERP system to automate operations and accounting for the San Diego and Chicago locations. We did not implement program change management and user access controls to ensure that:

a.       IT program and data changes affecting the Company’s financial IT applications & underlying accounting records are identified, tested, authorized, and implemented appropriately, and

b.       Appropriate segregation of duties that would adequately restrict user access and ensure adequate review of transactions.

Because we are a small company, many employees have multiple job responsibilities, and during the implementation in Q4, the access was allowed for employees to access necessary tasks. As we move forward into 2024, we will assign access to ensure the proper segregation of duties. Additionally, we need to ensure the employees are adequately trained and able to resolve issues timely. The Company needs to establish appropriate procedures for change management to ensure changes to the system are formally approved, properly restricted to appropriate personnel, and adequately tested.

•	In our review, we noted that the Company did not implement adequate controls relating to documentation of the review and approval of reconciliations and other schedules prepared internally to be included or disclosed in the financial statements. Many of our reports and reconciliations are performed in Excel spreadsheets, and we did not adequately validate the segregation of duties between the preparer and the approver with a signature and time stamp. NetSuite has many robust internal control features that can be configured and utilized to ensure workflow approvals are adhered to and integrated into documentation.

Since these controls have a pervasive effect across our financial statements, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of December 31, 2023.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2023, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

During the three months ended December 31, 2023, we implemented NetSuite ERP System for our San Diego and Chicago facilities. This system provides automated functions to assist with our inventory, purchasing and materials management processes as well as to simplify our accounting and reporting requirements.

ITEM 9B.	OTHER INFORMATION.

During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

2.	Financial Statement Schedules

None

3.	Exhibits

The following exhibits are included with this filing:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement By and Between Beam Global and All Cell Technologies, LLC dated February 16, 2022	8-K	001-38868	10.1	2/23/2022

2.2	Share Sale and Purchase Agreement dated October 6, 2023	8-K	001-38868	10.1	10/6/2023

3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	001-38868	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 19, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.7	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.					X

4.2	Form of Investor Warrant	S-1	333-226040	4.2	4/11/2019

4.3	Warrant Agency Agreement by and between Envision Solar International, Inc. and Corporate Stock Transfer, Inc.	8-K	001-38868	4.2	4/18/2019

4.4	Form of Representative Warrant	8-K	001-38868	4.1	4/18/2019

4.5	Form of Warrant issued to bridge lender on August 27, 2018	8-K	001-38868	10.3	8/31/2018

4.6	Form of Warrant for Bridge Refinance Convertible Secured Promissory Note	S-1	333-226040	4.6	3/25/2019

10.1*	2011 Stock Incentive Plan of Envision Solar International, Inc., dated as of August 10, 2011	10-Q	001-38868	4.1	8/15/2011

10.2*	Form of Restricted Stock Agreement	10-Q	001-38868	10.3	11/14/2019

10.3*	Form of Stock Option Agreement	10-Q	001-38868	10.4	11/14/2019

10.4	Security Agreement -Purchase Order Financing, dated September 18, 2017	8-K	000-53204	10.3	9/22/2017

10.5	Security Agreement – Convertible Secured Promissory Note, dated September 18, 2017	8-K	000-53204	10.4	9/22/2017

10.6	Promissory Note for bridge loan, dated August 27, 2018	8-K	001-38868	10.1	8/31/2018

10.7	Securities Purchase Agreement for the bridge loan, dated August 27, 2018	8-K	000-53204	10.2	8/31/2018

10.8*	Promissory Note for Deferred Compensation of Desmond Wheatley, dated effective January 15, 2016	S-1	333-226040	10.31	9/24/2018

10.9	Amendment to Promissory Note with SFE VCF, LLC, dated December 1, 2018	S-1	333-226040	10.35	3/25/2019

10.10*	Offer letter to Katherine H. McDermott, dated July 12, 2019	8-K	001-38868	10.1	7/23/2019

10.11*	Change in Control Severance Benefit Plan	8-K	000-53204	10.2	2/12/2021

10.12	Lease Agreement – 5660 Eastgate Dr.	10-Q	000-53204	10.1	11/12/2020

10.13	2021 Beam Global Equity Incentive Plan	8-K	001-38868	10.1	6/14/2021

10.14	Common Stock Purchase Agreement	8-K	001-38868	10.1	9/2/2022

10.15	Registration Rights Agreement	8-K	001-38868	10.2	9/2/2022

10.16*	Restricted Stock Unit Award Agreement	8-K	001-38868	10.1	11/17/2022

10.17*	Performance Stock Unit Award Agreement	8-K	001-38868	10.2	11/17/2022

10.18	Binding Letter of Intent Agreement dated June 12, 2023	8-K	001-38868	10.1	6/16/2023

10.19*	Offer Letter to Lisa Potok dated November 15, 2023	8-K	001-38868	10.1	12/8/2023

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP)					X

23.2	Consent of Independent Registered Public Accounting Firm (RSM US LLP)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Clawback Policy	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	X

* Indicates a management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

Not applicable

Beam Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Beam Global

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Beam Global (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Business Combination

Critical Audit Matter Description

The Company completed the acquisition of all of the equity stock of Amiga DOO Kraljevo. The Company has accounted for this acquisition as a business combination under ASC Topic 805 “Business Combinations.” Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

The principal consideration for our determination that the evaluation of the acquisition-date fair values of the assets acquired and contingent earnout consideration was a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the fair values of the acquired assets, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included prospective financial information such as future revenue growth and an applied discount rate. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the evaluation of acquisition-date fair values of assets acquired and contingent earnout consideration included the following, among others:

•	We obtained the purchase price allocation analysis from management and the third-party specialists engaged by management.
o	We assessed the qualifications and competence of management and the third-party specialists; and
o	We evaluated the methodologies used to determine the fair values of the land and property, and machinery and equipment, and earnout contingent consideration.
•	We tested the assumptions used within the models to estimate the fair values of the acquired assets and contingent earnout consideration, which included key assumptions such as the future revenue growth and the applied discount rate.
•	We assessed the reasonableness of management’s forecast by inquiring with management to understand how the forecast was developed and comparing the projections to historical results and external sources, including industry trends and peer companies’ historical data.
•	We involved our internal valuation specialist who assisted in the evaluation and testing performed on the reasonableness of significant assumptions to the models and simulations.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2024.

New York

April 16, 2024

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Beam Global

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Beam Global (the Company) as of December 31, 2022, the related statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company's auditor from 2021 to 2024.

Los Angeles, California

March 31, 2023

Beam Global

Consolidated Balance Sheets

(In thousands)

	December 31,
	2023	2022
Assets
Current assets
Cash	$10,393	$1,681
Accounts receivable, net of allowance for credit losses of $447 and $0	15,943	4,429
Prepaid expenses and other current assets	2,453	1,579
Inventory	11,933	12,246
Total current assets	40,722	19,935

Property and equipment, net	16,513	1,548
Operating lease right of use assets	1,026	1,638
Goodwill	10,270	4,600
Intangible assets, net	9,050	9,947
Deposits	62	62
Total assets	$77,643	$37,730

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,732	$2,865
Accrued expenses	2,737	1,687
Sales tax payable	209	33
Deferred revenue, current	828	1,183
Note payable, current	40	–
Deferred consideration, current	2,713	–
Contingent consideration, current	–	6,776
Operating lease liabilities, current	615	628
Total current liabilities	16,874	13,172

Deferred revenue, noncurrent	402	266
Note payable, noncurrent	160	–
Contingent consideration, noncurrent	4,725	15
Other liabilities, noncurrent	3,787	–
Deferred tax liabilities, noncurrent	1,698	–
Operating lease liabilities, noncurrent	455	1,070
Total liabilities	28,101	14,523

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of December 31, 2023 and December 31, 2022.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 14,398,243 and 10,178,306 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	14	10
Accumulated Other Comprehensive Income (AOCI)	624	–
Additional paid-in-capital	142,265	100,498
Accumulated deficit	(93,361)	(77,301)

Total stockholders' equity	49,542	23,207

Total liabilities and stockholders' equity	$77,643	$37,730

The accompanying notes are an integral part of these Financial Statements

Beam Global

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended
	December 31,
	2023	2022

Revenues	$67,353	$21,995

Cost of revenues	66,149	23,662

Gross profit (loss)	1,204	(1,667)

Operating expenses	17,465	18,049

Loss from operations	(16,261)	(19,716)

Other income (expense)
Interest income	261	37
Other (expense) income	(36)	–
Interest expense	(12)	(1)
Other income	213	36

Loss before income tax expense	(16,048)	(19,680)

Income tax expense	12	2

Net loss	$(16,060)	$(19,682)

Net foreign currency translation adjustments	624	–
Total Comprehensive Loss	$(15,436)	$(19,682)

Net loss per share - basic	$(1.30)	$(1.99)
Net loss per share - diluted	$(1.30)	$(1.99)

Weighted average shares outstanding - basic	12,345	9,909
Weighted average shares outstanding - diluted	12,345	9,909

The accompanying notes are an integral part of these Financial Statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

(In thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	8,972	$9	$83,588	$(57,619)	$–	$25,978
Stock issued for director services - vested	22	–	410	–	–	410
Stock issued to escrow account - unvested	4	–	–	–	–	–
Stock issued for acquisition	1,055	1	14,358	–	–	14,359
Employee stock-based compensation expense	–	–	2,000	–	–	2,000
Warrants exercised for cash	79	–	501	–	–	501
Stock option exercise and restricted stock unit vestings (cashless)	34	–	(499)	–	–	(499)
Stock issued for Committed Equity Facility	11	–	140	–	–	140
Sale of stock under Committed Equity Facility	1	–	–	–	–	–
Net loss	–	–	–	(19,682)	–	(19,682)
Balance at December 31, 2022	10,178	$10	$100,498	$(77,301)	$–	$23,207
Stock issued for director services - vested	31	–	382	–	–	382
Stock issued to (released from) escrow account - unvested	(17)	–	–	–	–	–
Stock-based compensation to consultants	6	–	1,704	–	–	1,704
Settlement of earnout related to acquisition	447	1	7,050	–	–	7,051
Employee stock-based compensation expense	–	–	1,950	–	–	1,950
Proceeds from issuance of common stock, pursuant to public offering	3,063	3	25,421	–	–	25,424
Warrants exercised for cash	29	–	185	–	–	185
Accumulated Other Comprehensive Income (AOCI)	–	–	–	–	624	624
Stock issued for acquisition and expenses	452	–	2,968	–	–	2,968
Expenses to maintain Committed Equity Facility	209	–	2,107	–	–	2,107
Net loss	–	–	–	(16,060)	–	(16,060)
Balance at December 31, 2023	14,398	$14	$142,265	$(93,361)	$624	$49,542

The accompanying notes are an integral part of these Financial Statements

Beam Global

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2023	2022

Operating Activities:
Net loss	$(16,060)	$(19,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,862	1,119
Provision on credit losses	(548)	–
Common stock issued for services	–	410
Change in fair value of contingent consideration liabilities	259	5,540
Stock-based compensation	2,675	2,000
Stock Compensation expense for non-employees	–	27
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(9,452)	(602)
Prepaid expenses and other current assets	918	(846)
Operating lease right of use asset	612	–
Inventory	2,584	(8,244)
Increase (decrease) in:
Accounts payable	4,829	1,293
Accrued expenses	1,023	919
Operating lease liability	(628)	–
Sales tax payable	175	(24)
Deferred revenue	(1,230)	(24)
Deferred tax liabilities	(326)	–
Net cash used in operating activities	(13,307)	(18,114)

Investing Activities:
Acquisition, net of cash acquired	(4,651)	–
Working capital payment for acquisition	–	(811)
Purchase of property and equipment	(937)	(872)
Funding of patent costs	(120)	(129)
Net cash used in investing activities	(5,708)	(1,812)

Financing Activities:
Proceeds from sale of common stock under committed equity facility, net of offering costs	2,107	–
Taxes paid related to net share settlement of equity awards	–	(499)
Proceeds from warrant exercises	185	501
Payments of equity offering costs	–	(344)
Proceeds from issuance of common stock, pursuant to public offering	25,425	–
Net cash provided by (used in) financing activities	27,717	(342)

Effect of exchange rate changes	10	–

Net increase (decrease) in cash	8,712	(20,268)
Cash at beginning of period	1,681	21,949
Cash at end of period	$10,393	$1,681

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12	$–
Cash paid for taxes	$12	$1

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$7,051	$14,359
Purchase of property and equipment by incurring current liabilities	$–	$5
Depreciation cost capitalized into inventory	$–	$245
Right-of-use assets obtained in exchange for lease liabilities	$–	$192
Issuance of stock for Committed Equity Line	$–	$140
Warrants issued for services to non-employee	$1,609	$–
Shares issued for services to non-employee	$95	$–

The accompanying notes are an integral part of these Financial Statements

BEAM GLOBAL

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS

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

On October 20, 2023, the Company completed an acquisition of Amiga DOO Kraljevo (“Amiga”), a company engaged in the manufacture and distribution of steel structures with electronic integration located in Kraljevo, Serbia. Refer to note 4, Business Combination for additional details.

NATURE OF OPERATIONS

Beam is a clean technology innovator based in San Diego, California; Broadview, Illinois and Kraljevo, Serbia. We develop, design, engineer, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, outdoor media and branding, and energy security and disaster preparedness as well as safe and compact, highly energy-dense battery solutions. Beam’s products enable vital and highly valuable energy production in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. Beam’s energy storage products provide high energy density in a safe, compact and bespoke form-factors ideal for the rapidly increasing numbers of mobile and stationary equipment and products which require electrical energy without being connected to the electrical grid.

Beam’s products and proprietary technology solutions target four markets that are experiencing significant growth with annual global spending in the billions of dollars:

•	electric vehicle (EV) charging infrastructure;

•	energy storage solutions;

•	energy security and disaster preparedness; and

•	outdoor media advertising.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for credit losses (CECL), valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of contingent consideration liability, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through December 31, 2023. As of December 31, 2023, approximately $10.9 million of the Company’s cash deposits were greater than the federally insured limits.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which immediately appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. All deposits and substantially all the asset of SVB were transferred to Silicon Valley Bridge Bank, N.A. (“SVBB”), which is no longer affiliated with SVB. The Company has full access to all of its deposited funds with SVBB and has opened accounts with Bank of America as well for its operations.

Major Customers

The Company continually assesses the financial strength of its customers. For the year ended December 31, 2023, three customer accounted for 37%, 16% and 10% of total revenues and for the year ended December 31, 2022, one customer accounted for 11% of total revenues, each with no other single customer accounting for more than 10% of revenues. At December 31, 2023, accounts receivable from four customers accounted for 11%, 10%, 10% and 10% of total accounts receivable and at December 31, 2022, accounts receivable from three customers accounted for 30%, 15% and 11% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the years ended December 31, 2023 and 2022, the Company had a heavy concentration of sales to federal, state and local governments which represented 80% and 62% of revenues, respectively.

CASH

For the purposes of the statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2023 or December 31, 2022.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Amiga is the Serbian Dinar. The Company translates the assets and liabilities of Amiga at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs, and expenses of Amiga at the average rate of exchange rates in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s consolidated balance sheet in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions are included in the consolidated statements of operations. The translation gain for the period was $0.6 million resulting from transactions between the Company and Amiga, the timing of the transactions in relation to changes in exchange rates and the fluctuation in the exchange rate between foreign currencies and the U.S. dollar.

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

The Company’s financial instruments such as accounts receivable, net, accounts payable, and accrued expenses are carried at historical cost basis. At December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ACCOUNTS RECEIVABLE

In 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. This update did not have a significant impact on the Company’s consolidated financial statements. The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, our historical write-off experience, net of recoveries, and economic conditions. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.4 million at December 31, 2023. Receivables acquired from Amiga had an allowance for expected credit losses of $1.0 million and experienced net recoveries of $0.5 million and insignificant currency translation during the year ended December 31, 2023. There was no allowance for expected credit losses or bad debt expense for the year ending December 31, 2022.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no events triggering a review for impairment during the year ended December 31, 2023.

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

FINITE-LIVED INTANGIBLE ASSETS

Administrative costs for patents are accumulated on the balance sheet as a patent asset until such time as a patent is issued. The costs of these intangible assets are classified as a long-term asset and amortized on a straight-line basis over the legal life of such asset, which is typically 20 years. In the event a patent is denied or abandoned, all accumulated administrative costs will be expensed in the period in which the patent was denied or abandoned.

GOODWILL

Goodwill represents the excess of the purchase prices of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company is required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Such assessment is performed at the reporting unit level, for which the Company has one. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test, including macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after completing the qualitative assessment, it is determined it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes no impairment exists. Alternatively, if the Company determines in the qualitative assessment, it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge is recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The goodwill annual assessment test is performed in the fourth quarter of every year or when an event occurs, or circumstances change such that it is reasonably possible that an impairment may exist. There were no such triggering events during the year ended December 31, 2023 and the annual testing was performed in the fourth quarter with no impairment identified.

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

Revenues from inventoried product are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed or a contract is entered into. The customer is typically obligated to make payment for such products within a 30 to 45-day period after delivery.

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

Revenues from professional services such as relocations, charger replacements or out of warranty repairs are recognized when services are performed. Revenue values are based upon fixed fee arrangements or hourly fee-based arrangements with agreed hourly rates of service categories in line with expertise requirements. These services are billed to a customer as such services are provided and the customer will be obligated to make payments for such services typically within a 30 to45-day period.

Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities; shipping and handling fees billed to customers are recorded as revenues.

Any deposits received from a customer prior to delivery of the purchased product or monies paid prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

The Company generally provides a standard one-year warranty on its EV charging infrastructure products for materials and workmanship but may provide multiple year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. The Company accrues for product warranties when the loss is probable and can be reasonably estimated. During the year-ended December 31, 2023, the Company recorded a $0.1 million product warranty accrual in Accrued Expenses with an offset to Cost of Revenues, of which $0.1 million in repairs were completed during the year. For the year ended December 31, 2022, the Company recorded a $0.2 million product warranty accrual, of which $0.1 million in repairs were completed during the year.

COST OF REVENUES

The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, all of which are included in inventory prior to a sale, as costs of revenues. The Company further includes shipping and handling costs as cost of revenues.

RESEARCH AND DEVELOPMENT

Expenditures for research and development of the Company’s products are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $2.3 million and $1.2 million for the years ending December 31, 2023 and 2022, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. Advertising costs are charged to operations and included in operating expenses when incurred. Such amounts aggregated $0.3 million in 2023 and $0.2 million in 2022.

STOCK-BASED COMPENSATION

Compensation expense related to stock awards is measured at estimated fair market value and the expense is amortized over the vesting period using the straight-line attribution method and expense for performance based stock grants is amortized over the service period.

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

The following shares were not included in the computation of diluted loss per share for the years ended December 31, 2023 and 2022 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

	December 31,
	2023	2022
Stock Options	481,858	336,758
Warrants	610,745	440,204
Restricted Stock Units	213,750	213,750
Total Shares	1,306,353	990,712

COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed. The Company does not include legal costs in its estimates of amounts to accrue.

SEGMENTS

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Our financial results are reported in one operating and reportable business segment.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326) requiring initial recognition of credit losses, as well as any subsequent change in the estimate, when it is probable that a loss has been incurred. The standard eliminates the threshold for initial recognition in current U.S. GAAP and it covers a broad range of financial instruments, including trade and other receivables at each reporting date. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The Company adopted this standard effective January 1, 2023, with no material effect on the financial statements.

Recent pronouncement not yet adopted

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements” (“ASU 2023-06”), which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s disclosure update and simplification initiative issued in August 2018. The effective date for the amendments for each topic will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoptions prohibited.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. The standard is effective for Beam beginning with our annual financial statements for the fiscal year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on the consolidated financial statements.

3.	LIQUIDITY

The Company has a history of net losses, including the accompanying financial statements for the years ended December 31, 2023 and 2022 where the Company had net losses of $16.1 million (which includes $4.3 million of non-cash expenses) and $19.7 million (which includes $9.1 million of non-cash expenses), respectively, and net cash used in operating activities of $13.3 million and $18.1 million, respectively. During 2023, the $13.3 million of operating cash usage included a $9.5 million increase in accounts receivable related to the strong increase in revenues in the fourth quarter of 2023 compared to the fourth quarter of 2022, and the acquisition of Amiga.

At December 31, 2023, the Company had a cash balance of $10.4 million and working capital of $23.8 million. In June 2023, the Company raised $25.4 million in net proceeds from a public offering through the issuance of common stock which was intended to cover cash payments for the acquisition of Amiga as well as for working capital. Based on the Company’s current operating plan, the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report. In September 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) under which the Company has the right, but not the obligation, to sell up to $30.0 million shares or a maximum of two million shares of its common stock over a period of 24 months in its sole discretion (see note 12 for further information). The Company issued 198,033 shares of stock in 2023 for $2.5 million under this agreement. Furthermore, we could pursue other equity or debt financings. In addition, the Company’s outstanding warrants have generated $0.2 million and $0.5 million of proceeds during the years ended December 31, 2023 and 2022, respectively. The Company believes that it will become profitable in the next few years as our revenues continue to grow, we improve our gross profit margins and we leverage our overhead costs, but we expect to continue to incur losses for a period of time. There is no guarantee that profitable operations will be achieved, the warrants will be exercised or that additional capital or debt financing will be available.

4.	BUSINESS COMBINATION

Amiga DOO Kraljevo

On October 20, 2023, the Company acquired Amiga DOO Kraljevo (“Amiga”), pursuant to a Share Sale and Purchase Agreement dated October 6, 2023 (the “Purchase Agreement”) by and among the Company and the owners of Amiga (the “Sellers”). Pursuant to the terms of the Purchase Agreement, the Company acquired all the equity stock of Amiga from the Sellers in exchange for cash and common stock. With respect to the cash portion of the purchase price, the Company paid to the Sellers 4.6 million euros ($4.9 million) (“Tranche 1 Payment”) at closing and an additional 2.5 million euros ($2.7 million) was deferred on December 31, 2023, and paid on January 2, 2024 (“Deferred Tranche 2 Payment”). With respect to the equity portion of the purchase price, the Company issued to the Sellers 293,675 shares of our common stock (“Tranche 1 Issuance”) upon closing and an additional 158,132 shares before December 31, 2023, (“Tranche 2 Issuance”).

The Sellers are eligible to earn additional shares of the Company’s common stock if Amiga meets certain revenue milestones for the years ended December 31, 2024 and 2025 (the “Earnout Consideration”). The Earnout Consideration that Sellers are eligible to receive is equal to two times the amount of revenue of Amiga (“Amiga Net Revenue”) that is greater than specific revenue targets for each of the years ended December 31, 2024 and 2025. The Earnout Consideration will be paid in the Company’s stock for each annual target period and will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable measurement period. In no event and under no circumstances will the Sellers receive from the Company or will the Company issue to the Sellers an amount of the Company’s common stock that exceeds 19.99% of the total outstanding common stock of the Company immediately prior to the closing. An estimate of the fair value of the contingent consideration has been recorded in the opening balance sheet. Additionally, if within five years of the closing date of the acquisition Amiga receives a final award in specific legal proceedings in excess of EUR 3.8 million, the amount exceeding EUR 3.8 million is payable to the Sellers. This is not currently considered probable and therefore no accrual has been established. On February 16, 2024, the Company and the Sellers entered into an amendment to the Purchase Agreement (the “Amendment”) to remove the requirement that the Sellers shall be providing services to Amiga as a condition to receive the Earnout Consideration.

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

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over net fair value of tangible and intangible assets acquired.

The valuation of the Earnout Consideration was performed using a discounted cash flow analysis to determine the fair value of the contingent consideration, which includes estimates and assumptions such as forecasted revenues of Amiga, discount rates, and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration will be reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the year ended December 31, 2023 is as follows (in thousands):

Balance as of December 31, 2022	$–
Acquisition of Amiga	4,725
Balance as of December 31, 2023	$4,725

The following table summarizes the estimated fair value allocation of consideration exchanged for the estimated fair value of tangible assets acquired and liabilities assumed at the acquisition date. The estimated fair value for working capital is generally equivalent to the net book value of the acquired assets and liabilities on the acquisition date. Fair value assigned to property, plant and equipment is based on real estate appraisals, market value comparisons, or acquired net book value of recently acquired assets. The valuation of the contingent consideration is based on a discounted cash flow analysis using the Company’s forecasted results for the operations for the two years subject to revenue earn-out targets. The Company incurred $0.2 million of transaction costs during the fiscal year ended December 31, 2023, directly related to the acquisition that are reflected in operating expenses in the statement of operations.

Consideration is comprised of the following (in thousands):

Cash	$4,874
Common Stock	1,847
Deferred Cash Consideration - Tranche 2	2,713
Deferred Equity Consideration - Tranche 2	1,121
Earnout Consideration	4,725
Total consideration	$15,280

The following table shows the allocation of consideration to assets and liabilities at fair value (in thousands):

Assets Acquired
Cash and cash equivalents	$222
Accounts receivable	1,454
Inventory	2,181
Prepaid expenses	414
Property, plant and equipment	14,282
Goodwill	5,445
Total assets acquired	$23,998

Liabilities Assumed
Accounts payable	$1,948
Accrued expenses	219
Deferred revenue	971
Deferred tax liabilities	1,631
Other liabilities	3,949
Total liabilities assumed	$8,718

Net assets acquired	$15,280

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

In addition, All Cell is eligible to earn an additional number of shares of our common stock if the acquired energy storage business meets certain revenue milestones (the “Earnout Consideration”). The Earnout Consideration was: (i) two times the amount of energy storage products revenue and contracted backlog that is greater than $7.5 million for 2022 and is (ii) two times the amount of energy storage products 2023 revenue which exceeds the greater of either $13.5 million or 135% of the 2022 cumulative revenue, capped at $20.0 million. Any revenues exceeding $20.0 million in 2023 will not be eligible for the Earnout Consideration. The maximum aggregate number of shares of our common stock that we will issue to All Cell for the Closing Consideration and Earnout Consideration will not exceed 1.8 million shares. Revenue from energy storage products used in Beam Global products will not be considered as contributing to revenue in the Earnout calculation. The Company issued 446,815 shares of stock valued at $7.05 million as payment for the 2022 Earnout Consideration. No shares were earned or issued for the 2023 Earnout Consideration.

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of All Cell, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration is reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the year ended December 31, 2022 and the year ended December 31, 2023 is as follows (in thousands):

Balance as of December 31, 2021	$–
Acquisition of All Cell	1,251
Change in estimated fair value	5,540
Balance as of December 31, 2022	$6,791
Issue earnout shares for 2022	(7,051)
Change in estimated fair value	260
Balance as of December 31, 2023	$–

The fair value of consideration transferred consisted of the following (in thousands):

Common Stock	$14,359
Working Capital Cash Payment	811
Earnout Consideration	1,251
Total consideration transferred	$16,421

The following table summarizes the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Inventory	$2,146
Prepaid expenses	28
Deposits	10
Property, plant and equipment	397
Right-of-use asset	192
Intangible assets, including goodwill	15,059
Total assets acquired	17,832

Customer deposits	(1,219)
Lease liability	(192)
Total liabilities assumed	(1,411)

Total assets and liabilities assumed	$16,421

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

Pro Forma Unaudited Financial Information

The unaudited pro forma information for the periods set forth below gives effect to the acquisitions of Amiga and All Cell had they occurred on January 1, 2022. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transactions been consummated as of that time nor does in purport to be indicative of future financial operating results. The pro forma unaudited financial information includes a conservative estimate of sell-through of the Company’s legacy products, as well as updated depreciation related to the fair value adjustments from the acquisitions.

Pro forma net revenues for the years ended December 31, 2023 and 2022 are $75.3 million and $32.3 million, respectively. Proforma net loss for the years ended December 31, 2023 and 2022 are $16.8 million and $22.0 million, respectively.

The consolidated statement of operations includes revenue of $11.9 and net loss of $5.8 million related to acquired operations for the year ended December 31, 2023.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31,	December 31,
	2023	2022
Vendor prepayments	$2,253	$1,049
Deferred equity offering costs	11	344
Prepaid insurance	42	106
Related party receivable	116	38
Other	31	42
Total prepaid expenses and other current	$2,453	$1,579

Related party receivables as of December 31, 2023 and 2022 consisted primarily of payroll related taxes due for stock-based compensation.

6.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of December 31, 2023 and 2022, inventory consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Finished goods	$1,953	$2,814
Work in process	2,006	1,771
Raw materials	7,974	7,661
Total inventory	$11,933	$12,246

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Office furniture and equipment	$227	$186
Computer equipment and software	248	118
Land, buildings and leasehold improvements	7,935	180
Autos	616	337
Machinery and equipment	9,200	1,556
Total property and equipment	18,226	2,377
Less accumulated depreciation	(1,713)	(829)
Property and Equipment, net	$16,513	$1,548

Depreciation expense for 2023 and 2022 was $0.9 million and $0.4 million, respectively. In 2023 and 2022, $0.2 million and $0.2 million of depreciation was capitalized into inventory as manufacturing overhead costs, respectively. See Note 4 for additional details of the acquisition of land, buildings and machinery and equipment.

8.	INTANGIBLE ASSETS

Intangible assets, net as of December 31, 2023 consist of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(612)	$7,462	11
Trade name	1,756	(146)	1,610	10
Customer relationships	444	(49)	395	13
Backlog	185	(154)	31	1
Patents	491	(42)	449	20
Intangible assets	$10,950	$(1,003)	$9,947

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(1,346)	$6,728	11
Trade name	1,756	(322)	1,434	10
Customer relationships	444	(110)	334	13
Backlog	185	(185)	–	1
Patents	611	(57)	554	20
Intangible assets	$11,070	$(2,020)	$9,050

Amortization expense for each of the years ended December 31, 2023 and 2022 was $1.0 million. Amortization expense for intangible assets held as of December 31, 2023 will be $1.0 million for each of the years 2024 – 2028.

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

The major components of accrued expenses and long-term liabilities are summarized as follows (in thousands):

	December 31,	December 31,
	2023	2022
Accrued Expenses:
Accrued vacation	$246	$190
Accrued salaries and bonus	1,086	1,220
Vendor accruals	50	85
Accrued warranty	27	–
Other accrued expense	1,328	192
Total accrued expenses	$2,737	$1,687

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,698	$–
Acquired long-term liability	3,787	–
Total long-term liabilities	$5,485	$–

Acquired long-term liability of $3.8 million consists of a restructuring debt settlement from the acquisition of Amiga. The debt restructuring was entered into in 2021 for a nine year term with seven years remaining at December 31, 2023. Payments are due quarterly as a percent of the remaining balance due.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

11.	LEASES

On September 1, 2020, the Company entered into a five-year operating lease with two one-year options to extend the term of the lease. At this time, it is not reasonably certain that the Company will extend the term of the lease and, therefore, the renewal periods have been excluded from the right-of-use (“ROU”) asset. As part of the All Cell acquisition, the Company assumed a facility lease located in Broadview, Illinois, and recorded $0.2 million in right-of-use asset and lease liability. The lease term ended on August 31, 2023 and contains clauses for annual rent escalation. The present values of the lease payment streams were calculated using an effective borrowing rate of 10%. The Company remained in the facility on a month-to-month lease and then entered into a five-year lease extension effective February 1, 2024. As part of the Amiga acquisition, the Company assumed a lease for a small office and a few other small leases in Belgrade, Serbia, which have an indefinite term and may be terminated at any time with 30 days notice. Because of the short term and small value, these leases were not capitalized. The weighted average remaining lease term is 3.3 years.

During the twelve months ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $0.8 million and $0.6 million, respectively. Operating lease cost for the twelve months ended December 31, 2023 and 2022 were $0.8 million and $0.8 million, respectively.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The future minimum rental commitments for our operating leases is as follows (in thousands):

2024	$1,029
2025	820
2026	364
2027	377
2028	390
Total undiscounted future minimum payments	2,980
Less imputed interest	(489)
Total lease liability	$2,491

12. STOCKHOLDERS’ EQUITY

Stock Issued for Public Offering

In June 2023, the Company sold 3,062,500 shares of its common stock at an offering price of $9.00 per share in a public offering. The offering provided net proceeds of approximately $25.4 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.

Stock Issued for Acquisition

The Company issued 1,055,000 shares of its common stock upon acquiring certain assets of All Cell during the year ended December 31, 2022. An additional 446,815 shares were issued in 2023 to All Cell in payment of contingent consideration for 2022 results.

The Company issued 451,807 shares of its common stock upon acquiring Amiga during the year ended December 31, 2023. See further discussion in note 4. Business Combination.

Committed Equity Facility

On September 2, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $30.0 million, but in any event, a maximum of 2 million shares of the Company’s common stock at 97% of the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day, calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales are solely at the election of the Company, and the Company is under no obligation to sell any common stock to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock the Company issued B. Riley 10,484 shares of its common stock in both September 2022 and April 2023.

The Company incurred an aggregate cost of approximately $0.4 million in connection with the Purchase Agreement, including the fair value of the shares of common stock issued to B. Riley, which were recorded as equity on the Balance Sheet and offset proceeds from the sale of the Company’s common stock under the Purchase Agreement.

During the year ended December 31, 2023, the Company issued 198,033 shares under the Purchase Agreement for $2.5 million in proceeds, of which $0.5 million was offset by the offering costs.

Stock Issued For Services

In March 2023, the Company issued 6,444 shares of its common stock in exchange for marketing services to be provided over a six-month period. The number of shares were determined by dividing $0.1 million by the volume-weighted average price (VWAP) per share of the Company’s common stock for the 30 days preceding the effective date which was $15.518. The shares were then valued based on a market price on the date of grant of $14.72 resulting in a fair value of $0.1 million which was recorded to prepaid expenses and other current assets upon issuance and recognized over the service period which ended in the third quarter of 2023.

Awards Under Stock Incentive Plans

On June 9, 2021, the Company’s stockholders approved the Beam Global 2021 Equity Incentive Plan (the “2021 Plan”) under which 2,000,000 shares of the Company’s common stock are allowed to be issued pursuant to the exercise of stock options or other awards granted under such plan in addition to the 630,000 shares previously allowed under the Beam Global 2011 Stock Incentive Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors or compensation committee. As of December 31, 2023, 2.7 million shares remain available to grant under the 2021 Plan.

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

We used the assumptions in the table below and we assumed there would not be dividends granted for the options granted in fiscal 2023 and 2022:

	Year ended December 31,
	2023	2022
Expected volatility	90.25% - 94.51%	94.94% - 97.41%
Expected term	5 - 7 Years	5 - 7 Years
Risk-free interest rate	3.55% - 4.47%	1.55% - 3.86%
Weighted-average FV	$5.93	$13.02

Option activity for the years ended December 31, 2023 and 2022 is as follows:

		Weighted	Weighted
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value
	Options	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2021	263,433	$11.56
Granted	78,400	16.72
Exercised	(1,750)	6.67
Forfeited	(3,325)	36.25
Outstanding at December 31, 2022	336,758	12.54
Granted	169,800	7.54
Forfeited	(24,700)	19.70
Outstanding at December 31, 2023	481,858	$10.41	7.25 Years	$350
Exercisable at December 31, 2023	151,310	$5.55	7.18 Years	$233

The Company’s stock option compensation expense was $0.7 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively, and there was $1.3 million of total unrecognized compensation costs related to outstanding stock options at December 31, 2023 which will be recognized over 4.0 years. There were no options exercised in the year ended December 31, 2023, and the total intrinsic value of options exercised was immaterial for the year ended December 31, 2022. Number of stock options vested and unvested as of December 31, 2023 were 335,745 and 146,113, respectively.

Restricted Stock Units

In November 2022, the Company granted 285,000 restricted stock units (RSUs) to its Chief Executive Officer (CEO), half of which contains performance conditions (PSUs). 50% of the RSUs without performance condition vested upon grant, and 25% will vest on February 1st of 2024 and 2025. The number of shares issuable under the PSUs are determined based on the achievement of performance metrics specific to the Company that are measured at the end of fiscal year 2024. The fair value of both the RSUs and PSUs were based on the stock price of $13.05 per share on the date of grant. The PSUs were further reviewed to determine estimated performance over the term and then a factor was applied ranging from 0% to 150% of the grant date fair value. This estimate is reviewed quarterly.

A summary of activity of the RSUs for the year ended December 31, 2023, is as follows:

	PSU	RSU	Weighted-
	Nonvested	Nonvested	Average Grant-
	Shares	Shares	Date Fair Value
Nonvested at December 31, 2021	–	–	$–
Granted	142,500	142,500	13.05
Vested	–	(71,250)	13.05
Nonvested at December 31, 2022	142,500	71,250	13.05
Granted	–	–	–
Vested	–	–	–
Nonvested at December 31, 2023	142,500	71,250	$13.05

Stock compensation expense related to restricted stock units was $1.2 million during the year ended December 31, 2023, with $1.4 million in unrecognized stock compensation expense remaining to be recognized over 1.2 years as of December 31, 2023. There were no restricted stock units that vested during the year ended December 31, 2023.

Restricted Stock Awards

The Company issues restricted stock to the members of its board of directors as compensation for such members’ services. Such grants generally vest ratably over four quarters. Through 2022, the Company also issued restricted stock to its CEO, for which generally 50% of the shares granted vest ratably over four quarters and the remaining 50% vest ratably over twelve quarters. The common stock related to these awards are issued to an escrow account on the date of grant and released to the grantee upon vest. The fair value is determined based on the closing stock price of the Company’s common stock on the date granted and the related expense is recognized ratably over the vesting period.

A summary of activity of the restricted stock awards for the years ended December 31, 2023 and 2022 is as follows:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2021	13,669	$20.45
Granted	26,136	14.68
Vested	(21,940)	18.75
Nonvested at December 31, 2022	17,865	14.11
Granted	19,795	10.98
Vested	(31,022)	12.29
Forfeited	(5,400)	11.68
Nonvested at December 31, 2023	1,238	$20.17

Stock compensation expense related to restricted stock awards was $0.4 million for each of the years ended December 31, 2023 and 2022, respectively. Fair values of restricted stock vested during each of the years ended December 31, 2023 and 2022 were $0.4 million.

As of December 31, 2023, there were unreleased shares of common stock representing $20 thousand of unrecognized restricted stock grant expense which will be recognized over 1.25 years.

Warrants

During the year ended December 31, 2023, the Company issued warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 to a consultant for investor relations services to be provided over a five-year period. The warrants are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrants was recorded to prepaid expenses and other current assets to be recognized over the service period. During the year ended December 31, 2023, $0.2 million was recorded as expense and at December 31, 2023, $1.4 million of cost has not been recognized and will be recognized over the next 4.25 years.

A summary of activity of warrants outstanding for the years ended December 31, 2023 and 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	519,658	$6.30
Exercised	(79,454)	6.30
Outstanding at December 31, 2022	440,204	6.30
Granted	200,000	17.00
Exercised	(29,459)	6.30
Outstanding at December 31, 2023	610,745	$9.80
Exercisable at December 31, 2023	610,745	$9.80

Exercisable warrants as of December 31, 2023 have a weighted average remaining contractual life of 1.60 years. Of the outstanding warrants, 410,745 will expire in April 2024. The intrinsic value of the exercisable shares of the warrants at December 31, 2023 was $0.3.

During the year ended December 31, 2023, 29,459 warrants to purchase shares of the Company’s registered common stock were exercised generating $0.2 million, and in the year ended December 31, 2022, 79,454 warrants to purchase shares of the Company’s registered common stock were exercised generating $0.5 million.

13.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Twelve Months Ended
	December 31,
	2023	2022
Product sales	$65,152	$20,347
Maintenance fees	83	53
Professional services	146	527
Shipping and handling	2,308	1,137
Discounts and allowances	(337)	(69)
Total revenues	$67,353	$21,995

During the year ended December 31, 2023 and 2022, 80% and 62% of revenues were derived from federal, state and local governments, respectively. In addition, 15% of revenues in the year ended December 31, 2023 were international sales compared to 9% in the prior year.

At December 31, 2023 and 2022, deferred revenue was $1.2 million and $1.4 million, respectively. These amounts consisted mainly of customer deposits in the amount of $0.7 million and $1.0 million for December 31, 2023 and 2022, respectively and prepaid multi-year maintenance plans for previously sold products which account for $0.5 million and $0.3 million for December 31, 2023 and 2022, respectively, and pertain to services to be provided through 2029. Revenue recognized during the year ended December 31, 2023 and 2022 which pertained to revenue deferred in prior years was $0.4 million and $0.1 million respectively.

14.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2023 and 2022 due to the Company’s net losses. Income tax expense represents the minimum state taxes due.

The pretax loss by country is shown below (in thousands):

	Year Ended December 31,
	2023	2022

United States	$(15,682)	$(19,680)
International	$(366)	$–

The blended Federal and State tax rate of 27.77% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows (in thousands):

	Year Ended December 31,
	2023	2022
Computed “expected” tax expense (benefit)	$(3,370)	$(4,136)
State taxes, net of federal benefit	(933)	(1,383)
Non-deductible stock options	14	(3)
Non-deductible items	48	154
Foreign tax rate differential	22	–
True-up to tax return	70	9
Change in deferred tax asset valuation allowance	4,161	5,361
Total	$12	$2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Stock options	$1,115	$701
Deferred Revenue	147	118
Capitalized R&D	286	234
Change in FV of contingent consideration	–	1,579
Patents/Intangible Assets	1,598	113
Lease Liability	297	–
Other	287	278
Net operating loss carryforward	19,035	15,372
Total gross deferred tax assets	22,765	18,395
Less: Deferred tax asset valuation allowance	(22,500)	(18,339)
Total net deferred tax assets	265	56

Deferred tax liabilities:
ROU Asset	(283)	–
Depreciation	(1,680)	(56)
Total deferred tax liabilities	(1,963)	(56)

Total net deferred taxes	$(1,698)	$–

As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. The valuation allowance at December 31, 2023 was $22.5 million. The increase in the valuation allowance during 2023 was $4.2 million which was all recorded through deferred taxes.

At December 31, 2023, the Company has a Federal net operating loss carry forward of $68.1 million, of which $25.1 million is available to offset future net income through 2037, a State net operating loss carry forward of $70.8 million and a Serbian net operating loss carry forward of $0.4 million. The net operating loss (“NOL”) expires during the years 2027 to 2037 and $43.0 million may be carried forward indefinitely and limited to offsetting 80% of taxable income. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2023. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

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

Beam Global

Dated: April 16, 2024	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman

Power of Attorney

Each person whose signature appears below constitutes and appoints each of Desmond Wheatley and Lisa A. Potok, true and lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ Desmond Wheatley	Chief Executive Officer, President and Chairman	April 16, 2024
Desmond Wheatley

Principal Financial Officer and Principal Accounting Officer:

/s/ Lisa A. Potok	Chief Financial Officer	April 16, 2024
Lisa A. Potok

Directors:

/s/ Peter Davidson	Director	April 16, 2024
Peter Davidson

/s/ Anthony Posawatz	Director	April 16, 2024
Anthony Posawatz

/s/ Judy Krandel	Director	April 16, 2024
Judy Krandel

/s/ George Syllantavos	Director	April 16, 2024
George Syllantavos