Form 10-K/A
period 2023-12-31
Beam Global
filed 2024-04-29
CIK 1398805

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of April 25, 2024, was 14,526,654.

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	New York, NY	688

EXPLANATORY NOTE

Beam Global (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K, as filed by the Company on April 16, 2024 (the “Original Filing”), solely to amend and restate Part III, Item 10 through Item 14, and to update Item 15. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Stockholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our current executive officers and directors (ages as of April 25, 2024):

Name	Age	Position
Desmond Wheatley	58	President, Chief Executive Officer, and Chairman of the Board of Directors
Lisa Potok	55	Chief Financial Officer
Sandra Peterson	61	Vice President of Sales and Marketing
Mark Myers	48	Chief Operating Officer
Anthony Posawatz (1)(2)	64	Director
Peter Davidson (1)	64	Director
Judy Krandel (1)	59	Director
George Syllantavos(1)	59	Director

______________________

(1)	Member of the Audit, Compensation, Nominating & Governance, and Equity Oversight Committees
(2)	Lead Independent Director

Biographies of Directors and Officers

Desmond Wheatley has served as our president, chief operating officer, and secretary since September 2010. Mr. Wheatley was appointed chief executive officer and director in August 2011, and he became the chair of our board of directors in December 2016. He is an inventor of the EV ARC™, BeamTrak™, UAV ARC™ and EV Standard™. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Beam Global, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and he was chief executive officer of iAxis FZ LLC, a Dubai based alternative energy and technology systems integration company from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego-based Kratos Defense and Security Solutions, formally known as Wireless Facilities, with the last five years as president of ENS (Enterprise Network Solutions, a division of Wireless Facilities Inc (NASDAQ: WFII now KTOS)), then the largest independent security and energy management systems integrator in the United States. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the United States. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500 million in debt and equity.

Lisa Potok has served as our chief financial officer since December 2023. Ms. Potok served as chief financial officer, treasurer, and secretary of Nice North America LLC from 2022 to 2023. Prior to that, Ms. Potok held positions as the vice president of global finance, investor relations and M&A for Newegg Inc. (NASDAQ: NEGG) during 2021, vice president of global finance at Club Demonstration Services, (NASDAQ: ADV) from 2019 to 2020, a product demonstration company, and vice president of finance/divisional chief financial officer at FTD, Inc.’s Provide Commerce division (NASDAQ: FTD) from 2016 to 2019 . Ms. Potok is a CPA and holds a Bachelor of Arts in Accounting from Hillsdale College, and a Master of Business Administration from The Paul Merage School of Business at the University of California.

Sandra Peterson has served as our Vice President of Sales and Marketing since January 2020. From February 2015 to December 2019, Ms. Peterson led the AI and go-to-market strategy at Absolutdata, a leading AI and analytics company. Prior to that, she held leadership roles at both early-stage startups and Fortune 500 companies including Apple, Nvidia, Adobe and Palm. Sandra holds a Bachelor of Science degree in Management Science from the University of California at San Diego, and a Master’s degree in International Business from St. Mary’s College of Moraga.

Mark Myers has served as our Chief Operating Officer since January 2024. Prior to joining Beam Global, Mr. Myers was the Senior Director of Operations of Bilstein of America, a wholly owned subsidiary of thyssenkrupp (traded on Frankfurt Stock Exchange: TKA) from 2021 to 2024, leading manufacturing, supply chain, distribution, and quality for high-quality aftermarket shock absorbers and suspension systems. Prior to that, he was the Director of Manufacturing Operations for General Atomics Electromagnetic Systems from 2010 to 2021, a Management Consultant at McKinsey & Co. from 2007 to 2010 and served as a Nuclear Navy Officer for the United States Navy from 1998 - 2006. Mr. Myers holds a Master of Science in Executive Leadership from the University of San Diego, Master of Science in Engineering Management from Old Dominion University and a Bachelor of Science in Naval Architecture and Marine Engineering from the Webb Institute.

Anthony Posawatz has served as a director of the Company since February 2016. He currently serves on our lead director and is a member of Compensation, Nominating and Governance and Equity Oversight Committees. Mr. Posawatz has been an automotive industry professional for over 40 years and over 30 years in an executive capacity. He currently serves as CEO of Fermata Energy and of his consulting advisory firm, Invictus iCAR LLC. He has previously served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 30 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production launch in 2010. He currently serves on the boards of Zapp EV (NASDAQ: ZAPP), Nanoramic Laboratories and Fermata Energy.

Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in Mechanical Engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

Peter Davidson has served as a director of the Company since September 2016. He currently serves on our Audit, Compensation, Nominating and Governance and Equity Oversight Committees. Since 2019, Mr. Davidson has been the chief executive officer and a director of Aligned Climate Capital LLC, an investment advisory firm focused exclusively on investments in clean energy, efficient transportation, green real estate and sustainable natural resources. From 2016 to 2019, he was the chief executive officer for Aligned Intermediary, an investment advisory group created to help long-term investors increase the flow of capital into capital infrastructure projects and clean energy companies. In May 2013, Mr. Davidson was appointed by President Obama to serve as the executive director of the Loan Program Office (“LPO”) at the United States Department of Energy, a position he held until June 2015. At the LPO, Mr. Davidson oversaw the program’s more than $30 billion portfolio of loans and loan guarantees, making it the largest project finance organization in the United States government. Mr. Davidson was responsible for ensuring that the LPO carried out its mission to accelerate the deployment of innovative clean energy projects and domestic advanced vehicle manufacturing. Prior to leading the LPO, Mr. Davidson was the senior advisor for energy and economic development at the Port Authority of New York and New Jersey (from 2012 to 2013) and was the executive director of New York State’s economic development agency, the Empire State Development Corporation (from 2009 to 2011). From 1989 to 2014, Mr. Davidson was an entrepreneur who founded and managed several separate companies in television and radio broadcasting, outdoor advertising, and traditional and digital marketing services, with a focus on the Hispanic market. From 1986 to 1989, he was an executive in the investment banking division of Morgan Stanley & Co. Since 2001, Mr. Davidson has also been the chairman of the JM Kaplan Fund, a New York City based philanthropic organization. Under his leadership, grant making has focused on reducing New York City’s carbon footprint, supporting immigrant integration in the U.S. and archeological conservation world-wide. Mr. Davidson is currently a director of First Eagle Investment Management. Mr. Davidson received his Master of Business Administration degree from Harvard University in 1986 and his Bachelor of Arts degree from Stanford University in 1981.

Judy Krandel has served as director of the Company since December 2023. She currently serves on our Audit, Compensation, Nominating and Governance and Equity Oversight Committees. Mrs. Krandel currently serves as the CFO of Nephros, Inc (NASDAQ: NEPH). from November 2023. Mrs. Krandel served as the Chief Financial Officer of Recruiter.com Group, Inc. (NASDAQ: RCRT) from June 2020 to September 2023. From November 2016 until December 2019, she served as Chief Financial Officer, and then Senior Business Development Consultant for PeerStream, Inc. From March 2012 until November 2016, Mrs. Krandel was the Portfolio Manager for Juniper Investment Company, a small-cap hedge fund. Mrs. Krandel spent the earlier part of her career as an equity analyst and portfolio manager focusing on small-cap public equities. In the past, she had served on the board of directors of Lincoln First Bancorp, Snap Interactive (NASDAQ: PALT) and Cynergistek in the digital media and healthcare cybersecurity industries. She is a graduate of the Wharton School of Business of the University of Pennsylvania with a degree in finance and the Booth School of Business of the University of Chicago with an MBA in finance and accounting.

George Syllantavos has served as director of the Company since December 2023. He currently serves on our Audit, Compensation, Nominating and Governance and Equity Oversight Committees. My Syllantavos has served as the Founder, Co-CEO and CFO of Stellar V Capital Inc. since September 2022. Mr. Syllantavos is a member of the Board of Directors, member and chairman of the Audit Committee, member of the Compensation Committee, and member of the Nominating Committee of Cepton Inc. (NASDAQ: CPTN) since February 2022, and Non-Executive Director of SevenSeas Investment Fund since March 2019, Founder and Managing Director of Nautilus Energy Management since February 2013. Previously, Mr. Syllantavos was the Founder, co-CEO and CFO of Growth Capital Acquisition Corp. (NASDAQ: GCAC) from May 2020 to February 2022, has served as a board member and the Chair of the audit committee of ITHAX Acquisition Corp. (NASDAQ: ITHX) February 2021 to July 2022 and has served as a board member of Phunware Inc. (NASDAQ: PHUN) from December 2018 to December 2021. Mr. Syllantavos holds a bachelor's degree in Industrial Engineering from Roosevelt University in Chicago, IL and a Masters of Business Administration in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School at Northwestern University, in Evanston, IL.

Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

 Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. We believe that our Board is composed of a group of leaders in their respective fields. All of the current directors have executive experience at public companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing other companies. Further, our directors also have other experience that makes them valuable members and provides insight into issues relevant to the Company.

The following highlights the specific experience, qualification, attributes and skills of our individual Board members, or nominees for the Board, that have led our Nominating and Governance Committee and the Board to conclude that these individuals are qualified to serve on our Board:

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

Mrs. Krandel provides leadership and industry experience to the Board of Directors gained by executive level and board of director positions at other NASDAQ companies.  Mrs. Krandel’s experience in investment management provides the company with additional expertise in capital markets and investor relations.

Mr. Syllantavos provides leadership and industry experience to the Board of Directors gained by serving as a chief executive officer and chief financial officer of a number of public and private companies in the fields of transportation, logistics, infrastructure and technology. Mr. Syllantavos also brings on experience in transactions and mergers and acquisitions through his service in such executive positions and also contributes his corporate governance experience pursuant to his service on the Board of a number of public companies.

Director Independence

Our Board of Directors currently consists of five directors. Four of our directors are “independent” as defined in Rule 4200 of FINRA’s listing standards and the NASDAQ Capital Market criteria. In accordance with the standards of the NASDAQ Capital Market, these directors are considered “independent” because they are not employees or executive officers of the Company and have not been paid more than $120,000 of compensation by the Company, other than for their service as members of our Board of Directors, in any consecutive 12-month period during the past three years. Furthermore, they have no family members being paid compensation by the Company, and they do not serve as directors or officers of any companies that conduct business with the Company as outside vendors or service providers. We plan to appoint additional independent directors to our board of directors in the future.

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

Board Committees

Our Board of Directors currently has an audit committee, a compensation committee, a nominating and governance committee and an equity oversight committee. The composition and responsibilities of each of the committees of our Board of Directors are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee.  The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairman of the Audit Committee, qualifies as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Judy Krandel is the Chairman of the Audit Committee and financial expert, and George Syllantavos and Peter Davidson are the other members of the Audit Committee. The Audit Committee's duties are to recommend to our Board of Directors the engagement of an independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. The charter of the Audit Committee is available on our website at www.beamforall.com.

Compensation Committee. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers. George Syllantavos is the Chairman of the Compensation Committee, and Anthony Posawatz and Judy Krandel and are the other directors who are members of the Compensation Committee. Each of the members are independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning the compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. The charter of the Compensation Committee is available on our website at www.beamforall.com.

Nominating and Governance Committee. The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof. Peter Davidson is the Chairman of the Nominating and Governance Committee, and Anthony Posawatz is the other director member of the Committee. Each of the members are independent under NASDAQ’s independence standards. The charter of the Nominating and Governance Committee is available on our website at www.beamforall.com.

Equity Oversight Committee. The Equity Oversight Committee is responsible for matters related to the offering of securities of the Company. Anthony Posawatz, George Syllantavos, Peter Davidson, and Judy Krandel are members of the Equity Oversight Committee.

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

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2023. Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2023, Mr. Wheatley, our current President and Chief Executive Officer, was an employee. Compensation for Mr. Wheatley is discussed in “Executive Compensation.”

Name	Fees Earned or Paid in Cash (1)	Restricted Stock Awards (2)	Total
Anthony Posawatz	$115,000	$57,285	$172,285
Peter Davidson	$70,000	$76,095	$146,095
Nancy Floyd	$40,000	$76,095	$116,095
Judy Krandel	$6,087	$4,557	$10,644
George Syllantavos	$4,076	$3,273	$7,349

________________

(1)	Represents the cash quarterly retainer and the meeting attendance fees earned by the non-employee directors.
(2)	Represents the aggregate grant date fair value for restricted stock awards granted during 2023, computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.

Non-Employee Director Compensation Policy

Cash Compensation

Each non-employee director received a quarterly cash retainer of $15,000 for serving on our Board of Directors. The retainer is payable in arrears, subject to such director’s continued service on the last day of the preceding quarter and prorated as necessary to reflect service commencement or termination during the quarter. In addition, each non-employee director receives an additional amount based on the committee position held per quarter as follows: (i) $10,000 lead director (ii) $5,000 audit chair (iii) $3,750 compensation chair and (iv) $2,500 nominating and governance chair.

All directors are reimbursed for reasonable expenses incurred in connection with attendance at board or committee meetings.

Each non-employee director received a quarterly cash retainer for serving on our Board of Directors. The retainer is payable in arrears, subject to such director’s continued service on the last day of the preceding quarter and prorated as necessary to reflect service commencement or termination during the quarter.

All directors are reimbursed for reasonable expenses incurred in connection with attendance at board or committee meetings.

Equity Compensation

On January 2 of each year, each non-employee director will be granted a certain number of shares of restricted common stock equal to $125,000 divided by the average daily closing price of our common stock for the preceding month and rounded up to the nearest 100. The restricted common stock vests quarterly in four (4) equal installments.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe, except as set forth below, that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2023:

•	Form 4s reporting restricted stock awards granted to each of Anthony Posawatz, Nancy Floyd and Peter Davidson in June 2023.
•	Form 4 reporting restricted stock award granted to Judy Krandel on December 4, 2023 reported on December 7, 2023.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”).

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

The compensation received by our Named Executive Officers is based primarily on their experience and knowledge as well as their responsibilities and individual contributions to the Company. In addition, the Compensation Committee conducted a compensation benchmarking study in 2022 with an independent, credible consultant to provide guidance on compensation for members of the executive team. This study provided data and recommendations for a competitive pay structure.

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

☐	Base salary and benefits are designed to attract and retain employees over time.

☐	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.

☐	Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

☐	Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.

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

Incentive Compensation Awards

A bonus plan was established for the services of our named executive officers for 2023 and 2022. In 2023, the Bonus targets were set as a percentage of base pay of 100% for both the Chief Executive Officer and Chief Financial Officer. Goals for 2023 included: (1) the growth in our revenue, (2) improved gross margin (3) international expansion acquisition that will benefit the Company, (4) capital raise, (5) filling key positions at the Company and other specific goals for these individuals. Goals for 2022 included (1) the growth in our revenue, (2) improved gross margin (3) acquisitions that will benefit the Company, (4) strong investor outreach, (5) filling key positions at the Company and other specific goals for these individuals. Payment for bonuses pertaining to 2023 are expected to be made in the second quarter of 2024. Payment for bonuses pertaining to 2022 was made in 2023.

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

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company during the years ended December 31, 2023 and 2022 to (i) each person who served as the Company’s chief executive officer during fiscal 2023, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2023 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2023 (sometimes referred to collectively as the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Desmond Wheatley	2023	400,000	400,000		–	–			800,000
President and Chief	2022	400,000	350,000	3,869,250	–	–	33,965	(2)	4,653,215
Executive Officer

Katherine McDermott	2023	300,000	300,000	–	–	–	–		600,000
Chief Financial Officer (Jul 2019 – Dec 2023)	2022	220,000	220,000	–	–	–	–		440,000

Lisa Potok	2023	25,833	12,917		330,395	–	–		369,145
Chief Financial Officer (Dec 2023)	2022	–	–	–	–	–	–		–

Sandra Peterson	2023	195,000	39,000	–	–	–	219,644	(3)	453,644
VP of Sales and Marketing	2022	195,000	39,000	–	–	–	44,995	(3)	278,995

_____________________

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.
(2)	Mr. Wheatley’s all other compensation reflects amounts paid by the Company for federal income taxes for common stock that vested in June and September 2022.
(3)	Ms. Peterson’s all other compensation reflects commission income.

Executive Employment Arrangements

Desmond Wheatley. On February 9, 2021, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Desmond Wheatley, the Company’s president and chief executive officer. The Employment Agreement amends and restates Mr. Wheatley’s prior employment agreement effective as of January 1, 2016, and as amended on July 24, 2018. The Employment Agreement is on substantially the same terms and conditions as Mr. Wheatley’s prior employment agreement and extends the term of the Employment Agreement to December 31, 2025. Pursuant to the Employment Agreement, on April 1, 2021, the Company granted Mr. Wheatley 2,806 shares of restricted common stock. Fifty percent of the shares of restricted common stock vest in three (3) equal quarterly installments at the end of each calendar quarter following the grant date. The remaining fifty percent of the restricted stock vest in eleven (11) equal amounts at the end of each calendar quarter following the grant date. In addition, on January 1, 2022, the Company granted Mr. Wheatley 7,436 shares of restricted common stock equal to $150,000 based on the closing price of the Company’s common stock on such date. Fifty percent of the shares of restricted stock vest in four (4) equal quarterly installments at the end of each calendar quarter following the grant date. The remaining fifty percent of the restricted stock vests in twelve (12) equal amounts at the end of each calendar quarter following the grant date.

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

Lisa Potok. Ms. Potok, the Company’s Chief Financial Officer, and the Company agreed to an offer letter dated November 10, 2023, whereby the Company agreed to pay Ms. Potok an annual salary of $310,000 per year. Ms. Potok is eligible for an annual bonus up to 50% of her base salary subject to performance metrics established by the Company. Upon Ms. Potok’s appointment as its Chief Financial Officer, the Company also granted Ms. Potok an option to purchase up to 75,000 shares of the Company’s common stock at an exercise price equal to $5.50 which vests over a four-year period.

Sandra Peterson. Ms. Peterson, the Company’s VP of Sales and Marketing, and the Company agreed to an offer letter dated December 16, 2019 whereby the Company agreed to pay Ms. Peterson an annual salary of $195,000 per year. Ms. Peterson is eligible for an annual bonus up to 20% of her base salary subject to performance metrics established by the Company as well as commission compensation equal to one half percent of the total, or portion of the total sales price actually received by the Company of any sale of our products after an annual target of $10,000,000 in revenue. Upon Ms. Peterson’s appointment, the Company also granted Ms. Peterson an option to purchase up to 49,104 shares of the Company’s common stock at an exercise price equal to $4.57 which vest over a four-year period. The Company additionally granted Ms. Peterson 50,000 shares of the Company’s common stock on Jan 2, 2024, at an exercise price equal to $6.31 which vests over a four-year period.

Mark Myers. Mr. Myers, the Company’s Chief Operating Officer, and the Company agreed to an offer letter dated December 19, 2023, whereby the Company agreed to pay Mr. Myers an annual salary of $250,000 per year. Mr. Myers is eligible for an annual bonus up to 50% of his base salary subject to performance metrics established by the Company. Upon Mr. Myers’s appointment as its Chief Operating Officer, the Company also granted Mr. Myers an option to purchase up to 50,000 shares of the Company’s common stock at an exercise price equal to $5.90 which vests over a four-year period.

Severance and Change in Control Agreements

Mr. Wheatley’s employment agreement with the Company provides for a payment in an amount equal to four times his annual compensation if he is terminated for reasons other than mutual agreement, his death, his breach or other cause, or upon his disability, as defined in the agreement.

On February 9, 2021, the Company’s Board of Directors adopted a Change in Control Severance Benefit Plan. The Plan provides severance benefits to eligible participants upon selected terminations of service in connection with a change of control of the Company. The Plan provides that upon termination of service of a participant by voluntary resignation of employment by the participant for good reason (which good reason occurred within the three (3) months prior to or twelve (12) months following the effective date of a change of control), or by the Company without cause, and the satisfaction of certain other requirements, the participant may receive certain (i) cash severance payments; (ii) bonus severance payments; (iii) health insurance premium payments; or (iv) acceleration of vesting of outstanding options or other equity awards as provided in the Plan. The Company’s chief financial officer, Lisa A. Potok, the Company’s chief operating officer, Mark Myers, and the Company’s VP of Sales and Marketing, Sandra Peterson, are participants under the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2023.

Name and Principal Position	Option Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised		Option	Option
	options (#)	options (#)		exercise	expiration
	exercisable (1)	unexercisable (1)		price ($)	date
Desmond Wheatley	87,000	—		7.50	10/17/2026
President and Chief Executive Officer
Katherine McDermott	49,104	—		5.78	8/29/2024
Chief Financial Officer (Jul 2019 – Dec 2023)
Lisa Potok	1,302	73,698	(2)	5.50	12/4/2033
Chief Financial Officer (Dec 2023)
Sandra Peterson	49,104	—		4.57	1/2/2030
VP of Sales and Marketing

_______________________

(1)	Stock options to purchase our common stock were granted pursuant to our 2011 Stock Incentive Plan except for Ms. Potok which was granted pursuant to our 2021 Equity Incentive Plan.
(2)	1,563 of these stock options vest monthly and will be fully vested on December 4, 2033.

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

Incentive Plan Awards

From January 1, 2023 through December 31, 2023, the Company granted a total of 169,800 stock options under the 2021 Plan, which were granted to 86 of its employees.

The following table sets forth certain information regarding our 2011 and 2021 Plan as of December 31, 2023:

Number of Securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
481,858	$10.41	2,659,176

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

The following table sets forth information regarding beneficial ownership of our common stock as of April 25, 2024 by:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers;
(3)	each of our directors; and
(4)	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on April 25, 2024.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 25, 2024. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 14,526,654 shares of our common stock outstanding as of April 25, 2024.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Beam Global, 5660 Eastgate Drive, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Named Executive Officers, Directors and Director Nominees:
Desmond Wheatley (1)	152,304	1.04%
Katherine McDermott (2) (Jul 2019 – Dec 2023)	49,104	*
Lisa Potok (3) (Dec 2023)	9,375	*
Sandra Peterson (4)	54,312	*
Anthony Posawatz (5)	69,920	*
Peter Davidson (6)	53,109	*
Judy Krandel (7)	828	*
George Syllantavos (8)	592	*
All current executive officers and directors as a group (8 persons) (9)	394,753	2.69%
5% Stockholders:
Townsend AC, LLC (10)	915,834	6.30%
230 Schilling Circle, Suite 120
Hunt Valley, MD 21031
AWM Investment Company, Inc. (11)	907,234	6.25%
c/o Special Situation Funds, 527 Madison Ave Ste 2600
New York, NY 10022

_________________

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Mr. Wheatley is our President and Chief Executive Officer and Chairman of our Board of Directors. His beneficial ownership consists of 87,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after April 25, 2024 and 100,929 shares that have been issued pursuant to RSAs and RSUs, of which 618 shares are subject to forfeiture in the event Mr. Wheatley ceases to provide services to the Company
(2)	Ms. McDermott was our Chief Financial Officer from 2019 through 2023. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after April 25, 2024.
(3)	Ms. Potok was our Chief Financial Officer since Dec 2023. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after April 25, 2024.
(4)	Ms. Peterson is our VP of Sales and Marketing. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after April 25, 2024.
(5)	Mr. Posawatz serves as a member of our Board of Directors. His beneficial ownership consists of 69,920 shares that have been issued pursuant to RSAs.
(6)	Mr. Davidson serves as a member of our Board of Directors. His beneficial ownership consists of 53,109 shares that have been issued pursuant to RSAs.
(7)	Mrs. Krandel serves as a member of our Board of Directors. Her beneficial ownership consists of 828 shares that have been issued pursuant to RSAs.
(8)	Mr. Syllantavos serves as a member of our Board of Directors. His beneficial ownership consists of 592 shares that have been issued pursuant to RSAs.
(9)	Beneficial ownership consists of (i) 386,310 shares of common stock and (ii) 199,276 shares of common stock subject to options exercisable within 60 days of April 25, 2024, in each case beneficially owned by our current executive officers and directors, of which 618 shares are subject to cancellation.
(10)	Townsend AC, LLC consists of 915,834 shares of common stock based on the 13D/A filed with the SEC on January 4, 2024.
(11)	AWM Investment Company Inc consists of 907,234 shares of common stock based on the 13G filing with the SEC on February 13, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence

See section “Director Independence” set forth in Item 10 above is incorporated into this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth all fees accrued or paid for audit and tax fees for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
Audit Fees (1)	$170,888	$783,363
Audit Fees (2)	502,598
Audit Related Fees (3)	68,250	115,500
Audit Related Fees (4)	83,000
Tax Fees	–	–
All Other Fees	–	–
	$824,736	$898,863

________________

(1)	Audit Fees of RSM US LLP consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit Fees of Marcum LLP consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
(3)	Audit Related Fees of RSM US LLP consist of professional services related to issuance of comfort and consent letters.
(4)	Audit Related Fees of Marcum LLP consist of professional services related to issuance of comfort and consent letters.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2023 and 2022, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed by RSM US LLP and Marcum LLP were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2023, there were no other professional services provided by RSM US LLP or Marcum LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of RSM US LLP or Marcum LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibits:

The following exhibits are included with this filing:

Exhibit Number	Exhibit Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

_______________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beam Global

Dated: April 29, 2024	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer President and Chairman
(Principal Executive Officer)

