Form 10-Q
period 2024-03-31
Beam Global
filed 2024-05-20
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2024

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of May 16, 2024 was 14,537,451.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$4,962	$10,393
Accounts receivable, net of allowance for credit losses of $112 and $447	20,139	15,943
Prepaid expenses and other current assets	2,216	2,453
Inventory, net	11,474	11,933
Total current assets	38,791	40,722

Property and equipment, net	15,597	16,513
Operating lease right of use assets	2,249	1,026
Goodwill	10,150	10,270
Intangible assets, net	8,769	9,050
Deposits	98	62
Total assets	$75,654	$77,643

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,778	$9,732
Accrued expenses	3,812	2,737
Sales tax payable	211	209
Deferred revenue, current	1,007	828
Note payable, current	45	40
Deferred consideration, current	–	2,713
Contingent consideration, current	4,330	–
Operating lease liabilities, current	851	615
Total current liabilities	21,034	16,874

Deferred revenue, noncurrent	470	402
Note payable, noncurrent	178	160
Contingent consideration, noncurrent	248	4,725
Other liabilities, noncurrent	3,716	3,787
Deferred tax liabilities, noncurrent	1,662	1,698
Operating lease liabilities, noncurrent	1,444	455
Total liabilities	28,752	28,101

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of March 31, 2024 and December 31, 2023.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 14,438,270 and 14,398,243 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	14	14
Additional paid-in-capital	142,991	142,265
Accumulated deficit	(96,398)	(93,361)
Accumulated Other Comprehensive Income (AOCI)	295	624

Total stockholders' equity	46,902	49,542

Total liabilities and stockholders' equity	$75,654	$77,643

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$14,561	$13,020

Cost of revenues	13,082	13,015

Gross profit	1,479	5

Operating expenses	4,527	3,846

Loss from operations	(3,048)	(3,841)

Other income (expense)
Interest income	71	1
Other (expense) income	(56)	10
Interest expense	(4)	–
Other income	11	11

Loss before income tax expense	(3,037)	(3,830)

Income tax expense	–	1

Net loss	$(3,037)	$(3,831)

Net foreign currency translation adjustments	(329)	–
Total Comprehensive Loss	$(3,366)	$(3,831)

Net loss per share - basic	$(0.21)	$(0.38)
Net loss per share - diluted	$(0.21)	$(0.38)

Weighted average shares outstanding - basic	14,422	10,214
Weighted average shares outstanding - diluted	14,422	10,214

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2022	10,178	$10	$100,498	$(77,301)	$0	$23,207
Stock issued for director services - vested	6	–	76	–	–	76
Stock issued to (released from) escrow account - unvested	(6)	–	–	–	–	–
Stock-based compensation to consultants	6	–	1,704	–	–	1,704
Employee stock-based compensation expense	–	–	438	–	–	438
Warrants exercised for cash	16	–	100	–	–	100
Sale of stock under Committed Equity Facility	38	–	158	–	–	158
Net loss	–	–	–	(3,831)	–	(3,831)
Balance at March 31, 2023	10,238	$10	$102,974	$(81,132)	$0	$21,852

Balance at December 31, 2023	14,398	$14	$142,265	$(93,361)	$624	$49,542
Stock issued for director services - vested	0	–	6	–	–	6
Stock issued to (released from) escrow account - unvested	(0)	–	–	–	–	–
Stock-based compensation to consultants	–	–	–	–	–	–
Employee stock-based compensation expense	–	–	468	–	–	468
Warrants exercised for cash	40	–	252	–	–	252
Impact of foreign currency translation	–	–	–	–	(329)	(329)
Net loss	–	–	–	(3,037)	–	(3,037)
Balance at March 31, 2024	14,438	$14	$142,991	$(96,398)	$295	$46,902

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023

Operating Activities:
Net loss	$(3,037)	$(3,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	930	332
Provision on credit losses	(336)	–
Common stock issued for services	–	76
Change in fair value of contingent consideration liabilities	(147)	(13)
Employee stock-based compensation	554	438
Disposal of property and equipment	27	–
Abandoned patent costs	36	–
Stock Compensation expense for non-employees	–	14
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,901)	(2,453)
Prepaid expenses and other current assets	151	390
Operating lease right of use asset	–	–
Inventory	425	(414)
Deposits	(36)	–
Increase (decrease) in:
Accounts payable	956	4,235
Accrued expenses	1,082	932
Operating lease liability	–	–
Sales tax payable	2	(20)
Deferred revenue	258	(305)
Other long term liabilities	10	–
Net cash used in operating activities	(3,026)	(619)

Investing Activities:
Purchase of property and equipment	(104)	(314)
Payment of Deferred Consideration	(2,713)	–
Funding of patent costs	–	(16)
Net cash used in investing activities	(2,817)	(330)

Financing Activities:
Proceeds from sale of common stock under committed equity facility, net of offering costs	–	158
Proceeds from warrant exercises	252	100
Borrowings of note payable	25	–
Net cash used in financing activities	277	258

Effect of exchange rate changes	135	–

Net decrease in cash	(5,431)	(691)
Cash at beginning of period	10,393	1,681
Cash at end of period	$4,962	$990

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4	$–
Cash paid for taxes	$–	$1

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment by incurring current liabilities	$104	$21
Right-of-use assets obtained in exchange for lease liabilities	$1,223	$–
Issuance of stock for Committed Equity Line	$–	$140
Warrants issued for services to non-employee	$–	$1,609
Shares issued for services to non-employee	$–	$95

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

BEAM GLOBAL

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ending March 31, 2024 and 2023, and our financial position as of March 31, 2024, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023. The December 31, 2023 balance sheet is derived from those statements.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. This standard is effective for Beam beginning with our annual financial statements for the fiscal year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on our consolidated financial statements.

Concentrations

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2024. As of March 31, 2024, approximately $4.8 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company continually assesses the financial strength of its customers. We are not aware of any material credit risks associated with our customers. 84% of our first quarter revenues were derived from pre-funded federal, state and local government programs, and the remaining 16% were derived from commercial customers that we believe have good credit or, alternatively, favorable payment terms which minimizes our credit risk with respect to such customers. For the three months ended March 31, 2024, two customers accounted for 30% and 18% of total revenues, with no other single customer accounting for more than 10% of total revenues. At March 31, 2024, accounts receivable from three customers accounted for 22%, 18% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2023, accounts receivable from four customers accounted for 11%, 10%, 10% and 10% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the three months ended March 31, 2024 and 2023, the Company’s sales to federal, state and local governments represented 84% and 86% of revenues, respectively.

Fair Value Measurement

The Company follows the authoritative guidance that establishes a formal framework for measuring fair values of assets and liabilities in the consolidated financial statements that are already required by generally accepted accounting principles to be measured at fair value. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The transaction is based on a hypothetical transaction in the principal or most advantageous market considered from the perspective of the market participant that holds the asset or owes the liability.

The Company utilizes market data or assumptions that market participants who are independent, knowledgeable, and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company is able to classify fair value balances based on the observability of those inputs. The guidance establishes a formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority to Level 1 measurements and the lowest priority to level 3 measurements, and accordingly, Level 1 measurement should be used whenever possible.

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities or published net asset value for alternative investments with characteristics similar to a mutual fund.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability.

The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while management believes its valuation methods are appropriate, the fair value of certain financial instruments could result in a difference fair value measurement at the reporting date. There were no changes in the Company’s valuation methodologies from the prior year.

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of March 31, 2024. The Company had Level 3 liabilities as of March 31, 2024. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2023	$–	$–	$4,725
Additions	–	–	–
Change in fair value	–	–	(147)
Contingent Consideration as of March 31, 2024	$–	$–	$4,578

Significant Accounting Policies

During the three months ended March 31, 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per share of common stock is computed using the weighted average number of common stock outstanding for the period, and, if dilutive, potential common stock outstanding during the period. Potential common stock outstanding consists of shares of common stock issuable upon the exercise of stock options, stock warrants, or other common stock equivalents. Potentially common stock outstanding are excluded from the computation if their effect is anti-dilutive.

Options to purchase 592,658 shares of common stock and warrants to purchase 570,718 shares of common stock were outstanding at March 31, 2024. Options to purchase 346,758 common shares and warrants to purchase 624,306 shares of common stock were outstanding at March 31, 2023. These options and warrants were not included in the computation of diluted loss per share for the three months ended March 31, 2024 and 2023 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net losses of $3.0 million (which includes $1.1 million of non-cash expenses) and $3.8 million (which includes $0.9 million of non-cash expenses) and net cash used in operating activities of $3.0 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Company had a cash balance of $5.0 million and working capital of $17.8 million. Based on the Company’s current operating plan and the available working capital that can be converted to cash, particularly the accounts receivable balance of approximately $20.1 million the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

In 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) under which the Company has the right, but not the obligation, to sell up to $30.0 million worth of shares, but in any event, no more than 2.0 million shares of its common stock over a period of 24 months in its sole discretion (see note 11 for further information). The Company has issued 199,469 shares for $2.5 million since 2022 under this agreement. There is $27.5 million worth of shares of common stock remaining under this facility available to sell through Q4 2024.

The Company’s outstanding warrants generated $0.3 million and $0.1 million of proceeds during each of the three months ended March 31, 2024 and 2023, respectively. Warrants to purchase 370,718 shares of common stock which were issued in our 2019 public offering expired on April 18, 2024. Excluding the warrants issued in our 2019 public offering which recently expired, the Company has a warrant outstanding to purchase up to 200,000 shares of our common stock at an exercise price equal to $17.00 per share that expires in March 2028 that could potentially generate an additional $3.4 million of proceeds, conditioned upon the market price of our common stock and the warrant holder’s ability and decision to exercise them.

In March 2023, the Company entered into a supply chain line of credit agreement with OCI Group for up to $100 million to further support our working capital requirements. Subject to the terms of the agreement, OCI Group will make available to the Company funding based on amounts owed to the Company by its customers.

The Company believes that it will become profitable in the next few years as our revenues continue to grow, we improve our gross margins and we leverage our overhead costs, but we expect to continue to incur losses for a period of time. If necessary, the Company may raise additional capital to finance its future operations through equity or debt financings. There is no guarantee that profitable operations will be achieved, or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

3.	BUSINESS COMBINATION

Amiga DOO Kraljevo

On October 20, 2023, the Company acquired Amiga DOO Kraljevo (“Amiga”), pursuant to a Share Sale and Purchase Agreement dated October 6, 2023 (the “Purchase Agreement”) by and among the Company and the owners of Amiga (the “Sellers”). Pursuant to the terms of the Purchase Agreement, the Company acquired all the equity stock of Amiga from the Sellers in exchange for cash and common stock. With respect to the cash portion of the purchase price, the Company paid to the Sellers 4.6 million euros ($4.9 million) at closing and an additional 2.5 million euros ($2.7 million) was deferred on December 31, 2023, and paid on January 2, 2024. With respect to the equity portion of the purchase price, the Company issued to the Sellers 293,675 shares of our common stock upon closing and an additional 158,132 shares before December 31, 2023.

The Sellers are eligible to earn additional shares of the Company’s common stock if Amiga meets certain revenue milestones for the years ended December 31, 2024 and 2025 (the “Earnout Consideration”). The Earnout Consideration that Sellers are eligible to receive is equal to two times the amount of revenue of Amiga (“Amiga Net Revenue”) that is greater than specific revenue targets for each of the years ended December 31, 2024 and 2025. The Earnout Consideration will be paid in the Company’s stock for each annual target period and will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable measurement period. In no event and under no circumstances will the Company issue to the Sellers an amount of the Company’s common stock that exceeds 19.99% of the total outstanding common stock of the Company immediately prior to the closing. An estimate of the fair value of the contingent consideration has been recorded in the opening balance sheet. Additionally, if within five years of the closing date of the acquisition Amiga receives a final award in specific legal proceedings in excess of EUR 3.8 million, the amount exceeding EUR 3.8 million is payable to the Sellers. This is not currently considered probable and therefore no accrual has been established. On February 16, 2024, the Company and the Sellers entered into an amendment to the Purchase Agreement to remove the requirement that the Sellers shall be providing services to Amiga as a condition to receive the Earnout Consideration. During the three months ended March 31, 2024, the Company recorded $0.1 million of income related to the fair value adjustment of the liability for Earnout Consideration.

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

On November 7, 2023, Amiga changed its name to Beam Europe LLC.

Pro Forma Financial Information

The following pro forma financial information summarizes the combined results of operations of Beam Global and Amiga as if the companies had been combined as of the beginning of the three months ended March 31, 2023 (in thousands):

March 31,
2023
Revenues	$14,425
Net Loss	$(4,298)

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the three months ended March 31, 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs.

The statement of operations, in the table above, for the three months ended March 31, 2023 includes revenues of $1.4 million and loss from operations of $0.5 million from the acquired Amiga business.

4.	INVENTORY

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Finished goods	$5,101	$1,953
Work in process	447	2,006
Raw materials	5,926	7,974
Total inventory, net	$11,474	$11,933

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Office furniture and equipment	$227	$227
Computer equipment and software	244	248
Land, buildings and leasehold improvements	7,771	7,935
Autos	649	616
Machinery and equipment	9,073	9,200
Total property and equipment	17,964	18,226
Less accumulated depreciation	(2,367)	(1,713)
Property and Equipment, net	$15,597	$16,513

Depreciation expense during the three months ended March 31, 2024 and March 31, 2023 was $0.7 million and $0.1 million, respectively.

6.	INTANGIBLE ASSETS

The intangible assets consist of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(1,346)	$6,728	11
Trade name	1,756	(322)	1,434	10
Customer relationships	444	(110)	334	13
Backlog	185	(185)	–	1
Patents	611	(57)	554	20
Intangible assets	$11,070	$(2,020)	$9,050

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(1,529)	$6,545	11
Trade name	1,756	(366)	1,390	10
Customer relationships	444	(122)	322	13
Backlog	185	(185)	–	1
Patents	573	(61)	512	20
Intangible assets	$11,032	$(2,263)	$8,769

Amortization expense during the three months ended March 31, 2024 and March 31, 2023 was $0.2 million and $0.3 million, respectively.

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023

Accrued Expenses:
Accrued vacation	$255	$246
Accrued salaries and bonus	1,382	1,086
Vendor accruals	75	50
Accrued warranty	19	27
Customer prepayments	950	–
Other accrued expense	1,132	1,328
Total accrued expenses	$3,813	$2,737

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,662	$1,698
Acquired long-term liability	3,716	3,787
Total long-term liabilities	$5,378	$5,485

Acquired long-term liability of $3.8 million consists of a restructuring debt settlement from the acquisition of Amiga. The debt restructuring was entered into in 2021 for a nine year term with six years and nine months remaining at March 31, 2024. Payments are due quarterly as a percent of the remaining balance due.

8.	NOTE PAYABLE

In May 2023, the Company purchased two new trucks and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $4 thousand, and bears interest at a rate of 7.55 percent per year. Payment on the loan began in July 2023, and the loan has a short-term balance of $40 thousand. In March 2024, the Company purchased a forklift and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $661, and bears interest at a rate of 6.54 percent per year. Payment on the loan began in February 2024, and the loan has a short-term balance of $6 thousand.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

There was no Federal income tax expense for the three months ended March 31, 2024 or 2023 due to the Company’s net losses. Income tax expense represents the minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of March 31, 2024 and no benefit has been provided for the quarter-to-date loss. On a quarterly basis, the company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

11.	STOCKHOLDERS’ EQUITY

Committed Equity Facility

On September 2, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $30.0 million, but in any event, a maximum of 2.0 million shares of the Company’s common stock at 97% of the volume weighted average price of the Company’s common stock, as calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales are solely at the election of the Company, and the Company is under no obligation to sell any common stock to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock the Company issued B. Riley 10,484 shares of its common stock in both September 2022 and April 2023.

The Company incurred an aggregate cost of approximately $0.5 million in connection with the Purchase Agreement, including the fair value of the shares of common stock issued to B. Riley, which were recorded as equity on the Balance Sheet and offset proceeds from the sale of the Company’s common stock under the Purchase Agreement.

The Company has issued 199,469 shares under the Purchase Agreement for $2.5 million in proceeds, of which $0.5 million was offset by the offering costs as of March 31, 2024.

Stock Options

Option activity for the three months ended March 31, 2024 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2023	481,858	$10.41
Granted	113,000	6.10
Forfeited	(2,200)	10.74
Outstanding at March 31, 2024	592,658	$8.48

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends paid during the life of the options granted during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Expected volatility	90.28% - 90.37%	94.51%
Expected term	7 Years	7 Years
Risk-free interest rate	4.01% - 4.25%	3.55%
Weighted-average FV	$4.88	$14.28

The Company’s stock option compensation expense was $0.2 million for the three months ended March 31, 2024, and $0.1 million for the three months ended March 31, 2023. There was $1.6 million of total unrecognized compensation costs related to outstanding stock options at March 31, 2024 which will be recognized over 3.0 years. Total intrinsic value of options outstanding and options exercisable were $0.4 million and $0.2 million, respectively, as of March 31, 2024. The number of shares of common stock underlying stock options vested and unvested as of March 31, 2024 were 351,788 and 240,870, respectively.

Restricted Stock Units

In November 2022, the Company granted 142,500 restricted stock units (“RSUs”) and up to 142,500 performance stock units (“PSU”) to its Chief Executive Officer (“CEO”). For the RSUs, 50% vested upon the grant date, 25% vested on February 1, 2024 and 25% will vest on February 1, 2025. The number of shares that will be earned under the PSUs will be determined based on the achievement of specific performance metrics during the three-years ending December 31, 2024.

There was no activity during the three months ended March 31, 2024. 142,500 PSUs and 71,250 RSUs remain outstanding as of March 31, 2024, with weighted-average grant-date fair values of $13.05 each.

Stock compensation expense related to the RSUs and PSUs was $0.3 million during the three months ended March 31, 2024, with $1.1 million in unrecognized stock compensation expense remaining to be recognized over 1.0 years as of March 31, 2024.

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

A summary of activity of the restricted stock awards for the three months ended March 31, 2024 is as follows:

Nonvested at December 31, 2023	1,238	$20.17
Vested	(310)	20.17
Nonvested at March 31, 2024	928	$20.17

Stock compensation expense related to restricted stock awards was $37 thousand and $0.1 million during each of the three months ended March 31, 2024 and 2023 respectively.

As of March 31, 2024, there were unvested shares of common stock representing $18 thousand of unrecognized restricted stock grant expense which will be recognized over 1 year.

Warrants

In 2023, the Company issued warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 to a consultant for investor relations services to be provided over a five-year period. The warrants were immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrants was recorded to prepaid expenses and other current assets to be recognized over the service period. During the three months ended March 31, 2024, $0.3 million was recorded as expense and $1.3 million of cost has not been recognized and will be recognized over the next 4.0 years.

A summary of activity of warrants outstanding for the three months ended March 31, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	610,745	$9.80
Granted	–	–
Exercised	(40,027)	6.30
Outstanding at March 31, 2024	570,718	$10.05
Exercisable at March 31, 2024	570,718	$10.05

Exercisable warrants as of March 31, 2024 have a weighted average remaining contractual life of 1.44 years. The intrinsic value of the exercisable shares of the warrants at March 31, 2024 was $0.2 million. . Warrants to purchase 370,718 shares of common stock at an exercise price equal to $6.30 which were issued in our 2019 public offering expired on April 18, 2024.

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Product sales	$13,570	$12,811
Maintenance fees	27	16
Professional services	65	36
Shipping and handling	978	216
Discounts and allowances	(80)	(59)
Total revenues	$14,561	$13,020

During the three months ended March 31, 2024 and 2023, 27% and 60% of revenues were derived from customers located in California, respectively. In addition, 11% and 10% of revenues in the three months ended March 31, 2024 and 2023 were international sales, respectively.

At March 31, 2024 and December 31, 2023, deferred revenue was $1.5 million and $1.2 million, respectively. These amounts consisted mainly of customer deposits in the amount of $0.9 million and $0.7 million for March 31, 2024 and December 31, 2023, respectively and prepaid multi-year maintenance plans for previously sold products which account for $0.6 million and $0.5 million for March 31, 2024 and December 31, 2023, respectively, and pertain to services to be provided through 2031.

13.	SUBSEQUENT EVENTS

Management has evaluated events that have occurred subsequent to the date of these condensed consolidated financial statements and has determined that no such reportable subsequent events exist through March 31, 2024. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Because factors referred to elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 (sometimes referred to as the “2023 Form 10-K”) that we previously filed with the Securities and Exchange Commission, including without limitation the “Risk Factors” section in the 2023 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this report on Form 10-Q.

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

On October 20, 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”), a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, including (i) infrastructure products for public lighting; (ii) infrastructure products for mobile telephone, networks and transmission lines; (iii) infrastructure products for tram, trolleybus, and railways; (iv) infrastructure products for contact networks, masts, portals and semi-portals for road and railway signaling; (v) large steel lattice structures for specific purposes (e.g., stadiums, factories, power plants, etc.); and (vi) distribution and command electrical cabinets. Amiga has engineering, product development and manufacturing capabilities which we believe are well suited to manufacture and sell Beam’s current and future products in the European market. As a large European manufacturer of streetlights, we believe Amiga is well positioned to assist in the development of the EV-Standard™ for both the European and US markets.

Overall Business Outlook

Our revenues for the first three months of 2024 were $14.6 million, a 12% increase over $13.0 million for the same quarter in 2023, primarily derived from delivery of EV ARC™ systems to federal, state and local governments. We have invested in sales and marketing resources over the past three plus years which has created increased demand for our EV ARC™ renewable chargers. For the period, we reported revenues of $1.4 million as a result of our acquisition of Amiga in October 2023. The Company believes there continues to be a high level of support for funding EV charging infrastructure from both government and commercial entities, including a number of federal grants available under the Inflation Reduction Act. In addition, certain of our commercial customers may benefit from the Federal Solar Investment Tax Credit and accelerated depreciation as allowed under Section 179 of IRS code which, we believe, provide a competitive advantage for our products over traditionally installed EV charging infrastructure which is not eligible for these incentives. Given these available incentives, we have invested in a federal lobbyist, a federal business development resource and a government relations employee, who have helped to identify opportunities on the federal side and have increased awareness of our product and outreach with federal agencies. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In the three months ended March 31, 2024, we recorded revenues of $12.2 million for federal customers, compared to $11.2 million for the same period in 2023. We expect to see uneven orders from quarter to quarter, especially with our federal customers, but over time we expect our revenues to grow.

We expect the electric vehicle market to continue to experience significant growth over the next decade which will in turn cause a requirement for additional EV charging infrastructure. We believe our products are positioned to benefit significantly from this growth.

We believe the Company’s acquisition of the assets of All Cell, a battery technology company, will increase our new customer opportunities. As a result of the acquisition of All Cell, we believe Beam’s gross margin will continue to improve as a result of our storage technology solutions engineered by our team of engineers and scientists in Illinois. We now also have the ability to value engineer bespoke battery solutions for our products. Beam All-Cell™ batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from our Beam All-Cell™ highly differentiated products. With the continued growth of untethered electrification, we believe there is opportunity for increased demand in these markets and others.

In October 2023, the Company acquired Amiga, an established manufacturer of specialized steel structures and equipment, producing street lights, communications and energy infrastructure whose manufacturing, engineering and sales teams service municipalities, states and commercial customers in 16 nations. The Company believes that the addition of Amiga will expand Beam’s presence into the European market and increase its production, engineering, sales and product development expertise. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized EV ARCTM and EV Standard™ products can play a major role in the provision of EV charging infrastructure in Europe. Amiga is already producing components for EV ARC™ systems in our factory in Kraljevo at the time of this filing.

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

We are in development on our newest patented products - our EV Standard™ and UAV ARC™, which we expect will expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets. Amiga is one of Europe’s largest manufacturers of streetlights and has a team of qualified structural, electrical and civil engineers who are experts in the field of development and deployment of street lighting. They are working with our engineers in San Diego and Chicago to finalize the engineering and product development on our new EV Standard™ product. We believe that EV Standard™ may become our largest selling product when available for sale.

Our gross profit improved as a percentage of sales reporting a positive 10.2% gross margin in Q1 2024, up 10.1% from the gross profit reported in Q1 2023. Additionally, our cost of goods sold included non-cash intellectual property amortization of $0.2 million for the first three months of both 2024 and 2023, related to the acquisition of All Cell in 2022. Excluding this non-cash expense results in a gross profit of 11.4% for the three months ended March 31, 2024. We implemented engineering design changes to our EV ARCTM in Q4 2023 that resulted in cost reductions to our bill of materials. Our gross profit improvements were achieved in spite of ongoing inflation and the high costs of many of our components, including steel, that began during the Covid pandemic. We expect to see these costs continue to decrease over time. We are implementing lean manufacturing process improvements and making engineering changes to our product where we expect to benefit from cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement of various components and sub-assemblies which we integrate into our final product. We continue to identify components and sub-assemblies that may be more cost effective to outsource, which we believe may further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. There is no guarantee that our growth will continue at this same pace and we expect that the receipt of orders may be inconsistent quarter over quarter. We expect that in the long-term, our revenues will continue to grow as we expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will continue to see improvement in our gross margins during the year. Amiga has capabilities to perform several activities which we outsource in the US. We believe that in combination with a generally less expensive operating environment in Serbia, we will be able to produce our products in Europe less expensively than in the US, even as we continue to reduce our costs in the US.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in these policies or their application.

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

Changes in Accounting Principles. There were no significant changes in accounting principles that were adopted during the three months ended March 31, 2024.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

Revenues. For the quarter ended March 31, 2024, our revenues increased 12% to $14.6 million compared to $13.0 million for the same period in 2023. Revenues to federal customers increased by $1.0 million in Q1 2024 compared to the quarter ended March 31, 2023. We also recorded revenues of $1.4 million as a result of our acquisition of Amiga in 2023. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products, which is reflected in the strong year over year sales growth in the quarter. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the quarter ended March 31, 2024, our gross profit was $1.5 million, or 10.2% of sales, compared to a gross profit of .04% of sales for the same period in 2023. As a percentage of sales, the margin improved by 10.1%, primarily because of cost reductions implemented in late 2023 as a result of design changes to the EV ARCTM as well as an increase in production levels in the current quarter compared to the prior year, which resulted in favorable fixed overhead absorption. Our gross profits included $0.2 million for non-cash intangible amortization. We began to see some improvements in the reduction of material costs in late 2023, which we believe should continue to improve. In addition, as our revenues continue to increase in 2024 and beyond, we expect our fixed overhead absorption to continue to improve. Our engineering and operations teams continue to identify further cost reductions and efficiencies which we believe will improve our gross margins in future quarters.

Operating Expenses. Total operating expenses were $4.5 million, or 31% of revenues, for the quarter ended March 31, 2024, compared to $3.8 million, or 30% of revenues, for the same quarter in the prior year. The $0.7 million increase is mostly attributable to a $0.4 million increase in consultant costs related to the integration of our new ERP Accounting software, Sales and Marketing, Government Relations and engineering design support, $0.3 million for operating expenses pertaining to our new Amiga operations, partially offset by $0.1 million reduction for favorable change in the present value factor of our contingent consideration related to the earnout for the Amiga acquisition.

Liquidity and Capital Resources

At March 31, 2024, we had cash of $5.0 million, compared to cash of $10.4 million at December 31, 2023. We have historically met our cash needs through a combination of debt and equity financing. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	March 31,
	2024	2023
Cash provided by (used in):
Net cash used in operating activities	$(3,026)	$(619)
Net cash used in investing activities	$(2,817)	$(330)
Net cash provided by financing activities	$277	$258

For the three months ended March 31, 2024, our cash used in operating activities was $3.0 million compared to $0.6 million for the three months ended March 31, 2023. Net loss of $3.0 million for the three months ended March 31, 2024 was adjusted by $1.1 million of non-cash expense items that included depreciation and amortization of $0.9 million, employee stock-based compensation expense of $0.6 million, offset by decreases of $0.3 million provision on credit losses and $0.1 million for a change in fair value of contingent consideration liabilities. Further, cash used in operations included a $3.9 million increase in accounts receivable due to the increase in revenues and the timing of customer payments. Cash generated from operations included a $1.0 million increase in accounts payable primarily for inventory, $1.1 million increase in accrued expenses, $0.4 million decrease in inventory, $0.3 million increase in deferred revenue and $0.2 million decrease in prepaid expenses and other current assets.

For the three months ended March 31, 2023, our cash used in operating activities was $0.6 million. Net loss of $4.1 million for the three months ended March 31, 2023 was increased by $0.9 million of non-cash expense items that included depreciation and amortization of $0.3 million, common stock issued for services for director compensation of $0.1 million and employee stock-based compensation expense of $0.5 million. Further, cash used in operations included a $2.4 million increase in accounts receivable due to the increase in revenues in the quarter, $0.3 million decrease in deferred revenue, and a $0.2 million increase in inventory. Cash used in operations included a $4.2 million increase in accounts payable primarily for inventory, $0.9 million increase in accrued expenses and a $0.4 million decrease in prepaid expenses and other current assets.

Cash used in investing activities in the three months ended March 31, 2024 included $2.7 million reduction of deferred consideration for a cash payment for the Amiga acquisition and $0.1 million for the purchase of equipment compared to $0.3 million purchased in the same period in the prior year.

For the three months ended March 31, 2024, cash generated by our financing activities included $0.3 million for the exercise of warrants compared to $0.2 million in proceeds from the public offering issuance of common stock, net of offering expenses, and $0.1 million from the exercise of warrants for the same period in the prior year.

Current assets were $38.8 million on March 31, 2024, a decrease from $40.7 million at December 31, 2023, primarily due to decreases of $5.4 million in cash, $0.5 million in inventory, $0.2 million in prepaid expenses and other current assets offset by an increase of $4.2 million in accounts receivable. Current liabilities increased to $21.0 million at March 31, 2024 from $16.9 million at December 31, 2023, primarily due to a $1.0 million increase accounts payable and $1.1 million increase in accrued expenses. As a result, our working capital decreased to $17.8 million at March 31, 2024 compared to $23.8 million at December 31, 2023.

The Company has been focused on marketing and sales efforts to increase our revenues. Revenues increased annually by 45% from 2020 to 2021, 144% from 2021 to 2022, and 206% from 2022 to 2023 demonstrating that this investment has been successful. Improvements to gross profitability have been made despite the current inflationary period. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Our engineering and operations teams have made several design changes and process improvements in our product development and manufacturing operations which has helped to increase labor efficiency and reduce material costs. In addition, the Company increased pricing in Q3 of 2023 for the first time to cover some of the inflationary cost increases, which we should benefit from as new orders are received and are shipped in future quarters.

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

The Company may be required to raise capital until it achieves positive cash flow from its business, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. In September 2022, the Company entered into a Common Stock Purchase Agreement with B. Riley under which the Company has the right to sell up to the lesser of either two million shares or $30 million of our common stock over a period of 24 months (see note 10 for further information.) In addition, we could pursue other equity or debt financing. The rest of which could potentially generate an additional $3.4 million of proceeds over the next 4.0 years, depending on the warrant holders’ ability and decision to exercise them. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow. There is no guarantee that profitable operations will be achieved, or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a subsidiary's functional currency, and currency gains and losses associated with global intercompany receivable and payable balances. Our principal currency exposures relate to the Serbian Dinar and the Euro. The impact of foreign exchange rate fluctuations on our net earnings in the first quarter ending March 31, 2024 was not significant.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Amiga is a small business and represents less than 10.0% of our 2024 revenues and 10.7% of our 2024 net loss. There was no material change to its internal control over financial reporting due to the acquisition. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, identified as of March 31, 2024, we do not have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The following material weakness existed as of December 31, 2023:

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

Because we are a small company, many employees have multiple job responsibilities, and during the implementation in Q4, access was allowed for employees to access necessary tasks. As we move forward into 2024, we will assign access to ensure the proper segregation of duties. Additionally, we need to ensure the employees are adequately trained and able to resolve issues timely. The Company needs to establish appropriate procedures for change management to ensure changes to the system are formally approved, properly restricted to appropriate personnel, and adequately tested.

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

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. During the three months ended March 31, 2024, the Company has taken various actions to strengthen our internal control over financial reporting, including:

•	Reviewing access in NetSuite ERP to ensure the proper segregation of duties and training courses to ensure the employees are adequately trained and able to resolve issues timely.
•	Implementing stronger processes related to ordering, counting, warehousing, valuing and transacting our inventory in NetSuite ERP.
•	Increasing the adequacy of staffing levels and expertise with the requisite technical knowledge and skills to support further enhancement on the controls and procedures surrounding documentation of review and formalization of reconciliations, accounting policies and controls.
•	Implementing a segregation of duties between the preparer and the approver of reconciliation and supporting schedules which included hiring additional staff.

The material weaknesses will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed, implemented and operating effectively. As management continues to evaluate and improve disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.7	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

10.1	Amended and Restated Lease Agreement dated February 1, 2024	8-K	000-53204	10.1	3/28/2024

10.2	Amendment to Share Sale and Purchase Agreement dated February 16, 2024	8-K	000-53204	10.1	2/16/2024

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2024	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Lisa A. Potok
Lisa A. Potok, Chief Financial Officer (Principal Financial/Accounting Officer)

