Form 10-Q
period 2024-06-30
Beam Global
filed 2024-08-13
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2024

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of August 5, 2024 was 14,621,141.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$8,749	$10,393
Accounts receivable, net of allowance for credit losses of $378 and $447	12,678	15,943
Prepaid expenses and other current assets	2,006	2,453
Inventory, net	12,841	11,933
Total current assets	36,274	40,722

Property and equipment, net	14,894	16,513
Operating lease right of use assets	2,038	1,026
Goodwill	10,116	10,270
Intangible assets, net	8,486	9,050
Deposits	106	62
Total assets	$71,914	$77,643

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,028	$9,732
Accrued expenses	4,440	2,737
Sales tax payable	554	209
Deferred revenue, current	918	828
Note payable, current	45	40
Deferred consideration, current	–	2,713
Contingent consideration, current	5,365	–
Operating lease liabilities, current	881	615
Total current liabilities	20,231	16,874

Deferred revenue, noncurrent	594	402
Note payable, noncurrent	246	160
Contingent consideration, noncurrent	892	4,725
Other liabilities, noncurrent	3,689	3,787
Deferred tax liabilities, noncurrent	1,652	1,698
Operating lease liabilities, noncurrent	1,213	455
Total liabilities	28,517	28,101

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of June 30, 2024 and December 31, 2023.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 14,608,342 and 14,398,243 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	14	14
Additional paid-in-capital	144,497	142,265
Accumulated deficit	(101,314)	(93,361)
Accumulated Other Comprehensive Income (AOCI)	200	624

Total stockholders' equity	43,397	49,542

Total liabilities and stockholders' equity	$71,914	$77,643

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$14,812	$17,819	$29,373	$30,839

Cost of revenues	12,456	17,318	25,538	30,333

Gross profit	2,356	501	3,835	506

Operating expenses	7,147	4,042	11,674	7,888

Loss from operations	(4,791)	(3,541)	(7,839)	(7,382)

Other income (expense)
Interest income	38	24	109	25
Other (expense) income	(149)	1	(205)	11
Interest expense	(14)	(2)	(18)	(2)
Other income	(125)	23	(114)	34

Loss before income tax expense	(4,916)	(3,518)	(7,953)	(7,348)

Income tax expense	–	12	–	13

Net loss	$(4,916)	$(3,530)	$(7,953)	$(7,361)

Net foreign currency translation adjustments	(95)	–	(424)	–
Total Comprehensive Loss	$(5,011)	$(3,530)	$(8,377)	$(7,361)

Net loss per share - basic	$(0.34)	$(0.32)	$(0.55)	$(0.69)
Net loss per share - diluted	$(0.34)	$(0.32)	$(0.55)	$(0.69)

Weighted average shares outstanding - basic	14,533	10,990	14,486	10,604
Weighted average shares outstanding - diluted	14,533	10,990	14,486	10,604

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2022	10,178	$10	$100,498	$(77,301)	$0	$23,207
Stock issued for director services - vested	6	–	76	–	–	76
Stock issued to (released from) escrow account - unvested	(6)	–	–	–	–	–
Stock-based compensation to consultants	6	–	1,704	–	–	1,704
Employee stock-based compensation expense	–	–	438	–	–	438
Warrants exercised for cash	16	–	100	–	–	100
Sale of stock under Committed Equity Facility	38	–	158	–	–	158
Net loss	–	–	–	(3,831)	–	(3,831)
Balance at March 31, 2023	10,238	$10	$102,974	$(81,132)	$0	$21,852
Stock issued for director services - vested	12	–	148	–	–	148
Stock issued to (released from) escrow account - unvested	6	–	–	–	–	–
Settlement of earnout related to acquisition	447	1	7,050	–	–	7,051
Employee stock-based compensation expense	–	–	427	–	–	427
Proceeds from issuance of common stock, pursuant to public offering	3,063	3	25,421	–	–	25,424
Warrants exercised for cash	4	–	26	–	–	26
Sale of stock under Committed Equity Facility	171	–	1,956	–	–	1,956
Net loss	–	–	–	(3,530)	–	(3,530)
Balance at June 30, 2023	13,941	$14	$138,002	$(84,662)	$0	$53,354

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	14,398	$14	$142,265	$(93,361)	$624	$49,542
Stock issued for director services - vested	0	–	6	–	–	6
Stock issued to (released from) escrow account - unvested	(0)	–	–	–	–	–
Employee stock-based compensation expense	–	–	468	–	–	468
Warrants exercised for cash	40	–	252	–	–	252
Impact of foreign currency translation	–	–	–	–	(329)	(329)
Net loss	–	–	–	(3,037)	–	(3,037)
Balance at March 31, 2024	14,438	$14	$142,991	$(96,398)	$295	$46,902
Stock issued for director services - vested	0	–	6	–	–	6
Stock issued to (released from) escrow account - unvested	(0)	–	–	–	–	–
Employee stock-based compensation expense	–	–	446	–	–	446
Warrants exercised for cash	88	–	558	–	–	558
Impact of foreign currency translation	–	–	–	–	(95)	(95)
Sale of stock under Committed Equity Facility	82	–	496	–	–	496
Net loss	–	–	–	(4,916)	–	(4,916)
Balance at June 30, 2024	14,608	$14	$144,497	$(101,314)	$200	$43,397

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2024	2023

Operating Activities:
Net loss	$(7,953)	$(7,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,916	691
Provision on credit losses	(70)	–
Common stock issued for services	–	224
Change in fair value of contingent consideration liabilities	1,532	260
Employee stock-based compensation	1,088	865
Disposal of property and equipment	43	–
Amortization of operating lease right of use asset	409	–
Abandoned patent costs	75	–
Stock Compensation expense for non-employees	–	142
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	3,279	(5,993)
Prepaid expenses and other current assets	277	276
Inventory	(957)	36
Deposits	(44)	–
Increase (decrease) in:
Accounts payable	(1,653)	4,305
Accrued expenses	1,710	1,878
Operating lease liability	(397)	–
Sales tax payable	346	(18)
Deferred revenue	296	(367)
Other long term liabilities	6	–
Net cash used in operating activities	(97)	(5,062)

Investing Activities:
Purchase of property and equipment	(240)	(521)
Payment of Deferred Consideration	(2,713)	–
Funding of patent costs	–	(80)
Net cash used in investing activities	(2,953)	(601)

Financing Activities:
Proceeds from sale of common stock under committed equity facility, net of offering costs	495	2,114
Proceeds from warrant exercises	810	126
Borrowings of note payable	91	–
Proceeds from issuance of common stock, pursuant to public offering	–	25,424
Net cash provided by financing activities	1,396	27,664

Effect of exchange rate changes	10	–

Net (decrease) increase in cash	(1,644)	22,001
Cash at beginning of period	10,393	1,681
Cash at end of period	$8,749	$23,682

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18	$2
Cash paid for taxes	$–	$13

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$–	$7,051
Purchase of property and equipment by incurring debt	$–	$218
Purchase of property and equipment by incurring current liabilities	$240	$–
Right-of-use assets obtained in exchange for lease liabilities	$1,421	$–
Issuance of stock for Committed Equity Line	$–	$121
Warrants issued for services to non-employee	$–	$1,609
Shares issued for services to non-employee	$–	$95

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

BEAM GLOBAL

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Beam is a sustainable technology innovation company based in San Diego, California; Broadview, Illinois; Belgrade and Kraljevo, Serbia. We develop, design, engineer, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, energy security and disaster preparedness. We also manufacture highly energy-dense battery solutions in safe, compact and unique form-factors. Additionally, we manufacture street lighting, communications and energy infrastructure products. Beam’s products enable vital and highly valuable energy production in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. Beam’s energy storage products provide high energy density in a safe, compact and bespoke form-factors ideal for the rapidly increasing numbers of mobile and stationary equipment and products which require electrical energy without being connected to the electrical grid.

Beam’s products and proprietary technology solutions target markets that are experiencing significant growth with annual global spending in the billions of dollars:

•	electric vehicle (EV) charging infrastructure;

•	energy storage solutions;

•	energy security and disaster preparedness; and

•	transportation infrastructure products.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months and six months ending June 30, 2024 and 2023, and our financial position as of June 30, 2024, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for certain expected credit losses (CECL), valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of contingent consideration liability, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. This standard will be effective for Beam beginning with our annual financial statements for the fiscal year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on our consolidated financial statements.

Concentrations

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable.

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2024. As of June 30, 2024, approximately $8.1 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company continually assesses the financial strength of its customers. We are not aware of any material credit risks associated with our customers. 69% of our second quarter revenues were derived from pre-funded federal, state and local government programs, and the remaining 31% were derived from commercial customers that we believe have good credit or, alternatively, favorable payment terms which minimizes our credit risk with respect to such customers. For the three months ended June 30, 2024, three customers accounted for 21%, 11% and 10% of total revenues and for the six months ended June 30, 2024, one customer accounted for 25% of total revenues, with no other single customer accounting for more than 10% of total revenues. At June 30, 2024, accounts receivable from three customers accounted for 22%, 13% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2023, accounts receivable from four customers accounted for 11%, 10%, 10% and 10% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the three months ended June 30, 2024 and 2023, the Company’s sales to federal, state and local governments represented 69% and 86% of revenues, respectively.

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

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of June 30, 2024. The Company had Level 3 liabilities as of June 30, 2024. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2023	$–	$–	$4,725
Additions	–	–	–
Change in fair value	–	–	1,532
Contingent Consideration as of June 30, 2024	$–	$–	$6,257

Significant Accounting Policies

During the six months ended June 30, 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Options to purchase 594,558 shares of common stock and warrants to purchase 200,000 shares of common stock were outstanding at June 30, 2024. Options to purchase 354,498 common shares and warrants to purchase 620,105 shares of common stock were outstanding at June 30, 2023. These options and warrants were not included in the computation of diluted loss per share for the three months and six months ended June 30, 2024 and 2023 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net losses of $8.0 million (which includes $4.2 million of non-cash expenses) and $7.4 million (which includes $2.1 million of non-cash expenses) and net cash used in operating activities of $0.1 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the Company had a cash balance of $8.7 million and working capital of $16.0 million. Based on the Company’s current operating plan and the available working capital that can be converted to cash (specifically the accounts receivable balance of approximately $12.7 million), the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

In 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) under which the Company has the right, but not the obligation, to sell up to $30.0 million worth of shares, but in any event, no more than 2.0 million shares of its common stock over a period of 24 months in its sole discretion (see note 11 for further information). The Company has issued 281,157 shares for approximately $3.0 million since 2022 under this agreement. Subject to the terms and conditions of the purchase agreement, the Company may sell up to either (i) an additional 1,718,843 shares of common stock or (ii) $27.0 million worth of shares of common stock under this facility. The facility terminates on October 1, 2024.

The Company’s outstanding warrants generated $0.8 million and $0.1 million of proceeds during each of the six months ended June 30, 2024 and 2023, respectively. The remaining warrants to purchase 282,334 shares of common stock which were issued as part of our 2019 public offering expired on April 18, 2024. The Company has a warrant outstanding to purchase up to 200,000 shares of our common stock at an exercise price equal to $17.00 per share that expires in March 2028 and that could generate up to an additional $3.4 million of proceeds, conditioned upon the market price of our common stock and the warrant holder’s ability and decision to exercise them.

In March 2023, the Company entered into a supply chain line of credit agreement with OCI Group for up to $100 million to further support our working capital requirements. Subject to the terms of the agreement, OCI Group will make available to the Company funding based on amounts owed to the Company by its customers. To date, the Company has not borrowed against this line of credit.

Although the Company believes that it will become profitable in the next few years as our revenues continue to grow, we improve our gross margins and we leverage our overhead costs, we expect to continue to incur losses for a period of time. If necessary, the Company may raise additional capital to finance its future operations through equity or debt financings. There is no guarantee that profitable operations will be achieved, or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

3.	BUSINESS COMBINATION

Amiga DOO Kraljevo

On October 20, 2023, the Company acquired Amiga DOO Kraljevo (“Amiga”), pursuant to a Share Sale and Purchase Agreement dated October 6, 2023 (the “Purchase Agreement”) by and among the Company and the owners of Amiga (the “Sellers”). Pursuant to the terms of the Purchase Agreement, the Company acquired all the equity stock of Amiga from the Sellers in exchange for cash and common stock. With respect to the cash portion of the purchase price, the Company paid to the Sellers 4.6 million euros ($4.9 million) at closing and an additional 2.5 million euros ($2.7 million) was paid on January 2, 2024. With respect to the equity portion of the purchase price, the Company issued to the Sellers an aggregate of 451,807 shares of our common stock.

The Sellers are eligible to earn additional shares of the Company’s common stock if Amiga meets certain revenue milestones for the years ended December 31, 2024 and 2025 (the “Earnout Consideration”). The Earnout Consideration that Sellers are eligible to receive is equal to two times the amount of revenue of Amiga (“Amiga Net Revenue”) that is greater than specific revenue targets for each of the years ended December 31, 2024 and 2025. The Earnout Consideration will be paid in the Company’s stock for each annual target period and will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable measurement period. In no event and under no circumstances will the Company issue to the Sellers an amount of the Company’s common stock that exceeds 19.99% of the total outstanding common stock of the Company immediately prior to the closing. An estimate of the fair value of the contingent consideration has been recorded in the opening balance sheet. On February 16, 2024, the Company and the Sellers entered into an amendment to the Purchase Agreement to remove the requirement that the Sellers shall be providing services to Amiga as a condition to receive the Earnout Consideration. During the six months ended June 30, 2024, the Company recorded $1.5 million of loss related to the fair value adjustment of the liability for Earnout Consideration.

Amiga, located in Serbia, is engaged in the manufacture and distribution of steel structures with integrated electronics, such as streetlights, cell towers, and ski lift towers. The acquisition of Amiga is assisting in introducing our products to Europe, increasing and diversifying our revenues, enhancing our manufacturing and engineering capabilities, accelerating the development of BeamSpot™ (formerly named EV Standard™) and other products both in Europe and the US, adding new customer segments in both Europe and the US, and we believe, increasing barriers to entry for future competition, and advancing Beam’s position as a leader in the green economy.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over net fair value of tangible and intangible assets acquired.

On November 7, 2023, Amiga changed its name to Beam Europe LLC.

Pro Forma Financial Information

The following pro forma financial information summarizes the combined results of operations of Beam Global and Amiga as if the companies had been combined as of the beginning of the six months ended June 30, 2023 (in thousands):

June 30,
2023
Revenues	$35,362
Net Loss	$(7,354)

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the six months ended June 30, 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs.

The statement of operations, in the table above, for the six months ended June 30, 2023 includes revenues of $4.5 million and loss from operations of $0.7 million from the acquired Amiga business.

4.	INVENTORY

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Finished goods	$5,106	$1,953
Work in process	2,694	2,006
Raw materials	5,041	7,974
Total inventory, net	$12,841	$11,933

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Office furniture and equipment	$227	$227
Computer equipment and software	244	248
Land, buildings and leasehold improvements	7,725	7,935
Autos	731	616
Machinery and equipment	9,058	9,200
Total property and equipment	17,985	18,226
Less accumulated depreciation	(3,091)	(1,713)
Property and Equipment, net	$14,894	$16,513

Depreciation expense during the three months and six months ended June 30, 2024 and June 30, 2023 was $0.7 million, $1.4 million, $0.1 million and $0.2 million, respectively.

6.	INTANGIBLE ASSETS

The intangible assets consist of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(1,346)	$6,728	11
Trade name	1,756	(322)	1,434	10
Customer relationships	444	(110)	334	13
Backlog	185	(185)	–	1
Patents	611	(57)	554	20
Intangible assets	$11,070	$(2,020)	$9,050

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(1,713)	$6,361	11
Trade name	1,756	(410)	1,346	10
Customer relationships	444	(135)	309	13
Backlog	185	(185)	–	1
Patents	537	(67)	470	20
Intangible assets	$10,996	$(2,510)	$8,486

Amortization expense during the three and six months ended June 30, 2024 and June 30, 2023 was $0.2 million, $0.5 million, $0.2 million and $0.6 million, respectively.

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023

Accrued Expenses:
Accrued vacation	$290	$246
Accrued salaries and bonus	2,055	1,086
Vendor accruals	118	50
Accrued warranty	10	27
Other accrued expense	1,966	1,328
Total accrued expenses	$4,439	$2,737

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,652	$1,698
Acquired long-term liability	3,689	3,787
Total long-term liabilities	$5,341	$5,485

Acquired long-term liability of $3.7 million consists of a restructuring debt settlement from the acquisition of Amiga. The debt restructuring was entered into in 2021 for a nine-year term with six years and six months remaining at June 30, 2024. Payments are due quarterly as a percent of the remaining balance due and carry no interest.

8.	NOTE PAYABLE

In May 2023, the Company purchased two new trucks and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $4 thousand, and bears interest at a rate of 7.55% per year. Payment on the loan began in July 2023, and the loan has a short-term balance of $40 thousand. In March 2024, the Company purchased a forklift and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $661, and bears interest at a rate of 6.54% per year. Payment on the loan began in February 2024, and the loan has a short-term balance of $6 thousand. In April 2024, a second forklift was purchased and financed through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $1,661, and bears interest at a rate of 7.89% per year. Payment on the loan began in April 2024, and the loan has a short-term balance of $14 thousand.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2024, after consulting with legal counsel, management believes there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

There was no Federal income tax expense for the six months ended June 30, 2024 or 2023 due to the Company’s net losses. Income tax expense represents the minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of June 30, 2024 and no benefit has been provided for the quarter-to-date loss. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

11.	STOCKHOLDERS’ EQUITY

Committed Equity Facility

On September 2, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley up to $30.0 million, but in any event, a maximum of 2.0 million shares of the Company’s common stock at 97% of the volume weighted average price of the Company’s common stock, as calculated in accordance with the Purchase Agreement, over a period of 24 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales are solely at the election of the Company, and the Company is under no obligation to sell any common stock to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock the Company issued B. Riley 10,484 shares of its common stock in both September 2022 and April 2023. The facility terminates on October 1, 2024.

The Company incurred an aggregate cost of approximately $0.5 million in connection with the Purchase Agreement, including the fair value of the shares of common stock issued to B. Riley, which were recorded as equity on the Balance Sheet and offset proceeds from the sale of the Company’s common stock under the Purchase Agreement.

The Company has issued 281,157 shares under the Purchase Agreement for $3.0 million in proceeds, of which $0.5 million was offset by the offering costs as of June 30, 2024.

Stock Options

Option activity for the six months ended June 30, 2024 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2023	481,858	$10.41
Granted	116,000	6.07
Forfeited	(3,300)	9.29
Outstanding at June 30, 2024	594,558	$8.46

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends paid during the life of the options granted during the six months ended June 30, 2024 and 2023:

Six months ended June 30, 2024
Expected volatility	89.78% - 90.37%
Expected term	6.5 - 7 Years
Risk-free interest rate	4.01% - 4.25%
Weighted-average FV	$4.85

The Company’s stock option compensation expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023. There was $1.3 million of total unrecognized compensation costs related to outstanding stock options at June 30, 2024 which will be recognized over 3.5 years. Total intrinsic value of options outstanding and options exercisable was $4 thousand and $0.2 million, respectively, as of June 30, 2024. The number of shares of common stock underlying stock options vested and unvested as of June 30, 2024 were 370,408 and 224,150, respectively.

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

142,500 PSUs and 35,625 RSUs remain outstanding as of June 30, 2024, with weighted-average grant-date fair values of $13.05 each.

Stock compensation expense related to the RSUs and PSUs was $0.3 million and $0.6 million during the three and six months ended June 30, 2024, with $0.8 million in unrecognized stock compensation expense remaining to be recognized over 8 months as of June 30, 2024.

Restricted Stock Awards

The Company issues restricted stock to its non-employee members of its board of directors as compensation for such members’ services. Such grants generally vest ratably over four quarters. In 2024, the Company issued 80,645 shares of restricted stock awards to its non-employee directors on July 31, 2024. Since these awards were not issued until July 2024, half of the restricted stock awards were fully vested on grant date with the remaining shares vesting in equal amounts on September 30 and December 31, 2024.

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

A summary of activity of the restricted stock awards for the six months ended June 30, 2024 is as follows:

Nonvested at December 31, 2023	1,238	$20.17
Vested	(620)	10.09
Nonvested at June 30, 2024	618	$20.17

Stock compensation expense related to restricted stock awards was $0.3 million and $0.2 million during each of the six months ended June 30, 2024 and 2023 respectively.

As of June 30, 2024, there were unvested shares of common stock representing $12 thousand of unrecognized restricted stock grant expense which will be recognized over 9 months.

Warrants

In 2023, the Company issued warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 to a consultant for services to be provided over a five-year period. The warrants were immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrants was recorded to prepaid expenses and other current assets to be recognized over the service period. During the six months ended June 30, 2024, $0.8 million was recorded as expense and $1.2 million of cost has not been recognized and will be recognized over the next 3.9 years.

A summary of activity of warrants outstanding for the six months ended June 30, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Exercisable at December 31, 2023	610,745	$9.80
Granted	–	–
Expired	(282,334)	–
Exercised	(128,411)	6.30
Outstanding at June 30, 2024	200,000	$17.00
Exercisable at June 30, 2024	200,000	$17.00

Exercisable warrants as of June 30, 2024 have a weighted average remaining contractual life of 3.76 years. The intrinsic value of the exercisable shares of the warrants at June 30, 2024 was $0.0. Warrants to purchase 282,334 shares of common stock at an exercise price equal to $6.30 which were issued in our 2019 public offering expired on April 18, 2024.

12.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product sales	$13,981	$17,103	$27,551	$29,914
Maintenance fees	26	18	53	34
Professional services	357	24	422	60
Shipping and handling	549	804	1,526	1,020
Discounts and allowances	(101)	(130)	(179)	(189)
Total revenues	$14,812	$17,819	$29,373	$30,839

Revenues derived from customers located in California during the three months ended June 30, 2024 and 2023 were, 26% and17%, respectively. During the six months ended June 30, 2024 and 2023, California customer revenues were 27% and 35%, respectively. In addition, 15% and 10% of revenues in the six months ended June 30, 2024 and 2023 were international sales, respectively.

At June 30, 2024 and December 31, 2023, deferred revenue was $1.5 million and $1.2 million, respectively. These amounts consisted mainly of customer deposits in the amount of $1.0 million and $0.7 million for June 30, 2024 and December 31, 2023, respectively, and prepaid multi-year maintenance plans for previously sold products which account for $0.8 million and $0.5 million for June 30, 2024 and December 31, 2023, respectively, and pertain to services to be provided through 2031.

13.	SUBSEQUENT EVENTS

Management has evaluated events that have occurred subsequent to the date of these condensed consolidated financial statements and has determined that no such reportable subsequent events exist through date of filing. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

(k)	the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Beam Global develops, manufactures, and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy storage, energy security, and disaster preparedness.

The Company has five product lines that incorporate our proprietary technology for producing a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. These products are rapidly deployable and attractively designed and include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. The electronics are elevated to the underside of the sun-tracking solar array making the unit flood-proof up to nine and a half feet and allowing adequate space to park a vehicle on the engineered ballast and traction pad which gives the product stability and a certified wind rating of 160 miles per hour.

-	Solar Tree® DCFC – Patented off-grid, renewably energized and rapidly deployed, single-column mounted smart generation and energy storage system with the capability to provide a 150kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs comprised of four interconnected EV ARC™ systems and a 50kW DC fast charger.

-	BeamSpot™ – patent issued on December 31, 2019 and currently under development. A lamp standard, EV charging and emergency power product which uses an existing streetlight’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging and emergency power.

-	UAV ARC™ - patent issued on November 24, 2020 and currently under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

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

We believe our chief differentiators for our electric vehicle charging and energy security infrastructure products are:

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

With the acquisition of All Cell Technologies, LLC (“All Cell”) in March 2022, we now offer Beam AllCell™ energy storage technology with a highly flexible lithium-ion and/or lithium iron phosphate battery platform architecture. The battery design uses a proprietary phase change material which provides a low-cost and passive (does not require energy) thermal management solution and a unique safety mechanism to prevent propagation of thermal runaway. Our batteries are ideally suited for applications where energy density, safety and specialized enclosures require high power in small spaces. Drones, submersibles, medical and recreational products and a host of micro mobility products benefit from this technology. Beam is already using AllCell™ energy storage products in EV ARC™ products for EV charging and plans to incorporate this battery technology in our new product designs that are under development.

On October 20, 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”), a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, including (i) infrastructure products for public lighting; (ii) infrastructure products for mobile telephone, networks and transmission lines; (iii) infrastructure products for tram, trolleybus, and railways; (iv) infrastructure products for contact networks, masts, portals and semi-portals for road and railway signaling; (v) large steel lattice structures for specific purposes (e.g., stadiums, factories, power plants, etc.); and (vi) distribution and command electrical cabinets. Amiga has engineering, product development and manufacturing capabilities which are well suited to manufacture and sell Beam’s current and future products in the European market. As a large European manufacturer of streetlights, Amiga is well positioned to assist in the development of the EV-Standard™ for both the European and US markets.

Overall Business Outlook

Our revenues for the first six months of 2024 were $29.4 million, a 5% decrease from $30.8 million for the first six months in 2023. We believe that the decrease in revenue is as a result of order timing, particularly from some of our larger federal customers rather than any fundamental reduction in demand for our products. Our pipeline of prospective customer orders has increased during the same period, although we cannot be sure of when, or if, those prospective orders will turn into actual sales. We have continued investment in our sales and marketing resources over the past three years which we believe has created increased demand for our EV ARC™ renewable charging infrastructure products during that time. The Company believes there continues to be a high level of support for funding EV charging infrastructure from both government and commercial entities, including a number of federal grants available under the Inflation Reduction Act. In addition, certain of our commercial customers may benefit from the Federal Solar Investment Tax Credit and accelerated depreciation as allowed under Section 179 of IRS code which, we believe, provide a competitive advantage for our products over traditionally installed EV charging infrastructure which is not eligible for these incentives. Given these available incentives, we have invested in a federal lobbyist, a federal business development resource and a government relations employee, who have helped to identify opportunities and increased awareness of our product and outreach with federal agencies. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In the six months ended June 30, 2024, we recorded revenues of $22.4 million for federal customers, compared to $26.5 million for the same period in 2023. We expect to see uneven orders from quarter to quarter, especially with our federal customers, but over time we expect our revenues to grow. Our commercial, non-government, revenues increased as a percentage of our revenues from 14% to 24% in the first six months of 2023 to the first six months of 2024.

We expect the electric vehicle market to continue to experience significant growth over the next decade which will in turn increase demand for additional EV charging infrastructure. We believe our products are positioned to benefit significantly from this growth.

We believe the Company’s acquisition of All Cell, a battery technology company, will increase our new customer opportunities. We now have the ability to value engineer bespoke battery solutions for our products. Beam All-Cell™ batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from our Beam All-Cell™ highly differentiated products. With the continued growth of untethered electrification, we believe there is an opportunity for increased demand in these markets and others.

In October 2023, the Company acquired Amiga, an established manufacturer of specialized steel structures and equipment, producing streetlights, communications and energy infrastructure whose manufacturing, engineering and sales teams service municipalities, states and commercial customers in 16 nations. The addition of Amiga has expanded Beam’s presence into the European market and increase its production, engineering, sales and product development expertise. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized EV ARCTM and BeamSpot™ products can play a major role in the provision of EV charging infrastructure in Europe.

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

We are in development on our newest patented products - our BeamSpot™ and UAV ARC™, which we expect will expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets. Amiga is one of Europe’s largest manufacturers of streetlights and has a team of qualified structural, electrical and civil engineers who are experts in the field of development and deployment of street lighting. They are working with our engineers in San Diego and Chicago to finalize the engineering and product development on our new BeamSpot™ product. We believe that BeamSpot™ may become our largest selling product when available for sale.

Our gross profit improved as a percentage of sales and was 15.9% in Q2 2024, up 13.1% from the gross profit reported in Q2 2023. Additionally, our cost of goods sold included non-cash intellectual property amortization of $0.2 million for the first three months of both 2024 and 2023, related to the acquisition of All Cell in 2022. Excluding this non-cash expense results in a gross profit of 17.1% for the three months ended June 30, 2024, up from 3.8% for the same period ending June 30, 2023. We implemented engineering design changes to our EV ARCTM in Q4 2023 that resulted in cost reductions to our bill of materials. Our gross profit improvements were achieved in spite of ongoing inflation and the high costs of many of our components, including steel, that began during the Covid pandemic. We expect to see these costs continue to decrease over time. We are implementing lean manufacturing process improvements and making engineering changes to our products which we expect to result in cost reductions. We have observed that we are able to manufacture certain elements of our products in Serbia and ship them to the U.S. less expensively than we can manufacture them in the U.S.; largely because we are better equipped in Serbia and as a result can self-perform certain processes which we outsource in the U.S. We anticipate further reductions in direct costs as a result of having our Serbian operations support our U.S. manufacturing. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement, and reducing cost, of various components and sub-assemblies which we integrate into our final product. We continue to identify components and sub-assemblies that may be more cost effective to outsource, which we believe may further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect that the receipt of orders may be inconsistent quarter over quarter, however, we expect that in the long-term, our revenues will continue to grow as we expect to see a significant increase in the demand for electric vehicle charging infrastructure and as such we do not anticipate significant pricing pressure on our products. The combination of this increase in demand for electric vehicle charging infrastructure and our revenues, and the cost cutting measures described above lead us to believe that we will continue to see improvement in our gross margins in the future. Beam Europe has capabilities to perform several activities which we outsource in the US. We believe that in combination with a generally less expensive operating environment in Serbia, we will be able to produce our products in Europe less expensively than in the US, even as we continue to reduce our costs in the US.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for certain expected credit losses (CECL), valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of intangible assets, valuation of contingent consideration liability, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

Revenues. For the quarter ended June 30, 2024, our revenues decreased 17% to $14.8 million compared to $17.8 million for the same period in 2023. Revenues to federal customers decreased by $5.1 million in Q2 2024 compared to the quarter ended June 30, 2023. We also recorded revenues of $2.8 million as a result of our acquisition of Amiga. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however, we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the quarter ended June 30, 2024, our gross profit was $2.4 million, or 15.9% of sales, compared to a gross profit of 2.8% of sales for the same period in 2023. The margin improved by 13.1 percentage points, primarily because we have implemented cost improvements in late 2023 as a result of design changes to the EV ARCTM as well as operational improvements and positive margins generated from the acquisition of Amiga. Our gross profits included a negative impact of $0.3 million for non-cash depreciation and intangible amortization. Our gross profits net of non-cash items was 18.0%. We began to see some improvements in the reduction of material costs in late 2023, which we believe should continue to improve. Our engineering and operations teams continue to identify further cost reductions and efficiencies which, along with support from our Serbian facilities, we believe will improve our gross margins in future quarters.

Operating Expenses. Total operating expenses were $7.1 million, or 48% of revenues, for the quarter ended June 30, 2024, compared to $4.0 million, or 23% of revenues, for the same quarter in the prior year. The $3.1 million increase is mostly attributable to $1.4 million related to the change in fair value of contingent consideration, which is non-cash, for the Amiga acquisition, $0.6 million for operating expenses for Beam Europe, $0.5 million in Audit and Accounting services, $0.4 million in commission expenses, $0.1 million in legal costs and $0.1 million allowance for credit losses. Total operating expenses excluding non-cash items were $4.3 million, 29% of revenues, which included $1.7 million fair value of contingent consideration, $0.8 million for non-cash compensation, $0.3 million allowance for credit losses and $0.1 million depreciation and amortization.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

Revenues. For the six months ended June 30, 2024, our revenues decreased 5% to $29.4 million compared to $30.8 million for the same period in 2023. Revenues to federal customers decreased by $5.1 million in 2024. During the first six months of 2024, revenues from California represented 27% of total revenues. Revenues were diverse across federal, state and local governments, as well as enterprise and education sector customers. International customers comprised 15% of the revenues through June 30, 2024, and were primarily from Beam Europe. Revenues derived from non-government, commercial entities increased by 83% from Q2 2023 to Q2 2024. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the six months ended June 30, 2024, our gross profit was $3.8 million, or 13% of sales, compared to a gross loss of $0.5 million, or 2% of sales in the same period of 2023. The margin improved by 11.4 percentage points, compared to prior year. This is primarily a result of cost improvements developed during 2023 which are now being recognized and the positive margins we are generating from the acquisition of Amiga. Our gross profits were negatively impacted by $0.6 million for non-cash depreciation and intangible amortization. Our gross profits net of non-cash items was 14.9%. We began to see some improvements on material pricing in 2023, which has continued to improve over time. We continue to make engineering changes and work with suppliers to improve our costs which, along with support from our Serbian facilities, we believe will continue to improve our gross profit over time.

Operating Expenses. Total operating expenses were $11.7 million, or 40% of revenues, for the six months ended June 30, 2024, compared to $7.9 million, or 26% of revenues, for the same period in the prior year. The $3.8 million increase is mostly attributable to $1.3 million related to the change in fair value of contingent consideration, which is non-cash, for the Amiga acquisition, $0.9 million for operating expenses for Beam Europe, $0.7 million in Audit and Accounting services, $0.4 million in commission expenses, $0.3 million in consultant costs for Design Engineering, and $0.1 million allowance for credit losses. Total operating expenses excluding non-cash items were $8.1 million, 28% of revenues, which included $1.5 million fair value of contingent consideration, $1.3 million for non-cash compensation, $0.4 million allowance for credit losses and $0.3 million depreciation and amortization.

Liquidity and Capital Resources

At June 30, 2024, we had cash of $8.7 million, compared to cash of $10.4 million at December 31, 2023. We have historically met our cash needs through a combination of debt and equity financing. Our cash requirements are generally for operating activities.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	June 30,
	2024	2023
Cash provided by (used in):
Net cash used in operating activities	$(97)	$(5,062)
Net cash used in investing activities	$(2,953)	$(601)
Net cash provided by financing activities	$1,396	$27,664

For the six months ended June 30, 2024, our cash used in operating activities was $0.1 million compared to cash used of $5.1 million for the six months ended June 30, 2023. Net loss of $8.0 million for the six months ended June 30, 2024 was increased by $4.2 million of non-cash expense items that included depreciation and amortization of $1.9 million, employee stock-based compensation expense of $1.3 million, offset by decreases of $0.6 million provision on credit losses and $1.5 million for a change in fair value of contingent consideration liabilities. Cash used in operations included a $3.3 million decrease in accounts receivable as well as a $1.7 million decrease in accounts payable primarily for inventory, $0.3 million decrease in prepaid expenses and other current assets offset by $1.7 million increase in accrued expenses, $1.0 million increase in inventory, and $0.3 million increase in deferred revenue.

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

Cash used in investing activities in the six months ended June 30, 2024 included $2.7 million reduction of deferred consideration for a cash payment for the Amiga acquisition and $0.2 million for the purchase of equipment compared to $0.5 million purchased in the same period in the prior year.

For the six months ended June 30, 2024, cash generated by our financing activities included $0.8 million for the exercise of warrants and $0.5 million in proceeds from public offering issuance of common stock compared to $2.1 million in proceeds from the public offering issuance of common stock, net of offering expenses, and $0.1 million from the exercise of warrants for the same period in the prior year.

Current assets were $36.3 million on June 30, 2024, a decrease of $4.4 million at December 31, 2023, primarily due to decreases of $3.3 million in accounts receivable, $1.6 million in cash, $0.3 million in prepaid expenses and other current assets, offset by an increase of $1.0 million in inventory. Current liabilities increased to $20.2 million at June 30, 2024 from $16.9 million at December 31, 2023, primarily due to a $1.7 million increase accrued expenses and $5.4 million increase in the fair value of contingent consideration liabilities. As a result, our working capital decreased to $16.0 million at June 30, 2024 compared to $23.8 million at December 31, 2023.

The Company has been focused on marketing and sales efforts to increase our revenues. Revenues increased annually by 45% from 2020 to 2021, 144% from 2021 to 2022, and 206% from 2022 to 2023 demonstrating that this investment has been successful. Improvements to gross profitability have been made despite the current inflationary period. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Our engineering and operations teams have made several design changes and process improvements in our product development and manufacturing operations which has helped to increase labor efficiency and reduce material costs. In addition, the Company increased pricing in Q3 of 2023 for the first time to cover some of the inflationary cost increases, which we should benefit from as new orders are received and are shipped in future quarters. Our Serbian operations are also able to contribute to further cost reductions to produce our products both in Europe and the U.S.

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

Not Applicable

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon our evaluation, of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in our internal controls over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The following material weaknesses existed as of December 31, 2023:

Material weaknesses:

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
b.	Appropriate segregation of duties that would adequately restrict user access and ensure adequate review of transactions.

•	Because we are a small company, many employees have multiple job responsibilities, and during the implementation in Q4, access was allowed for employees to access necessary tasks. As we move forward into 2024, we will assign access to ensure the proper segregation of duties. Additionally, we need to ensure the employees are adequately trained and able to resolve issues timely. The Company needs to establish appropriate procedures for change management to ensure changes to the system are formally approved, properly restricted to appropriate personnel, and adequately tested.

•	In our review, we noted that the Company did not implement adequate controls relating to documentation of the review and approval of reconciliations and other schedules prepared internally to be included or disclosed in the financial statements. Many of our reports and reconciliations are performed in Excel spreadsheets, and we did not adequately validate the segregation of duties between the preparer and the approver with a signature and time stamp. NetSuite has many robust internal control features that can be configured and utilized to ensure workflow approvals are adhered to and integrated into documentation.

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. During the three months ended June 30, 2024, the Company has taken various actions to strengthen our internal control over financial reporting, including:

•	Continue to review access in NetSuite ERP to ensure the proper segregation of duties and additional training courses to ensure the employees are trained and able to resolve issues timely.

•	Managed processes related to ordering, counting, warehousing, valuing and transacting our inventory in NetSuite ERP.

•	Increasing and monitoring the adequacy of staffing levels and expertise with the requisite technical knowledge and skills to support continued enhancement on the controls and procedures surrounding documentation of review and formalization of reconciliations, accounting policies and controls.

•	Continue to manage a segregation of duties between the preparer and the approver of reconciliation and supporting schedules which included hiring additional staff.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 13, 2024	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Lisa A. Potok
Lisa A. Potok, Chief Financial Officer (Principal Financial/Accounting Officer)

