Form 10-Q
period 2024-09-30
Beam Global
filed 2024-11-14
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 2024

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of November 12, 2024 was 14,773,901.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$4,874	$10,393
Accounts receivable, net of allowance for credit losses of $324 and $448	11,343	15,943
Prepaid expenses and other current assets	2,187	2,453
Inventory, net	12,714	11,933
Total current assets	31,118	40,722

Property and equipment, net	14,909	16,513
Operating lease right of use assets	1,831	1,026
Goodwill	11,027	10,270
Intangible assets, net	8,271	9,050
Deposits	106	62
Total assets	$67,262	$77,643

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,349	$9,732
Accrued expenses	2,968	2,737
Sales tax payable	233	209
Deferred revenue, current	787	828
Note payable, current	62	40
Deferred consideration, current	–	2,713
Operating lease liabilities, current	851	615
Total current liabilities	13,250	16,874

Deferred revenue, noncurrent	794	402
Note payable, noncurrent	215	160
Contingent consideration, noncurrent	456	4,725
Other liabilities, noncurrent	3,372	3,787
Deferred tax liabilities, noncurrent	1,716	1,698
Operating lease liabilities, noncurrent	1,035	455
Total liabilities	20,838	28,101

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of September 30, 2024 and December 31, 2023.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 14,773,901 and 14,398,243 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	15	14
Additional paid-in-capital	145,553	142,265
Accumulated deficit	(100,017)	(93,361)
Accumulated Other Comprehensive Income (AOCI)	873	624

Total stockholders' equity	46,424	49,542

Total liabilities and stockholders' equity	$67,262	$77,643

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$11,482	$16,486	$40,855	$47,325

Cost of revenues	10,251	16,203	35,789	46,536

Gross profit	1,231	283	5,066	789

Operating expenses	(51)	4,037	11,623	11,925

Income/Loss from operations	1,282	(3,754)	(6,557)	(11,136)

Other income (expense)
Interest income	58	136	167	161
Other (expense) income	(33)	(7)	(238)	4
Interest expense	(10)	(4)	(28)	(6)
Other income	15	125	(99)	159

Income/Loss before income tax expense	1,297	(3,629)	(6,656)	(10,977)

Income tax expense	–	–	–	13

Net Income/Loss	$1,297	$(3,629)	$(6,656)	$(10,990)

Net foreign currency translation adjustments	673	–	249	–
Total Comprehensive Income/Loss	$1,970	$(3,629)	$(6,407)	$(10,990)

Net loss per share - basic	$0.09	$(0.26)	$(0.46)	$(0.79)
Net loss per share - diluted	$0.09	$(0.26)	$(0.46)	$(0.79)

Weighted average shares outstanding - basic	14,702	13,936	14,558	13,939
Weighted average shares outstanding - diluted	14,711	13,936	14,558	13,939

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2022	10,178	$10	$100,498	$(77,301)	$0	$23,207
Stock issued for director services - vested	6	–	76	–	–	76
Stock issued to (released from) escrow account - unvested	(6)	–	–	–	–	–
Stock-based compensation to consultants	6	–	1,704	–	–	1,704
Employee stock-based compensation expense	–	–	438	–	–	438
Warrants exercised for cash	16	–	100	–	–	100
Sale of stock under Committed Equity Facility	38	–	158	–	–	158
Net income (loss)	–	–	–	(3,831)	–	(3,831)
Balance at March 31, 2023	10,238	$10	$102,974	$(81,132)	$0	$21,852
Stock issued for director services - vested	12	–	148	–	–	148
Stock issued to (released from) escrow account - unvested	6	–	–	–	–	–
Settlement of earnout related to acquisition	447	1	7,050	–	–	7,051
Employee stock-based compensation expense	–	–	427	–	–	427
Proceeds from issuance of common stock, pursuant to public offering	3,063	3	25,421	–	–	25,424
Warrants exercised for cash	4	–	26	–	–	26
Sale of stock under Committed Equity Facility	171	–	1,956	–	–	1,956
Net income (loss)	–	–	–	(3,530)	–	(3,530)
Balance at June 30, 2023	13,941	$14	$138,002	$(84,662)	$0	$53,354
Stock issued for director services - vested	6	–	77	–	–	77
Stock issued to (released from) escrow account - unvested	(12)	–	–	–	–	–
Employee stock-based compensation expense	–	–	424	–	–	424
Warrants exercised for cash	2	–	11	–	–	11
Expenses to maintain Committed Equity Facility	–	–	(7)	–	–	(7)
Net income (loss)	–	–	–	(3,629)	–	(3,629)
Balance at September 30, 2023	13,937	$14	$138,507	$(88,291)	$0	$50,230

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	14,398	$14	$142,265	$(93,361)	$625	$49,542
Stock issued for director services - vested	0	–	6	–	–	6
Stock issued to (released from) escrow account - unvested	(0)	–	–	–	–	–
Employee stock-based compensation expense	–	–	468	–	–	468
Warrants exercised for cash	40	–	252	–	–	252
Impact of foreign currency translation	–	–	–	–	(329)	(329)
Net loss	–	–	–	(3,037)	–	(3,037)
Balance at March 31, 2024	14,438	$14	$142,991	$(96,398)	$296	$46,902
Stock issued for director services - vested	0	–	6	–	–	6
Stock issued to (released from) escrow account - unvested	(0)	–	–	–	–	–
Employee stock-based compensation expense	–	–	446	–	–	446
Warrants exercised for cash	88	–	558	–	–	558
Impact of foreign currency translation	–	–	–	–	(95)	(95)
Sale of stock under Committed Equity Facility	82	–	496	–	–	496
Net loss	–	–	–	(4,916)	–	(4,916)
Balance at June 30, 2024	14,608	$14	$144,497	$(101,314)	$201	$43,397
Stock issued for director services - vested	56	–	350	–	–	350
Stock issued to (released from) escrow account - unvested	98	–	–	–	–	–
Employee stock-based compensation expense	–	–	483	–	–	483
Proceeds from issuance of common stock, pursuant to public offering	–	1	–	–	–	1
Stock option exercise and restricted stock unit vestings (cashless)	12	–	(164)	–	–	(164)
Impact of foreign currency translation	–	–	–	–	673	673
Stock issued for acquisition and expenses	–	–	387	–	–	387
Net loss	–	–	–	1,297	–	1,297
Balance at September 30, 2024	14,774	$14	$145,553	$(100,017)	$873	$46,424

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2024	2023

Operating Activities:
Net income (loss)	$(6,656)	$(10,990)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,815	1,054
Provision on credit losses	(124)	–
Common stock issued for services	–	301
Change in fair value of contingent consideration liabilities	(4,269)	260
Employee stock-based compensation	2,001	1,289
Disposal of property and equipment	65	–
Amortization of operating lease right of use asset	616	–
Abandoned patent costs	75	–
Stock Compensation expense for non-employees	–	264
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	4,997	(10,463)
Prepaid expenses and other current assets	39	479
Inventory	(352)	(1,149)
Deposits	(44)	–
Increase (decrease) in:
Accounts payable	(1,691)	4,341
Accrued expenses	219	1,390
Operating lease liability	(605)	–
Sales tax payable	23	59
Deferred revenue	348	(603)
Other long term liabilities	(509)	–
Net cash used in operating activities	(3,052)	(13,768)

Investing Activities:
Acquisition, net of cash acquired	(513)	–
Purchase of property and equipment	(431)	(787)
Payment of Deferred Consideration	(2,714)	–
Funding of patent costs	–	(94)
Net cash used in investing activities	(3,658)	(881)

Financing Activities:
Proceeds from sale of common stock under committed equity facility, net of offering costs	496	2,107
Taxes paid related to net share settlement of equity awards	(164)	–
Proceeds from warrant exercises	810	137
Borrowings of note payable	76	209
Payments of equity offering costs	–	(151)
Proceeds from issuance of common stock, pursuant to public offering	–	25,424
Net cash provided by financing activities	1,218	27,726

Effect of exchange rate changes	(27)	–

Net (decrease) increase in cash	(5,518)	13,077
Cash at beginning of period	10,393	1,681
Cash at end of period	$4,874	$14,758

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	28	$6
Cash paid for taxes	$–	$13

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$387	$7,051
Purchase of property and equipment by incurring debt	$–	$209
Purchase of property and equipment by incurring current liabilities	$431	$–
Right-of-use assets obtained in exchange for lease liabilities	$1,421	$–
Issuance of stock for Committed Equity Line	$–	$140
Warrants issued for services to non-employee	$–	$1,609
Shares issued for services to non-employee	$–	$95

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

Beam is a sustainable technology innovation company based in San Diego, California; Broadview, Illinois; Belgrade and Kraljevo, Serbia. We develop, design, engineer, manufacture and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, energy security and disaster preparedness. We also manufacture highly energy-dense battery solutions in safe, compact and unique form-factors. Additionally, we manufacture street lighting, communications and energy infrastructure products. Beam’s products enable vital and highly valuable energy production in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. Beam’s energy storage products provide high energy density in a safe, compact and bespoke form-factors, which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid.

Beam’s products and proprietary technology solutions target the following markets:

•	electric vehicle (EV) charging infrastructure;

•	energy storage solutions;

•	energy security and disaster preparedness;

•	mobile and stationary equipment;

•	transportation infrastructure products; and

•	power electronics and telecommunications equipment

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months and nine months ending September 30, 2024 and 2023, and our financial position as of September 30, 2024, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 requiring enhanced segment disclosures. ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) included within segment operating profit or loss. Additionally, ASU 12 2023-07 requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of ASU 2023-07 are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company's annual reporting requirements will be effective for the year ending 2024 and interim reporting requirements will be effective beginning with the first quarter of fiscal 2025. Early adoption is permitted, and retrospective application is required for all periods presented. The Company is in the process of analyzing the impact of ASU 2023-07 on its related Condensed Consolidated Financial Statements.

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

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2024. As of September 30, 2024, approximately $4.1 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company continually assesses the financial strength of its customers. We are not aware of any material credit risks associated with our customers. 52% of our third quarter revenues were derived from pre-funded federal, state and local government programs, and the remaining 48% were derived from commercial customers that we believe have good credit or, alternatively, favorable payment terms which minimizes our credit risk with respect to such customers. For the three months ended September 30, 2024, no single customer accounted for more than 10% of total revenues and for the nine months ended September 30, 2024, one customer accounted for 18% of total revenues, with no other single customer accounting for more than 10% of total revenues. At September 30, 2024, accounts receivable from two customers accounted for 19% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2023, accounts receivable from four customers accounted for 11%, 10%, 10% and 10% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the three months ended September 30, 2023, the Company’s sales to federal, state and local governments represented 82% of revenues.

A summary of the allowance for credit losses for the nine months ending September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses:
Beginning of period	$448	$–
Net provision for credit losses	(7)	448
(Charge-offs)/recoveries, net	(117)	–
End of Period	$324	$448

Allowance for credit losses as a % of total Accounts Receivable	2.9%	2.8%

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

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of September 30, 2024. The Company had Level 3 liabilities as of September 30, 2024. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2023	$–	$–	$4,725
Additions	–	–	276
Change in fair value	–	–	(4,545)
Contingent Consideration as of September 30, 2024	$–	$–	$456

Significant Accounting Policies

During the nine months ended September 30, 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented using the treasury stock method for options, restricted stocks and warrants. Diluted net income (loss) per share is computed By giving effect to all potential dilutive common share equivalents outstanding for the period. For periods in which Beam has reported net losses, diluted loss per share is the same as basic loss per share, as the effects of common stock equivalents outstanding and shares issuable upon conversion of convertible debt instruments are antidilutive and, therefore, excluded from the calculation of diluted loss per share.

Options to purchase 703,658 shares of common stock and warrants to purchase 200,000 shares of common stock were outstanding at September 30, 2024. Options to purchase 363,598 common shares and warrants to purchase 618,395 shares of common stock were outstanding at September 30, 2023.

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net income (loss)	$1,297	$(3,629)	$(6,656)	$(10,990)
Denominator:
Number of shares used in basic computation	14,702	13,936	14,558	13,939
Denominator for diluted loss per share - weighted-average number of shares of common stock outstanding	14,711	13,936	14,558	13,939
Loss per share
Basic	$0.09	$(0.26)	$(0.46)	$(0.79)
Diluted	$0.09	$(0.26)	$(0.46)	$(0.79)

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net losses of $6.7 million (which includes $0.4 million of non-cash expenses) and $11.0 million (which includes $3.0 million of non-cash expenses) and net cash used in operating activities of $3.1 million and $13.8 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the Company had a cash balance of $4.9 million and working capital of $17.9 million. Based on the Company’s current operating plan and the available working capital that can be converted to cash (specifically the accounts receivable balance of approximately $11.3 million), the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

In 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC under which the Company issued 281,157 shares for approximately $3.0 million. The facility was terminated on October 1, 2024.

The Company’s outstanding warrants generated $0.7 million and $0.3 million of proceeds during each of the nine months ended September 30, 2024 and 2023, respectively. Warrants to purchase 282,334 shares of common stock which were issued as part of our 2019 public offering expired on April 18, 2024. The Company has a warrant outstanding to purchase up to 200,000 shares of our common stock at an exercise price equal to $17.00 per share that expires in March 2028 and that could generate up to an additional $3.4 million of proceeds, conditioned upon the market price of our common stock and the warrant holder’s ability and decision to exercise them.

In March 2023, the Company entered into a supply chain line of credit agreement with OCI Group for up to $100 million to further support our working capital requirements. Subject to the terms of the agreement, OCI Group will make available to the Company funding based on amounts owed to the Company by its customers. To date, the Company has not borrowed against this line of credit.

Although the Company believes that it will become profitable in the next few years as our revenues grow, we improve our gross profit and we leverage our overhead costs, we expect to continue to incur losses for a period of time. If necessary, the Company may raise additional capital to finance its future operations through equity or debt financings. There is no guarantee that profitable operations will be achieved, or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

3.	BUSINESS COMBINATIONS

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

The Sellers are eligible to earn additional shares of the Company’s common stock if Amiga meets certain revenue milestones for the years ended December 31, 2024 and 2025 (the “Earnout Consideration”). The Earnout Consideration that Sellers are eligible to receive is equal to two times the amount of revenue of Amiga (“Amiga Net Revenue”) that is greater than specific revenue targets for each of the years ended December 31, 2024 and 2025. The Earnout Consideration will be paid in the Company’s stock for each annual target period and will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable measurement period. In no event and under no circumstances will the Company issue to the Sellers an amount of the Company’s common stock that exceeds 19.99% of the total outstanding common stock of the Company immediately prior to the closing. An estimate of the fair value of the contingent consideration has been recorded in the opening balance sheet. On February 16, 2024, the Company and the Sellers entered into an amendment to the Purchase Agreement to remove the requirement that the Sellers shall be providing services to Amiga as a condition to receive the Earnout Consideration. During the nine months ended September 30, 2024, the Company recorded $4.5 million of income related to the fair value adjustment of the liability for Earnout Consideration.

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

On November 7, 2023, Amiga changed its name to Beam Europe LLC.

Telcom

On August 30, 2024, the Company acquired Telcom d.o.o Beograd (“Telcom”), pursuant to a Share Sale and Purchase Agreement dated as of August 30, 2024 (the “Agreement”) with the owners (the “Sellers”) of Telcom. Telcom is a business located in Serbia and engaged in the manufacturing of telecommunications equipment. Beam acquired all of the equity stock of Telcom from the Sellers in exchange for cash and Beam common stock. The total purchase price was subject to adjustment based on the amount of cash held by Telcom at closing. Based on Telcom’s cash balance at closing equal to approximately EUR 220,298, Beam paid to the Sellers a purchase price equal to EUR 815,298 which was paid to the Sellers as follows: (i) EUR 430,000 cash and (ii) issued 82,506 shares of Beam common stock. At closing, Telcom had a positive working capital balance of approximately EUR 500,000 which consisted of (i) a cash balance equal to EUR 220,000, accounts receivables of approximately EUR 115,000, inventory of approximately EUR 275,000 and accounts payable of approximately EUR 110,000.

In addition to the above payments, the Sellers are eligible to earn up to EUR 250,000 (the “Earnout Cap”) in additional shares of Beam common stock if Telcom meets certain revenue milestones for fiscal years 2024 and 2025 (the “Earnout Consideration”). The Telcom Earnout Consideration that Sellers are eligible to receive for 2024 will be equal to the amount the net revenue of Telcom (“Telcom Net Revenue”) exceeds EUR 850,000 for 2024 up to the Earnout Cap. Provided that Sellers Earnout Consideration was less than the Earnout Cap, the Sellers will be eligible for additional Telcom Earnout Consideration in 2025 if (i) 2025 Telcom Net Revenue exceeds 2024 Telcom Net Revenue, and (ii) 2025 Telcom Net Revenue exceeds $850,000. The Telcom Earnout Consideration for 2025 will be calculated based on the amount the 2025 Net Revenue exceeds the 2024 Net Revenue subject to the Earnout Cap. In no event, will the Sellers Earnout Consideration for 2024 and 2025, in the aggregate, exceed the Earnout Cap. The Earnout Consideration for each period will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable calendar year. In no event and under no circumstances will the Sellers receive from Beam or will Beam issue to the Sellers in connection with the transaction Beam’s common stock in an amount that exceeds 19.99% of the outstanding common stock of Beam immediately prior to closing.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over net fair value of tangible and intangible assets acquired.

The valuation of the Earnout Consideration was performed using a discounted cash flow analysis to determine the fair value of the contingent consideration, which includes estimates and assumptions such as forecasted revenues of Telcom, discount rates, and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration will be reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the nine months ended September 30, 2024 is as follows (in thousands):

Balance as of December 31, 2023	$–
Acquisition of Telcom	276
Balance as of September 30, 2024	$276

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

Consideration is comprised of the following (in thousands):

Cash	$481
Common Stock	387
Earnout Consideration	276
Total Consideration	$1,144

The following table shows the allocation of consideration to assets and liabilities at fair value (in thousands):

Assets Acquired
Cash and cash equivalents	$244
Accounts Receivable	224
Inventory	296
Prepaid expenses	2
Property, plant and equipment	30
Goodwill	692
Total assets acquired	$1,488

Liabilities Assumed
Accounts payable	$266
Accrued Expenses	10
Other liabilities	68
Total liabilities assumed	$344

Net assets acquired	$1,144

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

Pro Forma Unaudited Financial Information

The unaudited pro forma financial information summarizes the combined results of operations of Beam Global, Amiga and Telcom as if the companies had been combined as of the beginning of the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
	2024	2023
Revenues	$41,440	$51,969
Net Income (Loss)	(6,706)	(11,426)
Net Revenues	$34,734	$40,543

The pro forma financial information is presented for information purposes only and may not be indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the nine months ended September 30, 2024 and 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs.

The statement of operations, in the table above, for the nine months ended September 30, 2024 includes revenues of $0.5 million and loss from operations of $50 thousand from the acquired Telcom business. For the nine months ended September 30, 2023 includes revenues of $4.1 million and loss from operations of $0.4 million from the acquired Amiga business and revenues of $0.5 million and gain from operations of $5 thousand from the acquired Telcom business.

4.	INVENTORY

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Finished goods	$4,712	$1,953
Work in process	2,775	2,006
Raw materials	5,227	7,974
Total inventory	$12,714	$11,933

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Office furniture and equipment	$227	$227
Computer equipment and software	265	248
Land, buildings and leasehold improvements	8,098	7,935
Autos	746	616
Machinery and equipment	9,412	9,200
Total property and equipment	18,748	18,226
Less accumulated depreciation	(3,839)	(1,713)
Property and Equipment, net	$14,909	$16,513

Depreciation expense during the three months and nine months ended September 30, 2024 and September 30, 2023 was $0.7 million, $2.1 million, $0.1 million and $0.3 million, respectively.

6.	INTANGIBLE ASSETS

The intangible assets consist of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(1,346)	$6,728	11
Trade name	1,756	(322)	1,434	10
Customer relationships	444	(110)	334	13
Backlog	185	(185)	–	1
Patents	611	(57)	554	20
Intangible assets	$11,070	$(2,020)	$9,050

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(1,896)	$6,178	11
Trade name	1,756	(454)	1,302	10
Customer relationships	444	(146)	298	13
Backlog	185	(185)	–	1
Patents	565	(72)	493	20
Intangible assets	$11,024	$(2,753)	$8,271

Amortization expense during the three and nine months ended September 30, 2024 and September 30, 2023 was $0.2 million, $0.7 million, $0.2 million and $0.8 million, respectively.

7.	ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023

Accrued Expenses:
Accrued vacation	$291	$246
Accrued salaries and bonus	1,803	1,086
Vendor accruals	373	50
Accrued warranty	6	27
Other accrued expense	495	1,328
Total accrued expenses	$2,968	$2,737

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,716	$1,698
Acquired long-term liability	3,372	3,787
Total long-term liabilities	$5,088	$5,485

Acquired long-term liability of $3.4 million consists of $3.3 million restructuring debt settlement from the acquisition of Amiga. The debt restructuring was entered into in 2021 for a nine-year term with six years and three months remaining at September 30, 2024. Payments are due quarterly as a percentage of the remaining balance due and carry no interest. $63 thousand consists of non-current liabilities related to the acquisition of Telcom.

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

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2024, after consulting with legal counsel, management believes there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

There was no Federal income tax expense for the nine months ended September 30, 2024 or 2023 due to the Company’s net losses. Income tax expense represents the minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established to offset all deferred tax assets as of September 30, 2024 and no benefit has been provided for the quarter-to-date loss. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

11.	STOCKHOLDERS’ EQUITY

Committed Equity Facility

In 2022, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC under which the Company issued 281,157 shares for approximately $3.0 million. As consideration for B. Riley’s commitment to purchase shares of the Company’s common stock, the Company issued B. Riley 10,484 shares of its common stock in both September 2022 and April 2023. The facility was terminated on October 1, 2024.

The Company issued 281,157 shares under the Purchase Agreement for $3.0 million in proceeds, of which $0.5 million was offset by the offering costs as of September 30, 2024.

Stock Options

Option activity for the nine months ended September 30, 2024 is as follows:

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2023	481,858	$10.41
Granted	292,000	5.58
Forfeited	(70,200)	13.19
Outstanding at September 30, 2024	703,658	$7.19

The stock options terminate ten (10) years from the date of grant or upon termination of employment.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends paid during the life of the options granted during the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Expected volatility	89.04% - 90.37%	90.2% - 94.5%
Expected term	6.5 - 7 Years	6.5 - 7 Years
Risk-free interest rate	3.67% - 4.25%	3.55% - 4.47%
Weighted-average FV	$4.45	$9.71

The Company’s stock option compensation expense was $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023. There was $1.8 million of total unrecognized compensation costs related to outstanding stock options at September 30, 2024 which will be recognized over 4.0 years. Total intrinsic value of options outstanding and options exercisable were $18 thousand and $0.2 million, respectively, as of September 30, 2024. The number of shares of common stock underlying stock options vested and unvested as of September 30, 2024 were 355,034 and 348,624, respectively.

Restricted Stock Units

In November 2022, the Company granted 142,500 restricted stock units (“RSUs”) and up to 142,500 performance stock units (“PSU”) to its Chief Executive Officer (“CEO”). For the RSUs, 50% vested upon the grant date, 25% vested on February 1, 2024 and 25% will vest on February 1, 2025. The number of shares that will be earned under the PSUs will be determined based on the achievement of specific performance metrics during the three-year period ending December 31, 2024.

142,500 PSUs and 35,625 RSUs remain outstanding as of September 30, 2024, with weighted-average grant-date fair values of $13.05 each.

Stock compensation expense related to the RSUs and PSUs was $0.3 million and $0.9 million during the three and nine months ended September 30, 2024, with $0.5 million in unrecognized stock compensation expense remaining to be recognized over 5 months as of September 30, 2024.

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

A summary of activity of the restricted stock awards for the nine months ended September 30, 2024 is as follows:

	Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2023	1,238	$20.17
Granted	80,645	6.20
Vested	(56,374)	6.43
Forfeited	(10,081)	6.21
Nonvested at September 30, 2024	14,808	$6.48

Stock compensation expense related to restricted stock awards was $0.4 million and $0.3 million during each of the nine months ended September 30, 2024 and 2023 respectively.

As of September 30, 2024, there were unvested shares of common stock representing $0.1 million of unrecognized restricted stock grant expense which will be recognized over 3 months.

Warrants

In 2023, the Company issued warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 to a consultant for services to be provided over a five-year period. The warrants were immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, an expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrants was recorded to prepaid expenses and other current assets to be recognized over the service period. During the nine months ended September 30, 2024, $0.2 million was recorded as expense and $1.1 million of cost has not been recognized and will be recognized over the next 3.5 years.

A summary of activity of warrants outstanding for the nine months ended September 30, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Exercisable at December 31, 2023	610,745	$9.80
Granted	–	–
Expired	(282,334)	–
Exercised	(128,411)	6.30
Outstanding at September 30, 2024	200,000	$17.00
Exercisable at September 30, 2024	200,000	$17.00

Exercisable warrants as of September 30, 2024 have a weighted average remaining contractual life of 3.5 years. The intrinsic value of the exercisable shares of the warrants at September 30, 2024 was $0.0. Warrants to purchase 282,334 shares of common stock at an exercise price equal to $6.30 which were issued in our 2019 public offering expired on April 18, 2024.

12.	REVENUES

For each of the identified periods, revenues are categorized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product sales	$10,668	$15,781	$38,219	$45,696
Maintenance fees	32	23	85	57
Professional services	332	35	753	95
Shipping and handling	484	742	2,011	1,762
Discounts and allowances	(34)	(95)	(213)	(285)
Total revenues	$11,482	$16,486	$40,855	$47,325

Percentages of our revenues derived from customers located in California during the three months ended September 30, 2024 and 2023 were 21% and 14%, respectively. During the nine months ended September 30, 2024 and 2023, California customer revenues were 25% and 28%, respectively. Our international sales represented 20% and 8% of revenues in the nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024 and December 31, 2023, deferred revenue was $1.6 million and $1.2 million, respectively. These amounts consisted mainly of customer deposits in the amount of $1.0 million and $0.7 million for September 30, 2024 and December 31, 2023, respectively, and prepaid multi-year maintenance plans for previously sold products which account for $0.9 million and $0.5 million for September 30, 2024 and December 31, 2023, respectively, and pertain to services to be provided through 2031.

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

Overview

Beam Global develops, manufactures, and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy storage, energy security, smart city infrastructure and disaster preparedness.

The Company has multiple product lines that incorporate our proprietary technology. Our off-grid EV charging and energy security products produce a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. Versions of our charging infrastructure products are modified to support EVs, eMotorcycles, eBikes, desalination and auxiliary power. Our Smart Cities products combine structural elements with built in electronics, renewable energy generation and IoT capabilities. These products are scalable and attractively designed and include:

-	EV ARC™ Electric Vehicle Autonomous Renewable Charger – a patented, rapidly deployed, infrastructure product that uses integrated solar power and battery storage to provide a mounting asset and a source of power for factory installed electric vehicle charging stations of any brand. The electronics are elevated to the underside of the sun-tracking solar array making the unit flood-proof up to nine and a half feet and allowing adequate space to park a vehicle on the engineered ballast and traction pad which gives the product stability and a certified wind rating of 160 miles per hour.

-	Solar Tree® DCFC – Patented off-grid, renewably energized and rapidly deployed, single-column mounted smart generation and energy storage system with the capability to provide a 150kW DC fast charge to one or more electric vehicles or larger vehicles.

-	EV ARC™ DCFC – DC Fast Charging system for charging EVs comprised of four interconnected EV ARC™ systems and a 24kW DC fast charger.

-	BeamSpot™ – patent issued on December 31, 2019 and currently.in the process of initial installation. A streetlight, EV charging and emergency power product which uses an existing streetlight’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging and emergency power.

-	BeamBike™ - rapidly deployed, construction free, solar-powered charging system based on the patented EV ARC™ platform which generates and stores its own clean electricity, accessed through twelve integrated, weatherized 120 V outlets supporting any eBike charger. Supports 12 eBikes and is available with or without bundled eBike packages.

-	BeamPatrol™ - Rapidly deployed and easily transported, the BeamPatrol™ station allows law enforcement and safety personnel to charge and quickly access nimble, quiet and responsive motorcycles without the need for any additional infrastructure or fuel. This innovative solution is ideal for law enforcement, customs and border patrol, the military, park services, air and seaport operations and any situation where the ability to rapidly gain access to an environment, without alerting targets of the operation, is required. BeamPatrol™ and the motorcycles it supports generate low to no maintenance or fuel costs and provide a highly reliable mobility solution while assisting in the carbon reduction efforts of the agencies that use the product. Available with, or without bundled eMotorcyles.

-	BeamWell™ - based on the patented EV ARC™ system, is a self-sufficient, self-contained operational system for use in war zones and remote or disaster areas where only salt, brackish or dirty water is available because a reliable clean water supply is not available or has been interrupted. The BeamWell™ system provides three essential services to regions in crisis: it turns seawater into fresh water, which is then stored in an integrated 3000-liter tank that is replenished daily; it provides a source of electricity which can be used for medical or communications devices as well as cooking and lighting; and it charges four integrated and bundled Benzina Zero electric mopeds for the rapid distribution of food, water, medications or other vital resources, to those in need.

-	Smart Cities Infrastructure products – Street lighting, street furniture, communications infrastructure products, energy infrastructure products, with electronics integration including renewable energy sources, battery storage, sensors and IoT integration.

-	UAV ARC™ - patent issued on November 24, 2020 and currently under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our products fulfill that requirement. Unlike grid-tied installations which require general and electrical contractors, engineers, consultants, digging trenches, permitting, pouring concrete, wiring, and ongoing utility bills, the EV ARC™ system can be deployed in minutes, not months, and is powered by renewable energy so there is no utility bill. We are agnostic as to the EV charging service equipment or provider and integrate the best of breed solutions based upon our customers’ requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with Chargepoint, Blink, Enel X, Electrify America and other high quality EV charging solutions. We can make recommendations to customers, or we can comply with their specifications and/or existing charger networks. Our products replace the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

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

Beam AllCell™ designs, manufactures and sells custom, high-quality, bespoke lithium-ion energy storage solutions. Our world-class battery engineering team rigorously creates unique battery formats and shapes to the highest standards, delivering highly flexible solutions that maximize power in compact spaces.  Our patented PCC™ phase change material, manufactured in-house, provides passive thermal management solution and critical safety features against thermal runaway. Our proprietary Smart BMS, designed by the Company, further differentiates our products, ensuring superior customer satisfaction.  Our battery is ideal for applications requiring high energy density, high power, and safe, space efficient enclosures. Our batteries power drones, submersibles, medical devices, recreational products and micro-mobility solutions. The Company is integrating these advanced batteries and technologies into our new product designs under development.

On October 20, 2023, Beam acquired Amiga DOO Kraljevo (“Amiga” or “Beam Europe”), a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, including (i) infrastructure products for public lighting; (ii) infrastructure products for mobile telephone, networks and transmission lines; (iii) infrastructure products for tram, trolleybus, and railways; (iv) infrastructure products for contact networks, masts, portals and semi-portals for road and railway signaling; (v) large steel lattice structures for specific purposes (e.g., stadiums, factories, power plants, etc.); and (vi) distribution and command electrical cabinets. Amiga has engineering, product development and manufacturing capabilities which are well suited to manufacture and sell Beam’s current and future products in the European market. As a large European manufacturer of streetlights, Amiga is well positioned to assist in the development of the EV-Standard™ for both the European and US markets.

On August 30, 2024, Beam acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Telcom engineers and manufacturers specialized power electronics includer invertors, charge controllers, power supplies and LED lighting. Telcom has electrical engineering, product development and manufacturing capabilities which Beam believes are ideally suited to improve the Company’s current and future products for the global market. Telcom has a well-respected and highly talented team of electrical engineers, focused on power electronics and the integration of renewables and energy storage.

Overall Business Outlook

Our revenues for the first nine months of 2024 were $40.9 million, a 14% decrease from $47.3 million for the first nine months in 2023. We believe that the decrease in revenue is a result of order timing, uncertainty in the U.S. government’s zero emission vehicle strategy related to the presidential election and evolving certification requirements for energy storage systems requiring updates to our EV ARC™ products which we believe will be completed in the first quarter of 2025. These matters have particularly impacted our larger federal customers and we do not believe that they signify any fundamental reduction in demand for our products. Our pipeline of prospective customer orders has increased during the same period, although we cannot be sure of when, or if, those prospective orders will turn into actual sales. As we have continued investment in our sales resources, in September of 2024, we hired a new Vice President of Sales in the U.S. and a new Director of Channel Partnerships in Europe to drive growth in commercial and government sectors. The Company believes there continues to be a high level of support for funding EV charging infrastructure from both commercial and government entities, including a number of federal grants available under the Inflation Reduction Act. In addition, certain of our commercial customers may benefit from the Federal Solar Investment Tax Credit and accelerated depreciation as allowed under Section 179 of the IRS code which, we believe, provides a competitive advantage for our products over traditionally installed EV charging infrastructure which is not eligible for these incentives. Given these available incentives, we have invested in a federal lobbyist, a federal business development resource and a government relations employee, who have helped to identify opportunities and increase awareness of our product and outreach with federal agencies. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In the nine months ended September 30, 2024, we recorded revenues of $28.4 million for federal customers, compared to $39.9 million for the same period in 2023. We expect to see uneven orders from quarter to quarter, especially with our federal customers, but over time we expect our revenues to grow. Our commercial, non-government, revenues increased as a percentage of our revenues from 11% to 31% from the first nine months of 2023 to the first nine months of 2024. Our geographic expansion into Europe and our additional business development activities in the Middle East and Africa are, we believe, also providing opportunities for growth which are not dependent on, or impacted by, shifts in US government and zero emission vehicle strategies. The new products we have brought to market offer values which are also not dependent upon US federal government investment.

We expect the electric vehicle market to continue to experience significant growth globally over the next decade, which will in turn increase demand for additional EV charging infrastructure. We believe we are positioned to benefit significantly from this growth.

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

In October 2023, the Company acquired Amiga (now renamed Beam Europe), an established manufacturer of specialized steel structures and equipment, producing streetlights, communications and energy infrastructure whose manufacturing, engineering and sales teams service municipalities, states and commercial customers in 16 nations. The addition of Amiga has expanded Beam’s presence into the European, Middle Eastern and African markets and increased our production, engineering, sales and product development expertise. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized EV ARCTM and BeamSpot™ products can play a major role in the provision of EV charging infrastructure in Europe.

On August 30, 2024, Beam acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Telcom engineers and manufacturers specialized in power electronics including invertors, charge controllers, power supplies and LED lighting. Telcom has electrical engineering, product development and manufacturing capabilities which Beam believes are ideally suited to improve the Company’s current and future products for the global market. Telcom has a well-respected and highly talented team of electrical engineers, focused on power electronics and the integration of renewables and energy storage. Existing Telcom customers include the region’s largest telecommunications company as well as other corporate entities which we believe provide further opportunities for cross selling the other products in our portfolio.

Our energy security business is connected with the deployment of our EV charging and our Smart Cities infrastructure products and serves as an additional benefit and value proposition for our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. The state-of-the-art storage batteries installed on our EV charging systems are immune to grid failures and provide another benefit for customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators.

We are in development on our newest patented products which include- BeamSpot™, UAV ARC™ and others, which we expect will continue to expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets. Amiga is one of Europe’s largest manufacturers of streetlights and has a team of qualified structural, electrical and civil engineers who are experts in the field of development and deployment of street lighting. They are working with our engineers in San Diego and Broadview to continually improve the engineering and development of our new BeamSpot™ product. We believe that BeamSpot™ may become our largest selling product when available for sale. BeamSpot™ is currently in the process of being installed and we received our first order for that product within two months of it being launched.

Our gross margin improved as a percentage of sales, year over year, and was 10.7% in Q3 2024, up 9.0% from the gross margin reported in Q3 2023. Additionally, our cost of goods sold included non-cash intellectual property amortization of $0.7 million for the first nine months of 2024 and $0.8 million in 2023, related to the acquisition of All Cell in 2022. Excluding this non-cash expense results in a gross margin of 12.3% for the three months ended September 30, 2024, up from 2.8% for the same period ending September 30, 2023. We implemented engineering design changes to our EV ARCTM in Q4 2023 that resulted in cost reductions to our bill of materials. Our gross margin improvements were achieved in spite of ongoing inflation and the high costs of many of our components, including steel, that began during the Covid pandemic. We expect to see our costs of goods sold continue to decrease over time. We are implementing lean manufacturing process improvements and making engineering changes to our products which we expect to result in cost reductions. We have observed that we are able to manufacture certain elements of our products in Serbia and ship them to the U.S. less expensively than we can manufacture them in the U.S.; largely because we are better equipped in Serbia and as a result can self-perform certain processes which we outsource in the U.S. We anticipate further reductions in direct costs as a result of having our Serbian operations support our U.S. manufacturing. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement, and reducing costs, of various components and sub-assemblies which we integrate into our final product. We continue to identify components and sub-assemblies that may be more cost effective to outsource, which we believe may further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect that the receipt of orders may be inconsistent quarter over quarter, however, we expect that in the long term, our revenues will grow as we expand our product offerings and geographic reach and because we expect to see a significant increase in the demand for electric vehicle charging infrastructure. As such we do not anticipate significant pricing pressure on our products. The increase in demand for electric vehicle charging infrastructure and, we believe, over the long term, our revenues, combined with the cost cutting measures described above, lead us to believe that we will continue to see improvement in our gross margins in the future. Beam Europe has the capability to perform several activities which we outsource in the US. We believe that in combination with a generally less expensive operating environment in Serbia, we will be able to produce our products in Europe less expensively than in the US, even as we continue to reduce our costs in the US.

Critical Accounting Estimates

The financial statements and related disclosures were prepared in accordance with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, and we continually evaluate our assumptions and modify as needed. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. There have been no changes since year end, refer back to the Company’s Form 10-K for December 31, 2023.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

Revenues. For the quarter ended September 30, 2024, our revenues, though they were the second highest third quarter revenues in our history, decreased 30% to $11.5 million compared to $16.5 million for the same period in 2023. Revenues to federal customers decreased by $7.5 million in Q2 2024 compared to the quarter ended September 30, 2023. During the first three months of 2024, revenues from California represented 21% of total revenues. We recorded revenues of $3.5 million as a result of our acquisition of Amiga and $67 thousand as a result of our acquisition of Telcom, demonstrating the positive contribution of our geographic expansions. Revenues derived from non-government commercial entities increased by 80% for the three months from 2023 to 2024 and were 11% of total revenues. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however, we believe that the diversification of our product offerings combined with our geographic expansions, recent hires and as EV adoption increases, our business will be less impacted by specific variations in order timing.

Gross Profit. For the quarter ended September 30, 2024, our gross profit was $1.2 million, or 10.7% of sales, compared to a gross profit of $0.8 million or 1.7% of sales for the same period in 2023. The margin improved by 9 percentage points, primarily because we have implemented cost improvements in late 2023 as a result of design changes to the EV ARCTM as well as operational improvements and positive margins generated from the acquisition of Amiga. Additionally, 48.6% of ARC sales reflected the price increase implemented in 2024. Our gross profits included a negative impact of $0.8 million for non-cash depreciation and intangible amortization. Our gross margin net of non-cash items was 17.6%. We began to see some improvements in the reduction of material costs in late 2023, which we believe should continue to improve. Our engineering and operations teams continue to identify further cost reductions and efficiencies which, along with support from our Serbian facilities, we believe will improve our gross margins in future quarters.

Operating Expenses. Total operating expenses were a credit of $50 thousand, or (0.4%) of revenues, for the quarter ended September 30, 2024, compared to $4.0 million, or 24% of revenues, for the same quarter in the prior year. The $4.1 million decrease is mostly attributable to $6.1 million related to the non-cash change in fair value of contingent consideration for the Amiga acquisition, offset by non-cash warrants amortization increase of $0.2 million and stock compensation increase of $0.2 million, resulting in $1.7 million increase in operating expenses quarter over quarter mainly related to $1.2 million for operating expenses for Beam Europe, $0.3 million in customer service accommodation costs, $0.1 million related to facility expansion and $0.1 million mainly for consulting for government relations and engineering.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Revenues. For the nine months ending September 30, 2024 our revenues, while they were the second highest nine month revenues in our history and higher than any full year barring 2023, decreased 14% to $41.0 million compared to $47.3 million for the same period in 2023. Revenues to federal customers decreased by $11.5 million in 2024. During the first nine months of 2024, revenues from California represented 25% of total revenues. Revenues were diverse across federal, state and local governments, as well as enterprise and education sector customers. International customers comprised 20% of the revenues through September 30, 2024, and were primarily from Beam Europe. Revenues derived from non-government commercial entities increased by 136% for the nine months from 2023 to 2024 and were 30.5% of total revenues in 2024. For the nine months ended September 30, 2024, the Company’s sales to federal, state and local governments represented 69% of revenues. We continue to invest in sales employees, diversifying our product portfolio and expanding our geographic footprint to reduce our reliance on single large orders of our EV ARC™ product by federal agencies, although we believe that that opportunity still exists. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases and our new and existing products are brought to larger international audiences, our business will be less impacted by specific variations in order timing.

Gross Profit. For the nine months ended September 30, 2024, our gross profit was $5.1 million, or 12% of sales, compared to a gross profit of $0.8 million, or 2% of sales in the same period of 2023. The margin improved by 11 percentage points, compared to prior year. This is primarily a result of cost improvements developed during 2023 which are now being recognized and the positive margins we are generating from the acquisition of Amiga. Our gross profits were negatively impacted by $2.8 million for non-cash depreciation and intangible amortization. Our gross margin net of non-cash items was 18.3% in 2024 and 3.1% in 2023. We began to see some improvements on material pricing in 2023, which has continued to improve over time. We continue to make engineering changes and work with suppliers to improve our costs which, along with support from our Serbian facilities, we believe will continue to improve our gross profit over time.

Operating Expenses. Total operating expenses were $11.6 million, or 28% of revenues, for the nine months ended September 30, 2024, compared to $11.9 million, or 25% of revenues, for the same period in the prior year. When you remove the $4.5 million the non-cash decrease in fair value of contingent consideration for the Amiga acquisition in 2024 and $0.3 million increase in fair value of contingent consideration for the All Cell acquisition in 2023, the net change in fair value contingent consideration is $4.3 million offset by non-cash increases in warrants amortization expense $0.3 million, stock compensation $0.3 million, bad debt allowance $0.4 million resulting in $3.3 million increase in operating expenses. The increase is mainly related to $2.1 million for operating expenses for Beam Europe, $0.4 million for facility expansion, $0.3 million commissions due to earned at time of customer payment, $0.3 million in customer accommodation service costs and $0.2 million related to acquisition costs.

Liquidity and Capital Resources

At September 30, 2024, we had cash of $4.8 million, compared to cash of $10.4 million at December 31, 2023. We have historically met our cash needs through a combination of debt and equity financing. Our cash requirements are generally for operating activities.

Management believes the Company’s present cash flows will enable it to meet its obligations for twelve months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	September 30,
	2024	2023
Cash provided by (used in):
Net cash used in provided by operating activities	$(3,052)	$(13,768)
Net cash used in investing activities	$(3,658)	$(881)
Net cash provided by financing activities	$1,218	$27,726

For the nine months ended September 30, 2024, our cash used in operating activities was $3.1 million compared to cash used of $13.8 million for the nine months ended September 30, 2023. Net loss of $6.7 million for the nine months ended September 30, 2024 was decreased by ($1.2) million of non-cash expense items that included depreciation and amortization of $2.8 million, and employee stock-based compensation expense of $2.0 million offset by decreases of ($4.3) million for a change in fair value of contingent consideration liabilities and $0.1 million provision on credit losses. Cash used in operations included a $5.0 million decrease in accounts receivable as well as a $1.7 million decrease in accounts payable primarily for inventory, $0.6 million decrease in operating lease liability and $0.5 million decrease in long term liabilities offset by $0.4 million increase in inventory, $0.3 million increase in deferred revenue, and $0.2 million increase in accrued expenses.

For the nine months ended September 30, 2023, our cash used in operating activities was $13.8 million compared to $15.7 million for the nine months ended September 30, 2022. Net loss of $11.0 million for the nine months ended September 30, 2023 was increased by $3.2 million of non-cash expense items that included depreciation and amortization of $1.1 million, common stock issued for services for director compensation of $0.3 million, employee stock-based compensation expense of $1.3 million, change in the fair value of contingent consideration liabilities of $0.3 million and $0.3 million for stock compensation for non-employees. Further, cash used in operations included a $10.5 million increase in accounts receivable due to the increase in revenues and the timing of customer payments, a $1.1 million increase in inventory and $0.6 million decrease in deferred revenue for customer deposits. Cash generated from operations included a $4.3 million increase in accounts payable primarily for inventory, $1.4 million increase in accrued expenses, and $0.5 million decrease in prepaid expenses and other current assets.

Cash used in investing activities in the nine months ended September 30, 2024 included $2.7 million reduction of deferred consideration for a cash payment for the Amiga acquisition, $0.5 million used for the Telcom acquisition and $0.4 million for the purchase of equipment compared to $0.8 million purchased in the same period in the prior year, primarily transportation equipment, a sleeving machine and an automated welder used in our battery manufacturing and $0.1 million for patent costs.

For the nine months ended September 30, 2024, cash generated by our financing activities included $0.8 million for the exercise of warrants and $0.5 million in proceeds from public offering issuance of common stock compared to  $25.4 million in proceeds from the public offering issuance of common stock, net of offering expenses, $2.1 million for shares sold through the Company’s equity facility, $0.2 million for repayment of note payable and $0.1 million from the exercise of warrants for the same period in the prior year.

Current assets were $31.1 million on September 30, 2024, a decrease of $9.6 million at December 31, 2023, primarily due to decreases of $4.6 million in accounts receivable, $5.5 million in cash, $0.3 million in prepaid expenses and other current assets, offset by an increase of $0.8 million in inventory, $0.8 million in operating lease costs for Right of Use assets and $0.8 million in Goodwill related to the Telcom acquisition. Current liabilities decreased to $13.3 million at September 30, 2024 from $16.9 million at December 31, 2023, primarily due to a $2.7 million decrease in the fair value of contingent consideration liabilities and $1.4 million decrease in accounts payable offset by $0.2 million in operating lease liabilities and. As a result, our working capital decreased to $17.9 million at September 30, 2024 compared to $23.8 million at December 31, 2023.

The Company has been focused on product development, geographic expansion and on marketing and sales efforts to increase our revenues. Revenues increased annually by 45% from 2020 to 2021, 144% from 2021 to 2022, and 206% from 2022 to 2023 demonstrating that this investment has been successful. Improvements to gross profitability have been made despite the recent inflationary period. As revenues increase in the future, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit. Our engineering and operations teams have made several design changes and process improvements in our product development and manufacturing operations which have helped to increase labor efficiency and reduce material costs. In addition, the Company increased pricing in Q3 of 2023 for the first time to cover some of the inflationary cost increases, which we are beginning to benefit from as new orders are received and are shipped. Our Serbian operations are also able to contribute to further cost reductions to produce our products both in Europe and the U.S.

On March 22, 2023, the Company entered into that certain Supply Chain Line of Credit with OCI Limited (“OCI”), whereby OCI may provide a supply chain line of credit in the amount of up to $100 million based on the amounts of approved accounts receivable of the Company (the “Credit Facility”). In order to request a drawdown on the Credit Facility, the Company is required to submit a transaction request to OCI which sets forth the terms of the applicable account receivables, including but not limited to the name of the party responsible for the applicable account receivables (the “Obligor”), the terms of repayment and the amount of such receivables. The Company has no obligation to submit a drawdown request and OCI is not obligated to accept any drawdown request from the Company. In the event OCI accepts a drawdown request of the Company and upon satisfaction of certain conditions required by OCI to issue the drawdown, OCI will disburse funds to the Company for such drawdown in an amount equal to the full value of the applicable account receivables assigned to OCI minus any transaction expenses incurred by OCI and the full amount of interest to be incurred for such receivables over the term of the drawdown. The Company will pay interest on any drawdown at the Secured Overnight Financing Rate +300 basis points. Upon the disbursement of funds to the Company for a drawdown, the Company will assign all rights to such account receivables of the Obligor to OCI. The Company will act as a collection agent on any account receivable assigned to OCI and agrees to establish a designated bank account for the purpose of collecting payment on any applicable account receivables that are assigned to OCI. In the event (i) the Company is in material breach of the Credit Facility, (ii) the Company or the Obligor is insolvent or is subject to reorganization or liquidation, or (iii) any dispute related to an agreement with an Obligor or non-payment by an Obligor, OCI has the right to exercise any contractual rights it may have against Obligor, increase the interest rate to the agreed upon default interest rate, and demand immediate repayment by the Company for the outstanding amounts owed under such account receivables. The Company has also agreed to indemnify OCI for any losses incurred by OCI in connection with the Credit Facility. Either party may terminate the Credit Facility at any time by providing fifteen (15) days prior written notice to the other party. To date, Beam Global has not drawn on this line of credit.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. Based upon our evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in our internal controls over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The following material weaknesses existed as of December 31, 2023:

Material weaknesses:

•	During Q4 2023, the Company implemented NetSuite ERP system to automate operations and accounting for the San Diego and Broadview locations. We did not implement program change management and user access controls to ensure that:

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

Since these controls have a pervasive effect across the inventory transaction cycle, management has determined that these circumstances constitute a material weakness, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 and as a result, we did not maintain effective internal control over financial reporting as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. During the three months ended September 30, 2024, the Company has taken various actions to strengthen our internal control over financial reporting, including:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company and Kathy McDermott, the Company’s former Chief Financial Officer, entered into a consulting agreement effective November 11, 2024, whereby Ms. McDermott will consult with the Company related to the Enterprise Resource Planning (ERP) implementation in Serbia. The Company will pay Ms. McDermott $225 per hour for her consulting services. The consulting agreement will terminate on December 31, 2024 and may be extended by mutual agreement of the Company and Ms. McDermott. Pursuant to the consulting agreement, the Company granted to Ms. McDermott common stock under the Company’s equity incentive plan issued for payment of Ms. McDermott’s bonus of $300,000 earned by her for her services as the Company’s former Chief Financial Officer.

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.7	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

10.1	Amended and Restated Lease Agreement dated February 1, 2024	8-K	000-53204	10.1	3/28/2024

10.2	Amendment to Share Sale and Purchase Agreement dated February 16, 2024	8-K	000-53204	10.1	2/16/2024

10.3*	Consulting agreement with Kathy McDermott					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL					X

*Represents a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2024	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Lisa A. Potok
Lisa A. Potok, Chief Financial Officer (Principal Financial/Accounting Officer)

