Form 10-K
period 2024-12-31
Beam Global
filed 2025-04-11
CIK 1398805

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐ Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $65,075,516 based upon the closing price of $4.61 on the NASDAQ Capital Market on June 28, 2024.

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of April 8, 2025, was 15,494,852.

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

Overview

Beam is a clean-technology innovation company headquartered in San Diego, California with factories in the U.S. in San Diego, California and Broadview, Illinois and in Europe in Belgrade and Kraljevo, Serbia. We develop, design, engineer, manufacture, and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, infrastructure for Smart Cities (a city that uses technology to improve the quality of life for its residents), energy security and disaster preparedness and highly energy-dense battery solutions in safe, compact and unique form-factors. Additionally, we manufacture steel structures with electronic integration such as street lighting, cell towers and energy infrastructure products as well as power electronics including invertors, charge controllers, power supplies and LED lighting. Beam’s energy storage products provide high energy density in safe, compact and bespoke form-factors, which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid.

Our EV charging infrastructure products are powered by locally generated renewable energy and enable vital and highly valuable services in locations where it is either too expensive, disruptive, or impossible to connect to a utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. We do not compete with EV charging companies; rather, we assist these companies by offering infrastructure solutions that replace the time-consuming and expensive process of construction and electrical work which are usually required to install traditional grid-tied EV chargers. We also do not compete with utility companies. Our products enable utilities and others to deliver reliable and low-cost electricity to EV chargers and, in the case of a grid failure, to first responders and others, through our integrated emergency power panels.

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

We provide energy storage technologies that make commodity battery cells that we believe are safer, longer lasting and more energy efficient. Our battery management systems (BMS), and associated packaging, make batteries safer and usable in a variety of mobility, energy-security, and stationary applications.

Our street lighting and other street furniture products are mass produced and sold in 18 nations globally. We are increasingly adding power electronics, energy storage, computing, sensing and reporting to our street furniture products as we evolve them to provided greater levels of Smart Cities services.

Beam’s renewable energy infrastructure products and proprietary technology solutions target markets that are experiencing significant growth with annual global spending in billions of dollars.

•	EV charging infrastructure;

•	Smart Cities infrastructure;

•	energy storage solutions;

•	energy security and disaster preparedness;

•	transportation infrastructure products; and

•	Power electronics and telecommunications equipment

The Company focuses on creating high-quality products that are powered primarily by renewable energy, rapidly deployable, have diverse use cases and are attractively designed. We believe that there is a clear need for rapidly deployable and highly scalable EV charging and infrastructure for Smart Cities, and that our EV ARC™, BeamSpot™ and other street furniture products fulfill that requirement. We are agnostic to the EV charging service equipment as we do not sell EV charging, rather we sell products which enable it. Our EV ARC™ and BeamSpot™ products replace the infrastructure required to support EV chargers, not the chargers themselves.

We have over thirty years of experience deploying street-lighting, transportation, energy and telecommunications infrastructure products as a result of our 2023 acquisition of Amiga in Serbia. We have relationships with existing customers to whom we are now able to sell our renewably energized EV charging infrastructure products as well as our Smart Cities products.

During the second-half of 2024 we significantly expanded our product portfolio with the addition of rapidly deployed and highly scalable charging infrastructure products for electric bicycles, electric scooters, and electric motorcycles. We also introduced de-salination as a capability to enhance the lifesaving aspects of our disaster preparedness products. Powered by 100% renewable energy, this self-sufficient water treatment system converts seawater into vital freshwater. It is equipped with four eMopeds for efficient and rapid transport in environments such as disaster or crisis zones, where people need it most.

Our ability to make commodity battery cells safer, longer lived and more energy efficient in bespoke enclosures is, we believe, a significant differentiator as we move to an increasingly electrified and untethered world. All of our renewably energized products generate their own electricity and store it in integrated batteries. Our ability to create batteries which are energy dense and very safe in unique shapes and sizes, enables us to expand our reach through selling to customers which require specialized batteries such as drone manufacturers, robotic and medical devices, submersibles, refrigerated trucking units, and many other applications. We are also able to enhance our patented products which provide electric vehicle charging, energy security disaster preparedness through the creation of bespoke energy-dense and safe battery products which are unique to our in-house portfolio.

We believe our chief differentiators are:

•	Our patented, renewably energized products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure when compared to traditional, utility grid tied alternatives;

•	Our proprietary and patented energy storage solutions;

•	Our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

•	Our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions;

•	Our ability to add electrical capacity to provide for the significant increase demand brought by EVs, without having to go through expensive, time-consuming and risky utility grid expansion (adding power stations, transmission lines and distribution infrastructure like substations);

•	Our ability to create new and patentable products which are marketable and consist of a complex integration of our proprietary technology and parts with other commonly available engineered components, which create a further barrier to entry for our competition;

•	Our ability to create products which provide valuable solutions to nascent industries with very large market opportunities globally;

•	Our geographic footprint in North America and Europe, and existing customer base and contracts.

Products and Technologies

Electric vehicle charging infrastructure.

Our clean energy infrastructure products currently incorporate the same underlying technology with a built-in renewable energy source in the form of attached solar panels and/or a light wind generator, along with battery storage, which enables our products to generate and store their own electricity while operating without connecting to the utility grid. Our products are also able to connect to the grid if a customer values that capability. We believe that the U.S. and global utility grids lack sufficient capacity to supply enough electricity to all EVs, data centers, electrified industry and other electrical devices which are becoming increasingly available to consumers and business, especially considering the number of national and state governments that have announced future bans on the sale of gasoline and diesel vehicles, as early as 2035 in Europe, with most bans being put in place no later than 2040. Even locations with a grid connection often lack circuits which have enough capacity to support EV charging in any meaningful way. For example, parking lots might have enough electrical capacity to power lighting but not enough to power EV charging. Beam products provide that power without a requirement to increase the electrical grid capacity at a site which can often be, and we believe will increasingly be, expensive, disruptive, complex and time consuming.

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

Because EV ARC™ systems are highly visible, we believe that they are an ideal platform for sponsored deployments wherein networks of EV ARC™ systems are deployed and owned by us and monetized through sponsorship and naming-rights agreements with corporate sponsors who are eager to have their brands associated with renewable, clean-energy by sponsoring a city-wide sponsorship of free EV charging through what we refer to as our Drive on Sunshine™ network. We intend to deploy our Drive on Sunshine™ network in highly populated areas where we will deliver free EV charging while monetizing the network of EV ARC™ systems through corporate sponsorship programs. Our products also create significant reductions in greenhouse gas and CO2 emissions which, we believe, is a further inducement to encourage corporations to sponsor our network as they may benefit from the carbon offsets generated by a network of EV ARC™ systems. In 2024 we deployed our first sponsorship funded network of EV ARC™ systems at Belgrade International Airport in Serbia. Beam Global retains title to the EV ARC™ and receives recurring payments from Globos Osiguranje, Serbia’s only domestic private insurance company. Globos Osiguranje benefits from the promotion of their business as a result of their branding being prominently displayed on the EV ARC™ systems which are deployed in parking spaces in parking lots nearest to the airport terminal buildings. The Globos Osiguranje branded EV ARC™ systems are placed in locations that are visible as you arrive and depart from the airport. We also entered into an agreement with Vinci Airports, the world’s leading private airport operator with over 70 airports under management internationally, which does not require us to pay rent because of the amenity value that is delivered to the airport through the provision of a free driving on sunshine experience for their visitors and guests. We believe that we may be able to repeat this model in other Vinci airports around the world. We also believe that now that we have successfully proved that this business model works, we can further expand it into different types of environments where there are sufficient densities of people to make the advertising worthwhile.

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

•	EV ARC™ DCFC – DC Fast Charging system for charging EVs comprised of four interconnected EV ARC™ systems and a 24kW DC fast charger.

•	BeamSpot™ – patent issued on December 31, 2019, and currently.in the process of initial installation. A streetlight, EV charging and emergency power product which uses an existing streetlight’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging and emergency power without the need to do extensive construction or electrical work.

•	BeamBike™ - rapidly deployed, construction free, solar-powered charging system based on the patented EV ARC™ platform which generates and stores its own clean electricity, accessed through twelve integrated, weatherized 120 V outlets supporting any eBike charger. Supports 12 eBikes and is available with or without bundled eBike packages.

•	BeamPatrol™ - Rapidly deployed and easily transported, the BeamPatrol™ station allows law enforcement and safety personnel to charge and quickly access electric motorcycles without the need for any additional infrastructure or fuel. This innovative solution is ideal for law enforcement, customs and border patrol, the military, park services, air and seaport operations and any situation where the ability to rapidly gain access to an environment, without alerting targets of the operation, is required. BeamPatrol™ and the motorcycles generally have low maintenance and fuel costs and provide a highly reliable mobility solution while assisting in the carbon reduction efforts of the agencies that use the product. Available with, or without bundled Zero eMotorcyles.

•	BeamWell™ - based on the patented EV ARC™ system, is a self-sufficient, self-contained operational system for use in war zones and remote or disaster areas where only salt, brackish or dirty water is available because a reliable clean water supply is not available or has been interrupted. The BeamWell™ system provides three essential services to regions in crisis: it turns seawater into fresh water, which is then stored in an integrated 3000-liter tank that is replenished daily; it provides a source of electricity which can be used for medical or communications devices as well as cooking, refrigeration and lighting; and it charges four integrated and bundled Benzina Zero electric mopeds for the rapid distribution of food, water, medications or other vital resources, to those in need.

•	Smart Cities Infrastructure products – Street lighting, street furniture, communications infrastructure products, energy infrastructure products, with electronics integration including renewable energy sources, battery storage, sensors and IoT integration.

•	UAV ARC™ - patent issued on November 24, 2020, and currently under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

•	Power electronics and energy storage solutions for telecommunications, energy infrastructure and, in the future, our own patented product portfolio.

Energy Storage Solutions

According to MarketsandMarkets Analysis, the global lithium-ion battery market size is projected to grow from $130 billion in 2024 to $350 billion by 2033; and it is expected to grow at a compound annual growth rate (CAGR) of 12% from 2024 to 2033. We are living in an increasingly electrified world and more of the devices we rely on are no longer connected to a wall socket or any kind of utility connection. This untethering requires energy storage to be more energy dense and packaged in increasingly smaller and lighter formats. Physics dictates that the storage and release of electrical energy will create heat. In extreme cases this can lead to a chain reaction within a group of battery cells that can be difficult to stop, known as “thermal runaway”, which has led to some well publicized fires. Our energy storage products create high performance energy storage solutions used in EV charging, electric vehicles, micro mobility, aviation, medical devices, robotics, stationary storage, and maritime applications. We believe that we are unique in the EV charging industry in that we use our own proprietary energy storage solutions in our EV ARC™, BeamSpot™ and other EV charging products. Our proprietary and patented passive thermal management, modular platform architecture, and scalable battery management systems (BMS), enhance safety and performance to prevent thermal events, while extending battery life and reducing lifetime stored energy costs. We provide safe, scalable and high-powered energy storage solutions which have enabled electrified applications in many formats for Fortune 100 companies in the U.S and Internationally.

Energy Security and Disaster Preparedness

Power outages cost the United States up to $150 billion per year according to the United States Department of Energy. Our products are fully sustainable and include battery energy storage that can be used during times of grid or hydrocarbon fueled generator failure or during public safety power shutoff (PSPS) as may be required in certain jurisdictions. Our primary focus in energy security is to ensure access to EV recharging infrastructure during grid failures, such as blackouts. As the adoption of EVs increases, it will be critical to have fuel (recharging) infrastructure that is not reliant on the utility grid with its centralized vulnerabilities. We have witnessed power outages in Texas due to cold weather, in California due to wildfires and in California and New York due to hot weather and in other parts of the nation whenever inclement conditions such as high winds or flooding occur. California has also been susceptible to public safety power shutoffs (PSPS) to prevent fires during high wind events. There have been kinetic and cyber-attacks on the grid and the U.S. government has evidence of intrusions by nefarious nation state actors. A Wall Street Journal article reported that attacks on the US power grid rose 71% in 2022 over 2021. In April 2024, North American Electric Reliability Corporation (NERC), a division of the grid oversight body, reported that physical assaults on the grid have remained high since rising in 2022, with about 2,800 reports of gunfire, vandalism and other strikes on electrical networks in 2023. Some 3% of those attacks led to outages or other operational problems. Events such as these constitute significant vulnerabilities which are expensive, disruptive, inconvenient, and dangerous. As we electrify our transportation fleets, these events may become catastrophic. The U.S. has a Strategic Petroleum Reserve to ensure that it never runs out of gasoline and diesel, but there is no strategic electric reserve. The electrical grid faces unprecedented challenges as a result of increased frequency and intensity of extreme weather events, such as heat waves, wildfires, hurricanes, floods and other climate events which can disrupt the generation, transmission and distribution of electricity.

Beam’s products are a highly robust and secure source of power for EVs and provide a hedge against grid failures. Our EV ARC™ and BeamSpot™ currently provide locally generated and stored electricity. We are engaged with government officials at every level to increase awareness of our products and the benefits they can bring to energy security. We are increasingly hearing suggestions that 25% of all EV charging infrastructure should be independent of the centralized grid. We believe that our products are uniquely positioned to fulfill this need. We believe that our current contracts with California, Florida, New York City, and the Federal government through our General Services Administration (GSA) Multiple Award Schedule Contract ideally position us to take advantage of what we believe will be a significant increase for the requirements of robust and sustainable EV charging infrastructure. We believe our products are valuable and politically popular regardless of which administration is currently in power because they provide:

1.	American made products
2.	Reliable Clean Energy
3.	Energy Security
4.	American fueled transportation
5.	Communications and energy infrastructure

We believe that our products are ideally suited to fulfill all these requirements.

Traffic Telecommunications and Energy Infrastructure Products

On October 20, 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”), a business located in Serbia that manufactures and distribute steel structures with electronic integration, which products listed below we sell throughout the European region:

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

Our European operation has strong engineering, product development and manufacturing capabilities which is well suited to manufacture Beam’s current products, and assists in the development and manufacture of Beam’s new products, such as the BeamSpot™. We intend to introduce our portfolio of patented renewably energized products further in Europe the Middle East and Africa. Since Amiga's customer profile is similar to the customers with whom we have had success in selling our renewably energized products in the United States and we have observed that the sales cycles for these customers is generally faster.

On August 30, 2024, Beam acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Telcom engineers and manufacturers specialized power electronics includer invertors, charge controllers, power supplies and LED lighting. Telcom has electrical engineering, product development and manufacturing capabilities which are ideally suited to improve the Company’s current and future products for the global market. Telcom has a well-respected and highly talented team of electrical engineers, focused on power electronics and the integration of renewables and energy storage. We intend to continue to grow Telcom’s legacy business, and we believe that. Telcom’s portfolio of existing customers also offer further opportunities for expansion of our products in Europe.

Outdoor Media Advertising

The Company believes there is opportunity in the outdoor advertising space to place outdoor advertising content on Beam’s infrastructure products. The objective is to sell advertising space on our products to a company, with the proceeds being used to fund the delivery of EV ARC™ systems. While we believe this is a proven, successful business model, and our EV ARCTM provides a good platform for advertising for a company who seeks to promote their support of clean energy. In November 2024, the Company announced its first sponsorship agreement with Globos Osiguranje, one of Serbia’s premier insurance companies. Under the agreement, Globos Osiguranje sponsored five EV ARC™ solar-powered EV charging stations that are now deployed at Belgrade Nikola Tesla Airport, Serbia’s busiest international travel hub, and will provide free public electric vehicle (EV) charging. In order to facilitate this sponsored “Driving on Sunshine” initiative, Beam Global previously secured an agreement with Belgrade Airport, part of VINCI Airports, an operator of over 70 airports in 14 nations across the globe, to operate the network in prime locations at Belgrade Nikola Tesla Airport with further cooperation with VINCI Airports to be considered.

This milestone three-way partnership marks Beam Global’s entry into an owner-operator business model, generating income through a long-term annuity stream with recurring payments. By retaining ownership of the EV ARC™ systems, Beam Global secures a steady, predictable revenue stream while delivering sustainable solutions. Globos Osiguranje is uniquely able to provide “Driving on Sunshine” sponsored EV charging for free to EV owners because EV ARC™ systems do not require utility electricity and do not generate costs for the energy dispensed. Providing the EV charging for free while monetizing the sponsorship significantly lowers administrative costs and risks. We believe that the amenity value delivered to site hosts enables Beam Global to receive highly favorable economic terms on the parking spaces in which the EV ARC™ systems are placed. This unique model means that sponsorship payments are not diluted by typical operating costs, which might burden companies that do not have Beam Global’s technology advantage.

Strategy

Target Markets

Beam’s target markets consist of several broad segments: state, municipal and federal governments and agencies, corporations, universities, retail, hospitality, and international markets. These segments can further be broken down into increasingly granular segments as different market opportunities are identified.

Beam’s largest customers include the U.S. Federal Government, including the U.S. Army, Department of Veterans Affairs, Department of Homeland Security, United States Marine Corps, and many other federal agencies, the State of California, which is a conglomeration of California state agencies and municipalities. We have expanded the sale of EV ARC™ systems to 41 states throughout the U.S., three international countries, Puerto Rico and the U.S. Virgin Islands in the Caribbean. The largest customers that we sold in 2024 were the US Army, Department of Homeland Security, followed by the State of California.

In October 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”) which is a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, such as streetlights, cell towers, and ski lift towers. Amiga’s manufacturing capabilities are well suited to manufacture and sell Beam’s current products into the European market, which is a larger market than the U.S. Amiga has also a strong engineering team that can help to develop our new products for sale in both the U.S. and Europe. We believe this provides a strong growth opportunity for Beam’s products. Amiga’s target customers have typically been of municipalities and other government entities. Amiga's target market has typically been very similar to the target market that we have pursued in the United States and as a result we are now able to expand our selling efforts into much larger markets with what we believe are significantly improved opportunities.

On August 30, 2024, Beam acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment specializing in power electronics includer invertors, charge controllers, power supplies and LED lighting. Telcom has a well-respected and highly talented team of electrical engineers, focused on power electronics and the integration of renewables and energy storage. Telcom’s target customers have typically been focused on telecommunications infrastructure providers as well as providers of material rehandling equipment and other consumers of power electronics particularly where inversion and energy storage are concerned. Our energy security products with integrated battery storage renewable energy generation on power electronics deliver a further set of product opportunities for sales to Telcom’s existing customer base and to others with similar profiles. Therefore, we believe that the acquisition of Telcom creates opportunities for beam to broaden our target markets while at the same time improving our existing portfolio of products.

The factors below have been considered in determining favorable markets for our products:

•	Economic Factors. Our ability to deploy infrastructure with a fixed cost in environments with difficult, time consuming permitting and regulatory requirements and high construction and electrical costs.

•	Speed to deploy. As EV adoption increases and the stresses on existing utility grid infrastructure increase the requirement for EV charge and energy security infrastructure becomes more acute and more urgent. We are able to provide EV charging and energy security to locations in many cases in less time than it would take to pull permits for grid-tied solutions.

•	Scalability. Because we are not constrained by local construction, electrical and permitting requirements we are able to scale up EV charging and other energy infrastructure deployments in a manner which is not feasible with traditional approaches because of construction, design and engineering challenges inherent in in-the-ground solutions.

•	Sociocultural Factors. High concentration of EV drivers and a cultural desire to be good stewards of the environment.

•	Technological Factors. We believe our products are ideal for regions with good insolation, expensive energy costs, poor or degraded air quality, and a lack of capacity or expensive upgrade requirements for their utility grid.

•	Consumer Products. Auto manufacturers are delivering more diverse and popular EV models such as Ford’s F150 Lightning, GM’s electric Hummer, Rivian’s RT1, Ford’s E Mustang and Kia’s EV6.

•	Political Factors. Political statements, mandates and laws supporting policy to reduce carbon emissions through the electrification of transportation. State and local governments focusing on the transportation industry and the electrification of fleet vehicles to reduce carbon emissions.

Many of these factors have been important since the early days of EV adoption. Government tail winds are stronger than ever even in light of the recent administration change in Washington, with many nations and states announcing the outright ban on gasoline and diesel vehicle sales during the next two decades. In the U.S., while the federal government has become less enthusiastic about the acquisition of electric vehicles and electric vehicle charging infrastructure, there are still currently nine states that have announced plans to prohibit the sale of new internal combustion engine automobiles after 2035. California has announced a similar ban and seventeen other states have historically followed California’s regulations. In addition to all-electric car manufacturers such as Tesla, BYD, Lucid Motors, Rivian, Polestar, etc., most car companies now offer electric vehicle options for various types of vehicles. General Motors has committed to only offer zero-emissions vehicles by 2035 and six major automakers including Ford, Mercedes-Benz, Volvo and 3 others, along with 30 nations, signed a pledge to eliminate sales of new gas and diesel-powered cars no later than 2040 in leading markets. Automotive manufacturers have started production of electric vehicles which are more consistent with traditional car models that have been popular with U.S. consumers. GM has launched an electric Hummer which has 1000HP (compared to the gasoline version with 300HP) with a similar acceleration rate as the F150. The European Union has also announced a ban of the sale of internal combustion engine vehicles in 2035. Europe is the largest automotive market in the world with 405 million cars versus 320 million in China and 290 million in the United states.

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

Growth Strategy

Our growth strategy can be broken into the following sectors:

1.	Geographic expansion
2.	Product and technology portfolio expansion
3.	Customer segment diversification
4.	Targeted selective acquisitions

Geographic Expansion

Since the fourth quarter of 2023, we have been selling our products in the European market. We have undertaken a process of training salespeople in that region and equipping them with sales collateral so that they are able to adequately describe our product solutions and to educate our customers on the v Geographic expansion. That process has already borne fruit, most notably with our sales of EV ARCs™ to the British Army in Cyprus And the deployment of a sponsored network of EV ARCs™ at the Belgrade International Airport. Our Spanish partners GECI have sold EV ARCs™ in Spain And our Romanian partners have recently closed a sale in Romania. We now have sales representatives in many countries in Europe and the Balkans as well as in the Middle East and in Africa period. We believe that this level of geographic expansion will create many opportunities for us to expand our sales and revenues in the coming quarters. Historically our revenues and growth have all come from the US market. We're now selling into the US, North and South America, Europe, the Middle East and Africa. The needs in each of these markets are similar and our products capability of addressing those needs is, we believe, universal.

Product and technology portfolio expansion

Historically the majority of our revenues have been generated through the sale of a single product - the EV ARC. In the fourth quarter of 2024 beam global introduced several new products targeting energy security and the electrification of transportation.

1.	BeamBike™
2.	BeamPatrol™
3.	BeamSpot™
4.	BeamWell™
5.	BeamSkoot™

BeamBike™ is a rapidly deployed charging infrastructure product for electric bicycles. There's no construction or electrical work and because it generates and stores its own electricity it does not require a connection to the utility grid and it does not generate a utility bill. It is capable of charging 12 electric bicycles at the same time and we will sell it either without Electric bicycles so that existing owners and users can charge their e bikes outdoors, or as a bundle with the bicycles included through a partnership with our partner Benzina Zero.

BeamPatrol™ is a rapidly deployed charging infrastructure product for electric motorcycles. There's no construction or electrical work because it generates and stores its own electricity and does not require a connection to the utility grid and does not generate a utility bill. It is capable of charging 4 electric motorcycles at the same time and we will sell it either with out electric motorcycles so that existing owners and users can charge their electric motorcycles while they are out and about or we will sell it bundled with four electric motorcycles from zero motorcycles our partner. This product has been developed particularly to target the law enforcement community who are increasingly using electric motorcycles in place of gasoline models. Currently police departments in the US Europe and Asia are using these motorcycles and we believe that creating a bundle where the customer receives the motorcycles the charging infrastructure and all the fuel that the motorcycles will ever consume creates a significant opportunity for increased sales and revenues.

BeamSpot™ is a street light replacement product. It generates and stores its own electricity using a light wind generator and a tracking solar array period. The streetlight’s pole is full of our proprietary battery technology. This product has been designed to provide street lighting that does not fail during a blackout and also curbside electric vehicle charging without the need for extensive construction or electrical improvements. It is an ideal product for municipalities, airports, shopping malls, stadiums or any environment where there are large parking lots or the requirement to provide electric vehicle charging at the curb.

BeamWell™ is a rapidly deployed product which requires no construction or electrical work. It provides electricity for cooking refrigeration or other essential services. It is also equipped with a desalinization plant which enables it to convert salt water into clean drinking water. The product is further equipped with four highly ruggedized electric scooters which enable the operators of the product to deliver food, medical supplies or clean drinking water to constituents in environments where those resources are not readily available and because of wars or national disasters, it is not easy to drive larger 4 wheel vehicles to the locations where the people are in need. We have designed this product initially for deployment in Gaza where we expect non-government organizations to use it in the execution of their mission. We also believe that this will be an excellent product for post natural disaster recovery efforts. For example, hurricanes often knock out electrical supplies and spoil freshwater supplies due to saltwater storm surge. BeamWell™ Can be deployed in less than an hour after delivery and provide essential services to people in need either in war zones or in regions where natural disasters have struck.

BeamSkoot™ is a rapidly deployed charging infrastructure product for electric mopeds. There's no construction or electrical work and because it generates and stores its own electricity it does not require a connection to the utility grid and it does not generate a utility bill. It is capable of charging 4 electric mopeds at the same time, and we will sell it either without electric mopeds so that existing owners and users can charge outdoors, or as a bundle with the mopeds included through a partnership with our partner Benzina Zero.

As a result of our acquisition of Amiga in 2023, we are one of the largest manufacturers of streetlights in Europe. We have an extensive portfolio of bespoke and mass-produced street lighting solutions which we are selling in countries across the region. We also manufacture other steel structures with integrated electronics such as renewable energy production, telecommunications infrastructure and traffic portals.

We are increasingly enhancing our portfolio of products through the addition of software, power electronics and sensors period. A significant part of our growth strategy is based upon our belief that our customers will increasingly value data delivered to them from our extensive portfolio of products which we are continuing to make further developments in this area. We intend to make further developments in this area and we'll use a combination of in-house development solutions, so solutions acquired from others and potentially acquisitions. We believe that combining machine learning with AI in the type of sensor rich environments which we can deploy will create significant revenue opportunities.

Customer Segment Expansion

Historically a large proportion of our revenues have been derived through the sale of products to US governmental agencies. However, in 2024 we continued to increase the number of sales from corporate customers. Over 30% of our sales in 2024 were nongovernment sales. As part of our growth strategy for the last several quarters, we intend to continue to expand our focus on sales to nongovernment customers. We believe that our products provide a great deal of value to corporate customers who are increasingly concerned with energy security, carbon contribution reductions and technology solutions which do not require significant construction or electrical projects. At the same time, we will continue to focus significant selling resources on governmental agencies outside of the United States. In Europe, governments are still very actively pursuing the electrification of transportation and carbon reduction through the generation of electricity using renewable sources. In the Middle East there are large amounts of petrol dollars being spent on renewable energy technology and the electrification of transportation. We believe that Africa offers very significant opportunities as that continents 1.4 billion people increasingly adopt vehicles which are not powered by internal combustion engines. We believe that all these new customer segments will create opportunities for significant growth in 2025 and the years beyond.

Targeted Selective Acquisitions

Our strategic geographic and product portfolio expansion has been significantly enhanced by the acquisitions that we have already made. We have gained new technologies, new customers and new market opportunities while at the same time adding capabilities which have reduced our costs and enhanced our gross margins. Our acquisition of a battery manufacturing company in 2022 increased our patent portfolio, gave us access to new industries and opportunities, defended our supply chain, and has had a significant impact on reducing our cost of goods sold while improving our product. Our acquisition of a 250,000 square foot factory facility on 6 acres of land in Kraljevo, Serbia opened up new markets in Europe, the Middle East and Africa. It also enabled us to develop our BeamSpot™ product, reduce our cost of manufacturing both in Europe and the United states. It also enhanced our engineering and product development team in an extremely economically beneficial manner. Our acquisition of a power electronics company also based in Serbia means that we can now start to create bespoke electronics solutions for our products which will enable us to reduce our costs while improving our production periods. This acquisition also allowed us access to new customer segments. We take a highly disciplined and careful approach, where acquisitions are concerned, ensuring that we buy companies which are not only a good strategic fit for us but that also come with competent and engaged management teams at a price, and with a deal structure, which is not only good for everybody involved, but with particular emphasis on benefiting Beam Global shareholders. We continue to be acquisitive, and we are actively searching for opportunities which we believe will continue to improve our business model, our business operations, our revenues and profitability. We believe that there are areas of opportunity in further sourcing our manufacturing operations through the acquisition of companies who make components that are necessary to the operation of our products. We also believe that there are opportunities for us to acquire companies which may bring new technological progress to our organization in order to increase the barrier to entry for our competition and our ability to generate further revenues at higher gross profits. We will continue to seek targets and to endeavor to negotiate beneficial deals for Beam Global while at all times retaining our discipline and our commitment to making acquisitions that are well priced, well-structured and in the best interests of Beam Global shareholders

The electric vehicle market is expected to grow at a rapid pace, and it is expected that the EV infrastructure market will grow at a comparable pace to support the EVs. According to Market.us, research indicates that the EV infrastructure market is expected to reach $224.8 Billion by 2032 which is a 27.5% compound annual growth rate (CAGR) between 2024 – 2032. In December 2024, the California Energy Commission approved a plan for nearly $1.4 billion in funding for 17,000 new light-duty chargers statewide. We currently operate in three rapidly growing markets: EV charging infrastructure, energy storage (batteries), and energy security and disaster preparedness. We believe that our products have a global appeal and that we are at a very early stage in the development of our sector. We believe that our strategic growth plan will enable us to increase our user base and revenues while increasing profitability. Our strategic growth plan includes:

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

Sales and Marketing

Beam utilizes a combination of an in-house sales team and outside consultants, pairing customers with our sales specialists, or Clean Mobility Experts, to ensure their needs are met. Historically, almost all of our sales have been made by a relatively small in-house sales team based largely within the United States. In 2024, we started to execute on a new strategy of engaging outside sales resources such as distributors, resellers and agents. We view this salesforce strategy as an important part of our plan to increase sales while maintaining our operating costs at a low and stable level. The agreements we have put in place with distributors, resellers and agents are all performance based and as such we have no increase in our operational costs.

We believe we are increasingly able to be successful with an outside sales strategy due to the maturing of our internal sales processes and materials and collateral. We are currently in the process of designing a thorough selling process flow instruction manual. we're also developing a Sales Resource Center which will be hosted online and available to anyone we authorize.

We now have resellers and agents in the United States, Spain, Portugal, Italy, Caribbean, Central America, the Balkans, the Middle East, Africa and Australia. Certain of our selling collateral has already been translated into multiple languages and we are creating video and other content which will be used as selling aids by our own internal sales teams as well as the external resources we are engaging period. The external resources which we have recruited all have proven histories and good experience in selling infrastructure products to the types of customers with whom we have had success historically. Our European operations legacy business has for many years been supported by outsourced selling resources and we've been able to learn a great deal from their experiences while at the same time putting those same selling resources to work distributing the new products which we were introducing to the region. While it is early days for this relatively new strategy on our part, we are already starting to see the benefits from it and we believe that this will create significant opportunities for us to increase our revenues and profitability in new markets and the markets we're already addressing.

Our U.S. sales process is heavily focused on driving awareness of Beam Global solutions for charging needs. We have been investing more in marketing and videos. Beam uses research to identify potential customers, as well as contacts established through trade show events and in-bound calls. We also utilize a combination of regional and industry focused campaigns, nurturing campaigns, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, Twitter, and LinkedIn). Beam is, we believe, an industry leader in the sustainable EV charging infrastructure space, and we use our website and social media to highlight our innovative products and offerings.

Sales of our products can often have long sales cycles due to the capital expense, budgeting cycles, and the sophisticated nature of our products. We are working to decrease these sales cycles and believe with an increased focus beyond government agencies this will improve as we increase awareness and gain acceptance of our products as well as an increase in the urgency surrounding the deployment of EV charging infrastructure. Sales often rely on bureaucratic processes and funding approval which can result in extended sales cycles. We support our customers by identifying grants and the federal programs to reduce the cost of their purchase.

Our products may be eligible for various taxes and other incentives, which can significantly reduce the out-of-pocket expenses paid by our customers. Examples of these incentives include:

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

Major Customer Contracts

In 2024 and 2023, we had two major customer contracts, the State of California and the General Services Administration (GSA) Multiple Award Schedule (MAS) that accounted for 58% and 77% of revenues for the years ended December 31, 2024 and 2023, respectively. Each of these contract vehicles represents a highly diverse and dispersed customer prospect pool for Beam Global due to the extensive and varied nature of government departments within the Federal and California government spheres.

Contract with the California Department of General Services. Our contract with the California Department of General Services (the “California Contract”) permits California state and local government agencies, including cities, counties, special districts, California State universities, University of California systems, K-12 school districts, and community colleges, to purchase EV ARCs™, ARC Mobility™ Trailers, and our EV ARC™ DC Fast Charging Electric Vehicle Autonomous Renewable Charger and related accessories from us. The California Contract can also be used by state, local and municipal government entities throughout the U.S. Since 2018, we have sold 408 EV ARCs™ under the California Contract, for a total of $30.8 million through December 31, 2024, which includes 50 units totaling $3.9 million sold in 2023 and 124 units totaling $10.4 million sold in 2024. The term of the California Contract expires in June 2025, but the term may be extended upon mutual agreement for two additional one-year periods.

GSA MAS and GSA BPA Contracts. Effective November 2020, following an extensive evaluation process, Beam was awarded a five-year General Services Administration Multiple Award Schedule contract, which facilitates the purchase of various products by government agencies and other agencies seeking EV charging and disaster preparedness equipment. In addition, we were awarded a five-year GSA Blanket Purchase Agreement effective April 26, 2022, which allows federal agencies to purchase EV service equipment and related products. Both contracts help to simplify the federal procurement process and ensure the best pricing for the agency. We sold 717 EV ARCs™ through these contracts for $55.6 million in prior years and 189 EV ARCsTM for $16.5 million in 2024. We received several large contracts from the US Army, Department of Homeland Security, Department of Veteran Affairs, US Marine Corps and more through these cancellable contracts.

Competitors

EV Charging Infrastructure

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

•	EV Sheltron uses 20-foot shipping containers with batteries inside, solar panels on the roof and an EV charger bolted to the outside. They can deploy almost as fast as we can, and operate off grid, but there are several clear disadvantages:

o	Containers render a parking space unusable. Our products do not reduce available parking space, which is an aspect of our product that is protected by one of our patents. Most jurisdictions have a minimum number of parking spaces required for the use on the property. If you remove even one parking space, then the property can drop out of compliance. Our products do not reduce available parking but shipping containers in a parking space do.
o	Based on EV Sheltron’s design, we do not believe that it can withstand the same environmental conditions such as wind and seismic that our EV ARC product can.
o	A 20-foot shipping container does not fit into a standard legal parking space which measures nine feet by 18 feet. Two feet of the container will encroach on the drive aisle which is generally not a good idea and often illegal because drive aisles can also serve as fire lanes.
o	Shipping containers do not have BeamTrak™, our patented sun tracking product and cannot get the same energy density which means less electricity to deliver to EVs.
o	Shipping containers can be considered unsightly, and many property owners may not want them in their parking lots.

•	Paired Power offers a “pop-up” solar canopy, but we do not believe that it fits inside a legal sized parking space without reducing available parking. We also do not believe that it can withstand the same environmental conditions such as wind and seismic that our EV ARC™ product can. It also must be assembled by on-site personnel in contrast to our EV ARC™’s rapid assembly-free unfolding deployment.

Many solar installation companies are now fixing EV chargers to their parking lot structures and some are offering packages combining solar rooftop installations and EV charger installations for the residential marketplace. These installations are almost always grid-tied, require construction and electrical work and do not include energy storage.

Electrify America is another example of an entity which is providing free or discounted EV charging infrastructure Electrify America plans to spend $2 billion by the end of 2026 on EV charging infrastructure access and education programs in the United States ($800 million in California). Electrify America is a customer of Beam Global and has used our products to assist in the expansion of their EV charging network.

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

Our electric bike recharging product faces product competition from a variety of installers of bike sharing stalls and electric bike charging stations. Most electric bike stations that we are aware of are connected to utility grid and as a result rely on construction and electrical projects and the utility grid connection. We believe no other company is producing a robust on the rapidly deployed high school charging station which provides a secure location for the bicycles, the charging infrastructure, and all of the electricity that the bicycles will ever consume.

In general, adopters of electric motorcycles after engaged separate contractors and service providers for the provision of the charging which is necessary to keep those motorcycles active. We are not aware of any other company which provides a turnkey solution which includes a bundle with the motorcycles, the charging infrastructure and the fuel for the motorcycles under a single invoice there's no construction electrical work or project management or planning required.

Energy Security

Where energy security is concerned, we compete with companies that produce generators and combine solar and storage solutions. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider, Generac, and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have not observed that any of them have a product which provides all the same value and differentiation that our EV ARC™ product delivers because our EV ARC™ systems are transportable, rapidly deployed and offer multiple layers of value beyond EV charging and emergency power.

Our competitive advantage over these other solutions includes:

o	Rapid deploy ability and scalability of our products. Our products offer a turnkey solution, are manufactured in our facilities and can be deployed in less than an hour after delivery to a customer. This compares favorably with grid-tied alternatives which involve an entire ecosystem for the design, engineering, permitting, and constructing of civil projects which require engaging a company, or group of companies, including architects, civil engineers, electrical engineers, zoning specialists, consultants, general contractors, electrical contractors, and EVSE vendors. These grid-tied projects can take six months to two years to complete.
o	Lower total cost of ownership. Beam’s products are powered by renewable sources. As a result, there is no charge for on-going energy to power vehicles because our products do not generate a utility bill.
o	Ability to operate during blackouts and brownouts. Our battery storage enables our units to continue to operate when the utility grid is down because we rely on locally generated renewable sources for energy. Most of the EV ARC™ systems we deploy include an emergency power panel that provide emergency power to operate other devices and emergency equipment during outages. Typical grid-tied solutions fail during grid failures and do not provide a source of emergency power. Even those grid-tied solutions that have back up battery integration rely on the grid to charge their batteries. During prolonged grid failures, those systems fail while Beam products will continue to operate.
o	Because a grid connection is not required, Beam’s EV ARC™ can be located anywhere, including prime locations in the front of buildings or remote locations that are hard to connect to a grid. Most grid-tied chargers are deployed in locations where the utility grid is easy and inexpensive to connect to, which may be locations that are not easily accessible or unsafe for drivers. We believe that as EV charging expands, the cost of grid tied installations will increase dramatically for desirable locations such as in front of stores or where people want to park due to the cost and complexity of bringing the grid to the charger. The cost and complexity to deploy our products will not increase and in fact, we believe that, like any other manufacturing company, our costs will decrease while our efficiency and deployment velocity increases.
o	We believe that the utility grid lacks sufficient capacity to replace oil as transportation fuel. The grid was not designed and has not been updated to do this. In many markets the grid is already operating at maximum capacity particularly during hot weather when people increase their air conditioning requirements. Our products provide extra capacity to charge EVs without requiring complicated, time consuming, environmentally impactful, and risky expansions of the centralized utility grid infrastructure.

o	Environmentally sound product using clean energy. Grid-tied chargers rely upon electricity, more than 60% of which is generated by burning fossil fuels. The electricity our products provide is 100% emissions free. Furthermore, the construction activities required to dig trenches, manufacture, and pour concrete and perform the other tasks related to the construction and electrical installation of a grid-tied charger are environmentally impactful and reduce the environmental benefits of EVs. Our products are deployed with minimal or no disruption or environmental impact making them a cleaner choice.
o	Beam products can be relocated which gives the customer the flexibility to move it if a job site changes or business needs change. Grid-tied installations are a permanent solution. Many of our customers operate in leased facilities. The transportability of our products means that a customer can remove them when a lease matures whereas grid-tied solutions become tenant improvements and a sunk investment.
o	BeamTrak™, our patented solar tracking solution which causes the solar array to follow the sun generating up to 25 percent more electricity than a fixed array, is a significant advantage for our products over any similar offering. Our unique ability to deliver up to 25% more driving miles to an EV from an off-grid solar installation is, we believe, a significant differentiator.
o

Over time, we have continued to make improvements to our product, which increases our product’s energy production while reducing product costs, whereas the grid-tied competition is stuck at a theoretical maximum amount of energy that can be delivered at a given location.

Streetlights and integrated steel structures

The street light industry is highly competitive and there are several companies operating in Europe who directly compete with us. While cost is generally a major factor for our customers, the 30 years that our European facilities have spent successfully delivering product to customers gives us a competitive advantage, particularly with those customers with whom we've already done business. Smaller competitors are generally less well equipped and because they buy less raw materials, particularly steel, they tend to have higher cost structures where direct costs are concerned. We are often able to compete with the larger competitors through our local presence in the Balkans and through our more nimble and entrepreneurial approach to winning contracts.

Competitors:

1.    Petitejean S.A.S. – France

2.    Pali Campion SRL – Italy

3.    Valmont Polska Sp. z.o.o.V– Poland

4.    Dalekovod D.D. – Croatia

5.    Omega D.D. - Croatia

We believe that the combination of our legacy streetlight business with our patented portfolio of renewable energy security and EV charging products as well as our ability to create bespoke custom batteries, makes our product offering unique within the markets we are targeting period. We further believe that in certain circumstances the unique nature of our business will create a barrier to entry for our competition even in the legacy Street lighting and other integrated steel structure product businesses.

Manufacturing

We are headquartered in San Diego, California in a leased building of approximately 53,000 square feet professionally equipped to handle the significant growth possibilities we believe are in front of us. The facility houses our corporate operations, sales, design, engineering and product manufacturing. The San Diego lease expires on August 31, 2025 and we are currently exploring options.

We also lease a 37,800 square foot facility in Broadview, Illinois, where we produce our energy storage products for our own products and for a variety of other customers who need energy storage solutions. We intend to produce BeamSpot™ products in this facility as well.

In Europe we own a 45,033 square meter office and manufacturing facility in Kraljevo, Serbia on 6 acres of land that has adequate space and capacity to manufacture Amiga’s legacy product offerings as well as EV ARC™s and our other products as needed for the European market. We also lease a 465 square meter small business office in Belgrade, Serbia for Telcom.

All of our products are currently designed, developed and manufactured in one or more of these facilities. We have been able to reduce our costs and improve our quality by performing fabrication in-house. This also provides a good environment for improving the manufacturing process, as well as for the development of new products. Many of our suppliers are local, which allows for shorter lead times and lower transportation costs. The EV ARC™ product family including BeamBike™, BeamPatrol™, BeamWell™ and BeamSkoot™ requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee. Our BeamSpot™ product requires minor on site work you modify the existing three flights foundation so that it can support the extra load which beam spot with its solar array and wind turbine creates. We sell our Solar Tree® products as an engineered kit of parts to be installed by third parties employed by the buyer of the Solar Tree® kit.

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

Customer Concentration

During 2024, 62% of our revenue was attributable to federal, state, and local governments, compared to 80% in 2023. Furthermore, 25% of our revenue was attributable to the state agencies and municipalities in the State of California, compared to 14% in 2023.

Backlog

Our backlog on December 31, 2024, was $5.6 million. Our backlog on December 31, 2023, was $21.7 million. Reported backlog represents firm purchase orders or contracts received by customers for deliveries scheduled in the future.

Government Regulation

Businesses in general are subject to extensive regulations at the federal, state, and local level. We are subject to extensive government regulation relating to employment, health, safety, working conditions, labor relations, and the environment during the conduct of our business. In order for our customers to enable the installation of some of our products, they can be required to obtain permits from local and other governmental agencies. In the event that our customers elect to connect our products to the utility grid, they must comply with the applicable rules and regulations of the relevant state public utility agencies. or our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. There may also be government regulations that could impact us as we begin to sell into the European market. Changes to new government regulations may have a material adverse impact on our business, operating results, and financial condition.

Employees

As of December 31, 2024, we have 276 employees, of which 31 are temporary employees. Most of the temporary employees are retained through a temporary employment agency to maximize our flexibility and to reduce the risks and costs associated with permanent employees. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

ITEM 1A.	RISK FACTORS.

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future. We were formed on June 12, 2006, and have reported annual net losses since inception. For our fiscal years ended December 31, 2024 and December 31, 2023, we experienced net losses of $11.3 million and $16.1 million, respectively, including cash and non-cash expenses under generally accepted accounting principles. Non-cash expenses including depreciation, amortization, non-cash compensation and contingent consideration included in the above losses are $1.1 million and $4.3 million for fiscal years ended December 31, 2024 and December 31, 2023, respectively. Further, as of December 31, 2024, we had an accumulated deficit of $104.6 million. In addition, we expect to incur additional losses in the future, and there can be no assurance that we will achieve profitability. Our future viability, profitability and growth depend upon our ability to raise capital and successfully operate and expand our operations. We cannot ensure that any of our efforts will prove successful or that we will not continue to incur operating losses.

We may need to raise additional capital or financing to continue to execute and expand our business.  We will require additional funding in the near term to fund our operations and provide working capital. However, there is no guarantee that we can raise capital at terms that are acceptable to the Company. We may be required to pursue sources of additional capital through various means, including private and public offerings of our securities, sale and leasing arrangements, and debt financing. If the amount of capital we can raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly. If we do not have sufficient funds to continue operations, we could be required to seek dissolution and liquidation, bankruptcy protection or other alternatives that would likely result in our shareholders losing some or all of their investment in us. Even if we obtain equity or debt financing, it may be on terms not favorable to us, it may be costly and it may require us to agree to covenants or other provisions that may adversely affect our business. Additional funding, if obtained, may also result in significant dilution to our shareholders.

Our revenues are concentrated in a small number of customers and our revenue may decrease significantly if we were to lose one of these customers. We have a few large customers including the U.S. Army and the Department of Homeland Security that generated 15% and 7%, respectively, of revenues in 2024. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition. In addition, we were awarded several federal contracts in 2022, that may not be renewed in the future. The contract with the State of California can be used by a diverse group of state and local agencies within the state or across the country for the purchase of our products. The receipt of orders under this contract has been irregular and can create fluctuation in our revenues. In addition, there is no obligation for this customer to purchase any additional units, or to renew the contract when it expires. The State of California contract will expire on June 23, 2025.

Our revenue growth, in part, depends on consumers’ willingness to adopt electric vehicles. Our growth is highly dependent upon the adoption of electric vehicles (“EV”). If the market for EVs does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results may be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

•	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

•	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power without access to sufficient charging infrastructure;

•	improvements in the fuel economy of the internal combustion engine;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency on oil from unstable or hostile countries and the impact of international conflicts;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations and consumers’ perceptions about convenience and cost to charge an EV; and

•	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

The influence of any of these factors may negatively impact the widespread consumer adoption of EVs, which could materially adversely affect our business, operating results, financial condition and prospects.

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results. As part of our business strategy, we intend to make acquisitions to add complementary companies, products or technologies, such as our acquisitions of All Cell, Amiga and Telcom. Our acquisitions may not achieve our goals, and we may not realize benefits from any acquisition. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through one or a combination of equity, debt or cash from operations. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.

We may fail to realize all of the anticipated benefits of our acquisitions of All Cell, Amiga and Telcom or those benefits may take longer to realize than expected and our business, financial condition and results of operation could be materially and adversely affected. We may also encounter significant difficulties in integrating Amiga with Beam and its operations.

Our ability to realize the anticipated benefits of our acquisitions of All Cell, Amiga and Telcom will depend, in part, on our ability to integrate them, which may be a complex, costly, and time-consuming process. We will be required to devote significant management attention and resources to integrate the business practices and operations of the acquired business. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the fully expected benefits. In addition, the integration of the acquired business may result in material unanticipated issues, expenses, liabilities, competitive responses, and diversion of management’s attention. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our operations and could materially and adversely affect our business, financial condition and results of operations.

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

Amiga and Telcom are private Serbian companies that have not been subject to an audit by an accounting firm under U.S. GAAP standards and has not previously been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC or other corporate governance requirements. Amiga and Telcom are private Serbian companies. Prior to our acquisition of Amiga and Telcom, they had not had financial statements reviewed or audited by an accounting firm under U.S. GAAP standards and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As a result, we are required to implement the appropriate internal control processes and procedures over their financial accounting and reporting. We may incur significant legal, accounting, and other expenses in efforts to ensure that they meet these requirements. Implementing the controls and procedures that are required to comply with the various applicable laws and regulations may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in such an implementation could adversely affect our business, financial condition and operating results.

Our inability to successfully integrate Amiga and Telcom’s operations could adversely affect our operations; potential need for additional financing. Our acquisitions require significant attention and resources, which could reduce the likelihood of achievement of other corporate goals. We have experienced significant operating losses. As a result, we may need additional financing to help fund our business and satisfy our obligations, which will require additional management time to address. There is no assurance that we will realize the benefits of the acquisitions that we hope will be achieved.

As a result of the acquisitions of Amiga and Telcom, Beam expects to generate an increasing portion of its revenue internationally in the future and may become subject to various additional risks relating to its international activities, which could adversely affect its business, operating results and financial condition.

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

We are subject to foreign currency exchange rate and other related risks. With the acquisitions in Serbia, we are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates, especially the Euro and the Serbian Dinar, between the U.S. dollar and other currencies will impact our results of operations, financial condition, and cash flows. We also face risks arising from the imposition of foreign exchange controls and currency devaluations. Foreign exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing control. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.

We face intense competition, and many of our competitors have substantially greater resources than we do. Some companies are beginning to offer similar products that provide a similar infrastructure product that we do, utilizing solar energy to power EV charging in a transportable product, but currently they do not provide all of the features and advantages that we offer, and which are patent protected. However, we compete with traditional grid-tied charging stations. Our challenge is to market our products to ensure that potential customers in this industry are aware of our product offering. Competition in the solar renewable energy and EV charging industries is intense, and competition is fragmented among a wide variety of entities. We operate in a highly competitive environment that is characterized by price fluctuations and rapid technological change. Our competitors often have greater market recognition and substantially greater resources than we do. Competition in our market may intensify in the future. Competitors may develop products that may ultimately have costs similar to, or lower than, our projected costs. If we fail to compete successfully, our business will suffer and we may lose or be unable to gain market share and our business and results of operations would be adversely affected.

A significant portion of our revenue is derived from our core product category. We are dependent on revenues from our EV ARC™ products to be successful in the future. We also have energy storage products following our acquisition of All Cell Technologies, Inc. in 2022, steel structures with electronic integration from our acquisition of Amiga d.o.o Belgrade in 2023, specialized power electronics from our acquisition of Telcom in 2024, we offer our Solar Tree® product and we intend to bring our BeamSpot™ product to market, no assurance can be given that our sales will continue to have market acceptance or that they will continue to grow in the future. The loss or reduction of sales of this product category could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

The renewably energized EV charging industry is an emerging market that is constantly evolving and may not develop to the size or at the rate we expect. Solar and wind powered EV charging, is an emerging and constantly evolving market. We believe the industry may take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. Any future growth of EV charging, and the success of our products depend on many factors beyond our control. These factors include without limitation recognition and acceptance of EVs and EV charging products by customers and users, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives and our ability to provide our product offerings cost-effectively. If the markets for EV charging do not develop at the rate we expect, our business may be adversely affected.

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

We face risks related to the uncertainty regarding the future of international trade agreements and the United States’ position on international trade.

The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies. In February 2025, the U.S. government imposed tariffs on imports from China. If maintained and if extended to other countries, tariffs and the potential escalation of trade disputes with China and other countries could pose a risk to our business and could result in higher operating expenses. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and China and/or other countries, the response of such countries, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply of materials we purchase from companies in China or other countries targeted with tariffs.

Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our products, affect the demand for our products (if and once approved), the competitive position of our product candidates, and import of raw materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on demand for our offerings. Significant developments in alternative technologies, such as advances in other forms of distributed solar power generation, storage solutions, such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production, transmission and distribution, may have a material adverse effect on our business and prospects. Any failure by us to adopt new, or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

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

The success of our business depends on the continuing contributions of Desmond Wheatley and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel. We rely heavily on the services of Desmond Wheatley, our chairman and chief executive officer, as well as other management personnel. The loss of the services of Mr. Wheatley or any such individual would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors. Our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline, and we may not successfully execute our growth strategies. Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

We are exposed to various possible claims and hazards relating to our business, and our insurance may not fully protect us. Although we maintain modest theft, casualty, liability and property insurance coverage, along with worker’s compensation and related insurance, we cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. In particular, we may incur liability if one or more of our other products are deemed to have caused a personal injury. Should uninsured losses occur, they would have a material adverse effect on our operating results, financial condition, and business performance.

Cyber-attacks or other breaches of information technology security could adversely impact on our business and operations.

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

The equipment comprising our products currently charge at rates that are comparable to the average charging speed of competitors, but that may change in the future. Our standard EV ARC™ as a stand-alone does not provide a DC Fast Charge, rather, it charges EVs at a Level II pace which is consistent with the majority of installed EV chargers in the U.S. To date, we have found that since most EV trips are relatively short and local, the standard EV ARC™ has satisfied consumer demand. Our EV ARC™ HP DC Fast Charging Electric Vehicle Autonomous Renewable Charger can provide a DC Fast Charge, so we believe we can compete in that market. Nevertheless, the demand for faster EV charging may increase in the future, requiring us to adjust our marketing and sales strategies. There is no assurance that our equipment will remain competitive in the market in the future, causing possible customer complaints and claims, and a loss of sales in the future.

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

We may be adversely affected by inflationary or market fluctuations, including impact of tariffs, in the cost of component products that are used in our products or our cost of labor. The prices we pay for the principal items we use for the production of our products its materials are dependent primarily on current market prices. Our products may be impacted by commodity pricing factors, including the impact of tariffs, which in many cases are unpredictable and outside of our control. Any increased costs for materials and components used in our products could adversely affect our operating performance. Our cost of labor may be influenced by factors in certain market areas. Our hourly employees could be affected by wage rate increases in the federal or state minimum wage rates, wage inflation or local job market adjustments which could adversely impact our operating performance.

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

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of our products, which may significantly reduce demand for our products. Installation of a small number of our products is subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. In particular, our new BeamSpot™ product, designed to provide curbside EV charging through existing or newly installed street lampposts owned by municipalities and utilities, will require close cooperation with, and supervision by, local government agencies. We attempt to keep up to date about these requirements on a national, state, and local level, and must design systems to comply with varying standards. Certain cities may have ordinances that increase the cost of installation of our products. In addition, new government regulations or utility policies pertaining to power systems are unpredictable and may result in significant additional expenses or delays in the installation of our grid-connected products and, as a result, could cause a significant reduction in demand, especially for our BeamSpot™ product.

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

Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail.We maintain substantially all of our cash and cash equivalents in accounts with U.S. banks and financial institutions, including Bank of America and Silicon Valley Bank as a division of First Citizens Bank ("SVB"), and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”), and all deposits of SVB were transferred to SVBB under a systemic risk exception approved by the Federal Reserve, the U.S. Treasury Department, and the FDIC. While the Federal Reserve, the U.S. Treasury Department, and the FDIC announced in a joint statement on March 12, 2023 that all SVB deposits, including both insured and uninsured amounts, would be available in full to account holders, a similar failure of any of the financial institutions where we maintain our cash and cash equivalents could impact our ability to access uninsured funds in a timely manner or at all. There is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position, and liquidity.

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

Privacy concerns and laws, or other domestic or foreign regulations, may adversely affect our business. We are currently subject, and/or may in the future be subject, to numerous privacy and data security laws. For example, some U.S. states, members of the European Economic Area and other jurisdictions in which we operate have adopted some form of privacy and data security laws and regulations which impose significant compliance obligations. Management’s attention may be diverted, and our compliance costs and potential liability may increase as a result of additional national and international regulatory requirements related to data privacy and data security.

Failure to comply with anticorruption and anti-money laundering laws, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and similar laws associated with activities outside of the United States, could subject us to penalties and other adverse consequences. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Anti-Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, ensuring compliance may be costly and time-consuming, and responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.

Risks Relating to our Organization and our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in the delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets. Our common stock is listed on the Nasdaq Capital Market.  If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements and the minimum bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when people wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.  In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

We implemented a new accounting and perpetual inventory system in Q4 2023 which automated manufacturing, purchasing and inventory tracking functions which we believe will alleviate the material weakness in the future. Prior to Q4 2023, the Company performed manual processes during the year to track and control inventory and purchases. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future.

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

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

We believe we maintain an information technology and cybersecurity program appropriate for a company our size, taking into account our operations and risks. We are committed to cybersecurity and vigilantly protecting all our resources and information from unauthorized access. Our cybersecurity approach incorporates an employee policy, external resources to manage and monitor the evolving threat landscape, effective board oversight of cybersecurity risks and knowledgeable teams responsible for preventing and detecting cybersecurity risks.

Management and Board Oversight

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

Cybersecurity Risks

As of December 31, 2024, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, unauthorized transactions, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 53,000 square feet of office and warehouse space pursuant to a five-year lease that terminates on August 31, 2025. Our Chicago, Illinois office consists of 37,800 square feet of office and warehouse space and is located at 2600 S. 25th Avenue, Suite Z, Broadview, Illinois, 60155 with a lease term through January 31, 2029. We own a 45,033 square meter office and manufacturing facility on 6 acres of land at 1G Aerodromska Street in Kraljevo, Serbia and we lease a small business office in Belgrade, Serbia. We also lease a 465 square meter small business office at 27 Svetog Nikole street, Belgrade, Serbia with an indefinite period of time. The San Diego lease expires on August 31, 2025 and we are currently exploring options.

ITEM 3.	LEGAL PROCEEDINGS.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2024, and the date of this report, the Company is not involved in any material litigation matters.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “BEEM.”

On March 28, 2025, there were approximately 172 holders of record of our common stock. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurance that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

None.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Beam develops, manufactures and sells high-quality, renewably energized infrastructure products for electric vehicle charging infrastructure, energy storage, energy security, disaster preparedness and outdoor media advertising.

The Company has multiple product lines that incorporate our proprietary technology. Our off-grid EV charging and energy security products produce a unique alternative to grid-tied charging, having a built-in renewable energy source in the form of attached solar panels and/or light wind generator to produce power and battery storage to store the power. Versions of our charging infrastructure products are modified to support EVs, eMotorcycles, eBikes, desalination and auxiliary power. Our Smart Cities products combine structural elements with built in electronics, renewable energy generation, battery storage, sensors and IoT capabilities. These products are scalable and attractively designed and include:

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

On October 20, 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”), a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, including (i) infrastructure products for public lighting; (ii) infrastructure products for mobile telephone, networks and transmission lines; (iii) infrastructure products for tram, trolleybus, and railways; (iv) infrastructure products for contact networks, masts, portals and semi-portals for road and railway signaling; (v) large steel lattice structures for specific purposes (e.g., stadiums, factories, power plants, etc.); and (vi) distribution and command electrical cabinets. Amiga has engineering, product development and manufacturing capabilities which are well suited to manufacture and sell Beam’s current and future products in the European market. As a large European manufacturer of streetlights, Amiga is well positioned to assist in the development of the BeamSpot™ for both the European and US markets.

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

We believe that there is a clear need for a rapidly deployable and highly scalable EV charging infrastructure, and that our products fulfill that requirement. Unlike grid-tied installations which require general and electrical contractors, engineers, consultants, digging trenches, permitting, pouring concrete, wiring, and ongoing utility bills, the EV ARC™ system can be deployed in minutes, not months, and is powered by renewable energy so there is no utility bill. We are agnostic as to the EV charging service equipment or provider and integrate best of breed solutions based upon our customers’ requirements. For example, our EV ARC™ and Solar Tree® products have been deployed with Chargepoint, Blink, Enel X, Electrify America and other high quality EV charging solutions. We can make recommendations to customers, or we can comply with their specifications and/or existing charger networks. Our products replace the infrastructure required to support EV chargers, not the chargers themselves. We do not sell EV charging, rather we sell products which enable it.

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

Beam’s revenue as of December 31, 2024 was $49.3 million compared to $67.4 million in 2023. Although a decrease year over year, this was a 124% increase over December 31, 2022 revenue of $22.0 million. We believe that the decrease in revenue is a result of order timing, uncertainty in the U.S. government’s zero emission vehicle strategy related to, and following the presidential election and evolving certification requirements for energy storage systems requiring updates to our EV ARC™ products which we believe will be completed in the first quarter of 2025. These matters have particularly impacted our larger federal customers and we do not believe that they signify any fundamental reduction in demand for our products. Our pipeline of prospective customer orders has increased during the same period, although we cannot be sure of when, or if, those prospective orders will turn into actual sales. As we have continued investment in our sales resources, in September of 2024, we hired a new Vice President of Sales in the U.S. and a new Director of Channel Partnerships in Europe to drive growth in commercial and government sectors. Revenues were diverse across federal, state and local governments, as well as enterprise and education sector customers. International customers comprised 25% of the revenues as of December 31, 2024 verses 15% for the year ended December 31, 2023. Revenues derived from non-government commercial entities increased by 229% for the twelve months from 2023 to 2024 and were 38% of total revenues in 2024. For the twelve months ended, December 31, 2024, the Company’s sales to federal, state and local governments represented 62% of revenues verses 80% of total revenues in 2023. We continue to invest in sales employees, marketing resources, diversifying our product portfolio with new product offerings and expanding our geographic footprint to reduce our reliance on single large orders of our EV ARC™ product by federal agencies, although we believe that that opportunity still exists. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases and our new and existing products are brought to larger international audiences, our business will be less impacted by specific variations in order timing.

We have in place a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement (BPA) which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. We have continued to invest in our federal business channel, which has helped us to identify federal opportunities and increased awareness of our product and outreach with federal agencies. In the beginning of 2024, we saw strength in federal orders with a new order announced in January 2024 from the U.S. Army Corps of Engineers, Army Material Command (AMC) for $7.4 million. A number of federal tax incentives remain, like the 30% federal solar tax credit and Rule 179 accelerated depreciation, which provide strong financial incentives for many of our targeted commercial customers. In addition, there continues to be support for funding EV charging infrastructure at the state level.

With our acquisitions of Amiga and Telcom, we now have a facility in Europe that can manufacture and sell Beam products for the European market. Europe is the largest market in the world for electric vehicles and is a strong proponent of clean energy. We believe there is a lot of potential for growth in this region. We also expect the electric vehicle market to continue to experience significant growth over the next decade as evidenced by 61 new electric vehicles that were launched in 2022 which will require additional EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth. Our geographic expansion into Europe and our additional business development activities in the Middle East and Africa are, we believe, also providing opportunities for growth which are not dependent on, or impacted by, shifts in US government and zero emission vehicle strategies. The new products we have brought to market offer values which are also not dependent upon US federal government investment. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized EV ARCTM and BeamSpot™ products can play a major role in the provision of EV charging infrastructure in Europe.

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

In addition, EV ARC™, BeamBike™, BeamWell™ and BeamPatrol™ products have fulfilled the requirements to receive the CE mark (Conformité Européenne), a mandatory symbol indicating that a product meets European Union (EU) health, safety and environmental protection requirements, allowing it to be freely traded within the European Economic Area (EEA).

The Company reported a positive gross profit of $7.3 million for 2024, compared to $1.2 million gross profit in 2023. Our gross margin improved as a percentage of sales, year over year, and was 14.8% for 2024, up thirteen percentage points from the gross margin reported in 2023. The increase was primarily because we have implemented cost improvements in late 2023 as a result of design changes to the EV ARCTM as well as operational improvements and positive margins generated from the acquisition of Amiga. Additionally, for the year ending December 31, 2024, 24.1% of ARC sales reflected the price increase implemented in 2023. Our gross profits included a negative impact of $3.2 million for non-cash depreciation and intangible amortization. Our gross margin net of non-cash items was 21.2%. We expect to see our costs of goods sold continue to decrease over time. We have continued to implement lean manufacturing process improvements and making engineering changes to our products which we expect to result in cost reductions. Many of the components that we integrate into our products are manufactured by others. This is consistent with our strategy to take advantage of the investment by large and well-funded organizations in the improvement, and reducing costs, of various components and sub-assemblies which we integrate into our final product. We continue to identify components and sub-assemblies that may be more cost effective to outsource, which we believe may further reduce our costs, increase our gross margins, and significantly increase the potential output from our factory. We expect that the receipt of orders may be inconsistent quarter over quarter, however, we expect that in the long term, our revenues will grow as we expand our product offerings and geographic reach and because we expect to see a significant increase in the demand for electric vehicle charging infrastructure. As such we do not anticipate significant pricing pressure on our products. The increase in demand for electric vehicle charging infrastructure and, we believe, over the long term, our revenues, combined with the cost-cutting measures described above, lead us to believe that we will continue to see improvement in our gross margins in the future. Beam Europe has the capability to perform several activities which we outsource in the US. We believe that in combination with a generally less expensive operating environment in Serbia, we will be able to produce our products in Europe less expensively than in the U.S., even as we continue to reduce our costs in the U.S.

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

Valuation Allowance on Deferred Income Taxes. The Company ensures that taxes are computed in accordance with ASC 740 and the appropriate valuation allowance is recorded. Management estimates the percentage change in pre-tax book loss/income and makes projections of future taxable loss/income in order to perform this assessment. We have recorded a valuation allowance to reduce our net deferred tax assets to zero, primarily due to historical net operating losses (“NOLs”) and uncertainty of generating future taxable income. If we determine that it is more likely than not that we will realize a deferred tax asset that currently has a valuation allowance, we will need to reverse the valuation allowance, reflecting an income tax benefit in our statements of operations at that time. This type of adjustment could result in a material adjustment to our financial statements.

Valuation of Share-Based Costs. We currently have share-based awards that include warrants, stock options, restricted stock awards, restricted stock units and performance stock units. We measure and recognize compensation expenses for all share-based payments based on an estimation of grant date fair value of our share-based awards. The fair value of stock options and the warrants are calculated using a Black-Scholes model which requires input of interest rates, stock volatility, stock prices, etc. Share-based compensation expense is then recognized based on an allocation of the fair value on a straight-line basis over the requisite service periods of the awards. The RSU and RSAs fair value is based on the market price of our common stock on the date of grant. The determination of the amount of share-based compensation expense for our performance stock units requires the use of certain estimates and assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of operations. For performance RSUs, at each reported period, we reassess the probability of the achievement of corporate performance goals to estimate the number of shares to be recorded as a liability. Stock compensation expense is a very large expense on our statement of operations and poor estimates could have a material effect on our financial statements.

Results of Operations

Comparison of Results of Operations for Fiscal Years Ended December 31, 2024 and 2023

Revenues. For the year ended December 31, 2024, our revenues decreased 27% to $49.3 million compared to $67.4 million for 2023. Although a decrease year over year, this was a 124% increase over December 31, 2022 revenue of $22.0 million. During the year ended December 31, 2024, $15.5 million, or 32% product sales, were to Federal customers. State and Local governments customers accounted for 30% of revenues. We continue to invest in sales, marketing and government relation employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit/(Loss). The Company reported a positive gross profit of $7.3 million, a 14.8% gross margin for the year ended December 31, 2024, compared to a gross profit of $1.2 million, a 1.8% gross margin in 2023. As a percentage of sales, the margin improved by thirteen percentage points primarily because we have implemented cost improvements in late 2023 as a result of design changes to the EV ARCTM as well as operational improvements and positive margins generated from the acquisition of Amiga. Additionally, 24.1% of ARC sales in 2024 reflected the price increase implemented in 2023. The gross profit includes a non-cash negative impact of $0.7 million for amortization of intangible assets resulting from the All Cell acquisition. Without this non-cash expense, gross profit for 2024 would be $8.0 million, a 16.3% gross margin. Our engineering team has continued to implement design changes during 2024 which reduced the bill of materials for the EV ARCTM, improving the product margins throughout 2024. We expect the Company’s revenue to grow in the future and our fixed overhead absorption to continue to improve.

Operating Expenses. Total operating expenses were $19.0 million for the year ended December 31, 2024, compared to $17.5 million in the prior year. The 2024 operating expenses included $3.8 million increase due to having a full year of operations of the Serbian acquisitions offset by a decrease in operating expenses for our U.S. operations of $2.3 million. The $1.5 million increase in 2024 operating expense includes a benefit of $4.7 million related to the non-cash change in fair value of contingent consideration for the Amiga acquisition, offset by $3.8 million increase in operating expenses for Beam Europe (full year of operations), increase of $0.7 million for salaries, benefits and related costs, increase of $0.6 million for stock option expenses, increase of $0.4 million for audit, tax and outside service consultants and $0.4 million increase in customer service accommodation costs.

Liquidity and Capital Resources

At December 31, 2024, we had cash of $4.6 million, compared to cash of $10.4 million at December 31, 2023. We have historically met our cash needs through a combination of debt and equity financing and more recently through gross profit contributions. Our cash requirements are generally for operating activities and acquisitions.

Management believes the Company’s present cash flow will enable it to meet its obligations for twelve months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	December 31,
	2024	2023
Cash provided by (used in):
Net cash used in operating activities	$(2,193)	$(13,307)
Net cash used in investing activities	$(4,054)	$(5,708)
Net cash provided by financing activities	$1,203	$27,717

For the year ended December 31, 2024, our cash used in operating activities was $2.2 million compared to $13.3 million for the year ended December 31, 2023 Net loss of $11.3 million for the year ended December 31, 2024 was decreased by $3.7 million of non-cash expense items that included $3.7 million for depreciation and amortization, $3.6 million for stock-based compensation and $0.8 million in amortization of operating leases offset by $4.4 million for change in fair value of contingent consideration liabilities pertaining to the true-up of the earnout payment for Amiga. Cash used in operations included a $0.9 million decrease in accounts payable, $0.6 million decrease in noncurrent liabilities related to the long term deferred tax liability, a $0.2 million decrease in accrued expenses related to short term taxes payable, $0.2 million increase in inventory and $0.1 million increase in prepaid expenses and other current assets. In addition, cash provided by operations included $8.2 million decrease in accounts receivable and $0.4 million increase in deferred revenue.

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

For the year ended December 31, 2024, cash used in investing activities was $4.1 million which included $2.7 million cash for payment of deferred consideration in connection with the acquisition of Amiga, $0.8 million for the purchase of equipment to increase the throughput in our facilities and $0.5 million cash for the acquisition of Telcom, net of cash acquired. Cash used in investing activities in the year ended December 31, 2023, included $4.7 million cash for the acquisition of Amiga, net of cash acquired, $0.9 million for the purchase of equipment to increase the throughput in our facilities to meet the increased production levels and $0.1 million for spending on patents.

For the year ended December 31, 2024, cash generated by our financing activities was $1.2 million which included $0.8 million proceeds from public warrant exercises, and $0.5 million from the sale of stock under our committed equity facility offset by $0.2 million used for restricted stock unit vesting. In 2023, cash generated by our financing activities was $27.7 million which included $25.4 million proceeds from a public offering to fund our acquisition of Amiga and for working capital, $2.1 million from the sale of stock under our committed equity facility and $0.2 million proceeds from public warrant exercises.

Current assets decreased to $27.1 million at December 31, 2024 from $40.7 million at December 31, 2023, primarily due to a $7.9 million decrease in accounts receivable and $5.8 million decrease in cash. Current liabilities decreased to $13.3 million at December 31, 2024 from $16.9 million at December 31, 2023, primarily due to a $2.7 million decrease in deferred consideration, current, for a cash payment owed for the Amiga acquisition paid at the beginning of 2024, $0.8 million decrease in accounts payable and $0.3 million decrease in accrued expenses, partially offset by an increase of $0.1 million contingent consideration and $0.1 million in other current lease liabilities. As a result, our working capital decreased to $13.8 million at December 31, 2024 compared to $23.8 million at December 31, 2023. While the Company did not identify an impairment as of December 31, 2024, it has noted a decline in stock price during the first quarter of 2025 that may indicate a decrease in the fair value of the Company which could trigger an impairment.  The Company is in the process of conducting an assessment to determine if an impairment is indicated and believes a material impairment of goodwill is possible during 2025.

The Company has been focused on marketing and sales efforts to increase our revenues, and we believe those efforts have led to an increase in revenues by 144% from 2021 to 2022 and 206% from 2022 to 2023. Even though there was a decrease in revenues by 27% from 2023 to 2024, we believe our marketing and sales efforts have been impactful. The Company improved its gross profit in 2024, and it is expected to improve in the future as a result of a price increases and benefits from cost reductions from several design changes. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit further. The Company continued to see material cost reductions as synergies are recognized, especially with steel and battery cells, and we expect this trend to continue. This combined with engineering and manufacturing improvements should result in increasing gross profit margin on the EV ARC™ in the future.

The Company may be required to raise capital to fund its operations until it achieves positive cash flow, which is predicated on increasing sales volumes and the continuation of production cost reduction measures. The Company could pursue other equity or debt financing. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow. There is no guarantee that profitable operations will be achieved, or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weakness in internal controls as identified below under “Management’s Report on Internal Control Over Financial Reporting”.

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

During the period covered by this filing, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the short time period between the date of our acquisition of Telcom in August 2024 and our fiscal year end on December 31, 2024, we have excluded Telcom from the scope of our assessment and from management's report on internal control over financial reporting. Telcom is a small business and represents 0.9% of our 2024 revenues and 0.2% of our 2024 net loss. There was no material change to its internal control over financial reporting due to the acquisition. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, we do not have sufficient internal controls over financial reporting and procedures to ensure that all the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The following material weaknesses identified as of December 31, 2023 and continued to exist as of December 31, 2024. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Material Weaknesses

•	Ineffective design and implementation over Information Technology General Controls (“ITGCs”)
•	The Company does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory.
•	The Company did not maintain adequate controls relating to documentation of the review and approval of reconciliations and other schedules prepared internally to be included or disclosed in the financial statements. Many of our reports and reconciliations are performed in Excel spreadsheets, and we did not adequately validate the segregation of duties between the preparer and the approver with a signature and time stamp.
•	Appropriate segregation of duties that would adequately restrict user access and ensure adequate review of transactions. Because we are a small company, many employees have multiple job responsibilities, and during the implementation in Q4, the access was allowed for employees to access necessary tasks. As we move forward into 2025, we will assign access to ensure the proper segregation of duties. Additionally, we need to ensure the employees are adequately trained and able to resolve issues timely. The Company needs to establish appropriate procedures for change management to ensure changes to the system are formally approved, properly restricted to appropriate personnel, and adequately tested.
•	The Company did not maintain sufficient controls related to Beam Europe
•	The Company did not complete a Sarbanes-Oxley (SOX) Section 404A assessment

Remediation Efforts

To address the material weaknesses described above, we have undertaken an action plan to strengthen internal controls and procedures including:

•	Establishing policies and procedures in the information technology area to mitigate internal controls weaknesses;
•	The Company implemented NetSuite ERP system to automate operations and accounting for the San Diego and Chicago locations, we continue to implement additional configuration to utilize the internal controls features of the system fully;
•	Implemented a manual process for completing an allocation of labor and overhead to our products on a timely basis;
•	Implemented a reconciliation and approval process that was active throughout 2024;
•	Began to assign access to ensure the proper segregation of duties, despite being a small company where many employees have multiple responsibilities.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2024, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

During the quarter ended December 31, 2024, the Company actively engaged in remediation efforts to address the previously identified material weaknesses in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. During the quarter ended December 31, 2024, we improved our accounting processes and documentation, introduced new accounting procedures, and provided training to our accounting personnel. Except for the remediation efforts described above, there have been no significant changes in our internal control over financial reporting during the last period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During the three months and the year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

At Market Issuance Sales Agreement

On April 11, 2025, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $8 million from time to time, at our option, through B. Riley as our sales agent, subject to certain terms and conditions. Upon our delivery and B. Riley’s acceptance of a placement notice, B. Riley will use commercially reasonable efforts to sell shares, consistent with its normal trading and sales practices, in transactions deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by B. Riley and us. B. Riley may also sell the shares of common stock in negotiated transactions, subject to our prior approval. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 (File No. 333-272396), as supplemented by a prospectus supplement dated April 11, 2025. We will pay B. Riley a commission of up to 3.0% of the gross proceeds of the sale of any shares sold through B. Riley. To date, no shares have been sold under the Sales Agreement. We are not obligated to make any sales under the Sales Agreement and no assurance can be given that we will sell any shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. We have provided B. Riley with customary indemnification rights. The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10 to this Annual Report.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our directors and executive officers as of December 31, 2024:

Name	Age	Position
Desmond Wheatley	58	President, Chief Executive Officer, and Chairman of the Board of Directors
Lisa Potok	55	Chief Financial Officer
Mark Myers	49	Chief Operating Officer
Anthony Posawatz	64	Director
Judy Krandel	59	Director
George Syllantavos	60	Director

Below is a summary of the business experience of each of our executive officers and directors:

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

Judy Krandel has served as director of the Company since December 2023. She currently serves on our Audit, Compensation, Nominating and Governance and Equity Oversight Committees. Mrs. Krandel currently serves as the CFO of Nephros, Inc (NASDAQ: NEPH). since November 2023. Mrs. Krandel served as the Chief Financial Officer of Recruiter.com Group, Inc. (NASDAQ: RCRT) from June 2020 to September 2023. From November 2016 until December 2019, she served as Chief Financial Officer, and then Senior Business Development Consultant for PeerStream, Inc. From March 2012 until November 2016, Mrs. Krandel was the Portfolio Manager for Juniper Investment Company, a small-cap hedge fund. Mrs. Krandel spent the early part of her career as an equity analyst and portfolio manager focusing on small-cap public equities. In the past, she had served on the board of directors of Lincoln First Bancorp, Snap Interactive (NASDAQ: PALT) and Cynergistek in the digital media and healthcare cybersecurity industries. She is a graduate of the Wharton School of Business of the University of Pennsylvania with a degree in finance and the Booth School of Business of the University of Chicago with an MBA in finance and accounting.

George Syllantavos has served as director of the Company since December 2023. He currently serves on our Audit, Compensation, Nominating and Governance and Equity Oversight Committees. My Syllantavos has served as the Founder, Co-CEO and CFO of Stellar V Capital Inc. since September 2022. Mr. Syllantavos is a member of the Board of Directors, member and chairman of the Audit Committee, member of the Compensation Committee, and member of the Nominating Committee of Cepton Inc. (NASDAQ: CPTN) since February 2022, and Non-Executive Director of SevenSeas Investment Fund since March 2019, Founder and Managing Director of Nautilus Energy Management since February 2013. Previously, Mr. Syllantavos was the Founder, co-CEO and CFO of Growth Capital Acquisition Corp. (NASDAQ: GCAC) from May 2020 to February 2022, has served as a board member and the Chair of the audit committee of ITHAX Acquisition Corp. (NASDAQ: ITHX) February 2021 to July 2022 and has served as a board member of Phunware Inc. (NASDAQ: PHUN) from December 2018 to December 2021. Mr. Syllantavos holds a bachelor’s degree in industrial engineering from Roosevelt University in Chicago, IL and a Masters of Business Administration in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School at Northwestern University, in Evanston, IL.

Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. We believe that our Board is composed of a group of leaders in their respective fields. All of the current directors have executive experience at public companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing other companies. Further, our directors also have other experiences that make them valuable members and provides insight into issues relevant to the Company.

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

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors focuses on the most significant risks facing us and our general risk management strategy and also ensuring that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our Board leadership structure supports this approach.

Board Diversity

The following matrix discloses, as of December 31, 2024, the gender and demographic backgrounds of our Board as self-identified by its members in accordance with Nasdaq Listing Rule 5606.

BOARD DIVERSITY MATRIX AS OF DECEMBER 31, 2024

Board size:
Total Number of Directors	5
	Female	Male
Gender:
Directors	1	4
Demographic Background
White	1	4

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

Audit Committee. The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairman of the Audit Committee, qualifies as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Judy Krandel is the Chairman of the Audit Committee and our Audit Committee financial expert, and George Syllantavos and Anthony Posawatz are the other members of the Audit Committee. The Audit Committee's duties are to recommend to our Board of Directors the engagement of an independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. The charter of the Audit Committee is available on our website at www.beamforall.com.

Compensation Committee. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers. George Syllantavos is the Chairman of the Compensation Committee, and Anthony Posawatz and Judy Krandel and are the other directors who are members of the Compensation Committee. Each of the members is independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning the compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. The charter of the Compensation Committee is available on our website at www.beamforall.com.

Nominating and Governance Committee. The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof. Anthony Posawatz is the Chairman of the Nominating and Governance Committee, and George Syllantavos and Judy Krandel are the other director members of the Committee. Each of the members is independent under NASDAQ’s independence standards. The charter of the Nominating and Governance Committee is available on our website at www.beamforall.com.

Equity Oversight Committee. The Equity Oversight Committee is responsible for matters related to the offering of securities of the Company. Anthony Posawatz, George Syllantavos, and Judy Krandel are members of the Equity Oversight Committee.

Board Meetings and Director Communications

In 2024, the Board of Directors held 3 meetings and each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which such person has been a director and (ii) the total number of meetings held by all committees of the Board of Directors on which such person served during the periods that he or she served as a director. Although we have no formal policy regarding director attendance at annual meetings of stockholders, we encourage all directors to attend such meetings.

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

Considerations in Evaluating Director Nominees

Our nominating and governance committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, our nominating and governance committee will consider the current size and composition of our Board of Directors and the needs of our Board of Directors and the respective committees of our Board of Directors. Some of the qualifications that our nominating and governance committee considers include, without limitation: issues of character, integrity, and judgment; independence; diversity, including diversity of experience; experience in corporate management, operations, finance, business development, and mergers and acquisitions; experience relevant to the Company’s industry; experience as a board member or executive officer of another publicly held company; length of service; and any other relevant qualifications, attributes, or skills. Nominees also must have the ability to offer advice and guidance to our Chief Executive Officer based on past experience in positions with a high degree of responsibility and should be leaders in the companies or institutions with which they are affiliated. Director candidates must have sufficient time available in the judgment of our nominating and governance committee to perform all Board of Directors’ responsibilities and responsibilities of those committees on which they serve.

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

Board Leadership Structure

The Board has not adopted a specific policy on whether the same person should serve as both the Chief Executive Officer and Chair of the Board or, if the roles are separate, whether the chair should be selected from the non-employee directors or should be an employee. The Board believes it is appropriate to retain discretion and flexibility to make these determinations from time to time as needed to provide appropriate leadership for the Company. At this time, the Board believes that a combined role of Chairman of the Board and Chief Executive Officer, along with Board committees that are chaired by independent directors is the appropriate leadership structure for the Company at this time. The combined role fosters open communication between the Board and management team, provides both groups with unified leadership and promotes efficient development and execution of the Company’s strategic plan. The board appointed Anthony Posawatz as its lead independent director on April 16, 2021.

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

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2024. Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2024, Mr. Wheatley, our current President and Chief Executive Officer, was an employee. Compensation for Mr. Wheatley is discussed in “Executive Compensation.”

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Awards	Total
Anthony Posawatz	$103,201	$125,000	$228,201
Peter Davidson	$51,168	$62,500	$113,668
Judy Krandel	$81,927	$125,000	$206,927
George Syllantavos	$84,102	$125,000	$209,102

(1)	Represents the cash quarterly retainer and the meeting attendance fees earned by the non-employee directors.

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

Equity Compensation

In January of each year, each non-employee director are granted a certain number of shares of restricted common stock equal to $125,000 divided by the average daily closing price of our common stock for the preceding month and rounded up to the nearest 100. The restricted common stock vests quarterly in four (4) equal installments.

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”) containing policies and procedures governing the purchase, sale and/or other dispositions of our securities by Company Insiders (including officers and directors as well as certain other employees identified pursuant to the Insider Trading Policy), or by us. Such policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy is filed as an Exhibit to this annual report on Form 10-K. In addition, it is our practice to comply with applicable laws and regulations relating to insider trading.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe, except as set forth below, that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2024:

•	Form 3 reporting the initial securities ownership of Mark Myers for shares granted in January 2024.
•	Form 4 reporting stock award granted to Mark Myers in January 2024.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company during the years ended December 31, 2024 and 2023 to (i) each person who served as the Company’s chief executive officer during fiscal 2024, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2024 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2024 (sometimes referred to collectively as the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Deferred Compensation ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(1)		Total ($)
Desmond Wheatley	2024	384,616	–	400,000	–	–	–	264,317	(1)	1,048,932
President and Chief	2023	400,000	–	400,000	–	–	–	–		800,000
Executive Officer

Lisa Potok	2024	298,702	–	155,000	–	–	–	–		453,702
Chief Financial Officer	2023	25,833	–	12,917	–	330,395	–	–		369,145

Mark Myers	2024	231,369	–	90,000	–	223,500				544,869
Chief Operating Officer	2023	–	–	–	–	–	–	–		–

Sandra Peterson	2024	216,782	–	–	–	237,500		149,355	(2)	603,637
VP of Sales and Marketing	2023	195,000	–	39,000	–	–	–	219,644	(2)	453,644

Officers as a Group	2024	1,131,469	–	645,000	–	461,000	–	413,672		2,651,141
	2023	620,833	–	451,917	–	330,395	–	219,644		1,622,789

(1)	Mr. Wheatley’s all other compensation reflects RSA’s and RSU’s vested.
(2)	Ms. Peterson’s all other compensation reflects commission income. Ms. Peterson resigned from the company as of December 31, 2024.

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

On November 10, 2022, the Board approved a stock grant under the Company’s 2021 Equity Incentive Plan, consisting of (i) a one-time grant of 142,500 restricted stock units (“RSUs”) and (ii) a target number of 142,500 performance restricted stock units (“PRSUs”) to further incentivize and align Mr. Wheatley’s interest with the Company. For the RSUs, 50% vested upon the grant date, 25% will vest on February 1, 2024 and 25% will vest on February 1, 2025. The PRSUs are tied to three year revenue and gross margin goals for the company and will vest upon determination of performance by the Compensation Committee during January or February 2025. On December 15, 2022, the Board approved an increase in Mr. Wheatley’s annual cash compensation from $300,000 to $400,000 and his target bonus was increased from 25% to 100% of his base pay effective January 1, 2022.

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

Sandra Peterson. Ms. Peterson, the Company’s former VP of Sales and Marketing, and the Company agreed to an offer letter dated December 16, 2019 whereby the Company agreed to pay Ms. Peterson an annual salary of $195,000 per year. Ms. Peterson is eligible for an annual bonus up to 20% of her base salary subject to performance metrics established by the Company as well as commission compensation equal to one half percent of the total, or portion of the total sales price actually received by the Company of any sale of our products after achieving an annual target of $10,000,000 in revenue. Upon Ms. Peterson’s appointment, the Company also granted Ms. Peterson an option to purchase up to 49,104 shares of the Company’s common stock at an exercise price equal to $4.57 which vested over a four-year period. The Company additionally granted Ms. Peterson 50,000 shares of the Company’s common stock on Jan 2, 2024, at an exercise price equal to $6.31 which vests over a four-year period. Ms. Peterson resigned from the Company effective as of December 31, 2025.

Mark Myers. Mr. Myers, the Company’s Chief Operating Officer, and the Company agreed to an offer letter dated December 19, 2023, whereby the Company agreed to pay Mr. Myers an annual salary of $250,000 per year. Mr. Myers was eligible for an annual bonus up to 50% of his base salary subject to performance metrics established by the Company. Upon Mr. Myers’s appointment as its Chief Operating Officer, the Company also granted Mr. Myers an option to purchase up to 50,000 shares of the Company’s common stock at an exercise price equal to $5.90 which vests over a four-year period.

Severance and Change in Control Agreements

Mr. Wheatley’s employment agreement with the Company provides for a payment in an amount equal to four times his annual compensation if he is terminated for reasons other than mutual agreement, his death, his breach or other cause, or upon his disability, as defined in the agreement.

On February 9, 2021, the Board adopted a Change in Control Severance Benefit Plan. The Plan provides severance benefits to eligible participants upon selected terminations of service in connection with a change of control of the Company. The Plan provides that upon termination of service of a participant by voluntary resignation of employment by the participant for good reason (which good reason occurred within the three (3) months prior to or twelve (12) months following the effective date of a change of control), or by the Company without cause, and the satisfaction of certain other requirements, the participant may receive certain (i) cash severance payments; (ii) bonus severance payments; (iii) health insurance premium payments; or (iv) acceleration of vesting of outstanding options or other equity awards as provided in the Plan. The Company’s Chief Financial Officer, Lisa Potok, the Company’s VP of Sales and Marketing, and the Company’s Chief Operating Officer, Mark Myers, are participants under the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2024.

Option Awards

Name and Principal Position	Number of securities underlying unexercised options (#) exercisable (1)		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Desmond Wheatley	87,000		–		7.50	10/17/2026
President and Chief Executive Officer	–		–		–	–
Lisa Potok	20,319		54,681	(2)	5.50	12/4/2033
Chief Financial Officer
Mark Myers	12,188		37,813	(3)	5.90	1/15/2034
Chief Operations Officer
Sandra Peterson	49,104		–		4.57	12/31/2025
VP of Sales and Marketing	12,500	(4)			6.31	12/31/2025

(1)	Stock options to purchase our common stock were granted pursuant to our 2021 Stock Incentive Plan except for Ms. Peterson’s grant of 49,104 options and Mr. Wheatley’s grant of 87,000 options, which was granted pursuant to our 2011 Equity Incentive Plan.
(2)	1,563 of these stock options vest monthly and will be fully vested on November 30, 2027.
(3)	1,042 of these stock options vest monthly and will be fully vested on December 31, 2027.
(4)	Ms. Peterson resigned from the company as of December 31, 2024 and her stock options expire on 12/31/2025.

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

On June 9, 2021, the Company’s stockholders approved the Beam Global 2021 Equity Incentive Plan (the “2021 Plan”) under which 2,000,000 shares of the Company’s common stock are reserved to be issued pursuant to the exercise of stock options or other awards granted under such plan in addition to the 630,000 shares previously reserved under the Beam Global 2011 Stock Incentive Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of the Company’s common stock as of the preceding December 31, or a lesser number as may be determined by our board of directors or compensation committee.

We provide the following discussion of the timing of option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K.  Equity awards are discretionary, and our Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2024, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Incentive Plan Awards

From January 1, 2024 through December 31, 2024, the Company granted a total of 358,700 stock options under the 2021 Plan, which were granted to 76 of its employees.

The following table sets forth certain information regarding our 2011 and 2021 Plan as of December 31, 2024:

Number of Securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
663,004	$6.69	3,679,528

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

The effect of this provision in our articles of incorporation is to eliminate the rights of Beam Global and our stockholders (through stockholder’s derivative suits on behalf of Beam Global) to recover monetary damages against a director or officer for breach of his fiduciary duty of care (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (ii) above. This provision does not limit or eliminate the rights of Beam Global or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s or officer’s duty of care. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

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

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2025 by:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers;
(3)	each of our directors; and
(4)	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on March 28, 2025.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2025. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 15,043,048 shares of our common stock outstanding as of March 28, 2025.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Beam Global, 5660 Eastgate Drive, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Named Executive Officers, Directors and Director Nominees:
Desmond Wheatley (1)	286,024	1.89%
Lisa Potok (2)	28,125	*
Sandra Peterson (3)	68,896	*
Mark Myers (4)	17,709	*
Anthony Posawatz (5)	130,530	*
Peter Davidson (6)	63,190	*
Judith Krandel (7)	61,442	*
George Syllantavos (8)	61,206	*
All current executive officers and directors as a group (8 persons) (9)	717,126	4.70%
5% Stockholders:

Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Mr. Wheatley is our President, Chief Executive Officer and Chairman of our Board of Directors. His beneficial ownership consists of 87,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 28, 2025.
(2)	Ms. Potok is our Chief Financial Officer. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after March 28, 2025.
(3)	Ms. Peterson was our VP of Sales and Marketing. Her beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable by December 31, 2025. Ms. Peterson resigned from the company as of December 31, 2024.
(4)	Mr. Myers is our Chief Operating Officer. His beneficial ownership consists of shares of common stock issuable pursuant to stock options exercisable within 60 days after March 28, 2025.
(5)	Mr. Posawatz serves as a member of our Board of Directors. His beneficial ownership consists of 130,534 shares that have been issued pursuant to RSAs.
(6)	Mr. Davidson serves as a member of our Board of Directors. His beneficial ownership consists of 63,190 shares that have been issued pursuant to RSAs.
(7)	Mrs. Krandel serves as a member of our Board of Directors. Her beneficial ownership consists of 61,442 shares that have been issued pursuant to RSAs.
(8)	Mr. Syllantavos serves as a member of our Board of Directors. His beneficial ownership consists of 61,206 shares that have been issued pursuant to RSAs.
(9)	Beneficial ownership consists of 132,834 shares of common stock subject to options exercisable within 60 days of March 28, 2025, in each case beneficially owned by our current executive officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the director and executive officer compensation arrangements and indemnification arrangements discussed above under “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” since January 1, 2022, we have not been a party to any transactions in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest, other than compensation described above in “Non-Employee Director Compensation” and “EXECUTIVE COMPENSATION”.

Policies and Procedures for Related Party Transactions

Our audit committee charter states that our audit committee is responsible for reviewing and approving in advance any related party transaction, which is a transaction between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two fiscal years, and in which a related person has or will have a direct or indirect interest. Our audit committee has adopted policies and procedures for review of, and standards for approval of, such a related party transaction. For purposes of these policies and procedures, a related person is defined as an executive officer, director, or nominee for director, including his or her immediate family members, or a beneficial owner of greater than 5% our common stock, in each case since the beginning of the most recently completed year. Prior to the creation of our audit committee, our full Board of Directors reviewed related party transactions, with any directors abstaining from matters in which the director had an interest.

It is our intention to ensure that all future transactions between us and our officers, directors, and principal stockholders and their affiliates are approved by the audit committee of our Board of Directors and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth all fees accrued or paid for audit and tax fees for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023
Audit Fees (1)	$798,765	$786,068
Audit Related Fees (2)	–	255,200
Tax Fees	–	–
All Other Fees	–	–
	$798,765	$1,041,268

(1)	Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit Related Fees consist of professional services related to issuance of consent letters.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2024 and 2023, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed and were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2024, there were no other professional services provided by Marcum LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Marcum LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

2.	Financial Statement Schedules

None

3.	Exhibits

The following exhibits are included with this filing:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement By and Between Beam Global and All Cell Technologies, LLC dated February 16, 2022	8-K	001-38868	10.1	2/23/2022

2.2	Share Sale and Purchase Agreement dated October 6, 2023	8-K	001-38868	10.1	10/6/2023

2.3	Amendment to Share Sale and Purchase Agreement dated February 16, 2024	8-K	000-53204	10.1	2/16/2024

2.4	Share Sale and Purchase Agreement dated August 30, 2024	8-K	001-398805	10.1	9/5/2024

3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	001-38868	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 19, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Certificate of Correction to the Amendment After Issuance of Stock, filed December 15, 2023					X

3.7	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.8	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.					X

4.2	Form of Investor Warrant	S-1	333-226040	4.2	4/11/2019

4.3	Warrant Agency Agreement by and between Envision Solar International, Inc. and Corporate Stock Transfer, Inc.	8-K	001-38868	4.2	4/18/2019

4.4	Form of Representative Warrant	8-K	001-38868	4.1	4/18/2019

4.5	Form of Warrant issued to bridge lender on August 27, 2018	8-K	001-38868	10.3	8/31/2018

4.6	Form of Warrant for Bridge Refinance Convertible Secured Promissory Note	S-1	333-226040	4.6	3/25/2019

5.1	Opinion of Weintraub Tobin Chediak Coleman Grodin					X

10.1*	2011 Stock Incentive Plan of Envision Solar International, Inc., dated as of August 10, 2011	10-Q	001-38868	4.1	8/15/2011

10.2*	Form of Restricted Stock Agreement	10-Q	001-38868	10.3	11/14/2019

10.3*	Form of Stock Option Agreement	10-Q	001-38868	10.4	11/14/2019

10.4*	Change in Control Severance Benefit Plan	8-K	000-53204	10.2	2/12/2021

10.5	Lease Agreement – 5660 Eastgate Dr.	10-Q	000-53204	10.1	11/12/2020

10.6	2021 Beam Global Equity Incentive Plan	8-K	001-38868	10.1	6/14/2021

10.7	Common Stock Purchase Agreement	8-K	001-38868	10.1	9/2/2022

10.8	Registration Rights Agreement	8-K	001-38868	10.2	9/2/2022

10.9*	Restricted Stock Unit Award Agreement	8-K	001-38868	10.1	11/17/2022

10.10*	Performance Stock Unit Award Agreement	8-K	001-38868	10.2	11/17/2022

10.11	Binding Letter of Intent Agreement dated June 12, 2023	8-K	001-38868	10.1	6/16/2023

10.12*	Offer Letter to Lisa Potok dated November 15, 2023	8-K	001-38868	10.1	12/8/2023

10.13*	Offer Letter to Mark Myers dated December 19, 2023					X

10.14	Departure of VP of Sales Sandra Peterson Dated October 1, 2024	8-K	001-38868		10/7/2024

10.15	Amended and Restated Lease Agreement dated February 1, 2024	8-K	000-53204	10.1	3/28/2024

10.16*	Consulting agreement with Kathy McDermott	10-Q	001-38868	10.3	11/14/2024

10.17	At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated as of April 11, 2025					X

19.1	Beam Global Insider Trading Compliance Policy					X

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP)					X

23.2	Consent of Weintraub Tobin Chediak Coleman Grodin (included in Exhibit 5.1)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

97.1	Clawback Policy	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	X

* Indicates a management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

Not applicable

Beam Global

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Beam Global

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beam Global (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Intangible Assets

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements, as of December 31, 2024, the Company’s goodwill and intangible assets were $10.6 million and $8.0 million respectively. As disclosed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable

Auditing management’s impairment test was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting units. Assumptions are affected by expected future market and economic conditions.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the management’s impairment analysis included the following, among others:

•	Assessing methodologies and testing the completeness and accuracy of the underlying data used by the Company.
•	We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.
•	We tested the assumptions used to estimate the fair values of the reporting unit.
•	Performed sensitivity analyses over the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2024.

New York, NY

April 11, 2025

Beam Global

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$4,572	$10,393
Accounts receivable, net of allowance for credit losses of $259 and $448	8,027	15,943
Prepaid expenses and other current assets	2,243	2,453
Inventory, net	12,284	11,933
Total current assets	27,126	40,722

Property and equipment, net	13,704	16,513
Operating lease right of use assets	1,893	1,026
Goodwill	10,580	10,270
Intangible assets, net	8,037	9,050
Deposits	119	62
Total assets	$61,459	$77,643

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,959	$9,732
Accrued expenses	2,462	2,737
Sales tax payable	195	209
Deferred revenue, current	847	828
Note payable, current	63	40
Deferred consideration	–	2,713
Contingent consideration, current	93	–
Operating lease liabilities, current	696	615
Total current liabilities	13,315	16,874

Deferred revenue, noncurrent	800	402
Note payable, noncurrent	199	160
Contingent consideration, noncurrent	216	4,725
Other liabilities, noncurrent	3,380	3,787
Deferred tax liabilities	1,290	1,698
Operating lease liabilities, noncurrent	971	455
Total liabilities	20,171	28,101

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of December 31, 2024 and December 31, 2023.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 14,835,630 and 14,398,243 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	15	14
Additional paid-in-capital	147,072	142,265
Accumulated deficit	(104,643)	(93,361)
Accumulated Other Comprehensive Income (AOCI)	(1,156)	624

Total stockholders' equity	41,288	49,542

Total liabilities and stockholders' equity	$61,459	$77,643

The accompanying notes are an integral part of these Financial Statements

Beam Global

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues	$49,336	$67,353

Cost of revenues	42,040	66,149

Gross profit	7,296	1,204

Operating expenses	18,953	17,465

Loss from operations	(11,657)	(16,261)

Other income (expense)
Interest income	205	261
Other income (expense)	110	(36)
Interest expense	(34)	(12)
Other income	281	213

Loss before income tax expense	(11,376)	(16,048)

Income tax (benefit) expense	(94)	12

Net Loss	(11,282)	(16,060)

Net foreign currency translation adjustments	(1,781)	624
Total Comprehensive Loss	$(13,063)	$(15,436)

Net Income (loss) per share - basic/diluted	$(0.77)	$(1.30)

Weighted average shares outstanding - basic/diluted	14,621	12,345

The accompanying notes are an integral part of these Financial Statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

(In thousands)

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2023	10,178	$10	$100,498	$(77,301)	$–	$23,207
Stock issued for director services - vested	31	0	382	–	–	382
Stock issued to (released from) escrow account - unvested	(17)	–	–	–	–	–
Stock-based compensation to consultants	6	–	1,704	–	–	1,704
Settlement of earnout related to acquisition	447	1	7,050	–	–	7,051
Employee stock-based compensation expense	–	–	1,950	–	–	1,950
Proceeds from issuance of common stock, pursuant to public offering	3,063	3	25,421	–	–	25,424
Warrants exercised for cash	29	–	185	–	–	185
Accumulated Other Comprehensive Income (AOCI)	–	–	–	–	624	624
Stock issued for acquisition and expenses	452	–	2,968	–	–	2,968
Sale of stock under Committed Equity Facility	209	–	2,107	–	–	2,107
Net loss	–	–	–	(16,060)	–	(16,060)
Balance at December 31, 2023	14,398	$14	$142,265	$(93,361)	$624	$49,542
Stock issued for director services - vested	72	–	462	–	–	463
Stock issued to (released from) escrow account - unvested	82	–	–	–	–	–
Stock-based compensation to consultants	62	–	278	–	–	278
Employee stock-based compensation expense	–	–	2,538	–	–	2,538
Proceeds from issuance of common stock, pursuant to public offering	–	1	–	–	–	1
Warrants exercised for cash	128	–	810	–	–	810
Stock option exercise and restricted stock unit vestings (cashless)	12	–	(164)	–	–	(164)
Impact of foreign currency translation	–	–	–	–	(1,780)	(1,781)
Stock issued for acquisition and expenses	83	–	387	–	–	387
Sale of stock under Committed Equity Facility	82	–	496	–	–	496
Net loss	–	–	–	(11,282)	–	(11,282)
Balance at December 31, 2024	14,919	$15	$147,072	$(104,643)	$(1,156)	$41,288

The accompanying notes are an integral part of these Financial Statements

Beam Global

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(11,282)	$(16,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,683	1,862
Provision on credit losses	(189)	(548)
Change in fair value of contingent consideration liabilities	(4,416)	259
Employee stock-based compensation	3,601	2,675
Disposal of property and equipment	130	–
Amortization of operating lease right of use asset	817	612
Abandoned patent costs	65	–
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	8,182	(9,452)
Prepaid expenses and other current assets	(142)	918
Inventory	(201)	2,584
Deposits	(57)
Increase (decrease) in:
Accounts payable	(889)	4,829
Accrued expenses	(242)	1,023
Operating lease liability	(1,098)	(628)
Sales tax payable	(13)	175
Deferred revenue	445	(1,230)
Other long term liabilities	(587)	–
Deferred tax liabilities	–	(326)
Net cash used in operating activities	(2,193)	(13,307)

Investing Activities:
Acquisitions, net of cash acquired	(513)	(4,651)
Purchase of property and equipment	(828)	(937)
Payment of Deferred Consideration	(2,713)	–
Funding of patent costs	–	(120)
Net cash used in investing activities	(4,054)	(5,708)

Financing Activities:
Proceeds from sale of common stock under committed equity facility, net of offering costs	496	2,107
Taxes paid related to net share settlement of equity awards	(164)	–
Proceeds from warrant exercises	809	185
Borrowings of note payable	61	–
Payments of equity offering costs	–	–
Proceeds from issuance of common stock, pursuant to public offering	1	25,425
Net cash provided by financing activities	1,203	27,717

Effect of exchange rate changes	(777)	10

Net (decrease) increase in cash	(5,821)	8,712
Cash at beginning of period	10,393	1,681
Cash at end of period	$4,572	$10,393

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	34	$12
Cash paid for taxes	$(94)	$12

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock issued as consideration for business combination	$387	$7,051
Purchase of property and equipment by incurring current liabilities	$828	$–
Right-of-use assets obtained in exchange for lease liabilities	$1,697	$–
Warrants issued for services to non-employee	$–	$1,609
Shares issued for services to non-employee	$–	$95

The accompanying notes are an integral part of these Financial Statements

BEAM GLOBAL

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

1.	CORPORATE ORGANIZATION, NATURE OF OPERATIONS

CORPORATE ORGANIZATION

Beam Global was incorporated in June 2006 as a limited liability company (“LLC”). Through a series of transactions and mergers, including a series of 2010 transactions where the then existing entity was acquired by an inactive publicly held company in a transaction treated as a recapitalization of the Company, the resulting entity became a Nevada Corporation. On September 15, 2020, the Company announced its rebranding and changed its corporate name to Beam Global (hereinafter the “Company”, “us”, “we”, “our” or “Beam”) and trading on Nasdaq: BEEM.

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

On August 30, 2024, Beam acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Refer to note 4, Business Combinations for additional details.

NATURE OF OPERATIONS

Beam is a clean-technology innovation company headquartered in San Diego, California with factories in the U.S. in San Diego, California and Broadview, Illinois and in Europe in Belgrade and Kraljevo, Serbia. We develop, design, engineer, manufacture and sell high-quality, renewably energized Infrastructure products for electric vehicle (“EV”) charging, energy security and disaster preparedness and highly energy-dense battery solutions in safe, compact and unique form-factors. Additionally, we manufacture steel structures with electronic integration such as street lighting, cell towers and energy infrastructure products as well as power electronics including invertors, charge controllers, power supplies and LED lighting. Beam’s products enable vital and highly valuable energy production in locations where it is either too expensive or too impactful to connect to the utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. Beam’s energy storage products provide high energy density in safe, compact and bespoke form-factors, which are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid.

Beam’s products and proprietary technology solutions target the following markets:

•	electric vehicle (EV) charging infrastructure;

•	energy storage solutions;

•	energy security and disaster preparedness;

•	mobile and stationary equipment;

•	transportation infrastructure products; and

•	power electronics and telecommunications equipment

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include our accounts. All intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The effects of the reclassification were not material to the consolidated financial statements.

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through December 31, 2024. As of December 31, 2024, approximately $3.1 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company continually assesses the financial strength of its customers. We are not aware of any material credit risks associated with our customers. For the year ended December 31, 2024, one customer accounted for 15% of total revenues and for the year ended December 31, 2023, three customers accounted for 37%, 16% and 10% of total revenues, each with no other single customer accounting for more than 10% of revenues. At December 31, 2024, accounts receivable from one customer accounted for 27% of total accounts receivable and at December 31, 2023, accounts receivable from four customers accounted for 11%, 10%, 10% and 10% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the years ended December 31, 2024 and 2023, the Company had a heavy concentration of sales to federal, state and local governments which represented 62% and 82% of revenues, respectively.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations:

	December 31,
	2024	2023

Assets - Serbia	$25,020	$23,716
Assets - U.S.	36,439	53,927
Total Assets	$61,459	$77,643

Liabilities - Serbia	$8,297	$8,177
Liabilities - U.S.	11,874	19,924
Total Liabilities	$20,171	$28,101

	December 31,
	2024	2023

Sales - Serbia	$11,843	$3,396
Sales - U.S.	37,493	63,957
Total Revenues	$49,336	$67,353

Net Loss - Serbia	$(732)	$(366)
Net Loss - U.S.	(10,550)	(15,694)
Total Net Loss	$(11,282)	$(16,060)

CASH

For the purposes of the statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2024 or December 31, 2023.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Amiga and Telcom is the Serbian Dinar. The Company translates the assets and liabilities at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs, and expenses at the average rate of exchange rates in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s consolidated balance sheet in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions are included in the consolidated statements of operations in other income. The translation loss for the year ending December 31, 2024 was $1.8 million loss and $0.6 million gain for the year ending December 31, 2023, resulting from transactions between the Company, Amiga and Telcom, the timing of the transactions in relation to changes in exchange rates and the fluctuation in the exchange rate between foreign currencies and the U.S. dollar.

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

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of December 31, 2024. The Company had Level 3 liabilities as of December 31, 2024. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2022	$–	$–	$–
Additions	–	–	7,438
Change in fair value	–	–	2,713)
Contingent Consideration as of December 31, 2023	$–	$–	$4,725
Additions	–	–	259
Change in fair value	–	–	(4,675)
Contingent Consideration as of December 31, 2024	$–	$–	$309

ACCOUNTS RECEIVABLE

In 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. This update did not have a significant impact on the Company’s consolidated financial statements. The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, our historical write-off experience, net of recoveries, and economic conditions. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.3 million at December 31, 2024 and $0.4 million at December 31, 2023.

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Allowance for credit losses:
Beginning of period	$448	$–
Net provision for credit losses	(72)	448
(Charge-offs)/recoveries, net	(117)	–
End of Period	$259	$448

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no events triggering a review for impairment during the year ended December 31, 2024.

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is computed using the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Useful lives of each asset class are as follows:

Asset Category	Useful Life
Office and furniture and equipment	5-7 years
Computer equipment and software	5 years
Land, buildings and leasehold improvements	Lesser of lease term or useful life
Autos	5 years

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

GOODWILL

Goodwill represents the excess of the purchase prices of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company is required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Such assessment is performed at the reporting unit level, for which the Company has one. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test, including macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after completing the qualitative assessment, it is determined it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes no impairment exists. Alternatively, if the Company determines in the qualitative assessment, it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge is recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The goodwill annual assessment test is performed in the fourth quarter of every year or when an event occurs, or circumstances change such that it is reasonably possible that an impairment may exist. There were no such triggering events during the year ended December 31, 2024 and the annual testing was performed in the fourth quarter with no impairment identified.

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

Revenues from inventoried product are recognized upon the final delivery of such product to the customer or when legal transfer of ownership takes place. Revenue values are fixed price arrangements determined at the time an order is placed, or a contract is entered into. The customer is typically obligated to make payment for such products within a 30 to 45-day period after delivery.

Revenues from maintenance fees for services provided by the Company are recognized equally over the period of the maintenance term. Revenue values are fixed price arrangements determined at the time an order is placed, or a contract is entered into. The customer is typically obligated to make payment for the service in advance of the maintenance period.

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

Revenues from professional services such as relocations, charger replacements or out of warranty repairs are recognized when services are performed. Revenue values are based upon fixed fee arrangements or hourly fee-based arrangements with agreed hourly rates of service categories in line with expertise requirements. These services are billed to a customer as such services are provided and the customer will be obligated to make payments for such services typically within a 30 to 45-day period.

Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities; shipping and handling fees billed to customers are recorded as revenues.

Any deposits received from a customer prior to delivery of the purchased product or monies paid prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

The Company generally provides a standard one-year warranty on its EV charging infrastructure products for materials and workmanship but may provide multiple-year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. Effective Q3 2024, the Company increased their warranties offered, in new customer orders, to five-year warranties. The Company accrues for product warranties when the loss is probable and can be reasonably estimated. During the year-ended December 31, 2024, the Company recorded a $6 thousand product warranty accrual in Accrued Expenses with an offset to Cost of Revenues, of which $13 thousand in repairs were completed during the year. For the year ended December 31, 2023, the Company recorded a $0.1 million product warranty accrual, of which $0.1 million in repairs were completed during the year.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the year ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
United States	$37,493	$63,957
Serbia	6,951	291
Romania	1,970	436
Cyprus	1,008	–
Montenegro	646	775
Croatia	697	1,006
Other	571	888
Total revenue	$49,336	$67,353

COST OF REVENUES

The Company records direct material and component costs, direct labor and associated benefits, and manufacturing overhead costs such as supervision, manufacturing equipment depreciation, rent, and utility costs, all of which are capitalized into inventory prior to a sale, and once sold are recorded as costs of revenues. The Company further includes shipping and handling costs as cost of revenues.

RESEARCH AND DEVELOPMENT

Expenditures for research and development of the Company’s products are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $1.8 million and $2.3 million for the years ending December 31, 2024 and 2023, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. Advertising costs are charged to operations and included in operating expenses when incurred. Such amounts aggregated $0.2 million for the year ending December 31, 2024 and $0.3 million for the year ending December 31, 2023.

STOCK-BASED COMPENSATION

Compensation expense related to stock awards is measured at estimated fair market value and the expense is amortized over the vesting period using the straight-line attribution method and expense for performance based stock grants is amortized over the service period.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred, as a reversal of share-based compensation expense related to awards that will not vest. The fair value of restricted stock units is determined based on the closing market price of the Company’s common stock on the grant date. Compensation expense for time-based restricted stock units (RSUs) is recognized ratably over the vesting period. A portion of RSUs granted contain performance conditions for vesting tied to specific company goals, such as gross margin and revenue targets (PSUs). The Company has calculated the results for fiscal year 2024 and determined that the “maximum” performance measure for cumulative revenue and the “threshold” performance measure for gross margin were achieved as of December 31, 2024.

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

The following shares were not included in the computation of diluted loss per share for the years ended December 31, 2024 and 2023 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

	December 31,
	2024	2023
Stock Options	663,004	481,858
Warrants	200,000	610,745
Restricted Stock Units	178,125	213,750
Total Shares	1,041,129	1,306,353

COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed. The Company does not include legal costs in its estimates of amounts to accrue.

RISKS AND UNCERTAINTIES

The continuing impacts of rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the imposition of tariffs and shifts in international alliances, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients and as a result, the Company, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, and the Executive Branch and the responses of other nations to such actions have impacted and may in the future impact, among other things, the U.S. and global economy, international alliances and trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty regarding economic activity, the Company is unable to predict the size and duration of the impact of its revenue and its results of operations, if any, of actions taken to date and those that may occur in the future. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

There can be no assurance that precautionary measures, whether adopted by the Company or imposed by others, will be effective, and such measures could negatively affect its sales, marketing, and client service efforts, delay and lengthen its sales cycles, decrease its employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm its business and results of operations.

SEGMENTS

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 requiring enhanced segment disclosures. ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) included within segment operating profit or loss. Additionally, ASU 12 2023-07 requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of ASU 2023-07 are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company's annual reporting requirements were effective for the year ending 2024 and interim reporting requirements will be effective beginning with the first quarter of fiscal 2025 and should be applied on a retrospective basis to all periods presented. We adopted this ASU retrospectively on December 31, 2024. See Note 15. Segment Reporting.

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

The Company has a history of net losses, including the accompanying financial statements for the years ended December 31, 2024 and 2023 where the Company had net losses of $11.3 million (which includes $1.1 million of non-cash expenses) and $16.1 million (which includes $4.3 million of non-cash expenses), respectively, and net cash used in operating activities of $2.2 million and $13.3 million, respectively. During 2024, the $2.2 million of operating cash usage included a $8.2 million decrease in accounts receivable offset by $4.4 million decrease in change in fair value of contingent consideration liabilities, $0.9 million decrease in accounts payable and $0.6 million decrease in other long term liabilities compared to 2023.

At December 31, 2024, the Company had a cash balance of $4.6 million and working capital of $13.8 million. Based on the Company’s current operating plan and the available working capital that can be converted to cash (specifically the accounts receivable balance of approximately $8.0 million), the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

Furthermore, the Company may pursue other equity or debt financings. In addition, the Company’s exercised warrants have generated $0.8 million and $0.2 million of proceeds during the years ended December 31, 2024 and 2023, respectively.

The Company strives to become profitable in the next few years as our revenues grow, we improve our gross profit and we leverage our overhead costs, we expect to continue to incur losses for a period of time. If necessary, the Company may raise additional capital to finance its future operations through equity or debt financings. There is no guarantee that profitable operations will be achieved, or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

4.	BUSINESS COMBINATIONS

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

The Sellers are eligible to earn additional shares of the Company’s common stock if Amiga meets certain revenue milestones for the years ended December 31, 2024 and 2025 (the “Earnout Consideration”). The Earnout Consideration that Sellers are eligible to receive is equal to two times the amount of revenue of Amiga (“Amiga Net Revenue”) that is greater than specific revenue targets for each of the years ended December 31, 2024 and 2025. The Earnout Consideration will be paid in the Company’s stock for each annual target period and will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable measurement period. In no event and under no circumstances will the Company issue to the Sellers an amount of the Company’s common stock that exceeds 19.99% of the total outstanding common stock of the Company immediately prior to the closing. An estimate of the fair value of the contingent consideration has been recorded in the opening balance sheet. On February 16, 2024, the Company and the Sellers entered into an amendment to the Purchase Agreement to remove the requirement that the Sellers shall be providing services to Amiga as a condition to receive the Earnout Consideration. As of December 31, 2024, the Company recorded a fair value adjustment of $4.7 million adjustment to reduce the liability for Earnout Consideration.

Amiga, located in Serbia, is engaged in the manufacture and distribution of steel structures with integrated electronics, such as streetlights, cell towers, and ski lift towers. The acquisition of Amiga is assisting in introducing our products to Europe, increasing and diversifying our revenues, enhancing our manufacturing and engineering capabilities, accelerating the development of BeamSpot™ and other products both in Europe and the U.S., adding new customer segments in both Europe and the U.S., and we believe, increasing barriers to entry for future competition, and advancing Beam’s position as a leader in the green economy.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over net fair value of tangible and intangible assets acquired.

On November 7, 2023, Amiga changed its name to Beam Europe LLC.

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of Amiga, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration is reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the year ended December 31, 2023 and the year ended December 31, 2024 is as follows (in thousands):

Balance as of December 31, 2022	$4,488
Change in fair value of the Earnout Consideration	238
Balance as of December 31, 2023	$4,725
Change in fair value of the Earnout Consideration	(4,675)
Balance as of December 31, 2024	$50

The following table summarizes the estimated fair value allocation of consideration exchanged for the estimated fair value of tangible assets acquired and liabilities assumed at the acquisition date. The estimated fair value for working capital is generally equivalent to the net book value of the acquired assets and liabilities on the acquisition date. Fair value assigned to property, plant and equipment is based on real estate appraisals, market value comparisons, or acquired net book value of recently acquired assets. The valuation of the contingent consideration is based on a two-factor Monte Carlo simulation using the Company’s forecasted results for the operations for the two years subject to revenue earn-out targets. The Company incurred $0.2 million of transaction costs during the fiscal year ended December 31, 2023, directly related to the acquisition that are reflected in operating expenses in the statement of operations.

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

In addition to the above payments, the Sellers are eligible to earn up to EUR 250,000 (the “Earnout Cap”) in additional shares of Beam common stock if Telcom meets certain revenue milestones for fiscal years 2024 and 2025 (the “Earnout Consideration”). The Telcom Earnout Consideration that Sellers are eligible to receive for 2024 will be equal to the amount the net revenue of Telcom (“Telcom Net Revenue”) exceeds EUR 850,000 for 2024 up to the Earnout Cap. Provided that Sellers Earnout Consideration was less than the Earnout Cap, the Sellers will be eligible for additional Telcom Earnout Consideration in 2025 if (i) 2025 Telcom Net Revenue exceeds 2024 Telcom Net Revenue, and (ii) 2025 Telcom Net Revenue exceeds EUR 850,000. The Telcom Earnout Consideration for 2025 will be calculated based on the amount the 2025 Net Revenue exceeds the 2024 Net Revenue subject to the Earnout Cap. In no event, will the Sellers Earnout Consideration for 2024 and 2025, in the aggregate, exceed the Earnout Cap. The Earnout Consideration for each period will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable calendar year. In no event and under no circumstances will the Sellers receive from Beam or will Beam issue to the Sellers in connection with the transaction Beam’s common stock in an amount that exceeds 19.99% of the outstanding common stock of Beam immediately prior to closing.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over net fair value of tangible and intangible assets acquired.

The valuation of the Earnout Consideration was performed using a discounted cash flow analysis to determine the fair value of the contingent consideration, which includes estimates and assumptions such as forecasted revenues of Telcom, discount rates, and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration will be reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the twelve months ended December 31, 2024 is as follows (in thousands):

Schedule of change in the fair value of earnout consideration:

Balance as of December 31, 2023	$–
Acquisition of Telcom	276
Balance as of December 31, 2024	$276

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

The Company believed it to be probable the maximum amount of Earnout Consideration would be earned and therefore accrued the full amount in the opening balance sheet. The estimated fair values were assigned to identifiable assets acquired and liabilities.

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

The valuation of the Earnout Consideration was performed using a two-factor Monte Carlo simulation, which includes estimates and assumptions such as forecasted revenues of All Cell, volatility, discount rates, share price and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration was determined to be zero during the year ended December 31, 2023 as follows (in thousands):

Balance as of December 31, 2022	$6,791
Issue earnout shares for 2022	(7,051)
Change in estimated fair value	260
Balance as of December 31, 2023	$–

Pro Forma Unaudited Financial Information

The unaudited pro forma information for the periods set forth below gives effect to the acquisitions of Telcom as if it had occurred on January 1, 2024 and Amiga had it occurred on January 1, 2023. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transactions been consummated as of that time nor does in purport to be indicative of future financial operating results. The pro forma unaudited financial information includes a conservative estimate of sell-through of the Company’s legacy products, as well as updated depreciation related to the fair value adjustments from the acquisitions.

Pro forma net revenues for the years ended December 31, 2024 and 2023 are $49.9 million and $71.5 million, respectively. Proforma net loss for the years ended December 31, 2024 and 2023 are $11.4 million and $16.5 million, respectively.

The consolidated statement of operations includes revenue of $13.7 million and net loss of $5.3 million related to acquired operations for the year ended December 31, 2024 and revenue of $11.9 million and net loss of $5.8 million related to the acquired operations for the year ended December 31, 2023.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31,	December 31,
	2024	2023
Vendor prepayments	$1,884	$2,253
Deferred equity offering costs	–	11
Prepaid insurance	135	42
Related party receivable	–	116
Other	224	31
Total prepaid expenses and other current	$2,243	$2,453

Related party receivables as of December 31, 2023 consisted primarily of payroll related taxes due for stock-based compensation.

6.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of December 31, 2024 and 2023, inventory consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Finished goods	$4,929	$1,953
Work in process	$1,147	2,006
Raw materials	$6,208	7,974
Total inventory	$12,284	$11,933

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Office furniture and equipment	$227	$227
Computer equipment and software	283	248
Land, buildings and leasehold improvements	7,528	7,935
Autos	769	616
Machinery and equipment	9,207	9,200
Total property and equipment	18,014	18,226
Less accumulated depreciation	(4,310)	(1,713)
Property and Equipment, net	$13,704	$16,513

Depreciation expense for the years ended December 31, 2024 and 2023 was $2.6 million and $0.9 million, respectively. For both years ending December 31, 2024 and December 31, 2023, depreciation expense recognized in Operating expenses was $0.3 million in both years and $2.4 million and $0.5 million in Cost of Good Sold respectively. In 2024 and 2023, $0.2 million and $0.2 million of depreciation was capitalized into inventory as manufacturing overhead costs, respectively. See Note 4 for additional details of the acquisition of land, buildings and machinery and equipment.

8.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets, net as of December 31, 2024 and 2023 consists of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(1,346)	$6,728	11
Trade name	1,756	(322)	1,434	10
Customer relationships	444	(110)	334	13
Backlog	185	(185)	–	1
Patents	611	(57)	554	20
Intangible assets	$11,070	$(2,020)	$9,050

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- average Amortization Period (yrs)
Developed technology	$8,074	$(2,080)	$5,994	11
Trade name	1,756	(498)	1,258	10
Customer relationships	444	(158)	286	13
Backlog	185	(185)	–	1
Patents	576	(77)	499	20
Intangible assets	$11,035	$(2,998)	$8,037

Amortization expense for each of the years ended December 31, 2024 and 2023 was $1.0 million. Amortization expense for intangible assets held as of December 31, 2024 will be $1.0 million for each of the years 2025 – 2028. For both years ending December 31, 2024 and December 31, 2023, amortization expense recognized in Operating expenses was $0.2 million and $0.3 million respectively and $0.7 million and $0.8 million in Cost of Good Sold respectively.

The Company’s acquisitions identified Goodwill and intangible assets. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. Goodwill as of December 31, 2024 and 2023 consists of the following (in thousands):

Goodwill
Balance as of December 31, 2022	$4,600
Acquisition of Amiga	5,445
Currency impact	225
Balance as of December 31, 2023	$10,270
Acquisition of Telcom	692
Currency impact	(382)
Balance as of December 31, 2024	$10,580

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

The major components of accrued expenses and long-term liabilities are summarized as follows (in thousands):

	December 31,	December 31,
	2024	2023

Accrued Expenses:
Accrued vacation	$271	$246
Accrued salaries and bonus	1,498	1,086
Vendor accruals	75	50
Accrued warranty	6	27
Customer prepayments	–	–
Other accrued expense	612	1,328
Total accrued expenses	$2,462	$2,737

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,290	$1,698
Acquired long-term liability	3,380	3,787
Total long-term liabilities	$4,670	$5,485

Acquired long-term liability of $3.4 million consists of a restructuring debt settlement from the acquisition of Amiga. Approximately $0.5 million is current and included in other accrued expenses and the rest is categorized in long-term liability. The debt restructuring was entered into in 2021 for a nine year term with six years remaining at December 31, 2024. Payments are due quarterly as a percentage of the remaining balance due. $31 thousand consists of non-current liabilities related to the acquisition of Telcom. Approximately $32 thousand is current and included in other accrued expenses and the rest is categorized in long-term liability.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time. As of December 31, 2024, after consulting with legal counsel, management believes there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

On September 1, 2020, the Company entered into a five-year operating lease for their headquarters building in San Diego, California, with two one-year options to extend the term of the lease. At this time, it is not reasonably certain that the Company will extend the term of the lease and, therefore, the renewal periods have been excluded from the right-of-use (“ROU”) asset.

As part of the All Cell acquisition, the Company assumed a facility lease located in Broadview, Illinois, and recorded $0.2 million in right-of-use asset and lease liability. The lease term ended on August 31, 2023 and contains clauses for annual rent escalation. The present values of the lease payment streams were calculated using an effective borrowing rate of 10%. The Company remained in the facility on a month-to-month lease and then entered into a five-year lease extension effective February 1, 2024 and recorded $1.4 million in right-of-use asset and lease liability.

As part of the acquisitions in Serbia, the Company assumed a lease for a small office and a few minimal leases in Belgrade, Serbia, which have an indefinite term and may be terminated at any time with 30 day’s notice. Because of the short term and small value, these leases were not capitalized.

During the twelve months ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities were $1.1 million and $0.8 million, respectively. Operating lease costs for the twelve months ended December 31, 2024 and 2023 were $1.0 million and $0.8 million, respectively.

The table below summarizes the Company's lease-related assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023
Lease assets	$1,893	$1,026

Lease liabilities
Current operating lease liabilities, included in current liabilities	$696	$615
Noncurrent operating lease liabilities, included in long-term liabilities	971	455
Total Lease liabilities	$1,667	$1,070

Supplemental cash flow information related to the lease is as follows:

	Year Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,098	$628
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,697	$–
Weighted Average Remaining Lease Term:
Operating leases	3.22	3.77
Weighted Average Discount Rate:
Operating leases	10%	10%

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The future minimum rental commitments for our operating leases is as follows (in thousands):

2025	820
2026	364
2027	377
2028	390
Total undiscounted future minimum payments	1,951
Less imputed interest	(284)
Total lease liability	$1,667

12.	STOCKHOLDERS’ EQUITY

Stock Issued for Acquisitions

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

The Company issued 82,506 shares of its commons stock upon acquiring Telcom during the year ended December 31, 2024. See further discussion in note 4. Business Combination.

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

The Company issued 281,157 shares under the Purchase Agreement for $3.0 million in proceeds, of which $0.5 million was offset by the offering costs as of December 31, 2024.

Awards Under Stock Incentive Plans

On June 9, 2021, the Company’s stockholders approved the Beam Global 2021 Equity Incentive Plan (the “2021 Plan”) under which 2,000,000 shares of the Company’s common stock are allowed to be issued pursuant to the exercise of stock options or other awards granted under such plan in addition to the 630,000 shares previously allowed under the Beam Global 2011 Stock Incentive Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors or compensation committee. As of December 31, 2024, 2.9 million shares remain available to grant under the 2021 Plan.

Stock Options

Stock options are granted to new and existing employees. New employee option grants generally have a term of ten years and vest ratably over four years. Existing employee option grants generally have a term of ten years and vest immediately upon grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock based on our historical volatility. The Company uses the simplified method to estimate the expected term. The expected term of stock options granted to employees is equal to the contractual term of the option award. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate.

We used the assumptions in the table below and we assumed there would not be dividends granted for the options granted in fiscal 2024 and 2023:

	Year ended December 31,
	2024	2023
Expected volatility	89.04% - 92.70%	90.25% - 94.51%
Expected term	5 - 7 Years	5 - 7 Years
Risk-free interest rate	3.63% - 4.48%	3.55% - 4.47%
Weighted-average FV	$4.02	$5.93

Option activity for the years ended December 31, 2024 and 2023 is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value
	Options	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2022	336,758	$12.54
Granted	169,800	7.54
Forfeited	(24,700)	19.70
Outstanding at December 31, 2023	481,858	$10.41	7.25 Years	$350
Exercisable at December 31, 2023	151,310	$5.55	7.18 Years	$233
Granted	358,700	5.13
Forfeited	177,554	9.92
Outstanding at December 31, 2024	663,004	$6.69	7.75 Years	$–
Exercisable at December 31, 2024	384,755	$8.63	6.65 Years	$–

The Company’s stock option compensation expense was $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, and there was $1.4 million of total unrecognized compensation costs related to outstanding stock options at December 31, 2024 which will be recognized over 3.8 years. There were no options exercised in the year ended December 31, 2024, and the total intrinsic value of options exercised was immaterial for the year ended December 31, 2023. Number of stock options vested and unvested as of December 31, 2024 were 384,755 and 278,249, respectively. During the years ended December 31, 2024 and 2023, the weighted average fair value of options granted was $4.02 and $5.93 per share, respectively. Stock-based compensation expense is generally included in selling, general and administrative expenses in the consolidated statement of operations.

Restricted Stock Units

In November 2022, the Company granted 285,000 restricted stock units (RSUs) to its Chief Executive Officer (CEO), half of which contain performance conditions (PSUs). 50% of the RSUs without performance conditions vested upon grant, and 25% vested on February 1st of 2024 and 25% vested on February 1st of 2025. The number of shares issuable under the PSUs are determined based on the achievement of performance metrics specific to the Company that are measured at the end of fiscal year 2024. The fair value of both the RSUs and PSUs were based on the stock price of $13.05 per share on the date of grant. The PSUs were further reviewed to determine estimated performance over the term and then a factor was applied ranging from 0% to 150% of the grant date fair value. As of December 31, 2024, the PSUs achieved the “maximum” three-year cumulative revenue payout at 150% and the “threshold” three-year average gross margin resulting in 75% resulting in an additional 44,531 PSUs granted for a total of 187,031 shares granted.

A summary of activity of the RSUs for the year ended December 31, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of 2024	71	$13.05
Granted	–	–
Vested	(36)	$7.25
Forfeited	–	–
Unvested at end of 2024	36	$13.05

A summary of activity of the PSUs for the year ended December 31, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of 2024	143	$13.05
Granted	45	$13.05
Vested	(187)	$7.25
Forfeited	–	–
Unvested at end of 2024	–	–

Stock compensation expense related to restricted stock units was $1.8 million during the year ended December 31, 2024, with $0.2 million in unrecognized stock compensation expense remaining to be recognized over 2 months as of December 31, 2024. There were 35,625 restricted stock units that vested during the year ended December 31, 2024.

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

A summary of activity of the restricted stock awards for the years ended December 31, 2024 and 2023 is as follows:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2022	$17,865	$14.11
Granted	19,795	10.98
Vested	(31,022)	12.29
Forfeited	(5,400)	11.68
Nonvested at December 31, 2023	$1,238	$20.17
Granted	80,645	6.20
Vested	(71,803)	6.44
Forfeited	(10,080)	6.20
Nonvested at December 31, 2024	$–	$–

Stock compensation expense related to restricted stock awards was $0.5 million for the year ended December 31, 2024 and $0.4 million for the year ended December 31, 2023, respectively. Fair values of restricted stock vested during each of the years ended December 31, 2024 and 2023 were $0.4 million.

As of December 31, 2024, there were no unreleased shares of common stock.

Warrants

During the year ended December 31, 2024, the Company had exercisable warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 to a consultant for investor relations services to be provided over a five-year period. The warrants are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrants was recorded to prepaid expenses and other current assets to be recognized over the service period. During the year ended December 31, 2024, $0.3 million was recorded as expense and at December 31, 2024, $1.0 million of cost has not been recognized and will be recognized over the next 3.25 years.

A summary of activity of warrants outstanding for the years ended December 31, 2024 and 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	440,204	$6.30
Granted	200,000	17.00
Exercised	(29,459)	6.30
Outstanding at December 31, 2023	610,745	$9.80
Granted	–	–
Expired	(282,334)	6.40
Exercised	(128,411)	6.30
Outstanding at December 31, 2024	200,000	17.00
Exercisable at December 31, 2024	200,000	$17.00

Exercisable warrants as of December 31, 2024 have a weighted average remaining contractual life of 3.25 years and will expire in March 2028. The intrinsic value of the exercisable shares of the warrants at December 31, 2024 was $0.00.

During the year ended December 31, 2024, 128,411 warrants to purchase shares of the Company’s registered common stock were exercised generating $0.8 million, and in the year ended December 31, 2023, 29,459 warrants to purchase shares of the Company’s registered common stock were exercised generating $0.2 million.

13.	REVENUES

For each of the identified periods, revenues can be categorized into the following (in thousands):

	Twelve Months Ended
	December 31,
	2024	2023
Product sales	$46,057	$65,152
Maintenance fees	129	83
Professional services	1,127	146
Shipping and handling	2,266	2,308
Discounts and allowances	(243)	(337)
Total revenues	$49,336	$67,353

During the year ended December 31, 2024 and 2023, 62% and 80% of revenues were derived from federal, state and local governments, respectively. In addition, 25% of revenues in the year ended December 31, 2024 were international sales compared to 15% in the prior year.

At December 31, 2024 and 2023, deferred revenue was $1.6 million and $1.2 million, respectively. These amounts consisted mainly of customer deposits in the amount of $0.6 million and $0.7 million for December 31, 2024 and 2023, respectively and prepaid multi-year maintenance plans for previously sold products which account for $1.1 million and $0.5 million for December 31, 2024 and 2023, respectively, and pertain to services to be provided through 2035. Revenue recognized during the year ended December 31, 2024 and 2023 which pertained to revenue deferred in prior years was $1.0 million and $0.4 million respectively.

The balance of contract assets is driven the by the difference in timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. The balance of contract liabilities is driven by the difference in timing between when cash is received pursuant to a contract and when the Company’s performance obligations under the contract are satisfied.

The following table provides the activity for the contract liabilities recognized (in thousands):

	For the Year Ended
	December 31,
	2024	2023
Beginning Balance	$1,230	$1,449
Additions	662	459
Recognized in revenue	(245)	(679)
Ending Balance	$1,647	$1,230

14.	INCOME TAXES

There was no Federal income tax expense for the years ended December 31, 2024 and 2023 due to the Company’s net losses. Income tax expense represents the minimum state taxes due.

The provision for income taxes consists of the following:

	2024	2023
Current:
Federal	–	–
State	13,922	14,240
Foreign	199,522	–
Subtotal	213,444	14,240
Deferred:
Federal	–	–
State	–	–
Foreign	(307,101)	–
Subtotal	(307,101)	–
Cushion
Net provision (benefit)	(93,657)	14,240

The pretax loss by country is shown below (in thousands):

	Year Ended December 31,
	2024	2023

United States	$(10,537)	$(15,682)
International	$(839)	$(366)

The blended Federal and State tax rate of 27.31% applies to loss before taxes. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows (in thousands):

	Year Ended December 31,
	2024	2023
Computed “expected” tax expense (benefit)	$(2,389)	$(3,370)
State taxes, net of federal benefit	(761)	(933)
Change in FV of Contingent Consideration	(982)	–
Non-deductible stock options	336	14
Non-deductible items	11	48
Foreign tax rate differential	69	22
True-up to tax return	210	70
Change in deferred tax asset valuation allowance	3,412	4,161
Total	$(94)	$12

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Stock options	$1,081	$1,115
Deferred Revenue	151	147
Capitalized R&D	828	286
Patents/Intangible Assets	1,424	1,598
Lease Liability	456	297
Other	310	287
Net operating loss carryforward	22,167	19,035
Total gross deferred tax assets	26,417	22,765
Less: Deferred tax asset valuation allowance	(25,913)	(22,500)
Total net deferred tax assets	504	265

Deferred tax liabilities:
ROU Asset	(442)	(283)
Depreciation	(1,352)	(1,680)
Total deferred tax liabilities	(1,794)	(1,963)

Total net deferred taxes	$(1,290)	$(1,698)

As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. The valuation allowance at December 31, 2024 was $25.9 million. The increase in the valuation allowance during 2024 was $3.4 million which was all recorded through deferred taxes.

At December 31, 2024, the Company has a Federal net operating loss carry forward of $79.0 million, of which $25.1 million is available to offset future net income through 2037, a State net operating loss carry forward of $84.7 million. The net operating loss (“NOL”) expires during the years 2027 to 2037 and $53.9 million may be carried forward indefinitely and limited to offsetting 80% of taxable income. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2024. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

The Company will file U.S. Federal, California, Illinois, Michigan, New York, Tennessee, Texas and Wisconsin State tax returns, and a New York City tax return. All tax returns will remain open for examination by the Federal and State taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards. No additional provision has been made for U.S. income taxes related to undistributed foreign earnings of the Company’s wholly owned Serbian subsidiary or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. As such, earnings are expected to be permanently reinvested, the investments are permanent in duration, or the Company has estimated that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by the subsidiary or if the subsidiary is ultimately disposed of. It is not practical to estimate the additional income taxes, if any, related to permanently reinvested earnings. There are no unremitted earnings as of December 31, 2024.

15.	SEGMENT REPORTING

The Company has a single reportable segment focused around providing clean-technology innovation focused on providing high-quality, renewably energized products. The Company’s chief operating decision-maker (the “CODM”), who is the Chief Executive Officer, assesses performance for the reportable segment and decides how to allocate resources using net income (loss) as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross profit, and net income. Expense information, including cost of sales, can be easily computed from the provided information. These segment (and consolidated) measures of profitability are shown in the statements of operations. The measure of segment assets are reported on the balance sheets as total assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beam Global

Dated: April 11, 2025	By:	/s/ Desmond Wheatley
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ Desmond Wheatley	Chief Executive Officer, President and Chairman	April 11, 2025
Desmond Wheatley

Principal Financial Officer and Principal Accounting Officer:

/s/ Lisa A. Potok	Chief Financial Officer	April 11, 2025
Lisa A. Potok

Directors:

/s/ Anthony Posawatz	Director	April 11, 2025
Anthony Posawatz

/s/ Judy Krandel	Director	April 11, 2025
Judy Krandel

/s/ George Syllantavos	Director	April 11, 2025
George Syllantavos

/s/ Desmond Wheatley	Director	April 11, 2025
Desmond Wheatley