Form 10-Q
period 2025-03-31
Beam Global
filed 2025-05-15
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2025

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of May 11, 2025 was 15,426,178.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beam Global

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$2,504	$4,572
Accounts receivable, net of allowance for credit losses of $498 and $259	7,145	8,027
Prepaid expenses and other current assets	2,150	2,243
Inventory, net	11,845	12,284
Total current assets	23,644	27,126

Property and equipment, net	13,531	13,704
Operating lease right of use assets	1,650	1,893
Goodwill	–	10,580
Intangible assets, net	7,810	8,037
Deposits	120	119
Total assets	$46,755	$61,459

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,316	$8,959
Accrued expenses	2,393	2,462
Sales tax payable	435	195
Deferred revenue, current	1,042	847
Note payable, current	64	63
Contingent consideration, current	93	93
Operating lease liabilities, current	539	696
Total current liabilities	12,882	13,315
Deferred revenue, noncurrent	857	800
Note payable, noncurrent	182	199
Contingent consideration, noncurrent	216	216
Other liabilities, noncurrent	3,432	3,380
Deferred tax liabilities, noncurrent	1,609	1,290
Operating lease liabilities, noncurrent	905	971
Total liabilities	20,083	20,171

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of March 31, 2025 and December 31, 2024.	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 15,043,045 and 14,835,630 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	15	15
Additional paid-in-capital	147,518	147,072
Accumulated deficit	(120,166)	(104,643)
Accumulated Other Comprehensive Income (AOCI)	(695)	(1,156)

Total stockholders' equity	26,672	41,288

Total liabilities and stockholders' equity	$46,755	$61,459

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2025	2024

Revenues	$6,324	$14,561

Cost of revenues	5,823	13,082

Gross profit	501	1,479

Operating expenses	5,265	4,527

Impairment of goodwill	10,780	–

Loss from operations	(15,544)	(3,048)

Other income (expense)
Interest income	23	71
Other income (expense)	4	(56)
Interest expense	(6)	(4)
Other income	21	11

Loss before income tax expense	(15,523)	(3,037)

Net Loss	$(15,523)	$(3,037)

Net foreign currency translation benefit (expense)	461	(329)
Total Comprehensive Loss	$(15,062)	$(3,366)

Net Loss per share - basic/diluted	$(1.04)	$(0.21)

Weighted average shares outstanding - basic/diluted	14,990	14,422

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	14,919	15	$147,072	$(104,643)	$(1,156)	$41,288
Stock issued for director services - vested	30	–	94	–	–	94
Stock issued to (released from) escrow account - unvested	94	–	–	–	–	–
Employee stock-based compensation expense	–	–	352	–	–	352
Impact of foreign currency translation	–	–	–	–	461	461
Net income (loss)	–	–	–	(15,523)	–	(15,523)
Balance at March 31, 2025	15,043	15	$147,518	$(120,166)	$(695)	$26,672

Balance at December 31, 2023	14,398	$14	$142,265	$(93,361)	$624	$49,542
Stock issued for director services - vested	–	–	6	–	–	6
Employee stock-based compensation expense	–	–	468	–	–	468
Warrants exercised for cash	40	–	252	–	–	252
Impact of foreign currency translation	–	–	–	–	(329)	(329)
Net income (loss)	–	–	–	(3,037)	–	(3,037)
Balance at March 31, 2024	14,438	$14	$142,991	$(96,398)	$295	$46,902

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ending
	March 31,
	2025	2024

Operating Activities:
Net loss	$(15,523)	$(3,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	955	930
Provision on credit losses	239	(336)
Change in fair value of contingent consideration liabilities	–	(147)
Impairment of goodwill	10,780	–
Employee stock-based compensation	521	554
Disposal of property and equipment	23	27
Amortization of operating lease right of use asset	30	36
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	730	(3,901)
Prepaid expenses and other current assets	39	151
Inventory	595	425
Deposits	(1)	(36)
Increase (decrease) in:
Accounts payable	(745)	956
Accrued expenses	(101)	1,082
Sales tax payable	238	2
Deferred revenue	229	258
Other long term liabilities	231	10
Net cash used in operating activities	(1,760)	(3,026)

Investing Activities:
Purchase of property and equipment	(54)	(104)
Payment of deferred consideration	–	(2,713)
Funding of patent costs	(16)	–
Net cash used in investing activities	(70)	(2,817)

Financing Activities:
Proceeds from warrant exercises	–	252
Repayments of note payable	(15)	–
Borrowings of note payable	–	25
Net cash provided (used) by financing activities	(15)	277

Effect of exchange rate changes	(223)	135

Net decrease in cash	(2,068)	(5,431)
Cash at beginning of period	4,572	10,393
Cash at end of period	$2,504	$4,962

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6	$4
Cash paid for taxes	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment by incurring current liabilities	$–	$104
Right-of-use assets obtained in exchange for lease liabilities	$–	$1,223

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

Beam is a clean-technology innovation company headquartered in San Diego, California with factories in the U.S. in San Diego, California and Broadview, Illinois and in Europe in Belgrade and Kraljevo, Serbia. We develop, design, engineer, manufacture, and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, infrastructure for Smart Cities (the interconnected physical and digital elements within a city that utilize technology to enhance efficiency, sustainability, and quality of life for residents), energy security and disaster preparedness and highly energy-dense battery solutions in safe, compact and unique form-factors. Additionally, we manufacture steel structures with electronic integration such as street lighting, cell towers and energy infrastructure products as well as power electronics including invertors, charge controllers, power supplies and LED lighting. Beam’s energy storage products provide high energy density in safe, compact and bespoke form-factors, which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid.

Beam’s products and proprietary technology solutions target the following markets :

•	Energy security and disaster preparedness;

•	Smart Cities infrastructure;

•	Energy storage solutions;

•	EV charging infrastructure;

•	Transportation infrastructure products; and

•	Power electronics and telecommunications equipment

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2025 and 2024, and our financial position as of March 31, 2025, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024. The December 31, 2024 balance sheet is derived from those statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for certain expected credit losses, valuation of inventory and standard cost allocations, depreciable lives of property and equipment, valuation of contingent consideration liability, valuation of intangible assets, estimates of loss contingencies, estimates of the valuation of lease liabilities and the related right of use assets, valuation of share-based costs, and the valuation allowance on deferred tax assets.

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

The Company maintains its cash in banks and financial institutions deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2025. As of March 31, 2025, approximately $1.5 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended March 31, 2025, one customer accounted for 12% of total revenues and for the three months ended March 31, 2024, two customers accounted for 30% and 18% of total revenues, each with no other single customer accounting for more than 10% of revenues. At March 31, 2025, accounts receivable from one customer accounted for 15% of total accounts receivable and at March 31, 2024, accounts receivable from three customers accounted for 22%, 18% and 14% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the three months ended March 31, 2025 and 2024, the Company’s concentration of sales to federal customers represented 14% and 58% of revenues, respectively and the concentration of sales to state and local governments represented 33% and 26% of revenues, respectively.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations:

	March 31,
	2025	2024

Assets - Serbia	$19,363	$24,009
Assets - U.S.	27,392	51,644
Total Assets	$46,755	$75,653

Liabilities - Serbia	$11,365	$9,173
Liabilities - U.S.	8,718	19,581
Total Liabilities	$20,083	$28,754

	March 31,
	2025	2024

Sales - Serbia	$1,526	$1,429
Sales - U.S.	4,798	13,132
Total Revenues	$6,324	$14,561

Net Loss - Serbia	$(6,691)	$(372)
Net Loss - U.S.	(8,832)	(2,665)
Total Net Loss*	$(15,523)	$(3,037)

*	Total Net Loss for the three months ending March 31, 2025 was $15.5 million compared to $3.0 million in 2024. The 2025 net loss increase mainly included $10.8 million of non-cash impairment for Goodwill and $0.4 million in allowances for credit losses.

Impairment of Goodwill

The Company operates as one operating segment and reporting unit and therefore evaluates goodwill for impairment as one singular reporting unit annually during the fourth quarter or more often when an event occurs, or circumstances indicate the carrying value may not be recoverable. The determination of the fair value of the reporting unit requires us to make significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit.

During the three months ending March 31, 2025, the Company continued to experience a decline in its stock price resulting in the total market value of its common stock outstanding (“market capitalization”) being less than the carrying value of the reporting unit. Management believes this decline in market value is due to a variety of factors, as further described below. Considering the circumstances and indicators of potential impairment described above, management performed an interim quantitative goodwill impairment test as of March 31, 2025. Management first considered whether any impairment was present for the Company’s long-lived assets, concluding that no such impairments were present. The Company does not have any indefinite lived assets other than goodwill.

The Company concluded that the sustained stock price decline in the Company’s common stock and its market capitalizations as of March 31, 2025 is a triggering event which requires us to perform a quantitative goodwill impairment test. We determine the value of goodwill largely based on our stock price. The results of the Company’s test for impairment of goodwill as of March 31, 2025, utilizing recent trends in stock price over a reasonable period, indicated that the fair value of goodwill fell below its book value. Based on the results of the goodwill impairment procedures, the Company recorded a $10.8 million goodwill impairment for the single reporting unit during the three months ended March 31, 2025.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, our historical write-off experience, net of recoveries, and economic conditions. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. A summary of the allowance for credit losses for the three months ended March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Beginning of period	$259	$448
Net provision for credit losses	239	(72)
(Charge-offs)/recoveries, net	–	(117)
End of Period	$498	$259

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

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of March 31, 2025. The Company had Level 3 liabilities as of March 31, 2025. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2024	–	–	$309
Additions			–
Change in fair value			–
Contingent Consideration as of March 31, 2025	–	–	$309

Significant Accounting Policies

During the three months ended March 31, 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following shares were not included in the computation of diluted loss per share:

	March 31,
	2025	2024
Stock Options	650,904	592,658
Warrants	200,000	570,718
Total Shares	850,904	1,163,376

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net losses of $15.5 million (which includes $12.5 million of non-cash expenses) and $3.0 million (which includes $1.1 million of non-cash expenses) and net cash used in operating activities of $1.8 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively.

At March 31, 2025, the Company had a cash balance of $2.5 million and working capital of $10.8 million. Based on the Company’s current operating plan and the available working capital that it believes can be converted to cash (specifically the accounts receivable balance of approximately $7.1 million), the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company has the right, but not the obligation, to sell up to $8 million in shares of its common stock, subject to certain terms and conditions.

In March 2023, the Company entered into a supply chain line of credit agreement with OCI Group for up to $100 million to further support our working capital requirements. Subject to the terms of the agreement, OCI Group will make available to the Company funding based on amounts owed to the Company by its customers. To date, the Company has not borrowed against this line of credit.

Although the Company believes that it will become profitable in the next few years as our revenues grow, our gross profit improves and we leverage our overhead costs, we expect to continue to incur losses for a period of time. If necessary, the Company may raise additional capital to finance its future operations through equity or debt financings. There is no guarantee that profitable operations will be achieved, or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

3.	BUSINESS COMBINATIONS

Telcom

On August 30, 2024, the Company acquired Telcom d.o.o Beograd (“Telcom”), pursuant to a Share Sale and Purchase Agreement dated as of August 30, 2024 (the “Telcom Agreement”) with the owners (the “Telcom Sellers”) of Telcom. Telcom is a business located in Serbia and engaged in the manufacturing of telecommunications equipment. Beam acquired all of the equity stock of Telcom from the Telcom Sellers in exchange for cash and Beam common stock. The total purchase price was subject to adjustment based on the amount of cash held by Telcom at closing. Based on Telcom’s cash balance at closing equal to approximately EUR 220,298, Beam paid to the Telcom Sellers a purchase price equal to EUR 815,298 which was paid to the Telcom Sellers as follows: (i) EUR 430,000 cash and (ii) issued 82,506 shares of Beam common stock. At closing, Telcom had a positive working capital balance of approximately EUR 500,000 which consisted of (i) a cash balance equal to EUR 220,000, accounts receivables of approximately EUR 115,000, inventory of approximately EUR 275,000 and accounts payable of approximately EUR 110,000.

In addition to the above payments, the Telcom Sellers are eligible to earn up to EUR 250,000 (the “Earnout Cap”) in additional shares of Beam common stock if Telcom meets certain revenue milestones for fiscal years 2024 and 2025 (the “Telcom Earnout Consideration”). The Telcom Earnout Consideration that the Telcom Sellers are eligible to receive for 2024 was equal to the amount the net revenue of Telcom (“Telcom Net Revenue”) exceeded EUR 850,000 for 2024 up to the Earnout Cap. The Company issued 27,836 shares of stock valued at $0.1 million as payment for the 2024 Telcom Earnout Consideration. The Telcom Earnout Consideration was less than the Earnout Cap, and the Telcom Sellers will be eligible for additional Telcom Earnout Consideration in 2025 if (i) 2025 Telcom Net Revenue exceeds 2024 Telcom Net Revenue, and (ii) 2025 Telcom Net Revenue exceeds $850,000. The Telcom Earnout Consideration for 2025 will be calculated based on the amount the 2025 Net Revenue exceeds the 2024 Net Revenue subject to the Earnout Cap. In no event, will the Telcom Earnout Consideration for 2024 and 2025, in the aggregate, exceed the Earnout Cap. The Telcom Earnout Consideration for each period will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable calendar year. In no event and under no circumstances will the Telcom Sellers receive from Beam or will Beam issue to the Telcom Sellers in connection with the transaction Beam’s common stock in an amount that exceeds 19.99% of the outstanding common stock of Beam immediately prior to closing.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over net fair value of tangible and intangible assets acquired.

The valuation of the Telcom Earnout Consideration was performed using a discounted cash flow analysis to determine the fair value of the contingent consideration, which includes estimates and assumptions such as forecasted revenues of Telcom, discount rates, and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Telcom Earnout Consideration will be reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the three months ended March 31, 2025 is as follows (in thousands):

Balance as of December 31, 2024	$259
Change in Fair Value	–
Balance as of March 31, 2025	$259

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

The Company believed it to be probable that the maximum amount of Telcom Earnout Consideration would be earned and therefore accrued the full amount in the opening balance sheet. The estimated fair values were assigned to identifiable assets acquired and liabilities.

Pro Forma Unaudited Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of Beam Global and Telcom as if the company had been acquired as of the beginning of the three months ended March 31, 2024 (in thousands):

March 31,
2024
Revenues	$14,749
Net Loss	$(3,030)

The pro forma financial information is presented for information purposes only and may not be indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the three months ended March 31, 2024. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs.

The statement of operations, in the table above, for the three months ended March 31, 2024 includes revenues of $0.2 million and income from operations of $8 thousand from the acquired Telcom business.

4.	PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024
Vendor prepayments	$1,979	$1,884
Prepaid insurance	94	135
Other	77	224
Total prepaid expenses and other current assets	$2,150	$2,243

5.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of March 31, 2025 and 2024, inventory consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$4,597	$4,929
Work in process	1,063	1,147
Raw materials	6,185	6,208
Total inventory	$11,845	$12,284

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Office furniture and equipment	$227	$227
Computer equipment and software	290	283
Land, buildings and leasehold improvements	7,868	7,528
Autos	770	769
Machinery and equipment	9,514	9,207
Total property and equipment	18,669	18,014
Less accumulated depreciation	(5,138)	(4,310)
Property and Equipment, net	$13,531	$13,704

Depreciation expense during the three months ended March 31, 2025 and 2024 was $0.7 million for both years. For the three months ended March 31, 2025 and 2024, depreciation expense recognized in Operating expenses was $0.1 million in both years and $0.6 million and $0.1 million in Cost of Goods Sold, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

The following table presents the Company's goodwill asset:

	March 31,	December 31,
	2025	2024
Beginning balance	$10,580	$10,270
Foreign exchange	200	(310)
Impairments	(10,780)	–
Ending balance	$–	$10,580

Intangible assets, net, as of March 31, 2025 and 2024 consists of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(2,080)	$5,994	11
Trade name	1,756	(498)	1,258	10
Customer relationships	444	(158)	286	13
Backlog	185	(185)	–	1
Patents	576	(77)	499	20
Intangible assets	$11,035	$(2,998)	$8,037

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(2,263)	$5,811	11
Trade name	1,756	(541)	1,215	10
Customer relationships	443	(169)	274	13
Backlog	184	(185)	–	1
Patents	592	(82)	510	20
Intangible assets	$11,050	$(3,240)	$7,810

Amortization expense for each of the three months ended March 31, 2025, and 2024 was $0.2 million. Amortization expense for intangible assets held as of December 31, 2024, will be $1.0 million for each of the years 2025 – 2028. Amortization expense recognized in Operating expenses for the three months ended March 31, 2025 and 2024 was $0.1 million and $0.2 million in Cost of Goods Sold, respectively.

8.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

The major components of accrued expenses and long-term liabilities are summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024

Accrued Expenses:
Accrued vacation	$292	$271
Accrued salaries and bonus	1,442	1,498
Vendor accruals	254	75
Accrued warranty	6	6
Other accrued expense	399	612
Total accrued expenses	$2,393	$2,462

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,609	$1,290
Acquired long-term liability	3,432	3,380
Total long-term liabilities	$5,041	$4,670

Acquired long-term liability of $3.4 million consists of a restructuring debt settlement from the acquisition of Amiga. Approximately $0.5 million is current and included in other accrued expenses and the rest is categorized in long-term liability. The debt restructuring was entered into in 2021 for a nine-year term with five years and 9 months remaining at March 31, 2025. Payments are interest free, not secured, and due quarterly as a percentage of the remaining balance due. $23 thousand consists of non-current liabilities related to the acquisition of Telcom. Approximately $32 thousand is current and included in other accrued expenses and the rest is categorized in long-term liability.

9.	NOTE PAYABLE

In May 2023, the Company purchased two new trucks and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $4 thousand, and bears interest at a rate of 7.55% per year. Payment on the loan began in July 2023, and the loan has a short-term balance of $43 thousand. In March 2024, the Company purchased a forklift and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $661, and bears interest at a rate of 6.54% per year. Payment on the loan began in February 2024, and the loan has a short-term balance of $6 thousand. In April 2024, a second forklift was purchased and financed through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $1,661, and bears interest at a rate of 7.89% per year. Payment on the loan began in April 2024, and the loan has a short-term balance of $14 thousand.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time. As of March 31, 2025, after consulting with legal counsel, management believes there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

There was no Federal income tax expense for the three months ended March 31, 2025 or 2024 due to the Company’s net losses. Income tax expense represents the minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. As of March 31, 2025, no benefit has been provided for the quarter-to-date loss. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

12.	STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company has the right, but not the obligation, to sell shares of their common stock having an aggregate offering price of up to $8 million, subject to certain terms and conditions.

Stock Options

Stock options may be granted to new and existing employees and other eligible participants under the Company’s equity incentive plan. New employee option grants generally have a term of ten years and vest ratably over four years.

Option activity for the three months ended March 31, 2025 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2024	663,004	$6.69
Granted	–	–
Forfeited	(12,100)	10.03
Outstanding at March 31, 2025	650,904	$6.63

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

There were no option grants in the three months ended March 31, 2025.

The Company’s stock option compensation expense was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, and there was $1.3 million of total unrecognized compensation costs related to outstanding stock options at March 31, 2025 which will be recognized over 3.5 years. There were no options issued or exercised in the three months ended March 31, 2025. The number of stock options vested and unvested as of March 31, 2025 were 395,531 and 255,373, respectively. Stock-based compensation expense is generally included in selling, general and administrative expenses in the consolidated statement of operations.

Restricted Stock Units

In November 2022, the Board approved a stock grant under the Company’s 2021 Equity Incentive Plan, consisting of (i) a one-time grant of 142,500 restricted stock units (“RSUs”) and (ii) a target number of 142,500 performance restricted stock units (“PRSUs”) to further incentivize and align the CEO’s interest with the Company. For the RSUs, 50% vested upon the grant date, 25% vested on February 1, 2024 and 25% vested on February 1, 2025. The number of shares issuable under the PSUs were determined based on the achievement of performance metrics specific to the Company that were measured at the end of fiscal year 2024. The fair value of both the RSUs and PSUs were based on the stock price of $13.05 per share on the date of grant. The PSUs were reviewed to determine estimated performance over the term and then a factor was applied ranging from 0% to 150% of the grant date fair value. As of December 31, 2024, based on the specific performance metrics set by the Company, the target number of shares underlying the PSUs was increased by 44,531 shares of common stock for a total of 187,031 shares granted under the PSU. There have been no further grants as of the three months ended March 31, 2025.

A summary of activity of the RSUs for the three months ended March 31, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of 2025	35,625	$13.05
Granted	–	–
Vested	(35,625)	2.59
Forfeited	–	–
Unvested at end of 2025	–	$0.00

Stock compensation expense related to restricted stock units was $35 thousand during the three months ended March 31, 2025. Stock compensation expense related to performance stock units was $0.2 million during the three months ended March 31, 2025. There are no further unrecognized stock compensation expenses remaining to be recognized at this time.

Restricted Stock Awards

The Company issues restricted stock awards to the members of its board of directors as compensation for such members’ services. Such grants generally vest ratably over four quarters. The common stock related to these awards are issued to an escrow account on the date of grant and released to the grantee upon vesting. The fair value is determined based on the closing stock price of the Company’s common stock on the date granted and the related expense is recognized ratably over the vesting period.

A summary of activity of the restricted stock awards for the three months ended March 31, 2025:

		Weighted-
	Nonvested	Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2024	–	–
Granted	121,359	$3.09
Vested	(30,340)	2.04
Forfeited	–	–
Nonvested at March 31, 2025	91,019	$3.09

Stock compensation expense related to restricted stock awards was $0.1 million for the three months ended March 31, 2025 and $6 thousand for the three months ended March 31, 2024. Fair values of restricted stock vested during each of the three months ended March 31, 2025 and 2024 were $0.1 million and $2 thousand, respectively.

As of March 31, 2025, there were unvested shares of common stock representing $0.3 million of unrecognized restricted stock grant expense which will be recognized over 9 months.

Warrants

During the three months ended March 31, 2025, the Company had exercisable warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 issued to a consultant for investor relations services to be provided over a five-year period starting in March 2023. The warrants are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrant was recorded to prepaid expenses and other current assets to be recognized over the service period. During the three months ended March 31, 2025, $0.1 million was recorded as expense and at March 31, 2025, $1.0 million of cost has not been recognized and will be recognized over the next 3 years. These warrants are not cashless and expire on March 31, 2028.

A summary of activity of warrants outstanding for the three months ended March 31, 2025 is as follows:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	200,000	$17.00
Granted	–	–
Expired	–	–
Exercised	–	–
Outstanding at March 31, 2025	200,000	$17.00

The warrant outstanding as of March 31, 2025 expires in March 2028. The intrinsic value of the shares of common stock underlying the warrants at March 31, 2025 was $0.00.

13.	REVENUES

For each of the identified periods, revenues are categorized as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Product sales	$5,970	$13,570
Maintenance fees	67	27
Professional services	69	65
Shipping and handling	256	978
Discounts and allowances	(38)	(80)
Total revenues	$6,324	$14,561

The following table disaggregates gross revenue from our clients by significant geographic area for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
United States	$4,798	$13,132
Serbia	764	1,081
Romania	391	95
Croatia	298	94
Montenegro	73	102
Bosnia	–	57
Total revenue	$6,324	$14,561

During the three months ended March 31, 2025 and 2024, 14% and 58% of revenues were derived from federal customers, while 33% and 26% were from state and local governments, respectively. In addition, 25% of revenues in the three months ended March 31, 2025 were sales made outside of the United States compared to 11% in the prior year.

At March 31, 2025 and 2024, deferred revenue was $1.9 million and $1.5 million, respectively. These amounts consisted mainly of customer deposits in the amount of $0.7 million and $0.9 million for March 31, 2025 and 2024, respectively, and prepaid multi-year maintenance plans for previously sold products which account for $1.2 million and $0.6 million for March 31, 2025 and 2024, respectively, and pertain to services to be provided through 2035. Revenue recognized during the three months ended March 31, 2025 and 2024 which pertained to revenue deferred in prior years was $48 thousand and $27 thousand respectively.

The balance of contract assets is driven by the difference in timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. The balance of contract liabilities is driven by the difference in timing between when cash is received pursuant to a contract and when the Company’s performance obligations under the contract are satisfied.

The following table provides the activity for the contract liabilities recognized (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Beginning Balance	$1,647	$1,230
Additions	324	111
Recognized in revenue	(72)	(250)
Ending Balance	$1,899	$1,091

14.	SEGMENT REPORTING

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

15.	RISKS AND UNCERTAINTIES

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

16.	SUBSEQUENT EVENTS

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled "Risk Factors" and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances or to reflect new information or the occurrence of unanticipated events, except as required by law.

Overview

Beam is a clean-technology innovation company headquartered in San Diego, California with factories in the U.S. in San Diego, California and Broadview, Illinois and in Europe in Belgrade and Kraljevo, Serbia. We develop, design, engineer, manufacture, and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, infrastructure for Smart Cities (the interconnected physical and digital elements within a city that utilize technology to enhance efficiency, sustainability, and quality of life for residents), energy security and disaster preparedness and highly energy-dense battery solutions in safe, compact and unique form-factors. Additionally, we manufacture steel structures with electronic integration such as street lighting, cell towers and energy infrastructure products as well as power electronics including invertors, charge controllers, power supplies and LED lighting. Beam’s energy storage products provide high energy density in safe, compact and bespoke form-factors, which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid.

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

We provide energy storage technologies that we believe make commodity battery cells safer, longer lasting and more energy efficient. Our battery management systems, and associated packaging, make batteries safer and usable in a variety of mobility, energy-security, and stationary applications.

Our street lighting and other street furniture products are mass produced and sold in 18 nations globally. We are increasingly adding power electronics, energy storage, computing, sensing and reporting to our street furniture products as we evolve them to provided greater levels of Smart Cities services.

Beam’s renewably energized infrastructure products and proprietary technology solutions target markets that are experiencing significant growth with annual global spending in billions of dollars.

•	EV charging infrastructure;

•	Smart Cities infrastructure;

•	energy storage solutions;

•	energy security and disaster preparedness;

•	transportation infrastructure products; and

•	Power electronics and telecommunications equipment

The Company focuses on creating high-quality products that are powered primarily by renewable energy, rapidly deployable, have diverse use cases and are attractively designed. We believe that there is a clear need for rapidly deployable and highly scalable EV charging and infrastructure for Smart Cities, and that our EV ARC™, BeamBike™, BeamPatrol™, BeamSkoot™, BeamSpot™ and other street furniture products fulfill that requirement. We are agnostic to the EV charging service equipment as we do not sell EV charging, rather we sell products which enable it. Our EV charging infrastructure products replace the traditional infrastructure required to support EV chargers, not the chargers themselves.

We have over thirty years of experience deploying street-lighting, transportation, energy and telecommunications infrastructure products as a result of our 2023 acquisition of Amiga in Serbia. We have relationships with existing customers to whom we are now able to sell our renewably energized EV charging infrastructure products as well as our Smart Cities products.

During the second half of 2024 we significantly expanded our product portfolio with the addition of rapidly deployed and highly scalable charging infrastructure products for electric bicycles, electric scooters, and electric motorcycles. We also introduced de-salination as a capability to enhance the lifesaving aspects of our disaster preparedness products. Powered by 100% renewable energy, our BeamWell™ self-sufficient water treatment system converts seawater into vital freshwater. It is equipped with four eMopeds for efficient and rapid transport in environments such as war zones, disaster or crisis zones, where people need drinking water, electricity and mobility most.

Our ability to make commodity battery cells safer, longer lived and more energy efficient in bespoke enclosures is, we believe, a significant differentiator as we move to an increasingly electrified and untethered world. All of our renewably energized products generate their own electricity and are stored in our integrated batteries. Our ability to develop energy-dense, highly safe batteries in unique shapes and sizes allows us to serve customers with specialized needs, including manufacturers of drones, robotic and medical devices, submersibles, refrigerated transport units, and a wide range of other applications. We are also able to enhance our patented products which provide electric vehicle charging, energy security disaster preparedness through the creation of bespoke energy-dense and safe battery products which are unique to our in-house portfolio.

We believe our chief differentiators are:

•	Our patented, renewably energized products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure when compared to traditional, utility grid tied alternatives;

•	Our proprietary and patented energy storage solutions;

•	Our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;
•	Our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions;

•	Our ability to add electrical capacity to provide for the significant increase demand brought by electrified transportation, data centers, AI and the electrification of industry, without having to go through expensive, time-consuming and risky utility grid expansion (adding power stations, transmission lines and distribution infrastructure like substations);

•	Our ability to create new and patentable products which are marketable and consist of a complex integration of our proprietary technology and parts with other commonly available engineered components, which create a further barrier to entry for our competition;

•	Our ability to create products which provide valuable solutions to nascent industries with very large market opportunities globally;

•	Our geographic footprint in North America and Europe, and existing customer base and contracts.

Overall Business Outlook

Our revenues for the first three months of 2025 were $6.3 million, a 57% decrease from $14.6 million for the first three months in 2024. We believe that the decrease in revenue is a result of uncertainty in the U.S. government’s zero emission vehicle strategy related to the presidential election. These matters have particularly impacted our larger federal customers and we do not believe that they signify any fundamental reduction in demand for our products. Our pipeline of prospective customer orders has increased during the same period, although we cannot be sure of when, or if, those prospective orders will turn into actual sales. As we have continued investment in our sales resources, in September 2024 we hired a new Vice President of Sales in the U.S. and a new Director of Channel Partnerships in Europe to drive growth in commercial and government sectors. Revenues were diverse across federal, state and local governments, as well as enterprise and education sector customers. International customers comprised 25% of all revenue as of March 31, 2025 verses 11% for the three months ended March 31, 2024. Revenues derived from non-government commercial entities increased by 41% for the three months from 2024 to 2025 and were 53% of total revenues in 2025. For the three months ended, March 31, 2025, the Company’s sales to federal, state and local governments represented 47% of revenues verses 84% of the same period revenues in 2024.

We continue to invest in sales employees, marketing resources, diversifying our product portfolio with new product offerings and expanding our geographic footprint to reduce our reliance on single large orders of our EV ARC™ product from federal agencies, although we believe that that opportunity still exists. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases and our new and existing products are brought to larger international audiences, our business will be less impacted by specific variations in order timing. We have initiated a program of resellers, agents and distributors, as a sales force multiplication strategy without adding to our operating costs, as they are only compensated when they sell products. This means that we can take our greatly expanded product portfolio and sell it into greatly expanded geographic opportunities, without having to invest significantly. We now have resellers and agents in the United States, Spain, Portugal, Italy, Caribbean, Central America, the Balkans, the Middle East, Africa and Australia.

The Company believes there continues to be a high level of support for funding EV charging infrastructure from both commercial and government entities, including a number of federal grants available under the Inflation Reduction Act. In addition, certain of our commercial customers may benefit from the Federal Solar Investment Tax Credit and accelerated depreciation as allowed under Section 179 of the IRS code which, we believe, provides a competitive advantage for our products over traditionally installed EV charging infrastructure which is not eligible for these incentives. Given these available incentives, we have invested in a federal lobbyist, a federal business development resource and a government relations employee, who have helped to identify opportunities and increase awareness of our product and outreach with federal agencies. We have in place a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. In addition, the GSA awarded Beam Global a federal blanket purchase agreement in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In the three months ended March 31, 2025, we recorded revenues of $3.0 million for federal customers, compared to $12.2 million for the same period in 2024. We expect to see uneven orders from quarter to quarter, especially with our federal customers, but over time we expect our revenues to grow. Our commercial, non-government, revenues increased as a percentage of our revenues from 16% to 53% from the first three months of 2024 to the first three months of 2025. Our geographic expansion into Europe and our additional business development activities in the Middle East and Africa are, we believe, also providing opportunities for growth which are not dependent on, or impacted by, shifts in US government zero emission vehicle policies. The new products we have brought to market offer values which are also not dependent upon US federal government investment.

We expect the electric vehicle market to continue to experience significant growth globally over the next decade, which will in turn increase demand for additional EV charging infrastructure. We believe we are positioned to benefit significantly from this growth. Additionally, by achieving compliance with the Build America, Buy America Act, which ensures that our products are manufactured in the United States using a sufficient amount of domestically sourced materials, we will meet federal domestic production requirements. Furthermore, obtaining the CE mark (Conformité Européenne) a mandatory certification indicating that a product complies with European Union (EU) health, safety, and environmental protection standards, on EV ARC™, BeamBike™, BeamWell™ and BeamPatrol™ products, will allow our products to be freely traded within the European Economic Area (EEA). We believe these achievements will enhance our credibility, strengthen consumer trust, and increase demand for our products, particularly among federal, state, and local government agencies.

As a result of the acquisition of All Cell we now have the ability to value engineer bespoke battery solutions for our products. Beam All-Cell™ batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from our Beam All-Cell™ highly differentiated products. With the continued growth of untethered electrification, we believe there is an opportunity for increased demand in these markets and others.

In October 2023, the Company acquired Amiga (now renamed Beam Europe), an established manufacturer of specialized steel structures and equipment, producing streetlights, communications and energy infrastructure whose manufacturing, engineering and sales teams service municipalities, states and commercial customers in 18 nations. The addition of Amiga has expanded Beam’s presence into the European, Middle Eastern and African markets and increased our production, engineering, sales and product development expertise. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized, rapidly deployed and highly scalable products can play a major role in the provision of EV charging infrastructure for all types of electric vehicles, bikes, scooters and motorcycles in Europe, the Middle East and Africa.

On August 30, 2024, Beam acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Telcom engineers and manufacturers specialized in power electronics including invertors, charge controllers, power supplies and LED lighting. Telcom has electrical engineering, product development and manufacturing capabilities which Beam believes are ideally suited to improve the Company’s current and future products for the global market while reducing our costs and improving our margins. Telcom has a well-respected and highly talented team of electrical engineers, focused on power electronics and the integration of renewables and energy storage. Existing Telcom customers include the region’s largest telecommunications company as well as other corporate entities which we believe provide further opportunities for cross selling the other products in our portfolio.

In November 2024, we deployed our first sponsorship funded network of EV ARC™ systems at Belgrade International Airport in Serbia. Beam Global retains ownership of the deployed EV ARC™ units and receives recurring payments from Globos Osiguranje, the region’s fastest growing insurance company. In return, Globos Osiguranje benefits from prominent brand visibility, with their branding displayed on EV ARC™ systems installed in high-traffic parking spaces closest to the airport terminal. These branded systems are strategically positioned to be visible to travelers as they arrive at and depart from the airport. We also entered into an agreement with Vinci Airports, the world’s leading private airport operator with over 70 airports under management internationally, which does not require us to pay rent because of the amenity value that is delivered to the airport through the provision of a free driving on sunshine experience for their visitors and guests. We believe that we may be able to repeat this model in other Vinci airports around the world. We also believe that now that we have successfully proved that this business model works, we can further expand it into different types of environments where there are sufficient densities of people to make the advertising worthwhile.

In December 2024, we partnered with Benzina Zero, an innovative provider of electric mopeds and scooters, electric bicycles and micro-mobility solutions. Benzina Zero (which is Italian for zero gasoline) is Australia’s leading e-mobility brand offering a range of e-scooters, e-mopeds, e-bikes and e-motorcycles. Benzina Zero work with global fleet businesses across a number of industries including food delivery, postal delivery to eco-tourism, and boast a comprehensive dealer network Australia-wide. Benzina Zero have appointed distributors in Australia, Italy, United Kingdom, Ireland, Slovenia and Croatia and are also active in New Zealand, Hong Kong, Singapore, Philippines and Finland. We will bundle Benzina Zero e-mobility solutions with products BeamBike™, BeamWell™ and BeamSkoot™, and will introduce Benzina’s highly ruggedized products to Beam’s existing customers and prospects globally. This is another approach to increase our sales channels without adding overhead costs.

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

We are in development on our newest patented products which include BeamSpot™, UAV ARC™ and others, which we expect will continue to expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets. Beam Europe (formerly Amiga) is one of Europe’s largest manufacturers of streetlights and has a team of qualified structural, electrical and civil engineers who are experts in the field of development and deployment of street lighting. They are working with our engineers in San Diego and Broadview to continually improve the engineering and development of our new BeamSpot™ product. We believe that BeamSpot™ may become our largest selling product. BeamSpot™ is currently in the process of being installed and we received our first order for that product within two months of it being launched.

In addition, EV ARC™, BeamBike™, BeamWell™ and BeamPatrol™ products have fulfilled the requirements to receive the CE mark (Conformité Européenne), a mandatory symbol indicating that a product meets European Union (EU) health, safety and environmental protection requirements, allowing it to be freely traded within the European Economic Area (EEA).

The Company reported a positive gross profit of $0.5 million for the three months ended March 31, 2025, compared to $1.5 million gross profit in 2024. Our gross margin as a percentage of sales was 7.9% for the three months ended March 31, 2025. Additionally, for the three months ended March 31, 2025, 88.4% of ARC sales reflected our price increase implemented in 2023. Our gross profits included a negative impact of $1.0 million for non-cash depreciation and intangible amortization. Our gross margin net of non-cash items was 20.6%. We expect to see our costs of goods sold continue to decrease over time. We have continued to implement lean manufacturing process improvements and making engineering changes to our products which we expect to result in cost reductions. Many of the components that we integrate into our products are manufactured by others. We continue to identify components and sub-assemblies that may be more cost effective to produce in our Serbian facilities, which we believe may further reduce our costs, increase our gross margins, and significantly increase the potential output from our US-based factories. We expect that the receipt of orders may be inconsistent quarter over quarter, however, we expect that in the long term, our revenues will grow as we expand our product offerings and geographic reach and because we expect to see a significant increase in the global demand for electric vehicle charging infrastructure. As such we do not anticipate significant pricing pressure on our products. The increase in demand for electric vehicle charging infrastructure and, we believe, over the long term, our revenues, combined with the cost-cutting measures described above, lead us to believe that we will continue to see improvement in our gross margins in the future. Beam Europe has the capability to perform several activities which we outsource in the US. We believe that in combination with a generally less expensive operating environment in Serbia, we will be able to produce our products in Europe less expensively than in the U.S., even as we continue to reduce our costs in the U.S.

Critical Accounting Estimates

The financial statements and related disclosures were prepared in accordance with U.S. generally accepted accounting principles which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in our condensed consolidated financial statements include, but are not limited to, accounting for acquisitions and business combinations; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; leases; fair value of financial instruments, income taxes; inventory; and commitments and contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, and we continually evaluate our assumptions and modify as needed. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. There have been no changes since year end, refer back to the Company’s Form 10-K for December 31, 2024.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenues. For the three months ended March 31, 2025, our revenues decreased 57% to $6.3 million compared to $14.6 million for 2024. During the three months ended March 31, 2025, $1.0 million, or 14% of product sales, were to Federal customers. State and Local governments customers accounted for $2.1 million, or 33% of revenues. We continue to invest in sales, marketing and government relation employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. The Company reported a positive gross profit of $0.5 million, a 7.9% gross margin for the three months ended March 31, 2025, compared to a gross profit of $1.5 million, a 10.2% gross margin in 2024. Additionally, 24.1% of ARC sales in 2024 reflected the price increase implemented in 2023 and 88.4% in the first three months ending March 31, 2025. The gross profit includes a non-cash negative impact of $0.2 million for amortization of intangible assets resulting from the All Cell acquisition. Without this non-cash expense, gross profit for 2025 would be $0.7 million, a 10.9% gross margin. Our engineering team has continued to implement design changes during 2024 which reduced the bill of materials for the EV ARCTM, improving the product margins throughout 2024. We expect the Company’s revenue to grow in the future and our fixed overhead absorption to continue to improve.

Operating Expenses and Impairment of Goodwill. Total operating expenses were $16.0 million for the three months ended March 31, 2025, compared to $4.5 million in 2024. The 2025 operating expenses included a $10.8 million goodwill impairment and a $0.8 million increase due to European acquisitions. Based on the results of the Company’s goodwill impairment procedures, the Company recorded goodwill impairment for the single reporting unit during the three months ended March 31, 2025. The Company believes the goodwill impairment reported during the three months ended March 31, 2025 is not a negative indicator of historic or current operating results and not a negative indicator of future performance as the Company has taken significant steps to diversify its geographical reach and product offerings while focusing strategic growth. The Company believes that the resulting non-cash charge has no impact on the Company’s compliance with its cash flows or available liquidity.

Liquidity and Capital Resources

At March 31, 2025, we had cash of $2.5 million, compared to $5.0 million at March 31, 2024. We have historically met our cash needs through a combination of debt and equity financing and most recently through gross profit contribution. Our cash requirements are generally for operating activities and acquisitions.

Management believes the Company’s present cash flows will enable it to meet its obligations for twelve months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	March 31,
	2025	2024
Cash provided by (used in):
Net cash used in operating activities	$(1,760)	$(3,026)
Net cash used in investing activities	$(70)	$(2,817)
Net cash provided (used) by financing activities	$(15)	$277

For the three months ended March 31, 2025, our cash used in operating activities was $1.8 million compared to $3.0 million for the three months ended March 31, 2024. Net loss of $15.5 million for the three months ended March 31, 2025 was decreased by $12.5 million of non-cash expense items that included $10.8 million for Goodwill impairment, $1.0 million for depreciation and amortization, $0.5 million for stock-based compensation and $0.2 million in provisions for credit losses. Cash used in operations also included a $0.7 million decrease in accounts payable, $0.7 million decrease in accounts receivable, $0.6 million decrease in inventory and $0.1 million decrease in accrued expenses offset by $0.2 million increase in accrued expenses related to short term taxes payable, $0.2 million increase in other long term liabilities and $0.2 million increase in deferred revenue.

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

Cash used in investing activities in the three months ended March 31, 2025 and March 31, 2024 was $0.1 million related to the purchases of equipment in both years. The three months ended March 31, 2024, included a $2.7 million reduction of deferred consideration for a cash payment for the Amiga acquisition.

For the three months ended March 31, 2025, cash used by our financing activities was $15 thousand related to repayments of note payables related to auto leases compared to $25 thousand borrowings in the prior year. Additionally, for the three months ended March 31, 2024, cash generated by our financing activities included $0.3 million for the exercise of warrants net of offering expenses.

Current assets decreased to $23.6 million at March 31, 2025 from $27.1 million at December 31, 2024, primarily due to a $2.1 million decrease in cash, $1.0 million decrease in accounts receivable, and $0.4 million decrease in Inventory. Current liabilities decreased $0.4 million at March 31, 2025 compared to December 31, 2024, primarily due to a $0.6 million decrease in accounts payable offset by $0.2 million increase in sales tax payable. As a result, our working capital decreased to $10.8 million at March 31, 2025 compared to $13.8 million at December 31, 2024.

The Company has been focused on marketing and sales efforts to increase our revenues, and we believe those efforts have led to an increase in revenues by 144% from 2021 to 2022 and 206% from 2022 to 2023. Even though there was a decrease in revenues by 27% from 2023 to 2024, we believe our marketing and sales efforts have been impactful. The Company has improved its gross profit in 2024 and will continue to in 2025, and it is expected to improve in the future as a result of a price increases implemented late 2023 being almost fully recognized in 2025 and benefits from cost reductions from several design changes. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit further. The Company continued to see material cost reductions as synergies are recognized, especially with steel and battery cells, and we expect this trend to continue. This combined with engineering and manufacturing improvements should result in increasing gross profit margin on the EV ARC™ in the future.

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

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company has the right, but not the obligation, to sell up to $8 million in shares of its common stock, subject to certain terms and conditions.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weakness in internal controls as identified below.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified the following material weaknesses:

•	Ineffective design and implementation over Information Technology General Controls (“ITGCs”)
•	The Company does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory
•	The Company did not maintain adequate controls relating to documentation of the review and approval of reconciliations and other schedules prepared internally to be included or disclosed in the financial statements. Many of our reports and reconciliations are performed in Excel spreadsheets, and we did not adequately validate the segregation of duties between the preparer and the approver with a signature and time stamp
•	Appropriate segregation of duties that would adequately restrict user access and ensure adequate review of transactions. Because we are a small company, many employees have multiple job responsibilities, and during the implementation in Q4, access was allowed for employees to access necessary tasks. As we move forward into 2025, we will assign access to ensure the proper segregation of duties. Additionally, we need to ensure the employees are adequately trained and able to resolve issues in a timely way. The Company needs to establish appropriate procedures for change management to ensure changes to the system are formally approved, properly restricted to appropriate personnel, and adequately tested
•	The Company did not maintain sufficient controls related to Beam Europe
•	The Company did not complete a Sarbanes-Oxley (SOX) Section 404A assessment

Changes in Internal Control Over Financial Reporting

The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. During the three months ended March 31, 2025, the Company has taken various actions to strengthen our internal control over financial reporting, including:

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Certificate of Correction to the Amendment After Issuance of Stock filed December 15, 2023	10-K	001-38868	3.6	4/11/2025

3.7	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.8	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Common Stock Purchase Warrant dated March 22, 2023					X

10.1*	Separation Agreement with Sandra Peterson dated January 20, 2025	8-K	000-53204	10.1	1/24/2025

10.2	At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated as of April 11, 2025	10-K	000-53204	10.17	4/11/2025

10.3	Consulting Agreement dated March 22, 2023 with 58 Concourse Partners LLC					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Labels Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL	X

*Represents a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2025	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Lisa A. Potok
Lisa A. Potok, Chief Financial Officer (Principal Financial/Accounting Officer)

