Form 10-Q
period 2025-06-30
Beam Global
filed 2025-08-14
CIK 1398805

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2025

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

(858) 321-2223

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of August 11, 2025 was 17,965,148.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Beam Global

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$3,414	$4,572
Accounts receivable, net of allowance for credit losses of $511 and $259	6,082	8,027
Prepaid expenses and other current assets	1,669	2,243
Inventory, net	11,280	12,284
Total current assets	22,445	27,126

Property and equipment, net	14,829	13,704
Operating lease right of use assets	1,771	1,893
Goodwill	–	10,580
Intangible assets, net	7,577	8,037
Deposits	122	119
Total assets	$46,744	$61,459

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,444	$8,959
Accrued expenses	2,910	2,462
Sales tax payable	501	195
Deferred revenue, current	846	847
Note payable, current	65	63
Contingent consideration, current	166	93
Operating lease liabilities, current	744	696
Total current liabilities	12,676	13,315

Deferred revenue, noncurrent	830	800
Note payable, noncurrent	165	199
Contingent consideration, noncurrent	50	216
Other liabilities, noncurrent	3,480	3,380
Deferred tax liabilities, noncurrent	1,815	1,290
Operating lease liabilities, noncurrent	836	971
Total liabilities	19,852	20,171

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of June 30, 2025 and December 31, 2024	–	–
Common stock, $0.001 par value, 350,000,000 shares authorized, 16,858,931 and 14,835,630 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	16	15
Additional paid-in-capital	151,382	147,072
Accumulated deficit	(124,444)	(104,643)
Accumulated Other Comprehensive Income (AOCI)	(62)	(1,156)

Total stockholders' equity	26,892	41,288

Total liabilities and stockholders' equity	$46,744	$61,459

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$7,075	$14,812	$13,399	$29,373

Cost of revenues	5,641	12,456	11,464	25,538

Gross profit	1,434	2,356	1,935	3,835

Operating expenses	5,901	7,147	11,166	11,674

Impairment of goodwill	–	–	10,780	–

Loss from operations	(4,467)	(4,791)	(20,011)	(7,839)

Other income (expense)
Interest income	14	38	37	109
Other income (expense)	182	(149)	186	(205)
Interest expense	(7)	(14)	(13)	(18)
Other income	189	(125)	210	(114)

Net Loss	$(4,278)	$(4,916)	$(19,801)	$(7,953)

Net foreign currency translation benefit (expense)	633	(95)	1,094	(424)

Total Comprehensive Loss	$(3,645)	$(5,011)	$(18,707)	$(8,377)

Net Loss per share - basic/diluted	$(0.28)	$(0.34)	$(1.30)	$(0.55)

Weighted average shares outstanding - basic/diluted	15,499	14,533	15,272	14,486

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

			Accumulated Other Additional	Total	Accumulated Other	Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	14,919	$15	$147,072	$(104,643)	$(1,156)	$41,288
Stock issued for director services - vested	30	–	94	–	–	94
Stock issued to (released from) escrow account - unvested	94	–	–	–	–	–
Employee stock-based compensation expense	–	–	352	–	–	352
Impact of foreign currency translation	–	–	–	–	461	461
Net income (loss)	–	–	–	(15,523)	–	(15,523)
Balance at March 31, 2025	15,043	$15	$147,518	$(120,166)	$(695)	$26,672
Stock issued for director services - vested	30	–	93	–	–	93
Stock issued to (released from) escrow account - unvested	(30)	–	–	–	–	–
Settlement of earnout related to acquisition	28	–	93	–	–	93
Employee stock-based compensation expense	–	–	138	–	–	138
Stock based compensation	336	–	1,349	–	–	1,349
Impact of foreign currency translation	–	–	–	–	633	633
Sale of stock under Committed Equity Facility	1,452	1	2,191	–	–	2,192
Net income (loss)	–	–	–	(4,278)	–	(4,278)
Balance at June 30, 2025	16,859	$16	$151,382	$(124,444)	$(62)	$26,892

Balance at December 31, 2023	14,398	$14	$142,265	$(93,361)	$624	$49,542
Stock issued for director services - vested	–	–	6	–	–	6
Employee stock-based compensation expense	–	–	468	–	–	468
Warrants exercised for cash	40	–	252	–	–	252
Impact of foreign currency translation	–	–	–	–	(329)	(329)
Net income (loss)	–	–	–	(3,037)	–	(3,037)
Balance at March 31, 2024	14,438	$14	$142,991	$(96,398)	$295	$46,902
Stock issued for director services - vested	–	–	6	–	–	6
Employee stock-based compensation expense	–	–	446	–	–	446
Warrants exercised for cash	88	–	558	–	–	558
Impact of foreign currency translation	–	–	–	–	(95)	(95)
Sale of stock under Committed Equity Facility	82	–	496	–	–	496
Net income (loss)	–	–	–	(4,916)	–	(4,916)
Balance at June 30, 2024	14,608	$14	$144,497	$(101,314)	$200	$43,397

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(19,801)	$(7,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,763	1,916
Provision on credit losses	252	(70)
Change in fair value of contingent consideration liabilities	–	1,532
Impairment of goodwill	10,780	–
Employee stock-based compensation	2,181	1,088
Disposal of property and equipment	48	43
Amortization of operating lease right of use asset	67	409
Abandoned patent costs	–	75
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,004	3,279
Prepaid expenses and other current assets	477	277
Inventory	1,494	(957)
Deposits	(3)	(44)
Increase (decrease) in:
Accounts payable	(1,859)	(1,653)
Accrued expenses	356	1,710
Operating lease liability	–	(397)
Sales tax payable	299	346
Deferred revenue	(24)	296
Other long term liabilities	(112)	6
Net cash used in operating activities	(2,078)	(97)

Investing Activities:
Purchase of property and equipment	(811)	(240)
Payment of deferred consideration	–	(2,713)
Funding of patent costs	(27)	–
Net cash used in investing activities	(838)	(2,953)

Financing Activities:
Proceeds from sale of common stock under committed equity facility, net of offering costs	2,192	495
Warrants exercised for cash	–	810
Repayments of note payable	(30)	–
Borrowings of note payable	–	91
Net cash provided by financing activities	2,162	1,396

Effect of exchange rate changes	(405)	10

Net decrease in cash	(1,158)	(1,644)
Cash at beginning of period	4,572	10,393
Cash at end of period	$3,414	$8,749

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13	$18
Cash paid for taxes	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of earnout related to acquisition	$93	$–
Purchase of property and equipment by incurring current liabilities	$–	$240
Transfer of prepaid asset to inventory	$–	$1,421

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

Beam is a clean-technology innovation company headquartered in San Diego, California with offices in the U.S. in San Diego, California and Broadview, Illinois; in Europe in Belgrade and Kraljevo, Serbia; and in Abu Dhabi, United Arab Emirates. We develop, design, engineer, manufacture, and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, infrastructure for Smart Cities (the interconnected physical and digital elements within a city that utilize technology to enhance efficiency, sustainability, and quality of life for residents), energy security and disaster preparedness and highly energy-dense battery solutions in safe, compact and unique form-factors. Additionally, we manufacture structures with electronic integration such as street lighting, cell towers and energy infrastructure products as well as power electronics including invertors, charge controllers, power supplies and LED lighting. Beam’s energy storage products provide high energy density in safe, compact and bespoke form-factors, which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid.

Beam’s products and proprietary technology solutions target the following markets:

•	EV charging infrastructure;

•	Smart Cities infrastructure;

•	Energy storage solutions;

•	Energy security and disaster preparedness;

•	Transportation infrastructure products; and

•	Power electronics and telecommunications equipment

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In Management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2025 and 2024, and our financial position as of June 30, 2025, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

The Company maintains its cash in banks and financial institutions deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2025. As of June 30, 2025, approximately $1.7 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended June 30, 2025, one customer accounted for 10% of total revenues and for the three months ended June 30, 2024, three customers accounted for 21%, 11% and 10% of total revenues, each with no other single customer accounting for more than 10% of revenues. For the six months ended June 30, 2025 no one customer accounted for more than 10% of revenues and only one customer accounted for 25% of total revenues for the six months ending June 30, 2024. At June 30, 2025, accounts receivable from one customer accounted for 12% of total accounts receivable and at June 30, 2024, accounts receivable from three customers accounted for 22%, 13% and 10% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the three months ended June 30, 2025 and 2024, the Company’s concentration of sales to federal customers represented 2% and 35% of revenues, respectively and the concentration of sales to state and local governments represented 32% and 34% of revenues, respectively. For the six months ended June 30, 2025 and 2024, the Company’s concentration of sales to federal customers represented 8% and 47% of revenues, respectively and the concentration of sales to state and local governments represented 32% and 30% of revenues, respectively.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations:

	June 30,
	2025	2024

Assets - Serbia	$21,474	$24,553
Assets - U.S.	25,270	47,361
Total Assets	$46,744	$71,914

Liabilities - Serbia	$12,037	$10,234
Liabilities - U.S.	7,815	18,283
Total Liabilities	$19,852	$28,517

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Sales - Serbia	$3,300	$2,771	$4,826	$4,200
Sales - U.S.	3,775	12,041	8,573	25,173
Total Revenues	$7,075	$14,812	$13,399	$29,373

Net Income/(Loss) - Serbia	$691	$(425)	$(6,000)	$(798)
Net Loss - U.S.	(4,969)	(4,491)	(13,801)	(7,155)
Total Net Loss	$(4,278)	$(4,916)	$(19,801)	$(7,953)

Impairment of Goodwill

The Company operates as one operating segment and reporting unit and therefore evaluates goodwill for impairment as one singular reporting unit annually during the fourth quarter or more often when an event occurs, or circumstances indicate the carrying value may not be recoverable. Management does not believe that the carrying value will not be recoverable however the sustained decline in our stock price has triggered a determination of the fair value of the reporting unit, requiring us to make significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit.

During the three months ending March 31, 2025, the Company continued to experience a decline in its stock price resulting in the total market value of its common stock outstanding (“market capitalization”) being less than the carrying value of the reporting unit. Management believes this decline in market value is due to a variety of factors, as further described below, but not the actual value of the acquired entities which included the goodwill which is being impaired. Considering the circumstances and indicators of potential impairment described above, Management performed an interim quantitative goodwill impairment test as of March 31, 2025. Management first considered whether any impairment was present for the Company’s long-lived assets, concluding that no such impairments were present. The Company does not have any indefinite lived assets other than goodwill.

The Company concluded that the sustained stock price decline in the Company’s common stock and its market capitalizations as of March 31, 2025 was a triggering event which required Management to perform a quantitative goodwill impairment test. Management determined the value of goodwill largely based on the Company’s stock price and not on the activities or performance of the acquired entities. The results of the Company’s test for impairment of goodwill as of March 31, 2025, utilizing recent trends in stock price over a reasonable period, created a condition in which the accounting rules determine that the fair value of goodwill fell below its book value. Based on the results of the goodwill impairment procedures, the Company recorded a $10.8 million goodwill impairment for the single reporting unit during the three months ended March 31, 2025.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, the Company’s historical write-off experience, net of recoveries, and economic conditions. Exposure to losses from receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. A summary of the allowance for credit losses for the three months ended June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Beginning of period	$259	$448
Net provision for credit losses	252	(72)
(Charge-offs)/recoveries, net	–	(117)
End of Period	$511	$259

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

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of June 30, 2025. The Company had Level 3 liabilities as of June 30, 2025. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2024	–	–	$309
Additions			–
Change in fair value			93
Contingent Consideration as of June 30, 2025	–	–	$216

Significant Accounting Policies

During the three months ended June 30, 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following shares were not included in the computation of diluted loss per share:

	June 30,
	2025	2024
Stock Options	639,904	594,558
Warrants	200,000	200,000
Total Shares	839,904	794,558

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net losses of $19.8 million for the six months ended June 30, 2025 which includes $15.1 million of non-cash expenses that mainly included impairment of goodwill of 10.8 million, employee stock-based compensation of $2.2 million and depreciation and amortization of $1.8 million. The Company had net losses of $8.0 million for the six months ending June 30, 2024 which includes $4.2 million of non-cash expenses that included depreciation and amortization of $1.9 million, employee stock-based compensation expense of $1.3 million, offset by decreases of $0.6 million provision on credit losses and $1.5 million for a change in fair value of contingent consideration liabilities. The Company had net cash used in operating activities of $2.1 million $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

At June 30, 2025, the Company had a cash balance of $3.4 million and working capital of $9.8 million. Based on the Company’s current operating plan and the available working capital that it believes can be converted to cash (specifically the accounts receivable balance of approximately $6.1 million), the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

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

Telcom

On August 30, 2024, the Company acquired Telcom d.o.o Beograd (“Telcom”), pursuant to a Share Sale and Purchase Agreement dated as of August 30, 2024 (the “Telcom Agreement”) with the owners (the “Telcom Sellers”) of Telcom. Telcom is a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Beam acquired all of the equity stock of Telcom from the Telcom Sellers in exchange for cash and Beam common stock. The total purchase price was subject to adjustment based on the amount of cash held by Telcom at closing. Based on Telcom’s cash balance at closing equal to approximately EUR 220,298, Beam paid to the Telcom Sellers a purchase price equal to EUR 815,298 which was paid to the Telcom Sellers as follows: (i) EUR 430,000 cash and (ii) issued 82,506 shares of Beam common stock. At closing, Telcom had a positive working capital balance of approximately EUR 500,000 which consisted of (i) a cash balance equal to EUR 220,000, accounts receivables of approximately EUR 115,000, inventory of approximately EUR 275,000 and accounts payable of approximately EUR 110,000.

In addition to the above payments, the Telcom Sellers are eligible to earn up to EUR 250,000 (the “Earnout Cap”) in additional shares of Beam common stock if Telcom meets certain revenue milestones for fiscal years 2024 and 2025 (the “Telcom Earnout Consideration”). The Telcom Earnout Consideration that the Telcom Sellers were eligible to receive for 2024 was equal to the amount the net revenue of Telcom (“Telcom Net Revenue”) exceeded EUR 850,000 for 2024 up to the Earnout Cap. The Company issued 27,836 shares of stock valued at $0.1 million as payment for the 2024 Telcom Earnout Consideration. The Telcom Earnout Consideration was less than the Earnout Cap, and the Telcom Sellers will be eligible for additional Telcom Earnout Consideration in 2025 if (i) 2025 Telcom Net Revenue exceeds 2024 Telcom Net Revenue, and (ii) 2025 Telcom Net Revenue exceeds $850,000. The Telcom Earnout Consideration for 2025 will be calculated based on the amount the 2025 Net Revenue exceeds the 2024 Net Revenue subject to the Earnout Cap. In no event, will the Telcom Earnout Consideration for 2024 and 2025, in the aggregate, exceed the Earnout Cap. The Telcom Earnout Consideration for each period will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable calendar year. In no event and under no circumstances will the Telcom Sellers receive from Beam or will Beam issue to the Telcom Sellers in connection with the transaction Beam’s common stock in an amount that exceeds 19.99% of the outstanding common stock of Beam immediately prior to closing.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over net fair value of tangible and intangible assets acquired.

The valuation of the Telcom Earnout Consideration was performed using a discounted cash flow analysis to determine the fair value of the contingent consideration, which includes estimates and assumptions such as forecasted revenues of Telcom, discount rates, and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Telcom Earnout Consideration will be reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the six months ended June 30, 2025 is as follows (in thousands):

Balance as of December 31, 2024	$259
Change in Fair Value	(93)
Balance as of June 30, 2025	$166

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

Pro Forma Unaudited Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of Beam Global and Telcom as if the company had been acquired as of the beginning of the six months ended June 30, 2024 (in thousands):

June 30,
2024
Revenues	$29,749
Net Loss	$(7,937)

The pro forma financial information is presented for information purposes only and may not be indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the six months ended June 30, 2024. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs.

The statement of operations, in the table above, for the six months ended June 30, 2024 includes revenues of $0.4 million and income from operations of $17 thousand from the acquired Telcom business.

Beam Middle East, LLC.

On June 20, 2025, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with The Platinum Group, a company registered with the department of Economy – Abu Dhabi (“TPG”). Pursuant to the agreement, the Company has agreed to establish Beam Middle East, LLC, a Limited Liability Company in Abu Dhabi, in the United Arab Emirates for the purpose of marketing, selling, manufacturing and distributing Beam Global’s products (the “Joint Venture”) in accordance with the terms of the Joint Venture Agreement and the strategy, business plan, and budget of the Joint Venture (the “Plan”). Beam Global and TPG shall have a 50% equity interest in the Joint Venture. TPG is engaged in the fields of energy, real estate, finance and investing, healthcare, information technology, sports and entertainment, food services and legal services.

Pursuant to the Joint Venture Agreement, the Company shall be responsible to make timely capital contributions to the Joint Venture to cover all expenses as mutually agreed in the Plan to the extent not covered by Joint Venture cash flows or by authorized borrowings of the Joint Venture. As of June 30, 2025, there have been no capital contributions. 100% of the profits generated by the Joint Venture will be distributed to Beam Global until such time as any capital contributions made by the Company have been returned to the Company. Thereafter each of the Company and TPG shall receive an equal share of the profits in accordance with their equity ownership. The Joint Venture is managed by five (5) directors (the “JV Board”), two (2) of which are appointed by TPG (the “TPG Directors”), two (2) of which are appointed by the Company (the “Company Directors”), and a fifth being an independent director appointed by mutual approval of both TPG and the Company. The JV Board has full power to manage and control all aspects of the Joint Venture’s business and affairs; provided, that, certain “Major Decisions” (as defined in the Joint Venture Agreement) must be approved by each of the Company Directors. The Joint Venture Agreement may be terminated upon the expiration or non-renewal of the License Agreement (as defined below), by unanimous resolution of the Company and TPG, or upon a judicial determination. The Company will consolidate the financials of Beam Middle East, LLC in accordance with ASC 810-10.

In connection with entering into Joint Venture Agreement, the Company agreed to enter into a license agreement with the Joint Venture (the “License Agreement”), permitting the Joint Venture to use certain of the Company’s intellectual property, without additional compensation, on and subject to the terms set forth in the License Agreement. The License Agreement continues for a period of five (5) years, with subsequent five-year renewal options. The Company may terminate the License Agreement (i) in the event of a default of TPG; (ii) if the Company no longer controls at least fifty percent (50%) of the voting interest of the Joint Venture and the right to appoint two (2) of the five (5) directors of the Joint Venture; or (iii) upon thirty (30) days’ prior written notice to the Joint Venture and TPG if the Joint Venture does not reasonably commence development, production, or sales efforts on or before December 31, 2025.

4.	PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30,	December 31,
	2025	2024
Vendor prepayments	$1,527	$1,884
Prepaid insurance	75	135
Other	67	224
Total prepaid expenses and other current assets	$1,669	$2,243

5.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of June 30, 2025 and December 31, 2024, inventory consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$4,996	$4,929
Work in process	907	1,147
Raw materials	5,377	6,208
Total inventory	$11,280	$12,284

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Office furniture and equipment	$227	$227
Computer equipment and software	291	283
Land, buildings and leasehold improvements	8,682	7,528
Autos	772	769
Machinery and equipment	10,239	9,207
Total property and equipment	20,211	18,014
Less accumulated depreciation	(5,382)	(4,310)
Property and Equipment, net	$14,829	$13,704

Depreciation expense during the three months ended June 30, 2025 and 2024 was $0.6 million and $0.7 million respectively. For the six months ended June 30, 2025 and 2024, depreciation expense was $1.3 million and $1.4 million respectively. For the three and six months ended June 30, 2025 and 2024, depreciation expense recognized in Operating expenses was $0.1 million and $0.2 million in both years respectively. Depreciation recognized in Cost of Goods Sold for the three months ended June 30, 2025 and 2024 was $0.5 million and $0.1 million respectively. Depreciation recognized in Cost of Goods Sold for the six months ended June 30, 2025 and 2024 was $1.1 million and $0.2 million respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

The following table presents the Company's goodwill asset (in thousands):

	June 30,	December 31,
	2025	2024
Beginning balance	$10,580	$10,270
Foreign exchange	200	310
Impairments	(10,780)	–
Ending balance	$–	$10,580

Intangible assets, net, as of June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(2,447)	$5,627	11
Trade name	1,756	(585)	1,171	10
Customer relationships	444	(179)	265	13
Backlog	185	(185)	–	1
Patents	602	(88)	514	20
Intangible assets	$11,061	$(3,484)	$7,577

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(2,080)	$5,994	11
Trade name	1,756	(498)	1,258	10
Customer relationships	444	(158)	286	13
Backlog	185	(185)	–	1
Patents	576	(77)	499	20
Intangible assets	$11,035	$(2,998)	$8,037

Amortization expense for each of the three and six months ended June 30, 2025, and 2024 was $0.2 million and $0.5 million, respectively. Amortization expense for intangible assets held as of December 31, 2024, will be $1.0 million for each of the years 2025 through 2028. Amortization expense recognized in Operating expenses for the three months and six months ended June 30, 2025 and 2024 was $0.1 million for both years. Amortization expense recognized in in Cost of Goods Sold for the three months ended June 30, 2025 and 2024 was $0.2 million for both years and for the six months ended June 30, 2025 and 2024 was $0.4 million for both years.

Total estimated amortization on the Company’s intangible assets for each of the years ending December 31, 2025 through 2030 and thereafter is as follows (in thousands):

Calendar Years	Amortization Expense
2025	$972
2026	966
2027	961
2028	957
2029	956
Thereafter	2,765

8.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

The major components of accrued expenses and long-term liabilities are summarized as follows (in thousands):

	June 30,	December 31,
	2025	2024

Accrued Expenses:
Accrued vacation	$328	$271
Accrued salaries and bonus	1,786	1,498
Vendor accruals	268	75
Accrued warranty	6	6
Other accrued expense	522	612
Total accrued expenses	$2,910	$2,462

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,815	$1,290
Acquired long-term liability	3,480	3,380
Total long-term liabilities	$5,295	$4,670

Acquired long-term liability of $3.5 million consists of a restructuring debt settlement from the acquisition of Amiga. Approximately $0.5 million is current and included in other accrued expenses and the remainder is categorized in long-term liability. The debt restructuring was entered into in 2021 for a nine-year term with five years and six months remaining at June 30, 2025. Payments are interest free, not secured, and due quarterly as a percentage of the remaining balance due. $14 thousand consists of non-current liabilities related to the acquisition of Telcom. Approximately $30 thousand is current and included in other accrued expenses and the remainder is categorized in long-term liability.

9.	NOTE PAYABLE

In May 2023, the Company purchased two new trucks and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $4 thousand, and bears interest at a rate of 7.55% per year. Payment on the loan began in July 2023, and the loan has a short-term balance of $43 thousand. In March 2024, the Company purchased a forklift and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $661, and bears interest at a rate of 6.54% per year. Payment on the loan began in February 2024, and the loan has a short-term balance of $6 thousand. In April 2024, a second forklift was purchased and financed through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $1,661, and bears interest at a rate of 7.89% per year. Payment on the loan began in April 2024, and the loan has a short-term balance of $15 thousand.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time. As of June 30, 2025, after consulting with legal counsel, management believes there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

We face uncertainty related to tariffs and other trade policies, which may increase the costs of securing products from our vendors. Tariffs and other non-tariff trade practices and policies may adversely affect our business in other ways beyond increased costs for our products. Historically, we have taken steps to shift our sourcing strategy away from countries with higher tariff rates in favor of other jurisdictions, but these countermeasures may prove to be ineffective and the ability to predict tariff rates in different countries may be difficult as policies may change on short notice. Uncertainty about trade policy, tariff rates, retaliatory tariffs, and other changes in practices affecting international trade might have an adverse effect on our business and results of operation and we may face challenges in implementing optimal responses to changing trade conditions. We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government has implemented a general tariff on all imports from countries not exempted under certain trade reciprocity criteria and elevated tariffs have been imposed on imports from major trading partners. Impacted countries have and may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subjected to such tariffs. Furthermore, the tariff policy environment is rapidly evolving and there is no guarantee that additional or increased tariffs will not be imposed.

Leasing:

On June 26, 2025, the Company entered into a Lease Extension Agreement with PNN Holdings, LP relating to the Company’s headquarters located at 5660 Eastgate Drive, San Diego, CA 92121. The term of the existing lease is extended for an additional six (6) months and now terminates on February 28, 2026. During the extension term, the monthly base rent will be $62,400, plus additional rent of $9,080 for common area maintenance and other NNN charges, for a total monthly payment of $71,480. The agreement also provides that any time after November 1, 2025, the Landlord may terminate the lease upon sixty (60) days’ prior written notice to the Company. Except as modified by the agreement, the terms and conditions of the original lease remain in full force and effect.

The table below summarizes the Company’s lease related assets and liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	For the period ending
	30-Jun-25	31-Dec-24
Lease assets	$1,771	$1,893

Lease liabilities
Current operating lease liabilities, included in current liabilities	$744	$696
Noncurrent operating lease liabilities, included in long-term liabilities	836	971
Total Lease liabilities	$1,580	$1,667

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date.

The future rental commitments for our operating leases are as follows (in thousands):

2025	544
2026	489
2027	377
2028	390
2029	–
Total undiscounted future minimum payments	1,800
Less imputed interest	(220)
Total lease liability	$1,580

11.	INCOME TAXES

There was no Federal income tax expense for the six months ended June 30, 2025 or 2024 due to the Company’s net losses. Income tax expense represents the minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. As of June 30, 2025, no benefit has been provided for the quarter-to-date loss. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

12.	STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company has the right, but not the obligation, to sell shares of itscommon stock having an aggregate offering price of up to $8 million, subject to certain terms and conditions.

Stock Options

Stock options may be granted to new and existing employees and other eligible participants under the Company’s equity incentive plan. New employee option grants generally have a term of ten years and vest ratably over four years.

Option activity for the six months ended June 30, 2025 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2024	663,004	$6.69
Granted	1,000	2.13
Forfeited	(24,100)	9.76
Outstanding at June 30, 2025	639,904	$6.57
Vested and Exercisable at June 30, 2025	406,769	$8.43

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends paid during the life of the options granted during the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Expected volatility	88.38% - 89.35%	91.6% - 94.5%
Expected term	6.5 - 7 Years	6.5 - 7 Years
Risk-free interest rate	4.06% - 4.14%	3.55% - 3.77%
Weighted-average FV	$1.55	$11.74

The Company’s stock option compensation expense was $1.5 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. There was $1.0 million of total unrecognized compensation costs related to outstanding stock options at June 30, 2025 which will be recognized over 3.3 years. There were no options exercised in the six months ended June 30, 2025. The number of stock options vested and unvested as of June 30, 2025 were 406,769 and 233,135, respectively. Stock-based compensation expense is generally included in selling, general and administrative expenses in the consolidated statement of operations.

On June 4, 2025, the Compensation Committee recommended and approved a one-time stock award of 870,000 shares of common stock to the Company’s chief executive officer, Desmond Wheatley, under the Company’s 2021 Equity Incentive Plan. The common stock award was granted as bonus compensation based on his performance in fiscal years ending December 31, 2023 and 2024, and in connection with the completed acquisitions of All Cell Technologies, LLC, Amiga DOO Kraljevo and Telcom d.o.o. Beograd.

Restricted Stock Units

In November 2022, the Board approved a stock grant under the Company’s 2021 Equity Incentive Plan to Mr. Wheatley, consisting of (i) a one-time grant of 142,500 restricted stock units (“RSUs”) and (ii) a target number of 142,500 performance restricted stock units (“PRSUs”) to further incentivize and align the CEO’s interest with the Company. For the RSUs, 50% vested upon the grant date, 25% vested on February 1, 2024 and 25% vested on February 1, 2025. The number of shares issuable under the PSUs were determined based on the achievement of performance metrics specific to the Company that were measured at the end of fiscal year 2024. The fair value of both the RSUs and PSUs were based on the stock price of $13.05 per share on the date of grant. The PSUs were reviewed to determine estimated performance over the term and then a factor was applied ranging from 0% to 150% of the grant date fair value. As of December 31, 2024, based on the specific performance metrics set by the Company, the target number of shares underlying the PSUs was increased by 44,531 shares of common stock for a total of 187,031 shares granted under the PSU. There have been no further grants as of the six months ended June 30, 2025.

A summary of activity of the RSUs for the six months ended June 30, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of 2025	35,625	$13.05
Granted	–	–
Vested	(35,625)	2.59
Forfeited	–	–
Unvested at end of 2025	–	$0.00

Stock compensation expense related to restricted stock units was $35 thousand during the six months ended June 30, 2025. Stock compensation expense related to performance stock units was $0.2 million during the six months ended June 30, 2025. There are no further unrecognized stock compensation expenses remaining to be recognized at this time.

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

A summary of activity of the restricted stock awards for the six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	–	$–
Granted	121,359	3.09
Vested	(60,680)	1.75
Forfeited	–	–
Unvested at June 30, 2025	60,679	$3.09

Stock compensation expense related to restricted stock awards was $0.2 million for the six months ended June 30, 2025 and $13 thousand for the six months ended June 30, 2024. Fair values of restricted stock vested during each of the six months ended June 30, 2025 and 2024 were $0.1 million and $4 thousand, respectively.

As of June 30, 2025, there were unvested shares of common stock representing $0.2 million of unrecognized restricted stock grant expense which will be recognized over six months.

Warrants

During the six months ended June 30, 2025, the Company had exercisable warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 issued to a consultant for investor relations services to be provided over a five-year period starting in March 2023. The warrants are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrant was recorded to prepaid expenses and other current assets to be recognized over the service period. During the six months ended June 30, 2025, $0.2 million was recorded as expense and at June 30, 2025, $0.9 million of cost has not been recognized and will be recognized over the next 2.7 years. These warrants are not cashless and expire on March 31, 2028.

A summary of activity of warrants outstanding for the six months ended June 30, 2025 is as follows:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	200,000	$17.00
Granted	–	–
Expired	–	–
Exercised	–	–
Outstanding at June 30, 2025	200,000	$17.00

The intrinsic value of the shares of common stock underlying the exercisable warrants at June 30, 2025 was $0.00.

13.	REVENUES

For each of the identified periods, revenues are categorized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product sales	$6,784	$13,981	$12,754	$27,551
Maintenance fees	71	26	138	53
Professional services	78	357	147	422
Shipping and handling	150	549	406	1,526
Discounts and allowances	(8)	(101)	(46)	(179)
Total revenues	$7,075	$14,812	$13,399	$29,373

The following table disaggregates gross revenue from our clients by significant geographic area for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$3,822	$12,041	$8,621	$25,173
Serbia	1,370	1,891	2,132	2,972
Romania	712	448	1,103	543
Croatia	425	174	723	268
Montenegro	286	155	360	257
Bosnia	329	30	329	87
Other	131	73	131	73
Total revenue	$7,075	$14,812	$13,399	$29,373

During the three and six months ended June 30, 2025 and 2024, 2%, 8%, 35% and 47% of revenues were derived from federal customers, respectively, while 32%, 32%, 34% and 30% were from state and local governments, respectively. In addition, 47% and 37% of revenues in the three and six months ended June 30, 2025 were sales made outside of the United States compared to 19% and 15% in the prior year.

At June 30, 2025 and 2024, deferred revenue was $1.7 million and $1.5 million, respectively. These amounts consisted mainly of customer deposits in the amount of $0.5 million and $1.0 million for June 30, 2025 and 2024, respectively, and prepaid multi-year maintenance plans for previously sold products which account for $1.2 million and $0.8 million for June 30, 2025 and 2024, respectively, and pertain to services to be provided through 2035. Revenue recognized during the six months ended June 30, 2025 and 2024 which pertained to revenue deferred in prior years was $114 thousand and $53 thousand, respectively.

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

The following table provides the activity for the contract liabilities recognized (in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Beginning Balance	$1,647	$1,230
Additions	60	202
Recognized in revenue	(32)	80
Ending Balance	$1,675	$1,512

14.	SEGMENT REPORTING

The Company has a single reportable segment focused around providing clean-technology innovation focused on providing high-quality, renewably energized products. The Company’s chief operating decision-maker (the “CODM”), who is the Chief Executive Officer, assesses performance for the reportable segment and decides how to allocate resources using net income (loss) as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross profit, and net income. Expense information, including cost of sales, can be easily computed from the information provided. These segment (and consolidated) measures of profitability are shown in the statements of operations. The measure of segment assets are reported on the balance sheets as total assets.

15.	RISKS AND UNCERTAINTIES

The continuing impacts of rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the imposition of tariffs and shifts in international alliances, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients and as a result, the Company, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, and the Executive Branch and the responses of other nations to such actions have impacted and may in the future impact, among other things, the U.S. and global economy, international alliances and trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty regarding economic activity, the Company is unable to predict the size and duration of the impact to revenue and its results of operations, if any, of actions taken to date and those that may occur in the future. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

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

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”). The Company is currently evaluating the potential effects of the OBBBA on its consolidated financial statements.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and the inability to raise additional capital or financing to implement its business plans;

(e)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence, or other reasons;

(f)	litigation with, or legal claims and allegations, by outside parties;

(g)	insufficient revenues to cover operating costs, resulting in persistent losses;

(h) (i)	rapid and significant changes to costs of raw materials from government tariffs or other market factors; significant currency fluctuation or foreign regulations that could impact on our business;

(j)	the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and other reports we may file with the Securities and Exchange Commission from time to time; and

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

Overview

Beam is a clean-technology innovation company headquartered in San Diego, California with offices in the U.S. in San Diego, California and Broadview, Illinois; in Europe in Belgrade and Kraljevo, Serbia; and in Abu Dhabi, United Arab Emirates. We develop, design, engineer, manufacture, and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging; infrastructure for Smart Cities (the interconnected physical and digital elements within a city that utilize technology to enhance efficiency, sustainability, and quality of life for residents); energy security and disaster preparedness; and highly energy-dense battery solutions in safe, compact and unique form-factors. Additionally, we manufacture steel structures with electronic integration such as street lighting, cell towers and energy infrastructure products and also power electronics including invertors, charge controllers, power supplies and LED lighting. Beam’s energy storage products provide high energy density in safe, compact and bespoke form-factors, which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid.

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

Our charging products are rapidly deployed without the need for construction or electrical work. We compete with the highly fragmented and disintegrated ecosystem of general contractors, electrical contractors, consultants, engineers, permitting specialists and others, who are required to perform a traditional grid-tied EV charger installation construction and electrical project. Our clean-technology products are designed to replace a complicated, expensive, time-consuming and risk-prone process with an easy, robust and reliable product at a low cost of total ownership.

We provide energy storage technologies that we believe make commodity battery cells safer, longer lasting and more energy efficient. Our battery management systems, and associated packaging, make batteries safer and usable in a variety of mobility, energy-security, and stationary applications.

Our street lighting and other street furniture products are mass-produced and sold in 18 nations globally. We are increasingly adding power electronics, energy storage, computing, sensing, and reporting to our street furniture products as we evolve them to provide greater levels of Smart Cities services.

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

Our ability to make commodity battery cells safer, longer lived and more energy efficient in bespoke enclosures is, we believe, a significant differentiator as we move to an increasingly electrified and untethered world. All our renewably energized products generate their own electricity which is stored in our integrated batteries. Our ability to develop energy-dense, highly safe batteries in unique shapes and sizes allows us to serve customers with specialized needs, including manufacturers of drones, robotic and medical devices, submersibles, refrigerated transport units, and a wide range of other applications. We are also able to enhance our patented products, which provide electric vehicle charging, energy security disaster preparedness through the creation of bespoke energy-dense and safe battery products, which are unique to our in-house portfolio.

We believe our chief differentiators are:

•	Our patented, renewably energized products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure when compared to traditional, utility grid tied alternatives;

•	Our proprietary and patented energy storage solutions;

•	Our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

•	Our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions;

•	Our ability to add electrical capacity to provide for the significant increased demand brought by electrified transportation, data centers, AI and the electrification of industry, without having to go through expensive, time-consuming and risky utility grid expansion (adding power stations, transmission lines and distribution infrastructure like substations);

•	Our ability to create new and patentable products which are marketable and consist of a complex integration of our proprietary technology and parts with other commonly available engineered components, which create a further barrier to entry for our competition;

•	Our ability to create products which provide valuable solutions to nascent industries with very large market opportunities globally;

•	Our geographic footprint in North America, Europe, the Middle East, and existing customer base and contracts.

Overall Business Outlook

Our revenues for the first six months of 2025 were $13.4 million, a 54% decrease from $29.4 million for the first six months in 2024. We believe that the decrease in revenue is a result of uncertainty in the U.S. government’s zero emission vehicle strategy. These matters have particularly impacted our larger federal customers and we do not believe that they signify any fundamental reduction in demand for our products. As we continue to invest in our sales resources, we hired a new Director of Channel Partnerships in Europe in September 2024 to drive growth in commercial and government sectors. International customers comprised 37% of all revenue as of June 30, 2025 compared to 15% for the six months ended June 30, 2024. Revenues derived from non-government commercial entities increased by 15% for the six months from 2024 to 2025 and were 60% of total revenues in 2025. For the six months ended, June 30, 2025, the Company’s sales to federal, state and local governments represented 40% of revenues verses 76% of the same period revenues in 2024.

We continue to invest in sales employees, resellers and distribution partners, marketing resources, diversifying our product portfolio with new product offerings and expanding our geographic footprint to reduce our reliance on single large orders of our EV ARC™ product from federal agencies, although we believe that that opportunity still exists. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases and our new and existing products are brought to larger international audiences, our business will be less impacted by specific variations in order timing. We have initiated a program of resellers, agents and distributors, as a sales force multiplication strategy without adding to our operating costs, as they are only compensated when they sell products. This means that we can take our greatly expanded product portfolio and sell it into greatly expanded geographic opportunities, without having to invest significantly. We now have resellers and agents in the United States, Spain, Portugal, Italy, Germany, Austria, Switzerland, Caribbean, Central America, the Balkans, the Middle East, Africa and Australia.

The Company believes there continues to be a high level of support for funding EV charging infrastructure from both commercial and government entities. We have in place a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. In addition, the GSA awarded Beam Global a federal blanket purchase agreement in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In Q2 2025, the contract was extended until October 31, 2030. In the six months ended June 30, 2025, we recorded revenues of $1.1 million for federal customers, compared to $13.7 million for the same period in 2024. We expect to see uneven orders from quarter to quarter, especially with our federal customers, but over time we expect our revenues to grow. Our commercial, non-government, revenues increased as a percentage of our revenues from 24% to 60% from the first six months of 2024 to the first six months of 2025. Our geographic expansion into Europe and our additional business development activities in the Middle East and Africa are, we believe, also providing opportunities for growth which are not dependent on, or impacted by, shifts in U.S. government zero emission vehicle policies. The new products we have brought to market offer values, which are also not dependent upon U.S. federal government investment.

We expect the electric vehicle market to continue to experience significant growth globally over the next decade, which will in turn increase demand for additional EV charging infrastructure. We believe we are positioned to benefit significantly from this growth. Additionally, we are in compliance with the Build America, Buy America Act, which ensures that our U.S. products are manufactured for our U.S. customer in the United States using a sufficient amount of domestically sourced materials, we will meet federal domestic production requirements. Furthermore, obtaining the CE mark (Conformité Européenne) a mandatory certification indicating that a product complies with European Union (EU) health, safety, and environmental protection standards, on EV ARC™, BeamBike™, BeamWell™ and BeamPatrol™ products, is required for our products to be freely traded within the European Economic Area (EEA). We believe these certifications our credibility, strengthen consumer trust, and increase demand for our products, particularly among federal, state, and local government agencies.

As a result of the acquisition of All-Cell we now have the ability to create bespoke engineered battery solutions for our products. Beam All-Cell™ batteries are ideally suited for applications where energy density, safety and bespoke enclosures require high power in small spaces. Drones, submersibles, recreational products and a host of micro mobility and electric vehicle products are already benefiting from our Beam All-Cell™ highly differentiated products. With the continued growth of untethered electrification, we believe there is an opportunity for increased demand in these markets and others.

In October 2023, the Company acquired Amiga (now renamed Beam Europe), an established manufacturer of specialized steel structures and equipment, producing streetlights, communications and energy infrastructure whose manufacturing, engineering and sales teams service municipalities, states and commercial customers in 18 nations. The addition of Amiga has expanded Beam’s presence into the European, Middle Eastern and African markets and increased our production, engineering, sales and product development expertise. The EU has mandated a transition to zero emission vehicles by 2035, and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized, rapidly deployed and highly scalable products can play a major role in the provision of EV charging infrastructure for all types of electric vehicles, bikes, scooters and motorcycles in Europe, the Middle East and Africa.

On August 30, 2024, Beam acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Telcom engineers and manufacturers specialized power electronics including invertors, charge controllers, power supplies and LED lighting. Telcom has electrical engineering, product development and manufacturing capabilities which Beam believes are ideally suited to improve the Company’s current and future products for the global market while reducing our costs and improving our margins. Telcom has a well-respected and highly talented team of electrical engineers, focused on power electronics and the integration of renewables and energy storage. Existing Telcom customers include the region’s largest telecommunications company, as well as other corporate entities, which we believe provide further opportunities for cross-selling the other products in our portfolio.

In November 2024, we deployed our first sponsorship funded network of EV ARC™ systems at Belgrade International Airport in Serbia. Beam Global retains ownership of the deployed EV ARC™ units and receives recurring payments from Globos Osiguranje, the region’s fastest growing insurance company. In return, Globos Osiguranje benefits from prominent brand visibility, with their branding displayed on EV ARC™ systems installed in high-traffic parking spaces closest to the airport terminal. These branded systems are strategically positioned to be visible to travelers as they arrive at, and depart from, the airport. We also entered into an agreement with Vinci Airports, the world’s leading private airport operator with over 70 airports under management internationally, which does not require us to pay rent because of the amenity value that is delivered to the airport through the provision of free “Driving on Sunshine” experience for their visitors and guests. We believe that we may be able to repeat this model in other Vinci airports around the world. We also believe that now that we have successfully proved that this business model works, we can further expand it into different types of environments where there are sufficient densities of people to make the advertising worthwhile.

In December 2024, we partnered with Benzina Zero, an innovative provider of electric mopeds and scooters, electric bicycles and micro-mobility solutions. Benzina Zero (which is Italian for zero gasoline) is Australia’s leading e-mobility brand offering a range of e-scooters, e-mopeds, e-bikes and e-motorcycles. Benzina Zero works with global fleet businesses across several industries including food delivery, postal delivery to eco-tourism, and boast a comprehensive dealer network Australia-wide. Benzina Zero has appointed distributors in Australia, Italy, United Kingdom, Ireland, Slovenia and Croatia, and are also active in New Zealand, Hong Kong, Singapore, Philippines and Finland. We will bundle Benzina Zero e-mobility solutions with products BeamBike™, BeamWell™ and BeamSkoot™, and will introduce Benzina Zero’s highly ruggedized products to Beam’s existing customers and prospects globally. This is another approach to increase our sales channels without adding overhead costs.

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

We are in development on our newest patented products which include BeamSpot™, UAV ARC™ and others, which we expect will continue to expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets. Beam Europe (formerly Amiga) is one of Europe’s largest manufacturers of streetlights and has a team of qualified structural, electrical and civil engineers who are experts in the field of development and deployment of street lighting. They are working with our engineers to continually improve the engineering and development of our new BeamSpot™ product. We believe that BeamSpot™ may become our largest selling product.

In June 20, 2025, Beam entered into a joint venture agreement with the Platinum Group L.L.C, a diversified, multi-billion-dollar conglomerate operating in energy, real estate, finance and investing, healthcare, information technology, sports and entertainment, food services and legal services in the Emirate of Abu Dhabi, United Arab Emirates. Chaired by His Royal Highness, Sheikh Mohammed Sultan Bin Khalifa Al-Nahyan, the Platinum Group UAE is recognized for its well-established and trusted relationships across government and industry. Beam Global and the Platinum Group will form a new entity, Beam Middle East LLC, a Limited Liability Company in Abu Dhabi which will sell and manufacture Beam Global’s patented sustainable infrastructure solutions for transportation electrification, energy storage, energy security, and smart city development across the Middle East and African regions. This joint venture marks a significant milestone in our global expansion strategy and positions us to capture growth in a region projected to invest over $1 trillion in renewable energy by 2030. Beam Middle East will be headquartered in Masdar City, a pioneering sustainable urban community and world-class business and technology hub. Masdar City is located in Abu Dhabi, the capital of the UAE, strategically positioned at the center of the country’s drive toward a net-zero future by 2050.

The Company’s gross margin improved as a percentage of sales and was 20.3% for the three months ended June 30, 2025, up 4.4 percentage points from the gross margin reported in for the same period in 2024. For the three months ended June 30, 2025, 87.9% of EV ARC™ sales reflected the price increase implemented in 2023. The gross profits included a negative impact of $0.8 million for non-cash depreciation and intangible amortization. The gross margin net of non-cash items was 29.5%. The Company expects to see costs of goods sold continue to decrease over time. We have continued to implement lean manufacturing process improvements and make engineering changes to our products, which we expect to result in cost reductions. Many of the components that we integrate into our products are manufactured by others. We continue to identify components and sub-assemblies that may be more cost effective to produce in our Serbian facilities, which we believe may further reduce our costs, increase our gross margins, and significantly increase the potential output from our U.S.-based factories. We expect that the receipt of orders may be inconsistent quarter over quarter, however, we expect that in the long term, our revenues will grow as we expand our product offerings and geographic reach and because we expect to see a significant increase in the global demand for electric vehicle charging infrastructure. As such we do not anticipate significant pricing pressure on our products. The increase in demand for electric vehicle charging infrastructure and, we believe, over the long term, our revenues, combined with the cost-cutting measures described above, lead us to believe that we will continue to see improvement in our gross margins in the future. Beam Europe has the capability to perform several activities which we outsource in the U.S. We believe that in combination with a generally less expensive operating environment in Serbia, we will be able to produce our products in Europe less expensively than in the U.S., even as we continue to reduce our costs in the U.S.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

Revenues. For the three months ended June 30, 2025, our revenues decreased 52% to $7.1 million compared to $14.8 million for 2024. During the three months ended June 30, 2025, $0.2 million, or 2% of product sales, were to Federal customers. State and Local governments customers accounted for $2.2 million, or 32% of revenues. Revenues derived from non-government, commercial entities represented 66% of total revenues for the three months ended June 30, 2025 compared to 31% for the three months ended June 30, 2024. We continue to invest in sales, marketing employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption, energy security and smart cities infrastructure requirements increase in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. The Company reported a positive gross profit of $1.4 million, a 20.3% gross margin for the three months ended June 30, 2025, compared to a gross profit of $2.4 million, a 15.9% gross margin in 2024. 22.3% of EV ARC™ sales in 2024 reflected the price increase implemented in 2023 and 87.9% in the first three months ended June 30, 2025. The gross profit includes a non-cash negative impact of $0.2 million for amortization of intangible assets resulting from the All-Cell acquisition. Without this non-cash expense, gross profit for 2025 would be $1.6 million, a 22.8% gross margin. We expect the Company’s revenue to grow in the future and our fixed overhead absorption to continue to improve.

Operating Expenses and Impairment of Goodwill. Total operating expenses were $5.9 million for the three months ended June 30, 2025, compared to $7.1 million in 2024. The 2024 operating expenses included $1.7 million change in the fair value of contingent consideration which was zero in 2025 due to the goodwill impairment adjustment made in the previous quarter.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

Revenues. For the six months ended June 30, 2025, our revenues decreased 54% to $13.4 million compared to $29.4 million for the same period in 2025. Revenues derived from non-government, commercial entities increased by 15% in 2025 compared to 2024 for the first six months through June. Revenues to non-government, commercial entities represented 60% of total revenues for the first six months ended June 30, 2025. During the first six months of 2025, revenues from California represented 22% of total revenues. Revenues were diverse across federal, state and local governments, as well as enterprise sector customers. International customers comprised 37% of the revenues for the first six months of 2025 compared to 15% for the same period in 2024, and were primarily from Beam Europe. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the six months ended June 30, 2025, our gross profit was $1.9 million, or 14.4% of sales, compared to a gross profit of $3.8 million, or 13% of sales in the same period of 2024. The margin improved by 1.4 percentage points, compared to prior year. This is primarily a result of cost improvements developed during 2023 which are now being recognized and the positive margins we are generating from the acquisition of Amiga and Telcom. Our gross profits were negatively impacted by $1.5 million for non-cash depreciation and intangible amortization. Our gross profits net of non-cash items was 25.3% versus 14.9% in the prior year. We continue to make engineering changes and work with suppliers to improve our costs which, along with support from our Serbian facilities, we believe will continue to improve our gross profit over time.

Operating Expenses and Impairment of Goodwill. Total operating expenses were $21.9 million, for the six months ended June 30, 2025, compared to $11.7 million, for the same period in the prior year. The 2025 operating expenses included a $10.8 million goodwill impairment and a $1.5 million increase due to European acquisitions. Based on the results of the Company’s goodwill impairment procedures, the Company recorded goodwill impairment for the single reporting unit during the three months ended March 31, 2025. The Company believes the goodwill impairment reported during the three months ended March 31, 2025 is not a negative indicator of historic or current operating results and not a negative indicator of the future performance of our acquired entities or the Company in general have taken and continue to take significant steps to diversify our geographical reach and product offerings while focusing on strategic growth. The Company believes that the resulting non-cash charge has no impact on the Company’s cash flows or available liquidity.

The $10.0 million increase in operating expenses is mostly attributable to $10.8 million related to the change in fair value of contingent consideration, which is non-cash, for the All Cell, Amiga and Telcom acquisitions and $0.3 million related to increases in customer accommodation expenses offset by decreases of $0.7 million in sales commission expenses and $0.4 million in other consulting costs mostly related to Design Engineering and Sales. Total operating expenses excluding non-cash items were $8.2 million, which included $10.8 million fair value of contingent consideration, $1.8 million depreciation and amortization, $1.8 million for non-cash compensation and $0.5 million allowance for credit losses.

Liquidity and Capital Resources

At June 30, 2025, we had cash of $3.4 million, compared to $4.6 million at December 31, 2024. We have historically met our cash needs through a combination of debt and equity financing and most recently through cash flow from our gross profit. Our cash requirements are generally for operating activities and acquisitions.

Management believes the Company’s present cash flows will enable it to meet its obligations for twelve months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	June 30,
	2025	2024
Cash provided by (used in):
Net cash used in operating activities	$(2,078)	$(97)
Net cash used in investing activities	$(838)	$(2,953)
Net cash provided by financing activities	$2,162	$1,396

For the six months ended June 30, 2025, our cash used in operating activities was $2.1 million compared to $0.1 million for the six months ended June 30, 2024. Net loss of $19.8 million for the six months ended June 30, 2025 was decreased by $15.1 million of non-cash expense items that included $10.8 million for Goodwill impairment, $2.2 million for stock-based compensation, $1.8 million for depreciation and amortization, and $0.3 million in provisions for credit losses. Cash used in operations also included a $2.0 million decrease in accounts receivable, $1.9 million decrease in accounts payable, $1.5 million decrease in inventory, $0.5 million decrease in prepaid expenses and $0.1 million decrease in other long-term liabilities offset by $0.7 million increase in accrued expenses mostly related to short term sales taxes payable and salaries and wages.

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

Cash used in investing activities in the six months ended June 30, 2025 was $0.8 million and June 30, 2024 was $3.0 million related to the purchases of equipment in both years. The six months ended June 30, 2024, including a $2.7 million reduction of deferred consideration for a cash payment for the Amiga acquisition.

For the six months ended June 30, 2025, cash provided by our financing activities was $2.2 million related to proceeds from the At Market Issuance Sales Agreement with B. Riley Securities, Inc.,. compared to $1.4 million related to proceeds from exercise of warrants and proceeds from public offering issuance of common stock in the prior year.

Current assets decreased to $22.4 million at June 30, 2025 from $27.1 million at December 31, 2024, primarily due to a $1.9 million decrease in accounts receivable, $1.2 million decrease in cash, $1.0 million decrease in inventory and $0.6 million decrease in prepaid expenses. Current liabilities decreased $0.7 million at June 30, 2025 compared to December 31, 2024, primarily due to a $1.5 million decrease in accounts payable offset by $0.8 million increase in accrued expenses and sales tax payable. As a result, our working capital decreased to $9.8 million at June 30, 2025 compared to $13.8 million at December 31, 2024.

The Company has been focused on marketing and sales efforts to increase our revenues, and we believe those efforts have led to an increase in revenues by 144% from 2021 to 2022 and 206% from 2022 to 2023. Even though there was a decrease in revenues of 27% from 2023 to 2024, we believe our marketing and sales efforts have been impactful. The Company improved its gross profit in 2024 which has continued in 2025, and is expected to continue to improve in the future as a result of price increases implemented late 2023 being almost fully recognized in 2025 and benefits from cost reductions from several design changes. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit further. The Company continued to see material cost reductions as synergies are recognized, especially with steel and battery cells, and we expect this trend to continue. This combined with engineering and manufacturing improvements should result in increasing gross profit margin on the EV ARC™ in the future.

The Company may be required to raise capital to fund its operations until it achieves positive cash flow, which is predicted by increasing sales volumes and the continuation of production cost reduction measures. The Company could pursue other equity or debt financing. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow. There is no guarantee that profitable operations will be achieved, or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders. The proceeds from these offerings are expected to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow.

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

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company has the right, but not the obligation, to sell up to $8 million in shares of its common stock, subject to certain terms and conditions. The At Market Issuance program generated aggregate net proceeds of $2.2 million during the six months ended June 30, 2025.

Management believes that evolution in the operations of the Company may allow it to execute its strategic plan and enable it to experience profitable growth in the future. This evolution is anticipated to include the following continual steps: addition of sales personnel and independent sales channels, reductions in direct costs due to engineering and manufacturing improvements, continued management of overhead costs, increased overhead absorption resulting from volume growth, process improvements and vendor negotiations leading to cost reductions, increased public awareness of the Company and its products, and the continued acceleration of average sales cycle opportunities. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue to continue operations. There is no assurance, however, as to whether or when the Company will be able to achieve those operating objectives.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weakness in internal controls as identified below.

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

Changes in Internal Control Over Financial Reporting

The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. During the three months ended June 30, 2025, the Company has taken various actions to strengthen our internal control over financial reporting, including:

•	Continue to review access in NetSuite ERP to ensure the proper segregation of duties and additional training courses to ensure the employees are trained and able to resolve issues timely. Retained the support of an outside consulting firm to enhance Management’s remediation design and implementation efforts, including project management and advice regarding best practices for documentation, design and execution of ITGCs and related transactional-level business process controls.

•	Managed processes related to ordering, counting, warehousing, valuing and transacting our inventory in NetSuite ERP.

•	Increasing and monitoring the adequacy of staffing levels and expertise with the requisite technical knowledge and skills to support continued enhancement on the controls and procedures surrounding documentation of review and formalization of reconciliations, accounting policies and controls.

•	Continue to manage a segregation of duties between the preparer and the approver of reconciliation and supporting schedules which included hiring additional staff.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management’s time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management’s time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Certificate of Correction to the Amendment After Issuance of Stock filed December 15, 2023	10-K	001-38868	3.6	4/11/2025

3.7	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.8	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Common Stock Purchase Warrant dated March 22, 2023	10-Q	000-53204	4.1	5/15/25

10.1*	Separation Agreement with Sandra Peterson dated January 20, 2025	8-K	000-53204	10.1	1/24/2025

10.2	At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated as of April 11, 2025	10-K	000-53204	10.17	4/11/2025

10.3	Consulting Agreement dated March 22, 2023 with 58 Concourse Partners LLC	10-Q	000-53204	10.3	5/15/2025

10.4	Joint Venture Agreement dated June 20, 2025	8-K	000-53204	10.1	6/26/2025

10.5	Lease Extension Agreement dated June 26, 2025	8-K	000-53204	10.1	7/02/2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL					X

*Represents a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2025	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Lisa A. Potok
Lisa A. Potok, Chief Financial Officer (Principal Financial/Accounting Officer)

