Form 10-Q
period 2025-09-30
Beam Global
filed 2025-11-14
CIK 1398805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 2025

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

The number of registrant's shares of common stock, $0.001 par value outstanding as of November 11, 2025 was 19,029,346.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Beam Global

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$3,348	$4,572
Accounts receivable, net of allowance for credit losses of $504 and $259	5,891	8,027
Prepaid expenses and other current assets	1,554	2,243
Inventory, net	11,137	12,284
Total current assets	21,930	27,126

Property and equipment, net	13,588	13,704
Operating lease right of use assets	1,612	1,893
Goodwill	-	10,580
Intangible assets, net	7,349	8,037
Deposits	122	119
Total assets	$44,601	$61,459

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,316	$8,959
Accrued expenses	1,877	2,462
Sales tax payable	512	195
Deferred revenue, current	1,564	847
Note payable, current	67	63
Contingent consideration, current	166	93
Operating lease liabilities, current	577	696
Total current liabilities	11,079	13,315

Deferred revenue, noncurrent	759	800
Note payable, noncurrent	148	199
Contingent consideration, noncurrent	-	216
Other liabilities, noncurrent	3,403	3,380
Deferred tax liabilities, noncurrent	1,926	1,290
Operating lease liabilities, noncurrent	765	971
Total liabilities	18,080	20,171

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 18,662,502 and 14,835,630 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	19	15
Additional paid-in-capital	155,987	147,072
Accumulated deficit	(129,314)	(104,643)
Accumulated Other Comprehensive Income (AOCI)	(171)	(1,156)

Total stockholders' equity	26,521	41,288

Total liabilities and stockholders' equity	$44,601	$61,459

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$5,788	$11,482	$19,187	$40,855

Cost of revenues	5,816	10,251	17,280	35,789

Gross (loss) income	(28)	1,231	1,907	5,066

Operating expenses	4,844	(51)	16,010	11,623

Impairment of goodwill	-	-	10,780	-

(Loss) income from operations	(4,872)	1,282	(24,883)	(6,557)

Other income (expense)
Interest income	14	58	51	167
Other (expense) income	(5)	(33)	181	(238)
Interest expense	(7)	(10)	(20)	(28)
Other income (expense)	2	15	212	(99)

Net (Loss) income	$(4,870)	$1,297	$(24,671)	$(6,656)

Net foreign currency translation (expense) benefit	(109)	673	985	249

Total comprehensive (loss) income	$(4,979)	$1,970	(23,686)	$(6,407)

Net (loss) income per share - basic	$(0.28)	$0.09	$(1.54)	$(0.46)
Net (loss) income per share - diluted	$(0.28)	$0.09	$(1.54)	$(0.46)

Weighted average shares outstanding - basic	17,692	14,702	16,063	14,558
Weighted average shares outstanding - diluted	17,692	14,711	16,063	14,558

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

			Accumulated Other Additional	Total	Accumulated Other	Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	$14,919	$15	$147,072	$(104,643)	$(1,156)	$41,288
Stock issued for director services - vested	30	-	94	-	-	94
Stock issued to (released from) escrow account - unvested	94	-	-	-	-	-
Employee stock-based compensation expense	-	-	352	-	-	352
Impact of foreign currency translation	-	-	-	-	461	461
Net loss	-	-	-	(15,523)	-	(15,523)
Balance at March 31, 2025	$15,043	$15	$147,518	$(120,166)	$(695)	$26,672
Stock issued for director services - vested	30	-	93	-	-	93
Stock issued to (released from) escrow account - unvested	(30)	-	-	-	-	-
Settlement of earnout related to acquisition	28	-	93	-	-	93
Employee stock-based compensation expense	-	-	138	-	-	138
Stock based compensation	336	-	1,349	-	-	1,349
Impact of foreign currency translation	-	-	-	-	633	633
Sale of stock under Committed Equity Facility	1,452	1	2,191	-	-	2,192
Net loss	-	-	-	(4,278)	-	(4,278)
Balance at June 30, 2025	$16,859	$16	$151,382	$(124,444)	$(62)	$26,892
Stock issued for director services - vested	30	-	94	-	-	94
Stock issued to (released from) escrow account - unvested	(30)	-	-	-	-	-
Employee stock-based compensation expense	-	-	128	-	-	128
Impact of foreign currency translation	-	-	-	-	(109)	(109)
Sale of stock under Committed Equity Facility	1,804	3	4,383	-	-	4,386
Net loss	-	-	-	(4,870)	-	(4,870)
Balance at September 30, 2025	$18,663	$19	$155,987	$(129,314)	$(171)	$26,521

			Accumulated Other Additional	Total	Accumulated Other	Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	$14,398	$14	$142,265	$(93,361)	$625	$49,542
Stock issued for director services - vested	-	-	6	-	-	6
Employee stock-based compensation expense	-	-	468	-	-	468
Warrants exercised for cash	40	-	252	-	-	252
Impact of foreign currency translation	-	-	-	-	(329)	(329)
Net loss	-	-	-	(3,037)	-	(3,037)
Balance at March 31, 2024	$14,438	$14	$142,991	$(96,398)	$296	$46,902
Stock issued for director services - vested	0	-	6	-	-	6
Employee stock-based compensation expense	-	-	446	-	-	446
Warrants exercised for cash	88	-	558	-	-	558
Impact of foreign currency translation	-	-	-	-	(95)	(95)
Sale of stock under Committed Equity Facility	82	-	496	-	-	496
Net loss	-	-	-	(4,916)	-	(4,916)
Balance at June 30, 2024	$14,608	$14	$144,497	$(101,314)	$201	$43,397
Stock issued for director services - vested	56	-	350	-	-	350
Stock issued to (released from) escrow account - unvested	98	-	-	-	-	-
Employee stock-based compensation expense	-	-	483	-	-	483
Proceeds from issuance of common stock, pursuant to public offering	-	1	-	-	-	1
Stock option exercise and restricted stock unit vestings (cashless)	12	-	(164)	-	-	(164)
Impact of foreign currency translation	-	-	-	-	673	673
Stock issued for acquisition and expenses	-	-	387	-	-	387
Net income	-	-	-	1,297	-	1,297
Balance at September 30, 2024	$14,774	$15	$145,553	$(100,017)	$874	$46,424

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(24,671)	$(6,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,661	2,815
Provision on credit losses	245	(124)
Change in fair value of contingent consideration liabilities	(50)	(4,269)
Impairment of goodwill	10,780	-
Employee stock-based compensation	2,483	2,001
Disposal of property and equipment	52	65
Amortization of operating lease right of use asset	758	616
Abandoned patent costs	-	75
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,166	4,997
Prepaid expenses and other current assets	504	39
Inventory	1,671	(352)
Deposits	-	(44)

Accounts payable	(2,962)	(1,691)
Accrued expenses	(426)	219
Operating lease liability	(409)	(605)
Sales tax payable	316	23
Deferred revenue	623	348
Other long term liabilities	(453)	(509)
Net cash used in operating activities	(6,712)	(3,052)

Investing Activities:
Acquisition, net of cash acquired	-	(513)
Purchase of property and equipment	(360)	(431)
Payment of deferred consideration	-	(2,714)
Funding of patent costs	(43)	-
Net cash used in investing activities	(403)	(3,658)

Financing Activities:
Proceeds from sale of common stock under committed equity facility, net of offering costs	6,585	496
Taxes paid related to net share settlement of equity awards	-	(164)
Proceeds from warrant exercises	-	810
Repayments of note payable	-	-
Borrowings of note payable	-	76
Net cash provided by financing activities	6,585	1,218

Effect of exchange rate changes	(694)	(27)

Net decrease in cash	(1,224)	(5,519)
Cash at beginning of period	4,572	10,393
Cash at end of period	$3,348	$4,874

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20	$28
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of earnout related to acquisition	93	$-
Purchase of property and equipment by incurring current liabilities	$-	$431
Fair value of common stock issued as consideration for business combination	$-	$387
Right-of-use assets obtained in exchange for lease liabilities	$444	$1,421

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

Beam’s products and proprietary technology solutions target the following markets:

●	EV charging infrastructure;

●	Smart Cities infrastructure;

●	Energy storage solutions;

●	Energy security and disaster preparedness;

●	Transportation infrastructure products; and

●	Power electronics and telecommunications equipment

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In Management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024, and our financial position as of September 30, 2025, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

The Company maintains its cash in banks and financial institutions deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through September 30, 2025. As of September 30, 2025, approximately $2.6 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended September 30, 2025, two customers accounted for 13% and 10% of total revenues, respectively, and for the three months ended September 30, 2024, no single customer accounted for more than 10% of revenues. For the nine months ended September 30, 2025 no one customer accounted for more than 10% of revenues and only one customer accounted for 18% of total revenues for the nine months ended September 30, 2024. At September 30, 2025, accounts receivable from two customers accounted for 23% and 11% of total accounts receivable and at September 30, 2024, accounts receivable from two customers accounted for 19% and 11% of total accounts receivable each with no other single customer accounting for more than 10% of the accounts receivable balance. For the three months ended September 30, 2025 and 2024, the Company’s concentration of sales to commercial customers represented 82% and 48% of revenues, respectively and the concentration of sales to federal, state and local governments represented 18% and 52% of revenues, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s concentration of sales to commercial customers represented 67% and 31% of revenues, respectively and the concentration of sales to federal, state and local governments represented 34% and 70% of revenues, respectively.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations:

	September 30,
	2025	2024

Assets - Serbia	$19,643	$27,662
Assets - U.S.	24,647	39,599
Assets - UAE	311	-
Total Assets	$44,601	$67,261

Liabilities - Serbia	$11,465	$11,944
Liabilities - U.S.	6,615	8,892
Liabilities - UAE	-	-
Total Liabilities	$18,080	$20,836

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Sales - Serbia	$2,402	$3,604	$7,180	$7,804
Sales - U.S.	3,386	7,878	12,007	33,051
Sales - UAE	-	-	-	-
Total Revenues	$5,788	$11,482	$19,187	$40,855

Net Loss - Serbia	$(1,195)	$(391)	$(7,195)	$(1,189)
Net Income/(Loss) - U.S.	(3,648)	1,688	(17,449)	(5,467)
Net Income/(Loss) - UAE	(27)	-	(27)	-
Total Net Income/(Loss)	$(4,870)	$1,297	$(24,671)	$(6,656)

Impairment of Goodwill

The Company operates as one operating segment and reporting unit and therefore evaluates goodwill for impairment as one singular reporting unit annually during the fourth quarter or more often when an event occurs, or circumstances indicate the carrying value may not be recoverable. Management does not believe that the carrying value will be unrecoverable; however, the sustained decline in our stock price during the three months ended March 31, 2025 triggered an evaluation of the fair value of the reporting unit, which required the use of significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit.

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

The Company concluded that the sustained stock price decline in the Company’s common stock and its market capitalizations as of March 31, 2025 was a triggering event which required Management to perform a quantitative goodwill impairment test. Management determined the value of goodwill largely based on the Company’s stock price and not on the activities or performance of the acquired entities. The results of the Company’s test for impairment of goodwill as of March 31, 2025, utilizing recent trends in stock price over a reasonable period, created a condition in which the accounting rules determined that the fair value of goodwill fell below its book value. Based on the results of the goodwill impairment procedures, the Company recorded a $10.8 million goodwill impairment for the single reporting unit during the three months ended March 31, 2025.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, the Company’s historical write-off experience, net of recoveries, and economic conditions. Exposure to losses from receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. A summary of the allowance for credit losses for the nine months ended September 30, 2025 and the year ended  December 31, 2024:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Beginning of period	$259	$448
Net provision for credit losses	245	(72)
(Charge-offs)/recoveries, net	-	(117)
End of Period	$504	$259

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

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of September 30, 2025. The Company had Level 3 liabilities as of September 30, 2025. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2024	-	-	$309
Change in Fair Value			(50)
Issue earnout shares for acquisition			(93)
Contingent Consideration as of September 30, 2025	-	-	$166

Significant Accounting Policies

During the three months ended September 30, 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following outstanding shares of dilutive instruments as of September 30, 2025 and 2024 were not included in the computation of diluted loss per share:

	September 30,
	2025	2024
Stock Options	657,754	594,558
Warrants	200,000	200,000
Total Shares	857,754	794,558

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Numerator for basic and diluted loss per share - net (loss) income	$(4,870)	$1,297	$(24,671)	$(6,656)
Denominator:
Number of shares used in basic computation	17,692	14,702	16,063	14,558
Denominator for diluted loss per share - weighted average number of shares of common stock outstanding	17,692	14,711	16,063	14,558
Loss per share
Basic	$(0.28)	$0.09	$(1.54)	$(0.46)
Diluted	$(0.28)	$0.09	$(1.54)	$(0.46)

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net losses of $24.7 million for the nine months ended September 30, 2025 which includes $17.0 million of non-cash expenses that mainly included impairment of goodwill of $10.8 million, employee stock-based compensation of $2.5 million, depreciation and amortization of $2.7 million and $0.8 million of amortization of operating lease right of use asset. The Company had net losses of $6.7 million for the nine months ended September 30, 2024 which includes $1.2 million of non-cash expenses that included depreciation and amortization of $2.8 million, employee stock-based compensation expense of $2.0 million, offset by decreases of $4.3 million for a change in fair value of contingent consideration liabilities and $0.1 million provision on credit losses. The Company had net cash used in operating activities of $6.7 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively.

At September 30, 2025, the Company had a cash balance of $3.3 million and working capital of $10.9 million. Based on the Company’s current operating plan and the available working capital that it believes can be converted to cash (specifically the accounts receivable balance of approximately $5.9 million), the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

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

Telcom

On August 30, 2024, the Company acquired Telcom d.o.o Beograd (“Telcom”), pursuant to a Share Sale and Purchase Agreement dated as of August 30, 2024 (the “Telcom Agreement”) with the owners (the “Telcom Sellers”) of Telcom. Telcom is a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Beam acquired all of the equity stock of Telcom from the Telcom Sellers in exchange for cash and Beam common stock. The total purchase price was subject to adjustment based on the amount of cash held by Telcom at closing. Based on Telcom’s cash balance at closing equal to approximately EUR 220,298, Beam paid to the Telcom Sellers a purchase price equal to EUR 815,298 which was paid to the Telcom Sellers as follows: (i) EUR 430,000 cash and (ii) 82,506 shares of Beam common stock. At closing, Telcom had a positive working capital balance of approximately EUR 500,000 which consisted of (i) a cash balance equal to EUR 220,000, accounts receivables of approximately EUR 115,000, inventory of approximately EUR 275,000 and accounts payable of approximately EUR 110,000.

In addition to the above payments, the Telcom Sellers are eligible to earn up to EUR 250,000 (the “Earnout Cap”) in additional shares of Beam common stock if Telcom meets certain revenue milestones for fiscal years 2024 and 2025 (the “Telcom Earnout Consideration”). The Telcom Earnout Consideration that the Telcom Sellers were eligible to receive for 2024 was equal to the amount the net revenue of Telcom (“Telcom Net Revenue”) exceeded EUR 850,000 for 2024 up to the Earnout Cap. The Company issued 27,836 shares of stock valued at $0.1 million as payment for the 2024 Telcom Earnout Consideration. The Telcom Earnout Consideration was less than the Earnout Cap, and the Telcom Sellers will be eligible for additional Telcom Earnout Consideration in 2025 if (i) 2025 Telcom Net Revenue exceeds 2024 Telcom Net Revenue, and (ii) 2025 Telcom Net Revenue exceeds $850,000. The Telcom Earnout Consideration for 2025 will be calculated based on the amount the 2025 Net Revenue exceeds the 2024 Net Revenue subject to the Earnout Cap. In no event, will the Telcom Earnout Consideration for 2024 and 2025, in the aggregate, exceed the Earnout Cap. The Telcom Earnout Consideration for each period will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable calendar year. In no event and under no circumstances will the Telcom Sellers receive from Beam or will Beam issue to the Telcom Sellers in connection with the transaction Beam’s common stock in an amount that exceeds 19.99% of the outstanding common stock of Beam as of August 31, 2024.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over net fair value of tangible and intangible assets acquired.

The valuation of the Telcom Earnout Consideration was performed using a discounted cash flow analysis to determine the fair value of the contingent consideration, which includes estimates and assumptions such as forecasted revenues of Telcom, discount rates, and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Telcom Earnout Consideration will be reassessed on a quarterly basis with the change recorded to operating expenses. Change in the fair value of the Earnout Consideration during the nine months ended September 30, 2025 is as follows (in thousands):

Balance as of December 31, 2024	$259
Earnout Settlement	(93)
Balance as of September 30, 2025	$166

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

Pro Forma Unaudited Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of Beam Global and Telcom as if the company had been acquired as of the beginning of the nine months ended September 30, 2024 (in thousands):

September 30,
2024
Revenues	$41,270
Net Loss	$(6,611)

The pro forma financial information is presented for information purposes only and may not be indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the nine months ended September 30, 2024. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense of the identifiable intangible assets and transaction costs.

The statement of operations, in the table above, for the nine months ended September 30, 2024 includes revenues of $0.5 million and income from operations of $118 thousand from the acquired Telcom business.

Beam Middle East, LLC.

On June 20, 2025, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with The Platinum Group, a company registered with the department of Economy – Abu Dhabi (“TPG”). Pursuant to the Joint Venture Agreement, the Company agreed to establish Beam Middle East, LLC, a limited liability company in Abu Dhabi, United Arab Emirates for the purpose of marketing, selling, manufacturing and distributing the Company's products (the “Joint Venture”) in accordance with the terms of the Joint Venture Agreement and the strategy, business plan, and budget of the Joint Venture (the “Plan”). The Company and TPG each shall have a 50% equity interest in the Joint Venture. TPG is engaged in the fields of energy, real estate, finance and investing, healthcare, information technology, sports and entertainment, food services and legal services.

Pursuant to the Joint Venture Agreement, the Company shall be responsible to make timely capital contributions to the Joint Venture to cover all expenses as mutually agreed in the Plan to the extent not covered by Joint Venture cash flows or by authorized borrowings of the Joint Venture. As of September 30, 2025, there have been no capital contributions. 100% of the profits generated by the Joint Venture will be distributed to the Company until such time as any capital contributions made by the Company have been returned to the Company. Thereafter each of the Company and TPG shall receive an equal share of the profits in accordance with their equity ownership. The Joint Venture is managed by five (5) directors (the “JV Board”), two (2) of which are appointed by TPG (the “TPG Directors”), two (2) of which are appointed by the Company (the “Company Directors”), and a fifth being an independent director appointed by mutual approval of both TPG and the Company. The JV Board has full power to manage and control all aspects of the Joint Venture’s business and affairs; provided, that, certain “Major Decisions” (as defined in the Joint Venture Agreement) must be approved by each of the Company Directors. The Joint Venture Agreement may be terminated upon the expiration or non-renewal of the License Agreement (as defined below), by unanimous resolution of the Company and TPG, or upon a judicial determination. The Company will consolidate the financials of Beam Middle East, LLC in accordance with ASC 810-10.

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

4.	PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30,	December 31,
	2025	2024
Vendor prepayments	$1,284	$1,884
Prepaid insurance	100	135
Other	170	224
Total prepaid expenses and other current assets	$1,554	$2,243

5.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of September 30, 2025 and December 31, 2024, inventory consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$5,880	$4,929
Work in process	688	1,147
Raw materials	4,569	6,208
Total inventory	$11,137	$12,284

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Office furniture and equipment	$238	$227
Computer equipment and software	290	283
Land, buildings and leasehold improvements	8,703	7,528
Autos	773	769
Machinery and equipment	10,197	9,207
Total property and equipment	20,201	18,014
Less accumulated depreciation	(6,613)	(4,310)
Property and Equipment, net	$13,588	$13,704

Depreciation expense during the three months ended September 30, 2025 and 2024 was $0.6 million and $0.7 million respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense was $1.9 million and $2.1 million respectively. For the three months and nine months ended September 30, 2025 and 2024, depreciation expense recognized in Operating expenses was $0.1 million and $0.2 million in both periods respectively. Depreciation recognized in Cost of Goods Sold for the three months ended September 30, 2025 and 2024 was $0.6 million and $0.1 million respectively. Depreciation recognized in Cost of Goods Sold for the nine months ended September 30, 2025 and 2024 was $1.7 million and $0.3 million respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

The following table presents the Company's goodwill asset (in thousands):

	September 30,	December 31,
	2025	2024
Beginning balance	$10,580	$10,270
Foreign exchange	200	310
Impairments	(10,780)	-
Ending balance	$-	$10,580

Intangible assets, net, as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(2,630)	$5,444	11
Trade name	1,756	(629)	1,127	10
Customer relationships	444	(189)	255	13
Backlog	185	(185)	-	1
Patents	618	(95)	523	20
Intangible assets	$11,077	$(3,728)	$7,349

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(2,080)	$5,994	11
Trade name	1,756	(498)	1,258	10
Customer relationships	444	(158)	286	13
Backlog	185	(185)	-	1
Patents	576	(77)	499	20
Intangible assets	$11,035	$(2,998)	$8,037

Amortization expense for each of the three and nine months ended September 30, 2025, and 2024 was $0.2 million and $0.7 million, respectively. Amortization expense recognized in Operating expenses for the three months and nine months ended September 30, 2025 and 2024 was $0.1 million  and $0.2 million for both years respectively. Amortization expense recognized in in Cost of Goods Sold for the three months ended September 30, 2025 and 2024 was $0.2 million for both years and for the nine months ended September 30, 2025 and 2024 was $0.6 million for both years.

Total estimated amortization on the Company’s intangible assets for each of the years ending December 31, 2025 through 2030 and thereafter is as follows (in thousands):

Calendar Years	Amortization Expense
2025	$972
2026	966
2027	961
2028	957
2029	956
Thereafter	2,537

8.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

The major components of accrued expenses and long-term liabilities are summarized as follows (in thousands):

	September 30,	December 31,
	2025	2024

Accrued Expenses:
Accrued vacation	$314	$271
Accrued salaries and bonus	1,259	1,498
Vendor accruals	77	75
Accrued warranty	6	6
Other accrued expense	221	612
Total accrued expenses	$1,877	$2,462

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,926	$1,290
Acquired long-term liabilities	3,403	3,380
Deferred revenue	759	800
Operating lease liabilities	765	971
Note payable	148	199
Other long-term liabilities	-	216
Total long-term liabilities	$7,001	$6,856

Acquired long-term liability of $3.4 million consists of a restructuring debt settlement from the acquisition of Amiga. Approximately $0.4 million is current and included in other accrued expenses and the remainder is categorized in long-term liability. The debt restructuring was entered into in 2021 for a nine-year term with five years and three months remaining at September 30, 2025. Payments are interest free, not secured, and due quarterly as a percentage of the remaining balance due. $3 thousand consists of current liabilities related to the acquisition of Telcom and included in other accrued expenses.

9.	NOTE PAYABLE

In May 2023, the Company purchased two new trucks and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $4 thousand, and bears interest at a rate of 7.55% per year. Payment on the loan began in July 2023, and the loan has a short-term balance of $44 thousand. In March 2024, the Company purchased a forklift and financed the purchase through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $661, and bears interest at a rate of 6.54% per year. Payment on the loan began in February 2024, and the loan has a short-term balance of $7 thousand. In April 2024, a second forklift was purchased and financed through an auto loan. The loan has a term of 60 months, requires monthly payments of approximately $1,661, and bears interest at a rate of 7.89% per year. Payment on the loan began in April 2024, and the loan has a short-term balance of $16 thousand.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time. As of September 30, 2025, after consulting with legal counsel, management believes there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

The table below summarizes the Company’s lease related assets and liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	For the period ending
	30-Sep-25	31-Dec-24
Lease assets	$1,612	$1,893

Lease liabilities
Current operating lease liabilities, included in current liabilities	$577	$696
Noncurrent operating lease liabilities, included in long-term liabilities	765	971
Total Lease liabilities	$1,342	$1,667

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date.

The future rental commitments for our operating leases are as follows (in thousands):

2025	276
2026	489
2027	377
2028	390
2029	-
Total undiscounted future minimum payments	1,532
Less imputed interest	(190)
Total lease liability	$1,342

The weighted average remaining lease term and weighted average discount rate for our operating leases as of September 30, 2025 are as follows:

Weighted average remaining lease term (years)	2.67
Weighted average discount rate	10%

11.	INCOME TAXES

There was no Federal income tax expense for the nine months ended September 30, 2025 or 2024 due to the Company’s net losses. Income tax expense represents the minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. As of September 30, 2025, no benefit has been provided for the quarter-to-date and year-to-date loss. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

12.	STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company has the right, but not the obligation, to sell shares of its common stock having an aggregate offering price of up to $8 million, subject to certain terms and conditions. The At Market Issuance program generated aggregate net proceeds of $6.6 million during the nine months ended September 30, 2025.

Stock Options

Stock options may be granted to new and existing employees and other eligible participants under the Company’s equity incentive plan. New employee option grants generally have a term of ten years and vest ratably over four years.

Option activity for the nine months ended September 30, 2025 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2024	663,004	$6.69
Granted	27,500	2.58
Forfeited	(32,750)	8.65
Outstanding at September 30, 2025	657,754	$6.42
Vested and Exercisable at September 30, 2025	421,731	$8.42

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends paid during the life of the options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	88.38% - 90.10%	89.04% - 90.37%
Expected term (Years)	6.5 - 7	6.5 - 7
Risk-free interest rate	3.79% - 4.14%	3.67% - 4.25%
Weighted-average FV	$1.25	$4.45

The Company’s stock option compensation expense was $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. There was $0.7 million of total unrecognized compensation costs related to outstanding stock options at September 30, 2025 which will be recognized over 4.0 years. There were no options exercised in the nine months ended September 30, 2025. The number of stock options vested and unvested as of September 30, 2025 were 421,731 and 236,023, respectively. Stock-based compensation expense is generally included in selling, general and administrative expenses in the consolidated statement of operations.

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

Restricted Stock Units

In November 2022, the Board approved a stock grant under the Company’s 2021 Equity Incentive Plan to Mr. Wheatley, consisting of (i) a one-time grant of 142,500 restricted stock units (“RSUs”) and (ii) a target number of 142,500 performance restricted stock units (“PRSUs”) to further incentivize and align the CEO’s interest with the Company. For the RSUs, 50% vested upon the grant date, 25% vested on February 1, 2024 and 25% vested on February 1, 2025. The number of shares issuable under the PSUs were determined based on the achievement of performance metrics specific to the Company that were measured at the end of fiscal year 2024. The fair value of both the RSUs and PSUs were based on the stock price of $13.05 per share on the date of grant. The PSUs were reviewed to determine estimated performance over the term and then a factor was applied ranging from 0% to 150% of the grant date fair value. As of December 31, 2024, based on the specific performance metrics set by the Company, the target number of shares underlying the PSUs was increased by 44,531 shares of common stock for a total of 187,031 shares granted under the PSU. There have been no further grants as of the nine months ended September 30, 2025.

A summary of activity of the RSUs for the nine months ended September 30, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of 2025	35,625	$13.05
Granted	-	-
Vested	(35,625)	2.59
Forfeited	-	-
Unvested at September 30, 2025	-	-

Stock compensation expense related to restricted stock units was $35 thousand during the nine months ended September 30, 2025. Stock compensation expense related to performance stock units was $0.2 million during the nine months ended September 30, 2025. There are no further unrecognized stock compensation expenses remaining to be recognized at this time.

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

A summary of activity of the restricted stock awards for the nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	-	$-
Granted	121,359	3.09
Vested	(91,020)	2.13
Forfeited	-	-
Unvested at September 30, 2025	30,339	$3.09

Stock compensation expense related to restricted stock awards was $0.3 million for the nine months ended September 30, 2025 and $0.4 million for the nine months ended September 30, 2024. Fair values of restricted stock vested during each of the nine months ended September 30, 2025 and 2024 were $0.2 million and $0.3 million, respectively.

As of September 30, 2025, there were unvested shares of common stock representing $0.1 million of unrecognized restricted stock grant expense which will be recognized over three months.

Warrants

During the nine months ended September 30, 2025, the Company had an exercisable warrant to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 issued to a consultant for investor relations services to be provided over a five-year period starting in March 2023. The warrant is immediately exercisable but is subject to repurchase by the Company until the required service is provided. The fair value of such warrant is $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrant was recorded to prepaid expenses and other current assets to be recognized over the service period. During the nine months ended September 30, 2025, $0.2 million was recorded as expense and at September 30, 2025, $0.8 million of cost has not been recognized and will be recognized over the next 2.4 years. These warrants are not cashless and expire on March 31, 2028.

A summary of activity of warrants outstanding for the nine months ended September 30, 2025 is as follows:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	200,000	$17.00
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding at September 30, 2025	200,000	$17.00

The intrinsic value of the shares of common stock underlying the exercisable warrants at September 30, 2025 was $0.00.

13.	REVENUES

For each of the identified periods, revenues are categorized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product sales	$4,598	$10,668	$17,352	$38,219
Maintenance fees	83	32	221	85
Professional services	967	332	1,114	753
Shipping and handling	141	484	546	2,011
Discounts and allowances	(1)	(34)	(46)	(213)
Total revenues	$5,788	$11,482	$19,187	$40,855

The following table disaggregates gross revenue from our clients by significant geographic area for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$3,386	$7,878	$12,007	$33,051
Serbia	1,037	1,626	2,926	5,047
Romania	321	601	1,392	1,140
Croatia	316	205	1,015	472
Montenegro	244	84	581	446
Bosnia	424	111	714	197
Other	60	977	552	502
Total revenue	$5,788	$11,482	$19,187	$40,855

During the three months ended September 30, 2025 and 2024, revenues were derived from federal customers were 0% and 11% and for the nine months ended September 30, 2025 and 2024, 6% and 37% of revenues were derived from federal customers, respectively. During the three months ended September 30, 2025 and 2024, revenues were derived from state and local governments were 18% and 42% and for the nine months ended September 30, 2025 and 2024,  28% and 33% of revenues were derived from state and local governments, respectively. In addition, 43% and 39% of revenues in the three and nine months ended September 30, 2025 were sales made outside of the United States compared to 32% and 20% in the prior year.

At September 30, 2025 and 2024, deferred revenue was $2.3 million and $1.6 million, respectively. These amounts consisted mainly of customer deposits in the amount of $1.2 million and $1.0 million for September 30, 2025 and 2024, respectively, and prepaid multi-year maintenance plans for previously sold products which account for $1.1 million and $0.9 million for September 30, 2025 and 2024, respectively, and pertain to services to be provided through 2035. Revenue recognized during the nine months ended September 30, 2025 and 2024 which pertained to revenue deferred in prior years was $177 thousand and $83 thousand, respectively.

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

The following table provides the activity for the contract liabilities recognized (in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024
Beginning Balance	$1,647	$1,230
Additions	921	518
Recognized in revenue	(245)	(167)
Ending Balance	$2,323	$1,581

14.	SEGMENT REPORTING

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

The impacts of rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the imposition of tariffs and shifts in international alliances, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients and as a result, the Company, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy related to tariff's implemented by the U.S. Congress, and the Executive Branch and the responses of other nations to such actions have impacted and may in the future impact, among other things, the U.S. and global economy, international alliances and trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty regarding economic activity, the Company is unable to predict the size and duration of the impact to revenue and its results of operations, if any, of actions taken to date and those that may occur in the future. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

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

(f)	litigation with, or legal claims and allegations, by outside parties;

(g)	insufficient revenues to cover operating costs, resulting in persistent losses;

(h)	rapid and significant changes to costs of raw materials from government tariffs or other market factors;

(i)	significant currency fluctuation or foreign regulations that could impact on our business;

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

●	EV charging infrastructure;

●	Smart Cities infrastructure;

●	Energy storage solutions;

●	Energy security and disaster preparedness;

●	Transportation infrastructure products; and

●	Power electronics and telecommunications equipment

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

●

Our patented, renewably energized products dramatically reduce the cost, time and complexity of the installation and operation of EV charging infrastructure when compared to traditional, utility grid tied alternatives;

●	Our proprietary and patented energy storage solutions;

●	Our first-to-market advantage with EV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

●

Our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions;

●

Our ability to add electrical capacity to provide for the significant increased demand brought by electrified transportation, data centers, AI and the electrification of industry, without having to go through expensive, time-consuming and risky utility grid expansion (adding power stations, transmission lines and distribution infrastructure like substations);

●

Our ability to create new and patentable products which are marketable and consist of a complex integration of our proprietary technology and parts with other commonly available engineered components, which create a further barrier to entry for our competition;

●	Our ability to create products which provide valuable solutions to nascent industries with very large market opportunities globally; and

●	Our geographic footprint in North America, Europe, the Middle East, and existing customer base and contracts.

Overall Business Outlook

Our revenues for the first nine months of 2025 were $19.2 million, a 53% decrease from $40.9 million for the first nine months in 2024. We believe that the decrease in revenue is a result of uncertainty in the U.S. government’s zero emission vehicle strategy. These matters have particularly impacted our larger federal customers and we do not believe that they signify any fundamental reduction in any future demand for our products. As we continue to invest in our sales resources, we hired a new Director of Channel Partnerships in Europe in September 2024 to drive growth in commercial and government sectors. International customers comprised 39% of all revenue as of September 30, 2025 compared to 20% for the nine months ended September 30, 2024. Revenues derived from non-government commercial entities increased by 2% for the nine months from 2024 to 2025 and accounted for 67% of total revenues in 2025. For the nine months ended, September 30, 2025, the Company’s sales to federal, state and local governments represented 34% of revenues verses 70% of the same period revenues in 2024.

We continue to invest in sales personnel, reseller and distribution partnerships, marketing initiatives, and the diversification of our product portfolio through new offerings, while expanding our geographic footprint to reduce reliance on large, single orders of our EV ARC™ product from federal agencies. We believe, however, that this opportunity continues to exist. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases and our new and existing products are brought to larger international audiences, our business will be less impacted by specific variations in order timing. We have initiated a program of resellers, agents and distributors, as a sales force multiplication strategy without adding to our operating costs, as they are only compensated when they sell products. This means that we can take our greatly expanded product portfolio and sell it into greatly expanded geographic opportunities, without having to invest significantly. We now have resellers and agents in the United States, Spain, Portugal, Italy, Germany, Austria, Switzerland, Caribbean, Central America, the Balkans, the Middle East, Africa and Australia.

We have in place a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. In addition, the GSA awarded Beam Global a federal blanket purchase agreement in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In Q2 2025, the contract was extended until October 31, 2030. On November 12, 2025, the Company announced being awarded a cooperative purchasing contract by Sourcewell, expanding it's offerings to U.S. military, state and local government agencies, and higher education institutions across North America. Sourcewell combines the purchasing power of over 50,000 participating public agencies, offering hundreds of awarded supplier contracts across public sector and educational organizations to procure the Company's sustainable infrastructure and energy storage solutions through a ready-to-use, negotiated, Sourcewell-vetted contract, streamlining the public purchasing process. In the nine months ended September 30, 2025, we recorded revenues of $1.1 million for federal customers, compared to $14.9 million for the same period in 2024. The reduction in federal revenue comes from the current administration's mandate to federal agencies to cease the acquisition and use of electric vehicles and charging infrastructure. The prior administration was focused heavily on leading EV adoption and incentivizing growth in the broader industry. Beam Global experienced significant growth in federal sales as a result. Our commercial, non-government, revenues increased as a percentage of our revenues from 31% to 67% from the first nine months of 2024 to the first nine months of 2025. Our geographic expansion into Europe and our additional business development activities in the Middle East and Africa are, we believe, also providing opportunities for growth which are not dependent on, or impacted by, shifts in U.S. government zero emission vehicle policies. The new products we have brought to market offer values, which are also not dependent upon U.S. federal government investment.

We expect the electric vehicle market to continue to experience significant growth globally over the next decade, which will in turn increase demand for additional EV charging infrastructure. We believe we are positioned to benefit significantly from this growth. Additionally, we are in compliance with the Build America, Buy America Act, which ensures that our U.S. products are manufactured for our U.S. customers in the United States using a sufficient amount of domestically sourced materials. Furthermore, obtaining the CE mark (Conformité Européenne) a mandatory certification indicating that a product complies with European Union (EU) health, safety, and environmental protection standards, on EV ARC™, BeamBike™, BeamWell™ and BeamPatrol™ products, is required for our products to be freely traded within the European Economic Area (EEA). We believe these certifications our credibility, strengthen consumer trust, and increase demand for our products, particularly among federal, state, and local government agencies. Beam Global manufactures many products which are not related to EV charging such as our batteries, energy security and smart cities products. While the current administration is not aligned with the electrification of transportation they are firmly in favor of domestically produced products for energy storage and energy security. Our BABA compliance will continue to be an asset for the Company as greater emphasis is placed on US production of critical infrastructure products such as those produced by Beam Global.

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

In October 2023, the Company acquired Amiga (now renamed Beam Europe), an established manufacturer of specialized steel structures and equipment, producing streetlights, communications and energy infrastructure whose manufacturing, engineering and sales teams service municipalities, states and commercial customers in 19 nations. The addition of Amiga has expanded Beam’s presence into the European, Middle Eastern and African markets and increased our production, engineering, sales and product development expertise. The EU has mandated a transition to zero emission vehicles by 2035, and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoption will increase the demand for charging infrastructure. We believe that our sustainably energized, rapidly deployed and highly scalable products can play a major role in the provision of EV charging infrastructure for all types of electric vehicles, bikes, scooters and motorcycles in Europe, the Middle East and Africa.

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

In June 20, 2025, Beam entered into a joint venture agreement with the Platinum Group L.L.C, a diversified, multi-billion-dollar conglomerate operating in energy, real estate, finance and investing, healthcare, information technology, sports and entertainment, food services and legal services in the Emirate of Abu Dhabi, United Arab Emirates. Chaired by His Royal Highness, Sheikh Mohammed Sultan Bin Khalifa Al-Nahyan, the Platinum Group UAE is recognized for its well-established and trusted relationships across government and industry. Beam Global and the Platinum Group has formed a new entity, Beam Middle East LLC, a limited liability company in Abu Dhabi which will sell and manufacture Beam Global’s patented sustainable infrastructure solutions for transportation electrification, energy storage, energy security, and smart city development across the Middle East and African regions. We believe this joint venture marks a significant milestone in our global expansion strategy and positions us to capture growth in a region projected to invest over $1 trillion in renewable energy by 2030. Beam Middle East will be headquartered in Masdar City, a pioneering sustainable urban community and world-class business and technology hub. Masdar City is located in Abu Dhabi, the capital of the United Arab Emirates, strategically positioned at the center of the country’s drive toward a net-zero greenhouse-gas emissions by 2050.

The Company’s reported a positive gross margin of 9.9% for the nine months ended September 30, 2025, down 2.5 percentage points from the gross margin reported in for the same period in 2024. For the three months ended September 30, 2025, 100% of EV ARC™ sales reflected the price increase implemented in 2023. The year to date gross profits included a negative impact of $2.2 million for non-cash depreciation and intangible amortization. The gross margin for the nine months ended September 30, 2025, net of non-cash items, was 21.5%. The Company expects to see costs of goods sold continue to decrease over time. We have continued to implement lean manufacturing process improvements and make engineering changes to our products, which we expect to result in cost reductions. Many of the components that we integrate into our products are manufactured by others. We continue to identify components and sub-assemblies that may be more cost effective to produce in our Serbian facilities, which we believe may further reduce our costs, increase our gross margins, and significantly increase the potential output from our U.S.-based factories. We expect that the receipt of orders may be inconsistent quarter over quarter, however, we expect that in the long term, our revenues will grow as we expand our product offerings and geographic reach and because we expect to see a significant increase in the global demand for electric vehicle charging infrastructure. As such we do not anticipate significant pricing pressure on our products. The increase in demand for electric vehicle charging infrastructure and, we believe, over the long term, our revenues, combined with the cost-cutting measures described above, lead us to believe that we will continue to see improvement in our gross margins in the future. Beam Europe has the capability to perform several activities which we outsource in the U.S. We believe that in combination with a generally less expensive operating environment in Serbia, we will be able to produce our products in Europe less expensively than in the U.S., even as we continue to reduce our costs in the U.S.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024

Revenues. For the three months ended September 30, 2025, our revenues decreased 50% to $5.8 million compared to $11.5 million for 2024. Revenues derived from non-government, commercial entities represented 82% of total revenues for the three months ended September 30, 2025 compared to 48% for the three months ended September 30, 2024. During the three months ended September 30, 2025, $1.0 million, or 18% of product sales, were to Federal, state and local government customers compared to 52% for the three months ended September 30, 2024. We continue to invest in sales, marketing employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption, energy security and smart cities infrastructure requirements increase in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing. We expect this trend to continue for the duration of the current administration, however, we expect that the federal government will return to significant purchases of EV charging infrastructure in the future because we anticipate the global electrification trend to continue and we do not believe that future administrations on either side of the aisle will be able to continue to avoid the use of EVs or the infrastructure required to support them.  We do not believe that car manufacturers will continue to manufacture gas and diesel vehicles for the United States while they make EVs for the rest of the world.  This will be particularly true when Europe, the largest vehicle market in the world, bans the sale of all but zero emissions vehicles starting in 2035.  Car manufacturers will have to streamline their supply chains in order to continue to be competitive especially because EVs will cost less to produce than internal combustion engined vehicles. Therefore, we expect that the decline in sales to federal entities will continue in the short term and then reverse dramatically when the return to EVs is essential. Furthermore, we believe that there will be a significant increase in the urgency in the requirements for charging infrastructure because the time lost during the current hiatus will need to be made up for. We expect that Beam Global's rapidly deployed and highly scalable solutions will play a significant role in catering to that urgency.

Gross Profit. The Company reported a gross loss of $28 thousand, a -0.5% gross margin for the three months ended September 30, 2025, compared to a gross profit of $1.2 million, a 10.7% gross margin in 2024. The gross profit for 2025 includes a non-cash negative impact of $0.6 million for depreciation and $0.2 million for amortization of intangible assets resulting from the All-Cell acquisition. Without this non-cash expense, gross profit for 2025 would be $0.7 million with a 12.8% gross margin. The gross profit for 2024 includes a non-cash negative impact of $0.6 million for depreciation and $0.2 million for amortization of intangible assets resulting from the All-Cell acquisition.  Without this non-cash expense, gross profit for 2024 would have been $2.0M or 17.6% gross margin. We expect the Company’s revenue to grow in the future and our fixed overhead absorption to improve.

Operating Expenses. Total operating expenses were $4.8 million for the three months ended September 30, 2025, compared to a credit of $50 thousand in 2024. The 2024 operating expenses included a $6.1 million dollar non-cash change in fair value of contingent consideration for the Amiga acquisition. Without that adjustment, the decrease in expenses year over year is mostly attributable to decrease of $0.6 million for salaries, benefits and related costs, $0.3 million decrease in sales and marketing costs and $0.3 million in other G&A.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024

Revenues. For the nine months ended September 30, 2025, our revenues decreased 53% to $19.2 million compared to $40.9 million for the same period in 2024. Revenues to non-government, commercial entities represented 67% of total revenues for the first nine months ended September 30, 2025. During the first nine months of 2025, revenues from California represented 19% of total revenues. International customers comprised 39% of the revenues for the first nine months of 2025 compared to 20% for the same period in 2024. We continue to invest in sales and marketing employees, resources and programs to raise awareness of the benefits and value of our products. The receipt of orders may continue to be uneven due to the timing of customer approvals or budget cycles, however we believe that as EV adoption increases in concert with increased availability of infrastructure funding, our business will be less impacted by specific variations in order timing.

Gross Profit. For the nine months ended September 30, 2025, our gross profit was $1.9 million, or 9.9% of sales, compared to a gross profit of $5.1 million, or 12.4% of sales in the same period of 2024.  Our gross profits were negatively impacted by $2.2 million for non-cash depreciation and intangible amortization. Our gross profits net of non-cash items was 21.5% versus 18.3% in the prior year. We continue to make engineering changes and work with suppliers to improve our costs which, along with support from our Serbian facilities, we believe will continue to improve our gross profit over time.

Operating Expenses and Impairment of Goodwill. Total operating expenses were $26.8 million, for the nine months ended September 30, 2025, compared to $11.6 million, for the same period in the prior year. The 2025 operating expenses included  $10.8 million goodwill impairment and $7.7 million increase due to European acquisitions. Based on the results of the Company’s goodwill impairment procedures, the Company recorded goodwill impairment for the single reporting unit during the three months ended March 31, 2025. The Company believes the goodwill impairment reported during the three months ended March 31, 2025 is not a negative indicator of historic or current operating results and not a negative indicator of the future performance of our acquired entities or the Company in general have taken and continue to take significant steps to diversify our geographical reach and product offerings while focusing on strategic growth. The Company believes that the resulting non-cash charge has no impact on the Company’s cash flows or available liquidity.

The $15.1 million increase in operating expenses is mostly attributable to $10.8 million related to the change in fair value of contingent consideration, which is non-cash, for the All Cell, Amiga and Telcom acquisitions.  Without this non-cash expense, operating expenses increased by $4.4 million year over year. The increases in operating expenses were mostly attributable to $1.1 million related to stock compensation, $0.5 million related to provisions for credit losses and $0.4 million for E&O reserves.  Increases also related to $1.1 million in operating expenses for Beam Europe, $0.2 million related to R&D material expenses, $0.2 million related to building related expenses and $0.2 million related to increases in customer accommodation expenses. Total operating expenses of $26.8 million, excluding non-cash items, were $11.4 million, which included $10.8 million fair value of contingent consideration, $2.8 million in stock based compensation, $1.3 million allowance for credit losses and $0.7 million depreciation and amortization.

Liquidity and Capital Resources

At September 30, 2025, we had cash of $3.3 million, compared to $4.6 million at December 31, 2024. We have historically met our cash needs through a combination of debt and equity financing and through cash flow from our gross profit. Our cash requirements are generally for operating activities and acquisitions.

Management believes the Company’s present cash flows will enable it to meet its obligations for twelve months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	September 30,
	2025	2024
Cash provided by (used in):
Net cash used in operating activities	$(6,712)	$(3,052)
Net cash used in investing activities	$(403)	$(3,658)
Net cash provided by financing activities	$6,585	$1,218

For the nine months ended September 30, 2025, our cash used in operating activities was $6.7 million compared to $3.1 million for the nine months ended September 30, 2024. Net loss of $24.7 million for the nine months ended September 30, 2025 was decreased by $17.0 million of non-cash expense items that included $10.8 million for Goodwill impairment, $2.7 million for depreciation and amortization, $2.5 million for stock-based compensation, $0.8 million amortization of operating lease right of use assets and $0.2 million in provisions for credit losses. Cash used in operations also included a $3.0 million decrease in accounts payable, $2.2 million decrease in accounts receivable, $1.7 million decrease in inventory, $0.5 million decrease in prepaid expenses, $0.5 decrease in other long term liabilities related to Beam Europe, $0.4 million decrease in accrued expenses mostly related to salaries and wages and $0.4 million decrease in operating lease liability offset by $0.6 million increase in deferred revenue and $0.3 million increase in sales short term sales taxes payable.

For the nine months ended September 30, 2024, our cash used in operating activities was $3.1 million compared to cash used of $13.8 million for the nine months ended September 30, 2023. Net loss of $6.7 million for the nine months ended September 30, 2024 was decreased by $1.2 million of non-cash expense items that included depreciation and amortization of $2.8 million, and employee stock-based compensation expense of $2.0 million offset by decreases of $4.3 million for a change in fair value of contingent consideration liabilities and $0.1 million provision on credit losses. Cash used in operations included a $5.0 million decrease in accounts receivable as well as a $1.7 million decrease in accounts payable primarily for inventory, $0.6 million decrease in operating lease liability and $0.5 million decrease in long term liabilities offset by $0.4 million increase in inventory, $0.3 million increase in deferred revenue, and $0.2 million increase in accrued expenses.

Cash used in investing activities in the nine months ended September 30, 2025 was $0.4 million related to purchases of property and equipment compared to $3.7 million purchased in the same period in the prior year related to deferred consideration of $2.7 million for a cash payment for the Amiga acquisition, $0.5 million used for the Telcom acquisition and $0.4 million for the purchase of equipment.

For the nine months ended September 30, 2025, cash provided by our financing activities was $6.6 million related to proceeds from the At Market Issuance Sales Agreement with B. Riley Securities, Inc., compared to $1.2 million for the same period in 2024. In 2024, $0.2 million related to restricted stock unit vesting offset by reductions of $0.8 million related to prior year proceeds from exercise of warrants, $0.5 million proceeds from sale of common stock under committed equity facility and $0.1 million related to borrowings of note payables related to leased vehicles.

Current assets decreased to $21.9 million at September 30, 2025 from $27.1 million at December 31, 2024, primarily due to a decrease of $2.1 million in accounts receivable, $1.2 million in cash, $1.1 million in inventory and $0.7 million in prepaid expenses. Current liabilities decreased $2.2 million at September 30, 2025 compared to December 31, 2024, primarily due to decreases of $2.6 million in accounts payable, $0.6 million in accrued expenses and $0.1 million in operating lease liabilities offset by increases of $0.7 million in deferred revenue, $0.3 million in sales tax payable and $0.1 million in contingent consideration. As a result, our working capital decreased to $10.9 million at September 30, 2025 compared to $13.8 million at December 31, 2024.

The Company has been focused on marketing and sales efforts to increase our revenues, and we believe those efforts have led to an increase in revenues by 144% from 2021 to 2022 and 206% from 2022 to 2023. Even though there was a decrease in revenues of 27% from 2023 to 2024, we believe our marketing and sales efforts have been impactful. The Company improved its gross profit in 2024 and is expected to continue to improve in the future as a result of price increases implemented late 2023 being almost fully recognized in 2025 and benefits from cost reductions from several design changes. As revenues increase, we expect to continue to see our fixed overhead costs spread over more units, which will reduce the cost per unit further. The Company continued to see material cost reductions as synergies are recognized, especially with steel and battery cells, and we expect this trend to continue. This combined with engineering and manufacturing improvements should result in increasing gross profit margin on the EV ARC™ in the future.

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

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company has the right, but not the obligation, to sell up to $8 million in shares of its common stock, subject to certain terms and conditions. The At Market Issuance program generated aggregate net proceeds of $6.7 million during the nine months ended September 30, 2025.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weakness in internal controls as identified below.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2024, Management identified the following material weaknesses:

●	Ineffective design and implementation over Information Technology General Controls (“ITGCs”)
●

The Company does not have sufficient controls in place to ensure that all inventory is appropriately tracked and recorded on a timely basis, given the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory

●

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

●

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

●	The Company did not maintain sufficient controls related to Beam Europe
●	The Company did not complete a Sarbanes-Oxley (SOX) Section 404A assessment

Changes in Internal Control Over Financial Reporting

The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. During the three months ended September 30, 2025, the Company has taken various actions to strengthen our internal control over financial reporting, including:

●

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

●	Managed processes related to ordering, counting, warehousing, valuing and transacting our inventory in NetSuite ERP.

●

Increasing and monitoring the adequacy of staffing levels and expertise with the requisite technical knowledge and skills to support continued enhancement on the controls and procedures surrounding documentation of review and formalization of reconciliations, accounting policies and controls.

●	Continue to manage a segregation of duties between the preparer and the approver of reconciliation and supporting schedules which included hiring additional staff.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financials reporting. The material weaknesses will be considered remediated when Management concludes that, through testing, the applicable remedial controls are designed, implemented and operating effectively. As Management continues to evaluate and improve disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

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

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition, liquidity or future results.

A U.S. federal government shutdown or lapse in appropriations could adversely affect our business and results of operations.

A portion of our revenues are derived, directly or indirectly, from contracts, grants, and programs funded by the U.S. federal government. Any shutdown or lapse in federal appropriations could delay the issuance of new contracts or slow the timing of payments on contracts already awarded. In addition, many of our customers depend on federal funding or incentive programs to support their purchases of our products. Any interruption, reduction, or delay in such funding could cause customers to postpone or cancel orders, which could adversely affect our revenues, cash flows, and financial condition. Prolonged shutdowns or uncertainty regarding future appropriations could also affect the timing of contract awards and have a material adverse effect on our business outlook.  A significant portion of our sales are also made to state, local, and municipal agencies whose projects are supported by federal funding. A delay or reduction in the flow of federal funds to these agencies, whether as a result of a shutdown, budget impasse, or change in federal spending priorities, could limit their ability to initiate or complete projects involving our products. Any such disruption in the availability or timing of federal funding could adversely impact our results of operations and future growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 14 , 2025	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Lisa A. Potok
Lisa A. Potok, Chief Financial Officer (Principal Financial/Accounting Officer)