Form 10-K
period 2025-12-31
Beam Global
filed 2026-04-09
CIK 1398805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

or

☐ Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-38868

Beam Global

(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State of Incorporation)	(IRS Employer ID Number)

5660 Eastgate Dr.

San Diego, California 92121

(858) 321-2223

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $23,280,367 based upon the closing price of $1.46 on the NASDAQ Capital Market on June 30, 2025.

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of April 7, 2026 was 21,136,983.

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

(f)	litigation with or legal claims and allegations by outside parties;

(g)	insufficient revenues to cover operating costs, resulting in persistent losses;

(h)	rapid and significant changes to costs of raw materials from government tariffs or other market factors;

(i)	significant currency fluctuation or foreign regulations that could impact our business;

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

Overview

Beam is a sustainable technology innovation company headquartered in San Diego, California with offices in the U.S. in San Diego, California and Broadview, Illinois; in Europe in Belgrade and Kraljevo, Serbia; and in Abu Dhabi, United Arab Emirates (“UAE”). We develop, design, engineer, manufacture, and sell high-quality, rapidly-deployed and autonomous infrastructure products for electric vehicle (“EV”) and autonomous vehicle (“AV”) charging, energy security and disaster preparedness and highly energy-dense battery solutions in safe, compact, unique  and bespoke form-factors which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid. Additionally, we manufacture structures with integrated intelligence and electronics such as streetlighting, cell towers and energy infrastructure products for Smart Cities (the interconnected physical and digital elements within a city that utilize technology to enhance efficiency, sustainability, and quality of life for residents).  We further design, engineer and manufacture specialized power electronics including inverters, charge controllers, power supplies and LED lighting.

Our EV and AV charging infrastructure products are powered by locally generated and stored renewable energy and enable vital and highly valuable services in locations where it is either too expensive, disruptive, or impossible to connect to a utility grid, or where the requirements for electrical power are so important that grid failures, like blackouts, are intolerable. We do not compete with EV charging companies; rather, we assist these companies by offering infrastructure solutions that replace the time-consuming and expensive process of construction and electrical work which are usually required to install traditional grid-tied EV and AV chargers. We also do not compete with utility companies. Our products enable utilities and others to deliver reliable and low-cost electricity to EV and AV chargers and, in the case of a grid failure, to first responders and others, through our integrated emergency power panels.

Our charging products are rapidly deployed without the need for construction or electrical work. We compete with the highly fragmented and disintegrated ecosystem of general contractors, electrical contractors, consultants, engineers, permitting specialists and others, who are required to perform a traditional grid-tied EV charger installation construction and electrical project. Our sustainable technology products are designed to replace a complicated, expensive, time-consuming and risk-prone construction and electrical installation process with an easy, robust and reliable product at a low cost of total ownership.

We provide energy storage technologies that make commodity battery cells safer, longer lasting and more energy efficient. Our battery management systems (BMS), and associated thermal packaging, make batteries safer and usable in a variety of mobility, energy-security, and stationary applications.

Our streetlighting and other street furniture products are mass produced in our factories in Serbia and have been sold in 18 nations globally. We are increasingly adding power electronics, energy storage, computing, sensing and reporting to our street furniture products as we evolve them to provide greater levels of Smart Cities services.

Beam’s renewable energy infrastructure products and proprietary technology solutions target the following markets:

●	EV and AV charging infrastructure;

●	Smart Cities infrastructure;

●	Energy storage solutions;

●	Energy security and disaster preparedness;

●	Transportation infrastructure products; and

●	Power electronics and telecommunications equipment.

The Company creates high-quality innovative products that are powered primarily by secure and innovative energy sources, rapidly deployable, have diverse use cases and are attractively designed. We believe that there is a growing demand for rapidly deployable and highly scalable EV and AV charging and infrastructure for Smart Cities, and that our EV ARC™, BeamSpot™ and other street furniture products are designed to address this demand. We are agnostic to the EV charging service equipment as we do not sell EV charging, rather we sell products which enable it. Our EV ARC™ and BeamSpot™ products replace the infrastructure required to support EV chargers, not the chargers themselves.

We have over thirty years of experience deploying street-lighting, transportation, energy and telecommunications infrastructure products as a result of our 2023 acquisition of Amiga in Serbia. We also acquired relationships with existing customers to whom we are now able to sell our portfolio innovative energy, mobility and transportation infrastructure products as well as our other Smart Cities products.

During the second half of 2024 we significantly expanded our product portfolio with the addition of rapidly deployed and highly scalable charging infrastructure products for electric bicycles, electric scooters, and electric motorcycles. We also introduced de-salination as a capability to enhance the lifesaving aspects of our disaster preparedness products. Powered by 100% renewable energy, our BeamWell™ self-sufficient water treatment system converts seawater into vital freshwater. It is equipped with four eMopeds for efficient and rapid transport in environments such as war zones, disaster or crisis zones, where people need safe drinking water, electricity and mobility most.

Our ability to make commodity battery cells safer, longer lasting and more energy efficient in bespoke enclosures is, we believe, a significant differentiator as we move to an increasingly electrified and untethered world. All our renewably energized products generate their own electricity which is stored in our integrated batteries. Our ability to develop energy-dense, highly safe batteries in unique shapes and sizes, allows us to serve customers with specialized needs, including manufacturers of drones, robots, medical devices, top secret military applications, submersibles, refrigerated transport units, and a wide range of other applications.

We believe our chief differentiators are:

●

Our patented, renewably energized products dramatically reduce the cost, time and complexity of the installation and operation of EV and AV charging infrastructure when compared to traditional, utility grid tied alternatives;

●	Our proprietary and patented energy storage solutions;

●	Our first-to-market advantage with EV and AV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

●

Our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions;

●

Our ability to add electrical capacity to provide for the significant increase demand brought by electrified transportation, data centers, AI and the electrification of the industry, without having to go through expensive, time-consuming and risky utility grid expansion (adding power stations, transmission lines and distribution infrastructure like substations);

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

Products and Technologies

EV and AV Charging Infrastructure.

Our clean energy infrastructure products currently incorporate the same underlying technology with a built-in renewable energy source within attached solar panels and/or a light wind generator, along with battery storage, which enables our products to generate and store their own electricity while operating without connecting to the utility grid. Our products are also able to connect to the grid if a customer values that capability.

We believe that the U.S. and global utility grids are not expanding quickly enough to keep pace with accelerated electrification of transportation and rapidly growing digital infrastructure. Governments are advancing aggressive mandates, including the European Union policy requiring that all new cars sold from 2035 produce zero CO2 emissions, ending new internal combustion vehicle sales across its member states. At the same time, global data center electricity consumption is projected to grow by approximately 15 percent per year from 2024 through 2030, more than four times faster than total electricity demand growth from other sectors. Even before this additional strain, power outages were costing the U.S. economy an estimated $150 billion annually, according to the U.S. Department of Energy.

            In many cases, sites with an existing grid connection lack sufficient electrical capacity to support EV charging in any meaningful way. For example, parking lots may have adequate electrical capacity to power lighting but not enough to power EV charging. Beam products are designed to provide that power without requiring increases in on-site grid capacity, which can often be, and we believe will increasingly be, expensive, disruptive, complex and time consuming.

We believe that there will be an increasing demand and need for rapidly deployed and highly scalable EV charging infrastructure products which do not require construction or electrical work, and which do not rely on the utility grid for a supply of electricity. We are not aware of any other products which provide a similar solution for this need as effectively as our patented products which are listed below:

●

EV ARC™ (EV and AV Autonomous Renewable Charger) – We believe this patented product is the world’s first and only transportable, solar powered EV charging infrastructure product on the market that fits in a parking space but does not reduce available parking. The EV ARC™ generates and stores all its own energy through its combination of tracking solar array and integrated batteries, so there are no utility bills to pay. EV ARC™ features our patented BeamTrakTM sun tracking technology that follows the sun to generate up to an additional 25% of solar electrical power. It does not need a grid connection or foundations which eliminates the need for lengthy construction projects, trenching, switch gear, or transformer upgrades. The EV ARCTM can be delivered to its intended location and is set up and charging in less than an hour. Because there is no foundation, trench or electrical infrastructure, the EV ARC™ typically does not require a building or any other kind of permit, and it is easily transportable if a different location is desired. EV ARC™ products support Level I, Level II and DC Fast Charging (requiring 4 interconnected units) and can charge between one and six EVs simultaneously. A single unit can provide EV charging to as many as 12 parking spaces. The electronics are elevated under the solar array which is designed to make the unit flood-proof in up to nine and a half feet of water. EV ARC™ systems have been independently rated to withstand winds up to 160mph.

Because the EV ARC™ systems are solar powered, they are not disrupted during grid interruptions, such as black-outs or brown-outs, which is becoming increasingly important as more transportation relies on electricity for fuel. Current grid-tied EV chargers are often placed in locations where a suitable circuit is most easily accessed and cheapest to install, rather than in the most convenient and desirable locations for EV drivers. EV ARC™ systems do not need to be connected to the grid and as such, can be placed anywhere, making them a rapidly deployable and highly scalable solution for EV and AV charging infrastructure.

We received a patent in 2024 for a version of the EV ARC™ which, will be able to provide wireless charging to suitably equipped EVs and to autonomous vehicles (AVs). Autonomous vehicles are currently typically plugged into a grid tied EV charger by a human being meaning that their operations are not entirely autonomous. Our patented wireless charging capability will enable AVs to charge without human intervention.

Because EV ARC™ systems are highly visible, we believe they are an ideal platform for sponsored deployments. Under this model, networks of EV ARC™ systems can be deployed and owned by us and monetized through sponsorship and naming-rights agreements with corporate sponsors seeking to associate their brands with renewable, clean-energy initiatives by sponsoring a city-wide sponsorship offering free EV charging which we refer to as our "Drive on Sunshine"™ network. We intend to deploy our Drive on Sunshine™ network in highly populated areas where we will deliver free EV charging while monetizing the network of EV ARC™ systems through corporate sponsorship programs. Our products also create significant reductions in greenhouse gas and CO2 emissions which, we believe, is a further inducement to encourage corporations to sponsor our network as they may benefit from the carbon offsets generated by a network of EV ARC™ systems. In 2024, we deployed our first sponsorship funded network of EV ARC™ systems at Belgrade International Airport in Serbia. Beam Global retains title to the EV ARC™ and receives recurring payments from Globos Osiguranje, a prominent Serbian insurance company. Globos Osiguranje benefits from the promotion of their business as a result of their branding being prominently displayed on the EV ARC™ systems which are deployed in parking spaces in parking lots nearest to the airport terminal buildings. The Globos Osiguranje branded EV ARC™ systems are placed in locations that are visible upon arrival and departure from the airport. We also entered into an agreement with Vinci Airports, the world’s leading private airport operator with over 70 airports under management internationally, which does not require us to pay rent because of the amenity value that is delivered to the airport through the provision of free Drive on Sunshine™ experience for their visitors and guests. We believe that we may be able to repeat this model in other Vinci airports around the world. We also believe that now that we have successfully proved that this business model works, we can further expand it into different types of environments where there are sufficient densities of people to make the advertising worthwhile.

●	EV ARC™ DCFC – DC Fast Charging system for charging EVs comprised of four interconnected EV ARC™ systems and a 24kW DC fast charger.

●

BeamSpot™ – patent issued on December 31, 2019, and first installations were made in 2025. BeamSpot™ is an EV and AV charging and emergency power product which uses an existing streetlight’s foundation and a combination of solar, wind, grid connection and onboard energy storage to provide curbside charging and emergency power without the need to do extensive construction or electrical work. Beam Europe is one of Europe’s largest manufacturers of streetlights. We believe that BeamSpot™ has the potential to become one of our largest selling products.

●	BeamSkoot™ is a rapidly deployed charging infrastructure product for electric mopeds. There's no construction or electrical work and because it generates and stores its own electricity it does not require a connection to the utility grid and it does not generate a utility bill. It is capable of charging 4 electric mopeds at the same time, and we will sell it either without electric mopeds so that existing owners and users can charge outdoors, or as a bundle with the mopeds included through our partnership Benzina Zero.

●

BeamBike™ - rapidly deployed, construction free, solar-powered charging system based on the patented EV ARC™ platform which generates and stores its own clean electricity, accessed through twelve integrated, weatherized 120 V outlets supporting any eBike charger or through proprietary charging ports for Beam branded e-bikes for rentals or sharing. Supports 12 eBikes and is available with or without bundled eBike packages and a mobile app which takes payments and locks and tracks the locations and usage of the e-bikes.

●

BeamPatrol™ - Rapidly deployed and easily transported, the BeamPatrol™ station allows law enforcement and safety personnel to charge and quickly access electric motorcycles without the need for any additional infrastructure or fuel. This innovative solution is ideal for law enforcement, customs and border patrol, the military, park services, air and seaport operations and any situation where the ability to rapidly gain access to an environment, without alerting targets of the operation, is required. BeamPatrol™ and its motorcycles generally have low maintenance and fuel costs and provide a highly reliable mobility solution while assisting in the carbon reduction efforts of the agencies that use the product. BeamPatrol™ is made available with, or without bundled eMotorcyles.

●

BeamWell™ - based on the patented EV ARC™ system, is a self-sufficient, self-contained operational system for use in war zones and remote or disaster areas where only salt, brackish or dirty water is available because a reliable clean water supply is not available or has been interrupted. The BeamWell™ system provides three essential services to regions in crisis: it turns seawater into fresh water, which is then stored in an integrated 3000-liter tank that is replenished daily; it provides a source of electricity which can be used for medical or communications devices as well as cooking, refrigeration and lighting; and it charges four integrated electric mopeds for the rapid distribution of food, water, medications or other vital resources, to those in need.

●

Smart Cities Infrastructure products – Streetlighting, street furniture, communications infrastructure products, energy infrastructure products, with electronics integration including renewable energy sources, battery storage, sensors and IoT integration.

●	BeamFlight™ - patent issued on November 24, 2020, and currently under development. An off-grid, renewably energized and rapidly deployed product and network used to charge aerial drone (UAV) fleets.

●	Power electronics and energy storage solutions for telecommunications, energy infrastructure and, in the future, our own patented product portfolio.

Energy Storage Solutions

According to MarketsandMarkets Analysis, the global lithium-ion battery market size is projected to grow from $195 billion in 2025 to $426 billion by 2033; and it is expected to grow at a compound annual growth rate (CAGR) of 10% from 2025 to 2033. We are living in an increasingly electrified world and more of the devices we rely on are no longer connected to a wall socket or any kind of utility connection. This untethering requires energy storage to be more energy dense and packaged in increasingly smaller and lighter formats. The storage and release of electrical energy will create heat. In extreme cases, this can lead to a chain reaction within a group of battery cells that can be difficult to stop, known as “thermal runaway”, which can be difficult to control and has, in certain instances, resulted in fires. We have demonstrated that our energy storage products create high performance energy storage solutions used in drones, EV charging, EVs, micro mobility, aviation, medical devices, robotics, stationary storage, and military and maritime applications. We believe that we are unique in the EV charging industry in that we use our own proprietary energy storage solutions in our EV ARC™, BeamSpot™ and other EV charging products. We believe our proprietary and patented passive thermal management, modular platform architecture, and scalable BMS, enhance safety and performance to prevent thermal events, while extending battery life and reducing lifetime stored energy costs. We provide safe, scalable and high-powered energy storage solutions which have enabled electrified applications in many formats for militaries, government agencies, Fortune 100 companies and many others in the U.S and Internationally.

Energy Security and Disaster Preparedness

According to the United States Department of Energy, if projected load growth continues, driven by the electrification of transportation, AI driven data centers, and expanding digital infrastructure, without corresponding upgrades to grid infrastructure and capacity, the risk of power outages could increase by as much as 100 times by 2030. Our products are fully sustainable and include battery energy storage that can be used during times of grid or hydrocarbon fueled generator failure or during public safety power shutoff (“PSPS”) as may be required in certain jurisdictions. Our primary focus in energy security is to ensure access to EV recharging infrastructure during grid failures, such as blackouts. As the adoption of EVs increases, it will be critical to have fuel (recharging) infrastructure that is not reliant on the utility grid with its centralized vulnerabilities. We have witnessed power outages in Texas due to cold weather, in California due to wildfires and in California and New York due to hot weather and in other parts of the nation whenever inclement conditions such as high winds or flooding occur. California has also been susceptible to PSPS to prevent fires during high wind events. There have been kinetic and cyber-attacks on the grid, and the U.S. government has evidence of intrusions by nefarious nation state actors. A Wall Street Journal article reported that attacks on the US power grid rose 71% in 2022 over 2021. In April 2024, North American Electric Reliability Corporation, a division of the grid oversight body, reported that physical assaults on the grid have remained high since rising in 2022, with about 2,800 reports of gunfire, vandalism and other strikes on electrical networks in 2023. Events such as these constitute significant vulnerabilities which are expensive, disruptive, inconvenient, and dangerous. As we electrify our transportation fleets, these events may become catastrophic. The U.S. has a Strategic Petroleum Reserve to ensure that it never runs out of gasoline and diesel, but there is no strategic electric reserve. The electrical grid faces unprecedented challenges as a result of increased frequency and intensity of extreme weather events, such as heat waves, wildfires, hurricanes, floods and other climate events which can disrupt the generation, transmission and distribution of electricity.

On April 28, 2025, a major blackout across Spain and Portugal affected over 55 million people for more than half a day, disrupting transportation, communications, and critical services. During this the power outage, Beam Global’s EV ARC™ continued to operate seamlessly providing critical solar-powered EV charging and emergency power where traditional infrastructure failed. This event highlighted the vulnerability of centralized electricity grids and the growing importance of decentralized, resilient energy infrastructure.

We believe Beam’s products are a highly robust and secure source of power for EVs and provide a hedge against grid failures. Our EV ARC™, BeamSpot™, BeamBike™, BeamPatrol™ and BeamWell™ products currently provide locally generated and stored electricity which is not impacted by grid failures. We are engaged with government officials at every level to increase awareness of our products and the benefits they can bring to energy security. We are increasingly hearing suggestions that 25% of all EV charging infrastructure should be independent of the centralized grid. We believe that our products are uniquely positioned to fulfill this need. We believe that our current contracts with California, Florida, New York City, and the Federal government through our General Services Administration (GSA) Multiple Award Schedule Contract and Sourcewell, a government purchasing organization that enables state and local governmental entities and other eligible agencies to procure products through a competitively solicited process, position us to take advantage of what we believe will be a significant increase in the requirements of robust and sustainable EV charging and energy security infrastructure. We believe that we produce products which are valuable and politically popular regardless of which administration is currently in power because they provide:

1.	American made products
2.	Reliable innovative Energy
3.	Energy Security
4.	American fueled transportation
5.	Communications and energy infrastructure

We believe that our products are ideally suited to fulfill all these requirements.

Traffic Telecommunications and Energy Infrastructure Products

On October 20, 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”), a business located in Serbia that manufactures and distributes steel structures with electronic integration. Amiga, which we renamed Beam Europe following the acquisition, has sold the following products throughout the European region, in North America and in countries across Africa:

(i)	infrastructure products for public lighting;
(ii)	infrastructure products for mobile telephones, networks, and transmission lines.
(iii)	infrastructure products for trams, trolleybus, and railways.
(iv)	infrastructure products for contact networks, masts, portals and semi-portals for road and railway signaling;
(v)	large steel lattice structures for specific purposes (e.g., stadiums, factories, power plants, etc.); and
(vi)	distribution and command electrical cabinets.

We have observed that our European operations have strong engineering, product development and manufacturing capabilities which is well suited to manufacture Beam’s current products and the development and manufacture of Beam’s new products. We intend to introduce our portfolio of patented renewably energized products further in Europe, the Middle East and Africa.

On August 30, 2024, Beam acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Telcom engineers and manufacturers specialized power electronics including inverters, charge controllers, power supplies and LED lighting. Telcom has electrical engineering, product development and manufacturing capabilities which are ideally suited to improve the Company’s current and future products for the global market. We believe Telcom has a well-respected and highly talented team of electrical engineers, focused on power electronics and the integration of renewables and energy storage. We continue to grow Telcom’s legacy business, and we believe that Telcom’s portfolio of existing customers offers further opportunities for expansion of our products in Europe.

Outdoor Media Advertising

We believe there is opportunity in the outdoor advertising space to place outdoor advertising content on Beam’s infrastructure products. The objective is to sell advertising space on our products to a company, with the proceeds being used to fund the delivery of EV ARC™ systems. We believe this is a proven, successful business model, and our EV ARCTM provides a good platform for advertising for a company who seeks to promote their support of clean energy. In November 2024, we announced our first sponsorship agreement with Globos Osiguranje, one of Serbia’s premier insurance companies. Under the agreement, Globos Osiguranje sponsored five EV ARC™ solar-powered EV charging stations that provide free public EV charging which were deployed at Belgrade Nikola Tesla Airport, Serbia’s busiest international travel hub. In order to facilitate this sponsored “Driving on Sunshine” initiative, Beam Global previously secured an agreement with Belgrade Airport, part of VINCI Airports, an operator of over 70 airports in 14 nations across the globe, to operate the network in prime locations at Belgrade Nikola Tesla Airport with further cooperation with VINCI Airports to be considered.

This three-way partnership marked Beam Global’s entry into an owner-operator business model, where we generate income through a long-term annuity stream of recurring payments. By retaining ownership of the EV ARC™ systems, Beam Global secures a steady, predictable revenue stream while delivering sustainable solutions. Globos Osiguranje is able to provide “Driving on Sunshine” sponsored EV charging for free to EV owners because EV ARC™ systems do not require utility electricity and do not generate costs for the energy dispensed. Providing the EV charging for free while monetizing the sponsorship significantly lowers Beam's administrative costs and risks associated with collecting payments or personal information from the EV drivers. We believe that the amenity value delivered to site hosts enables Beam Global to receive highly favorable economic terms on the parking spaces in which the EV ARC™ systems are placed. This model is designed so that sponsorship payments are not diluted by typical operating costs, which might burden companies that do not have Beam Global’s technology advantage.

Strategy

Target Markets

Beam’s target markets consist of several broad segments including: state, municipal and federal governments and agencies, militaries, corporations, universities, retail, hospitality, Tribal Nations and international markets. These segments can further be broken down into increasingly granular segments as different market opportunities are identified.

Beam’s largest customers have historically included the U.S. Federal Government, including the U.S. Army, Department of Veterans Affairs, Department of Homeland Security, United States Marine Corps, and many other federal agencies, and the State of California, which is a conglomeration of California state agencies and municipalities. We have expanded the sale of EV ARC™ systems to 41 states throughout the U.S., and countries in Europe and the Middle East, Puerto Rico and the U.S. Virgin Islands in the Caribbean. The largest customers that we sold to in 2025 were Advanced Energy Mahine (AEM), City of Dallas and Upscale Developers and in 2024 were the US Army, Department of Homeland Security, followed by the State of California.

In October 2023, Beam acquired Amiga DOO Kraljevo (“Amiga”) which we renamed Beam Europe following the acquisition, is a business located in Serbia and engaged in the manufacture and distribution of steel structures with electronic integration, such as streetlights, cell towers, and transportation portals. We believe Amiga’s manufacturing capabilities are well suited to manufacture and sell Beam’s current products into the European market, which is a larger market, with 420 million cars, than the U.S. which has 290 million. We believe that Amiga has also a strong engineering team that is currently helping to develop our new products for sale in both the U.S. and Europe. We believe this provides a strong growth opportunity for Beam’s products. Amiga’s target customers have typically been municipalities and other government entities. Amiga's target market is very similar to the target market that we have pursued in the U.S. As a result, we are now able to expand our sales efforts into larger markets, which we believe may provide enhanced growth opportunities.

On August 30, 2024, Beam acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment specializing in power electronics including inverters, charge controllers, power supplies and LED lighting. We believe Telcom has a well-respected and highly talented team of electrical engineers, focused on power electronics and the integration of innovative energy generation and energy storage. Telcom’s sales have typically been focused on telecommunications infrastructure providers as well as providers of material rehandling equipment and other consumers of power electronics particularly where inversion and energy storage are concerned. We believe that the acquisition of Telcom creates opportunities for Beam to broaden our target markets while at the same time improving our existing portfolio of products.

We consider the factors below in determining favorable markets for our products:

●	For transportation and mobility.

●	Are there high or growing concentrations of electric or autonomous vehicles?

●	Are there now, or will there be in the future, laws or other regulatory requirements which incentivize the adoption of entry vehicles?

●	Are there now, or will there be in the future, laws or other regulatory requirements which penalize the use of internal combustion engine vehicles?

●	Is there a requirement for rapidly deployed and highly scalable charging infrastructure?

●	Is the cost of construction and electrical work required to install traditional grid tied chargers high?

●	Is the process for acquiring environmental impact studies, zoning, permitting, and other permissions and regulatory hurdles complex or time-consuming?

●	Is the cost of electricity high, growing or likely to grow?

●	Is there a lack of sufficient capacity on the existing utility grid infrastructure?

●	Does the likelihood of blackouts or other grid interruptions make it important to have other sources of electricity which are immune to those types of interruptions?

●	Are there potential customers who are operating in leased premises who might not be in a position to invest in tenant improvements, and who would rather acquire equipment which they can take with them at the end of the lease?

●	Are there requirements for EV or AV charging fluid and potentially likely to change?

●	Are there incentives or other political or regulatory incentives, which might encourage the deployment of charging infrastructure for electric vehicles, energy storage, innovative sources of energy?

●	Are there high volumes of tourists or others who might benefit from using shared electric bicycles?

●	Are there large compass environments where the use of electric bicycles, electric scooters or electric motorcycles make more sense than the use of traditional internal combustion engine vehicles?

●	Is the complexity of extending the electrical grid to locations where electricity or charging infrastructure required too complicated, disruptive or impossible?

●	Are there local environmental considerations which make construction or electrical work too risky?

●	For energy security.

●	Is the vulnerability to grid interruptions too high because of the potential for inclement weather conditions, or some other input like terrorism or nefarious state actors?

●	Is the mission so critical that any sort of interruption of utility electricity supply insupportable?

●	Could the cost of interruptions to utility Electricity be greater than the Cost of our products?

●	Is a reliable grid supply too expensive to deliver to the location?

●	For energy storage.

●	Does the customer require highly energy dense battery packs?

●	Is thermal management and the prevention of thermal runway important?

●	Does the customer have specific form factor requirements wherein a traditional square or rectangular battery would not serve as well as our bespoke form factored solutions?

●	Are there complex engineering or development requirements for the creation of the energy storage solutions which can be met by our team of highly skilled engineers and scientists?

●	Is the mission to be performed by the energy storage solution more important than low costs?

●	Is the customer looking for a non commodity solution?

●	Is it important to the customer to have the highest energy density to weight ratio commonly available?

●	Is it important for the customer to have a made in America energy storage solution?

●	For smart cities infrastructure.

●	Is the city looking for forward-looking tech technology solutions?

●	Is the city considering any type of lighting upgrades or other measures to reduce energy consumption?

●	Does the city value gathering data to make the lives of citizens safer and more efficient?

●	Is the city looking to lower its operational costs?

●	Are there mandates or other regulatory incentives which encourage the deployment of Smart cities technologies?

●	Is pollution, crime, violence, severe weather, or other environmental considerations important to the decision makers in the city?

Many of these factors have been important since the early days of EV adoption. According to the International Energy Agency, more than 50 countries, representing around 60% of the global population, have policies in place to incentivize the adoption of electric vehicles, signaling strong government support for transportation electrification. In the U.S., while the federal government has become less enthusiastic about the acquisition of EVs and EV charging infrastructure, there are still currently nine states that have announced plans to prohibit the sale of new internal combustion engine automobiles after 2035. California has announced a similar ban, and seventeen other states have historically followed California’s regulations. In addition to all-electric car manufacturers such as Tesla, BYD, Lucid Motors, Rivian, Polestar, etc., most car companies now offer EV options for various types of vehicles. General Motors has committed to only offer zero-emissions vehicles by 2035 and six major automakers including Ford, Mercedes-Benz, Volvo and 3 others, along with 30 nations, signed a pledge to eliminate sales of new gas and diesel-powered cars no later than 2040 in leading markets. Automotive manufacturers have started production of EV which are more consistent with traditional car models that have been popular with U.S. consumers. GM has launched an electric Hummer which has 1000HP (compared to the gasoline version with 300HP) with a similar acceleration rate as the all-electric F150. The European Union has also announced a ban of the sale of internal combustion engine vehicles in 2035. Europe is the largest automotive market in the world with 405 million cars versus 320 million in China and 290 million in the U.S.

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

Geographic Expansion

Prior to 2023, our revenues and growth were from the U.S. market. As a result of our acquisitions of two companies in Serbia and a recent expansion through the creation of Beam Middle East based in Abu Dhabi, we are now selling into the U.S., North and South America, Europe and The Middle East and Africa. The needs in each of these markets are similar and our products' capability of addressing those needs is, we believe, universal.

Since the fourth quarter of 2023, we have been selling our products in the European market with, for example, sales of EV ARCs™ to the British Army in Cyprus and the deployment of a sponsored network of EV ARCs™ at the Belgrade International Airport. Our Spanish partners GECI have sold EV ARCs™ in Spain, and our Romanian partners have recently closed a sale in Romania. In the second quarter of 2025, we expanded into the Middle East where we have deployed both EV ARC™ products and our BeamBike™ solution. We now have sales representatives in many countries in Europe as well as in the Middle East and in Africa. We believe that this level of geographic expansion will create many opportunities for us to increase our sales and revenues in the coming quarters. We are increasing our offering of our electrified, transportation products, our energy storage and energy security products, and our smart cities infrastructure products in the U.S., Europe, the Middle East and Africa. We believe that our expansion into these new markets, where the requirements are the same or similar as they are in the U.S., should offer a significant opportunity for growth as the sales cycles in each of these markets matures.

Product and technology portfolio expansion

Historically the majority of our revenues have been generated through the sale of a single product - the EV ARC™. In the fourth quarter of 2024 Beam Global introduced several new products targeting energy security and the electrification of transportation which are described above the section “Products and Technologies”.

As a result of our acquisition of Amiga in 2023, Beam Europe is one of the largest manufacturers of streetlights in Europe. We have an extensive portfolio of bespoke and mass-produced streetlighting solutions which we sell in countries across the region. We also manufacture other steel structures with integrated electronics such as renewable energy production, telecommunications infrastructure and traffic portals.

We are increasingly enhancing our portfolio of products through the addition of software, power electronics and sensors. A significant part of our growth strategy is based upon our belief that our customers will increasingly value data delivered to them from our extensive portfolio of products which we are continuing to make further developments in this area. We intend to make further developments in this area and we'll use a combination of in-house development solutions, solutions acquired from others from potential acquisitions. We believe that combining machine learning with AI in the type of sensor rich environments which we can deploy may create significant revenue opportunities in the future.

Customer Segment Expansion

Historically a large proportion of our revenues were from sales of products to U.S. governmental agencies. However, in 2024 and 2025, we increased the number of sales from corporate and international customers. Over 30% of our sales in 2024 and 75% in 2025 were non-government sales. As part of our growth strategy, we intend to continue to expand our focus on sales to non-government and international customers. We believe that our products provide a great deal of value to corporate customers who are increasingly concerned with energy security, carbon contribution reductions and technology solutions which do not require significant construction or electrical projects. At the same time, we will continue to focus significant selling resources on governmental agencies outside of the U.S. In Europe, governments are still very actively pursuing the electrification of transportation and carbon reduction through the generation of electricity using renewable sources. In the Middle East large amounts of petrol dollars are spent on renewable energy technology and the electrification of transportation. We believe that Africa, with a population of 1.4 billion, offers very significant opportunities as people increasingly adopt vehicles which are not powered by internal combustion engines. We believe that these new customer segments will create further opportunities for growth in 2026 and the years beyond.

Targeted Selective Acquisitions

Through our acquisitions, we have gained new technologies, new customers and new market opportunities while at the same time adding capabilities which have reduced our costs and enhanced our gross margins. Our acquisition of All Cell Technologies ("AllCell") in 2022, a battery manufacturing company based in Illinois, expanded our patent portfolio, provided access to new industries and opportunities, strengthened our supply chain, and reduced our cost of goods sold while improving our product. Our acquisition of Amiga included a 250,000 square foot factory facility in Kraljevo, Serbia which opened up new markets to us in Europe, the Middle East and Africa. It also enabled us to develop our BeamSpot™ product, and reduced our costs of manufacturing both in Europe and the U.S.. We believe it also enhanced our engineering and product development team in a highly cost-efficient manner. Our acquisition of Telcom, a power electronics company also based in Serbia, allows us to create bespoke electronics solutions for our products which will enable us to reduce our costs while improving our production. This acquisition also allowed us access to new customer segments.

We take a highly disciplined and deliberate approach to acquisitions, focusing on targets that are good strategic fits, include capable and engaged management teams, and are acquired at valuation and on terms that we believe are favorable to all parties, with particular emphasis on delivering value to Beam Global shareholders.

In addition to the acquisitions above, we have entered into a joint venture agreement with the Platinum Group L.L.C. in the Emirate of Abu Dhabi, UAE, which will sell and manufacture our products across the Middle East and African regions.

We continue to actively search for opportunities which we believe will continue to improve our business model, our business operations, our revenues and profitability. We believe that there are areas of opportunity in further sourcing our manufacturing operations through the acquisition of companies who make components that are necessary to the operation of our products. We also believe that there are opportunities for us to acquire companies which may bring new technological progress to our organization in order to increase the barrier to entry for our competition and our ability to generate further revenues at higher gross profits. We will continue to seek targets and to endeavor to negotiate beneficial deals for Beam Global while at all times retaining our discipline and our commitment to making acquisitions that are well priced, well-structured and in the best interests of our shareholders.

The EV market is expected to grow at a rapid pace, and it is expected that the EV infrastructure market will grow at a comparable pace to support the EVs. According to Grand View Research, research indicates that the EV-charging infrastructure market is expected to reach $238.8 Billion by 2033 which is a 25% compound annual growth rate (CAGR) between 2026 – 2033. In December 2024, the California Energy Commission approved a plan for nearly $1.4 billion in funding for 17,000 new light-duty chargers statewide. We currently operate in three rapidly growing markets: The electrification of transportation and mobility, energy storage (batteries), and security and smart cities infrastructure. We believe that our products have a global appeal and that we are at a very early stage in the development of our sector. We believe that our strategic growth plan will enable us to increase our user base and revenue while increasing profitability. Further growth steps include:

●	Engaging government relations experts internationally to educate decision makers on the value of our products.

●	Increase marketing efforts to educate potential customers.

●

Expanding our geographic footprint and customer base, in Europe, the world’s largest automotive market and the Middle East and Africa, a region set to invest over $1 trillion in renewable energy by 2030.

●	Increasing our gross margins by increasing production volumes, improving operating efficiencies and reducing the cost of materials and production.

●	Increasing leverage of outsourcing as our manufacturing process scales.

●	Expanding our recurring revenue business.

●	Educating potential customers regarding government grants, investment tax credits, and other incentives available to our customers.

●	Capturing market share of the electrified personal and public transportation space.

●	Continuing to develop and innovate new products and build a strong IP portfolio.

Sales and Marketing

Beam utilizes a combination of an in-house sales team and outside consultants, pairing customers with our sales specialists, to ensure customers' needs are met. Historically, almost all of our sales have been made by a relatively small in-house sales team based largely within the U.S. In 2024, we started to execute on a new strategy of engaging outside sales resources such as distributors, resellers and agents. We view this salesforce strategy as an important part of our plan to increase sales while maintaining our operating costs at a low and stable level. The agreements we have put in place with distributors, resellers and agents are all performance-based which allows us to expand sales without a corresponding increase in fixed operating expenses.

We believe we are able to be successful with an outside sales strategy due to the maturation of our internal sales processes and materials. We have designed a thorough selling process flow instruction manual and a Sales Resource Center which is hosted online and available to anyone we authorize. This centralized Sales Resource Center provides standardized training materials, product specifications, marketing collateral, demonstration content, and sales process documentation designed to ensure consistent messaging and effective engagement across our internal sales team, resellers, and external sales partners.

We now have resellers and agents in the U.S., Spain, Portugal, Italy, Caribbean, Central America, the Balkans, the Middle East, Africa and Australia. Certain of our marketing materials have already been translated into multiple languages and we created video and other content which is used as selling aids. These international channel partners expand our geographic coverage and provide localized sales support for governments, utilities, commercial organizations and institutional buyers who are seeking EV charging and clean energy infrastructure solutions.  The external resources which we have engaged have established track records and relevant experience in selling infrastructure products to the types of customers with whom we have had success historically. Many of our partners have longstanding relationships within transportation, government, utilities, and commercial infrastructure sectors which align closely with Beam Global’s target customer segments. We have recognized the benefits of this strategy in 2025 and we believe that it will support increased revenue and profitability in both new and existing markets.

Our U.S. sales process is heavily focused on driving awareness of our products and solutions for charging needs. We have been investing more in marketing and videos. These efforts include educational content, digital marketing campaigns, product demonstrations, and industry outreach designed to increase market awareness of Beam Global’s off-grid EV charging infrastructure solutions. Beam uses research to identify potential customers, as well as contacts established through trade show events and in-bound calls. We also utilize a combination of regional and industry focused campaigns, nurturing campaigns, speaking opportunities, product demonstrations, press releases and social media (Facebook, Instagram, X, Google and LinkedIn). Our marketing programs are designed to reach customers across multiple vertical markets including government agencies, transportation authorities, universities, commercial fleets, hospitality organizations, utilities, and commercial property owners. Beam is, we believe, an industry leader in the sustainable EV charging infrastructure space, and we use our website and social media to highlight our innovative products and offerings.

Sales of our products often have long sales cycles due to the capital expense, budgeting cycles, and the sophisticated nature of our products. We are working to decrease the time of our sales cycles and believe that expanding our focus beyond government agencies will improve timelines as awareness and acceptance of our products increase, along with the urgency surrounding the deployment of EV charging infrastructure. Sales often rely on bureaucratic processes and funding approval which can result in extended sales cycles. We support our customers by identifying tax credits, grants and government programs to reduce the cost of their purchase.

Our products may be eligible for various taxes and other incentives, which can significantly reduce the out-of-pocket expenses paid by our customers. Examples of these incentives include:

●

Federal Solar Investment Tax Credit (ITC) (Section 48E of the tax code). For eligible projects, customers may qualify for the federal Clean Electricity Investment Credit under Section 48E of the Internal Revenue Code, which generally replaced the prior Section 48 investment tax credit for property placed in service after 2024. The base credit may increase if applicable domestic content, energy community, prevailing wage, and apprenticeship requirements are satisfied

●

Section 179 and Bonus Depreciation – Our customers may be able to expense or accelerate depreciation on qualifying equipment, which can provide substantial first year tax benefits depending on the property, the customer’s tax profile, and the year the property is placed in service. IRS guidance for 2026 reflects a Section 179 deduction limit of $2,560,000, and current IRS guidance also reflects 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025.

●

The Inflation Reduction Act of 2022 extended and amended the 30C Alternative Fuel Vehicle Refueling Property Credit (30C credit) which provides an income tax credit for qualified alternative fuel vehicle refueling property, including certain property for the recharging of an EV. This program is available through January 1, 2033, and may provide an income tax credit for businesses up to $100,000 per deployment, which helps to make EV chargers more accessible for commercial use.

We believe that because our products are rapidly deployed, enhanced energy security and are made in America, we are well positioned to benefit from these and other initiatives.

Major Customer Contracts

In 2025 and 2024, we had two major customer contracts, the State of California and the General Services Administration (GSA) Multiple Award Schedule (MAS) that accounted for 29% and 58% of revenues for the years ended December 31, 2025 and 2024, respectively. Each of these contracts represents a highly diverse and dispersed customer prospect pool for Beam Global due to the extensive and varied nature of government departments within the Federal and California government spheres.

GSA MAS and GSA BPA Contracts. Since November 2020, following an extensive evaluation process, we have had in place a Multiple Award Schedule Contract with the General Services Administration (“GSA”) that helps streamline purchases from federal agencies and state and local governments. In addition, the GSA awarded Beam Global a federal blanket purchase agreement in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In Q2 2025, the contract was extended until October 31, 2030. Both contracts help to simplify the procurement process and ensure the best pricing for the applicable agencies. We have sold 906 EV ARCs™ through these contracts for $72.1 million prior to 2025 and 28 EV ARCsTM for $4.3 million in 2025.

Sourcewell. On November 12, 2025, we announced being awarded a cooperative purchasing contract by Sourcewell, expanding our access to U.S. military, state and local government agencies and higher education institutions across North America. Sourcewell combines the purchasing power of over 50,000 participating public agencies, offering hundreds of awarded supplier contracts across public sector and educational organizations to procure our sustainable infrastructure and energy storage solutions through a ready-to-use, negotiated, Sourcewell-vetted contract, thereby streamlining the public purchasing process.

Competitors

EV Charging Infrastructure

We do not compete with EV charging companies or utilities. In fact, we support the major EV charging product and service providers by factory integrating their products into ours, prior to deployment. We have deployed ChargePoint, Blink, Enel, Electrify America and many other quality charging brands. We also do not compete with utilities who use our product as another tool to provide electricity, primarily for EV charging to their customers. We have sold products to seven utility customers and anticipate that that number will grow as more utilities become engaged in EV charging and in deploying distributed generation resources to enhance grid stability. Our EV ARC™ product is unique in that we are a complete solution for EV charging infrastructure requirements. EV ARC™ provides both a renewable energy source, and EV charging capability in a rapidly deployable and highly scalable construction-free format. We do compete with several companies which are involved in the design, construction and installation of fixed grid-connected EV charging stations that depend on the utility grid for a source of power, and on the construction and civil and electrical engineering services for the installation of traditional infrastructure.

Competition in the solar renewable energy and EV charging industries is intense and fragmented among a wide variety of participants. Companies such as Schneider, Eaton and Bosch manufacture EV charging units but generally do not offer charging services. Companies such as ChargePoint (NYSE: CHPT) and Blink (NASDAQ: BLNK) offer EV charging services and hardware but not, typically, installation. There are many companies which offer installation services for the EV charging market. They are typically electrical and general contracting companies as well as some larger project management firms such as Black and Veatch, Bechtel, CH2M Hill and AECOM.

Our EV ARC™ units incorporate whatever charger the customer wants, so we are not competing with the charger company, but rather creating opportunities for them which they might not otherwise have had.

Certain competitors offer containerized or canopy-based solar-powered EV charging solutions. For example, some solutions utilize shipping container-based designs that incorporate batteries, solar panels, and EV chargers. Compared to our EV ARC™ systems, these solutions may require the use of dedicated parking space or additional site area, which could reduce available parking or require site modifications depending on local regulations. In addition, such designs may not include solar tracking capabilities, which can affect energy generation efficiency.

Other competitors, such as Paired Power, offer solar canopy-based EV charging solutions that may require on-site assembly and installation. In contrast, our EV ARC™ systems are designed for rapid deployment without the need for on-site construction.

  Many solar installation companies are now affixing EV chargers to their parking lot structures, and some are offering packages combining solar rooftop installations and EV charger installations for the residential marketplace. These installations are generally grid-tied, require construction and electrical work and do not include energy storage.

Electrify America is another example of an entity which is providing free or discounted EV charging infrastructure. Electrify America plans to spend $2 billion by the end of 2026 on EV charging infrastructure access and education programs in the U.S. ($800 million in California). Electrify America is a customer of Beam Global and has used our products to assist in the expansion of their EV charging network.

We also face competition, to some extent, from entities which are offering free or discounted EV charging infrastructure to our prospective customers. Utilities such as the three large investor-owned utilities in California (SDG&E, PG&E, SCE) have successfully lobbied the California Public Utility Commission for permission to rate base the costs of installations of EV chargers. As a result, they can offer the installation, or “make readies” of electrical circuits and other civil infrastructure, for a lower price or in some instances for free, to certain customers. We have added utilities to our customer base and have provided product to seven utilities to date. We do not view utilities as competition and instead view them as a significant opportunity as they increasingly add off grid solutions to their energy mix.

Our electric bike recharging product competes with a variety of installers of bike sharing stalls and electric bike charging stations. Most electric bike stations that we are aware of are connected to utility grid and as a result rely on construction and electrical projects and the utility grid connection. We believe no other company is producing a rapidly deployed charging station which provides a secure location for the bicycles, the charging infrastructure, and all of the electricity that bicycles will ever consume.

In general, adopters of electric motorcycles often engage separate contractors and service providers for the provision of the charging which is necessary to keep those motorcycles active. We are not aware of any other company which provides a turn-key solution which includes a bundle with the motorcycles, the charging infrastructure and the fuel for the motorcycles under a single invoice. There's no construction electrical work or project management or planning required under our solution.

Energy Security

Where energy security is concerned, we compete with companies that produce generators and combine solar and storage solutions. Companies in this space range from small startup companies like Green Charge Networks to behemoths like General Electric and NEC. Siemens, Eaton, Schneider, Generac, and other large electrical component companies are all also working on combined renewables/storage product solutions. We are in contact with all these companies and have observed that none of them have a product which provides all the same value and differentiation that our energy security products deliver because our systems are transportable, rapidly deployed and offer multiple layers of value.

Our competitive advantage over these other solutions includes:

o

Rapid deploy ability and scalability of our products. Our products are manufactured in our facilities and delivered as turnkey solutions that can be deployed in less than an hour after delivery to a customer without the need for on-site construction. In contrast, grid-tied alternatives typically require design, engineering, permitting, and construction processes that can extend project timelines.

o

Lower total cost of ownership. Our products are powered by on-site renewable sources. As a result, there is no charge for on-going energy to power vehicles because our products do not generate a utility bill.

o

Ability to operate during blackouts and brownouts. Our products incorporate battery storage and are designed to operate independently of the utility grid, which may enable continued operation during grid outages. Most of the EV ARC™ systems we deploy include an emergency power panel that provide emergency power to operate other devices and emergency equipment during outages. Typical grid-tied solutions fail during grid failures and do not provide a source of emergency power. Even those grid-tied solutions that have back up battery integration rely on the grid to charge their batteries. During prolonged grid failures, those systems fail while our products continue to operate.

o

Located anywhere. Because a grid connection is not required, our EV ARC™ can be located anywhere, including prime locations in the front of buildings or remote locations that are hard to connect to a grid. Most grid-tied chargers are deployed in locations where the utility grid is easy and inexpensive to connect to, which may be locations that are not easily accessible or unsafe for drivers. We believe that as EV charging expands, the cost of grid tied installations will increase dramatically for desirable locations such as in front of stores or where people want to park due to the cost and complexity of bringing the grid to the charger. The cost and complexity to deploy our products will not increase and in fact, we believe that, like any other manufacturing company, our costs will decrease while our efficiency and deployment velocity increases.

o

We believe that the utility grid lacks sufficient capacity to replace oil as transportation fuel. The grid was not designed and has not been updated to do this. In many markets the grid is already operating at maximum capacity particularly during hot weather when people increase their air conditioning requirements. Our products provide extra capacity to charge EVs without requiring complicated, time-consuming, environmentally impactful, and risky expansions of the centralized utility grid infrastructure.

o

Environmentally sound products use clean energy. Grid-tied chargers rely upon electricity, more than 60% of which is generated by burning fossil fuels. The electricity our products provide is 100% emissions free. Furthermore, the construction activities required to dig trenches, manufacture, and pour concrete and perform the other tasks related to the construction and electrical installation of a grid-tied charger are environmentally impactful and reduce the environmental benefits of EVs. Our products are deployed with minimal or no disruption or environmental impact making them a cleaner choice.

o

Relocation. Beam Global's products can be transportable and relocated, which gives the customer the flexibility to move it if a job site changes or business needs change. Grid-tied installations are a permanent solution. Many of our customers operate in leased facilities. The transportability of our products means that a customer can remove them when a lease matures whereas grid-tied solutions become tenant improvements and a sank investment.

o

BeamTrak™, our patented solar tracking solution is designed to follow the sun generating up to 25 percent more electricity than a fixed array, is a significant advantage for our products over any similar offering.

o

Product Improvements. Over time, we have continued to make improvements to our product, which increases our product’s energy production while reducing product costs, whereas the grid-tied competition is stuck at a theoretical maximum amount of energy that can be delivered at a given location.

Streetlights and integrated steel structures

The streetlight and integrated steel structure industry is highly competitive and there are several companies operating in Europe who directly compete with us. Cost is generally a major factor for our customers. Our European operations have over 30 years of experience serving customers in these markets, which we believe supports long-standing customer relationships and repeat business. Smaller competitors are generally less well equipped and because they buy less raw materials, particularly steel, they tend to have higher cost structures where direct costs are concerned. We are often able to compete with the larger competitors through our local presence in the Balkans, operational flexibility and ability to deliver customized solutions.

Representative competitors include:

1.    Valmont Polska Sp. z.o.o.V– Poland

2.    Zincometal SA Kilikis - Greece

3.    Omega D.D. - Croatia

4.    Dalekovod D.D. – Croatia

5.    Petitejean S.A.S. - France

We believe that the combination of our legacy streetlight business with our patented portfolio of renewable energy security and EV charging products as well as our ability to create bespoke custom batteries, makes our product offering unique within the markets we are targeting period. We further believe that in certain circumstances the unique nature of our business will create a barrier to entry for our competition even in the legacy Streetlighting and other integrated steel structure product businesses.

Manufacturing

We are headquartered in San Diego, California in a leased building of approximately 53,000 square feet professionally equipped to handle the significant growth possibilities we believe are in front of us. The facility houses our corporate operations, sales, design, engineering and product manufacturing. The San Diego lease expires on September 30, 2026, and we are currently exploring options with respect to the facility.

We also lease a 37,800 square foot facility in Broadview, Illinois, where we produce our energy storage products for our own products and for a variety of other customers who need energy storage solutions.

In Europe we own a 450,000 square foot office and manufacturing facility in Kraljevo, Serbia on 6 acres of land that has adequate space and capacity to manufacture their legacy product offerings as well as EV ARC™s and our other products as needed for the European market. We also lease a 5,000 square foot business office in Belgrade, Serbia for our power electronics location and another business office for sales, product development and administrative which is 1,639 square feet.

In UAE, we lease a 535 square foot office as part of a much larger office facility shared with our joint venture partner, the Platinum Group, in Omniah Tower, Corniche Abu Dhabi. The facility houses our Sales and administrative team.

All of our products are currently designed, developed and manufactured in one or more of these facilities. We have been able to reduce our costs and improve our quality by performing fabrication in-house. This also provides a good environment for improving the manufacturing process, as well as for the development of new products. Many of our suppliers are local, which allows for shorter lead times and lower transportation costs. The EV ARC™ product family including BeamBike™, BeamPatrol™, BeamWell™ and BeamSkoot™ requires no field installation work and is typically delivered to the customer site by us or by a third-party transportation company for a fee. Our BeamSpot™ product requires minor on-site work to modify the existing foundation so that it can support the extra load which BeamSpot™, with its solar array and wind turbine, creates.

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

Customer Concentration

During 2025, 29% of our revenue was attributable to federal, state, and local governments, compared to 62% in 2024. Furthermore, 14% of our revenue was attributable to the state agencies and municipalities in the State of California, compared to 25% in 2024.

Backlog

Our backlog on December 31, 2025, was $6.0 million. Our backlog on December 31, 2024, was $5.6 million. Reported backlog represents firm purchase orders or contracts received by customers for deliveries scheduled in the future. More than 50% of our 12/31/25 backlog is for Smart Cities products, and more than 30% is for our energy storage products. These backlog percentages demonstrate that our strategy to diversify our revenue opportunities is working. In prior years the majority of our revenues were derived from sales of EV ARC™ products. At 12/31/25 our EV ARC™ sales backlog only accounted for approximately 11% of total backlog.

Government Regulation

Businesses in general are subject to extensive regulations at the federal, state, and local level. We are subject to extensive government regulation relating to employment, health, safety, working conditions, labor relations, and the environment during the conduct of our business. In order for our customers to enable the installation of some of our products, they can be required to obtain permits from local and other governmental agencies. In the event that our customers elect to connect our products to the utility grid, they must comply with the applicable rules and regulations of the relevant state public utility agencies. or our customers to take advantage of available tax and other governmental incentives associated with the installation of solar power production facilities, and the production and use or sale of solar power, they must comply with the applicable regulatory terms and conditions. There may also be government regulations that could impact us as we begin to sell in the European market. Changes to new government regulations may have a material adverse impact on our business, operating results, and financial condition.

Employees

As of December 31, 2025, we have 220 employees, of which 23 are temporary employees. Most of the temporary employees are retained through a temporary employment agency to maximize our flexibility and to reduce the risks and costs associated with permanent employees. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

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

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future. We were formed on June 12, 2006, and have reported annual net losses since inception. For our fiscal years ended December 31, 2025 and December 31, 2024, we experienced net losses of $27.0 million and $11.3 million, respectively, including cash and non-cash expenses under generally accepted accounting principles. Non-cash expenses including depreciation, amortization, non-cash compensation and contingent consideration included in the above losses are $15.3 million and $1.1 million for fiscal years ended December 31, 2025 and December 31, 2024, respectively. Further, as of December 31, 2025, we had an accumulated deficit of $131.6 million. In addition, we expect to incur additional losses in the future, and there can be no assurance that we will achieve profitability. Our future viability, profitability and growth depend upon our ability to raise capital and successfully operate and expand our operations. We cannot ensure that any of our efforts will prove successful or that we will not continue to incur operating losses.

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

Our revenues are sometimes concentrated in a small number of customers and our revenue may decrease significantly if we were to lose one of these customers. We have a few large customers including the City of Dallas, Upscale Developers, and US Department of State that generated 4%, 3%, and 3%, respectively, of revenues in 2025. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition. Our customer concentration may fluctuate from period to period based on the timing and size of customer orders, which are often project-based in nature. The loss of any significant customer, a reduction in orders, delays in customer purchasing decisions, changes in government funding or procurement priorities, or the inability to replace such customers with new customers on comparable terms could result in significant revenue volatility and could materially adversely affect our business, results of operations and financial condition.

Our revenue growth, in part, depends on consumers’ willingness to adopt EVs. Our growth is highly dependent upon the adoption of EVs. If the market for EVs does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results may be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

●

perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power without access to sufficient charging infrastructure;

●	improvements in the fuel economy of the internal combustion engine;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

The influence of any of these factors may negatively impact the widespread consumer adoption of EVs, which could materially adversely affect our business, operating results, financial condition and prospects.

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results. As part of our business strategy, we intend to make acquisitions to add complementary companies, products or technologies, such as our acquisitions of All Cell, Amiga and Telcom and joint ventures such as with The Platinum Group. Our acquisitions and joint ventures may not achieve our goals, and we may not realize benefits from any acquisition or joint venture. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions or joint venture through one or a combination of equity, debt or cash from operations. The sale of equity to finance any such acquisition or joint venture could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition or joint venture candidates, and we may not be able to complete acquisitions or joint ventures on favorable terms, if at all. Our acquisition and joint venture strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.

We may fail to realize all of the anticipated benefits of our acquisitions of All Cell, Amiga and Telcom or those benefits may take longer to realize than expected and our business, financial condition and results of operation could be materially and adversely affected. We may also encounter significant difficulties in integrating the joint venture and acquisitions with Beam Global and its operations.

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

Amiga and Telcom are private Serbian companies were not subject to an audit by an accounting firm under U.S. GAAP standards and were not previously subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC or other corporate governance requirements. Amiga and Telcom are private Serbian companies. Prior to our acquisition of Amiga and Telcom, they had not had financial statements reviewed or audited by an accounting firm under U.S. GAAP standards and have not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As a result, we are required to implement the appropriate internal control processes and procedures over their financial accounting and reporting. We may incur significant legal, accounting, and other expenses in efforts to ensure that they meet these requirements. Implementing the controls and procedures that are required to comply with the various applicable laws and regulations may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in such an implementation could adversely affect our business, financial condition and operating results.

Our inability to successfully integrate  our acquisitions could adversely affect our operations and may require additional financing. The integration of our acquisitions requires significant management attention and resources and may divert focus from other strategic priorities. We may encounter operational, financial and administrative challenges in integrating these businesses, including aligning systems, controls and processes. We have experienced operating losses and may require additional financing to support our operations and integration efforts. There can be no assurance that we will successfully integrate these acquisitions or realize the anticipated benefits, and any failure to do so could adversely affect our business, financial condition and results of operations.

As a result of the acquisitions of Amiga and Telcom, Beam Global expects to generate an increasing portion of its revenue internationally in the future and may become subject to various additional risks relating to its international activities, which could adversely affect its business, operating results and financial condition.

Beam Global has limited experience operating internationally and, though we have retained the majority of the local management, former owners and teams who are familiar with operating in their respective regions, engaging in international business involves a number of difficulties and risks, including:

●

the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;

●	required compliance with foreign regulatory requirements and laws, including regulations and laws;

●

trade relations among the U.S. and those foreign countries in which Beam Global’s future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the U.S. or such foreign countries;

●	difficulties and costs of staffing and managing foreign operations;

●	difficulties protecting, procuring or enforcing intellectual property rights internationally;

●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;

●	laws and business practices that may favor local companies;

●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	political and economic instability; and

●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

In the event that Beam Global dedicates significant resources to its international operations and is unable to manage these risks effectively, Beam Global’s business, operating results and financial condition may be adversely affected.

We are subject to foreign currency exchange rate and other related risks. With the acquisitions in Serbia and our recent growth into the Middle East, we are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates, especially the Euro, the Serbian Dinar and the UAE Dirham, between the U.S. dollar and other currencies will impact our results of operations, financial condition, and cash flows. We also face risks arising from the imposition of foreign exchange controls and currency devaluations. Foreign exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing control. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.

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

A significant portion of our revenue is derived from our core product category, and a decline in demand for these products could adversely affect our business. We have historically been dependent on revenues from our EV ARC™ products for a substantial portion of our revenue. While we have expanded our product offerings to include new products such as BeamBike™ and BeamSpot™, energy storage products following our acquisition of All Cell Technologies, Inc. in 2022, steel structures with integrated electronics from our acquisition of Amiga d.o.o Belgrade in 2023,  and specialized power electronics from our acquisition of Telcom in 2024, there can be no assurance that these products will achieve or maintain market acceptance or generate significant revenue. If demand for our EV ARC™ products declines, or if our newer products fail to gain traction, our business, results of operations, financial condition and liquidity could be materially adversely affected.

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

Changes in trade policy, including the imposition or expansion of tariffs, export controls, sanctions and other trade restrictions, could increase our costs, disrupt our supply chain and adversely affect our business. Trade policies in the United States and other jurisdictions are rapidly evolving and may result in the imposition, expansion or modification of tariffs, duties, import or export restrictions, sanctions or other trade barriers affecting the products we purchase or sell. While certain of our current suppliers or components may not be subject to existing tariffs or may benefit from exemptions, such exemptions may be reduced or eliminated, and new tariffs or restrictions may be imposed on additional components, including those used in our batteries and electronic systems. In recent periods, the United States has imposed tariffs and other trade measures on imports from China and may expand such measures to additional countries or products. Ongoing trade tensions, including between the United States and China, and the potential for retaliatory actions by affected countries, create uncertainty and may further disrupt global supply chains, increase costs, limit the availability of components, delay shipments or require us to identify alternative suppliers, which may not be available on favorable terms or at all. The imposition or expansion of tariffs or other trade restrictions could increase our cost of goods sold and reduce our margins. If we seek to pass increased costs on to our customers, demand for our products may decline. In addition, changes in trade policy, including export controls, capital controls or renegotiation of trade agreements, could adversely affect our ability to source materials, manufacture products competitively or access certain markets. Any of these factors could materially adversely affect our business, revenues, margins, results of operations and cash flows.

Existing regulations and policies and changes to these policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services. The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the U.S. and abroad. Changes that make solar power less competitive with other power sources could result in a significant reduction in the demand for our products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our products. Any new regulations or policies pertaining to our products may result in significant additional expenses to us, which could cause a significant reduction in demand for our solar power products.

Geopolitical conflicts and instability, including tensions in the Middle East, may disrupt supply chains, increase costs and adversely affect our business.  Geopolitical conflicts and instability, including the conflict in Ukraine, tensions in the Middle East and other regional disputes, may disrupt global supply chains, energy markets, increase commodity, freight, insurance and component costs, and contribute to broader economic and market volatility. These events may also impair the operations of suppliers, customers and other counterparties on which we rely. Any such disruptions could adversely affect our business, financial condition and results of operations.

Escalation of conflict in the Middle East, including tensions involving Iran, could disrupt our operations, increase our costs, and adversely affect our business.  We have operations, business relationships and growth initiatives in international markets, including the Middle East. Escalation of hostilities involving Iran, Israel, the United States or regional proxy groups could adversely affect regional stability, disrupt shipping lanes, impair access to ports and transportation routes, increase fuel, freight, insurance and security costs, and delay or prevent the movement of components and finished products. Recent disruptions in and around the Strait of Hormuz have demonstrated the potential for armed conflict or related governmental actions to materially interfere with commercial shipping and global trade. In addition, expanded sanctions, export controls, customs restrictions, currency instability, or other governmental measures affecting the region could impair our ability to conduct business, collect receivables, perform under contracts, or repatriate funds. Any such events could also reduce customer demand, delay projects, disrupt our supply chain, expose us to contractual disputes, and adversely affect our business, financial condition and results of operation.

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

If we are unable to keep up with advances in EV technology, we may suffer a decline in our competitive position. The EV industry is characterized by rapid technological change. We do not manufacture the Electric Vehicle Supply Equipment (EVSE) which connects to the EV, rather, we deliver power to other vendors’ EVSE products. As such, we believe that we are less prone to impacts caused by changes in EV technology. Nevertheless, if we are unable to keep up with changes in EV technology or the costs associated with such changes, our competitive position may deteriorate which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our EV products in order to continue to provide EV charging services with the latest technology.

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

The success of our business depends in large part on our ability to protect and enforce our intellectual property rights. We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. We cannot assure you, however, that we will be successful in obtaining more patents, service marks or trademarks, or that these applications will not be challenged, that others will not attempt to infringe upon our rights, or that these filings will afford us adequate protection or competitive advantages. If we are unable to protect our rights to our intellectual property or if such property infringes on the rights of others, our business could be materially adversely affected.

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

The equipment comprising our products currently charge at rates that are comparable to the average charging speed of competitors, but that may change in the future. Our standard EV ARC™ as a stand-alone does not provide a DC Fast Charge, rather, it charges EVs at a Level II pace which is consistent with the majority of installed EV chargers in the U.S. To date, we have found that since most EV trips are relatively short and local, the standard EV ARC™ has satisfied consumer demand. Our EV ARC™ HP DC Fast Charging EV Autonomous Renewable Charger can provide a DC Fast Charge, so we believe we can compete in that market. Nevertheless, the demand for faster EV charging may increase in the future, requiring us to adjust our marketing and sales strategies. There is no assurance that our equipment will remain competitive in the market in the future, causing possible customer complaints and claims, and a loss of sales in the future.

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

We may be adversely affected by inflationary or market fluctuations, including impact of tariffs, in the cost of component products that are used in our products or our cost of labor. The prices we pay for the principal items we use for the production of our products and materials are dependent primarily on current market prices. Our products may be impacted by commodity pricing factors, including the impact of tariffs, which in many cases are unpredictable and outside of our control. Any increased costs for materials and components used in our products could adversely affect our operating performance. Our cost of labor may be influenced by factors in certain market areas. Our hourly employees could be affected by wage rate increases in the federal or state minimum wage rates, wage inflation or local job market adjustments which could adversely impact our operating performance.

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

Our media branding and advertising strategy may not be profitable. We are able to equip certain of our product platforms with advertising with content that can be controlled directly, and in some cases, remotely. We may also sell other forms of media across our product platforms, such as naming rights or sponsorship deals, as well as traditional fixed media. There is no assurance that the revenue model crafted for this capability will be successful or profitable or will not result in operating losses or rejection by government regulators or consumers. Sponsors and advertisers for the service may not materialize or be willing to pay the rates sought by us or our customers.

Our business may be adversely affected by changes in the availability of rebates, tax credits and other financial incentives that support the demand for our products. Demand for our products is influenced in part by the availability of federal, state and local incentives that support  solar power systems, battery storage systems and EV charging infrastructure. These incentives can take many forms, including direct rebates, state tax credits, system performance payments Renewable Energy Credits and favorable tax treatment, such as accelerated depreciation. . Uncertainty about the introduction of, reduction in, or elimination of such incentives, or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to some of our customers, potentially resulting in significant reductions in demand for our products from non-governmental customers, which would negatively impact our sales.  As a result, our business, financial condition and results of operations could be materially adversely affected.

Compliance with new and existing environmental laws and rules is required. Compliance with new and existing environmental laws and rules could significantly increase construction and start-up costs for our customers, deterring customers from purchasing a small sub-set of our products and services. To install Beam Global’s BeamSpot™ or certain other smart cities products, our customers may be required to obtain and comply with a number of permitting requirements. As a condition of granting necessary permits, regulators could make demands that increase our customers’ expected costs of construction and operations, in which case they may delay or cancel delivery of certain sub-sets of our products. Environmental issues, such as contamination and compliance with applicable environmental standards could arise at any time during the construction and operation of a customer’s project. If this occurs, it could require a customer to spend additional resources to remedy the issues and may delay or prevent construction or operation of the project. This is why we have focused on the development of autonomous infrastructure products which do not require construction for their deployment.

The success of our product offerings may depend, in part, on our ability to secure suitable locations provided by municipalities or private owners of real estate. Our ability to sell branding opportunities or licenses could be highly dependent on the availability of real estate to locate our product, or municipal approval for visible branding. We cannot assure that these rights will be available to us in the future or will be available on terms acceptable to us. The lack of availability of these rights could have a material adverse effect on our results of operations and financial condition in our media business unit. We may operate part of our business in which leasing or licensing agreements with venues or municipalities are necessary, so the long-term success of this aspect of our business could depend upon our ability to initiate such agreements and to renew these agreements upon their termination. We cannot assure that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues.

Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail. We maintain substantially all of our cash and cash equivalents in accounts with U.S. banks and financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. There is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position, and liquidity.

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

Failure to comply with anticorruption and anti-money laundering laws, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and similar laws associated with activities outside of the U.S., could subject us to penalties and other adverse consequences. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Anti-Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, ensuring compliance may be costly and time-consuming, and responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.

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

We have identified and continue to have material weaknesses in our internal controls over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline and raising capital could be more difficult. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could significantly decline, and our business and financial condition could be adversely affected. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline significantly.

Our stock price may be volatile. The public market trading price of our common stock is likely to be highly volatile, may decline, and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock privately or in the public market, by us or by other shareholders;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	adverse regulatory developments;

●	adverse economic and other external factors;

●	additional dilution of ownership because of the issuance of new securities by us, and period-to-period fluctuations in our financial condition or operating results.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

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

Cybersecurity Risks

As of December 31, 2025, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, unauthorized transactions, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located at 5660 Eastgate Dr., San Diego, California 92121. We lease approximately 53,000 square feet of office and warehouse space that terminates on September 30, 2026. We are currently exploring options. Our Broadview, Illinois office consists of 37,800 square feet of office and warehouse space and is located at 2600 S. 25th Avenue, Suite Z, Broadview, Illinois, 60155 with a lease term through January 31, 2029. We own a 450,000 square foot office and manufacturing facility on 6 acres of land at 1G Aerodromska Street in Kraljevo, Serbia and we lease a small business office in Belgrade, Serbia through April 2027. We also lease a 1,639 square foot small business office at 27 Svetog Nikole street, Belgrade, Serbia month to month. In UAE, we lease a 535 square foot office in Omniah Tower, Corniche Abu Dhabi. The facility houses our Sales team.

ITEM 3.	LEGAL PROCEEDINGS.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of December 31, 2025, and the date of this report, the Company is not involved in any material litigation matters.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “BEEM.”

On April 7, 2026, there were approximately 169 holders of record of our common stock. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

For the fiscal year ended December 31, 2025, the Company reported total revenue of $28.2 million, representing a 42.8% decrease compared to $49.3 million in fiscal 2024. This contraction was primarily driven by a material reduction in orders from U.S. Federal government agencies. While federal customers accounted for more than 60% of total revenue in 2023 and 30% in 2024, they represented less than 5% of total revenue in 2025. Management attributes this decline to a shift in federal executive priorities and the subsequent reversal of prior electrification initiatives. Additionally, the expiration of federal tax credits and other purchase incentives for electric vehicles has further constrained domestic demand for certain charging products. In response to these headwinds, the Company has realigned its sales and marketing infrastructure to target corporate, municipal, and international markets. These efforts have yielded a significant increase in sales to domestic and international commercial entities, as well as non-U.S. government agencies, which has partially mitigated the loss of U.S. Federal revenue. Despite the reduction in direct federal vehicle procurement, the Company continues to supply certain energy storage products to federal agencies via third-party relationships. While the Company believes that federal demand for transportation electrification infrastructure may resume in future cycles, we cannot provide assurance as to the timing or certainty of such a recovery. We remain focused on our diversified growth strategy and have implemented new marketing protocols to capture broader market share. Although our prospective customer pipeline has increased during the current period, the conversion of these opportunities into realized revenue remains subject to inherent market risks and timing uncertainties.

In 2025 the Company’s strategically shifted its focus toward commercial customers by expanding its direct sales force and reseller network in response to a decline in federal revenue opportunities as a result of changes in U.S. government programs. Our  non-government revenue grew from 38.2% of total revenue in 2024 to 72.0% in 2025, reflecting meaningful progress in our commercial diversification strategy, despite this shift, total revenue decreased by 42.8%. Our pipeline of prospective customer orders has increased during the same period, although we cannot be sure of when, or if, those prospective orders will turn into actual sales.

International customers comprised 42% of the revenues as of December 31, 2025 verses 25% for the year ended December 31, 2024 as a result of our continued integration of our Serbian acquisitions. Revenues derived from non-government commercial entities increased by 8% year-over-year and represent approximately 72% of total revenues in 2025.

For the twelve months ended, December 31, 2025, the Company’s sales to federal government customers represented 4% of revenues versus 32% of revenues in 2024. State and local government customers represented approximately 24% of revenues versus 30% of total revenues in 2024, reflecting increased growth in our non-government customer base.

We continue to invest in sales personnel, marketing resources, and new product development, while also expanding our geographic footprint, with the goal of reducing reliance on large individual orders of our EV ARC™ product from federal agencies, while continuing to pursue those opportunities.

Order timing may continue to be uneven due to customer procurement processes, approval timelines and budget cycles; however, we believe that increased global EV adoption, continued expansion into international markets and the marketing of our new products will reduce the impact of variability in individual order timing on our overall business.

We have in place a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. In addition, the General Services Administration (GSA) awarded Beam Global a federal blanket purchase agreement (BPA) in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In Q2 2025, the contract was extended until October 31, 2030. Although this purchasing contract is not being regularly used by U.S. Federal government agencies, we have made sales to other non-Federal government entities in the U.S. using this contract vehicle and we believe that having this contract extended through 2030 and also having it made available to non-Federal government agencies has assisted us in closing sales in 2025 and will continue to assist in streamlining our selling processes in 2026. To the extent the federal government resumes procurement of electric vehicles and EV charging infrastructure, we believe this contract provides a streamlined and efficient channel to sell to the federal government, which operates the largest fleet in the world.

On November 12, 2025, the Company announced the was awarded a cooperative purchasing contract by Sourcewell, expanding its offerings to U.S. military, expanding its offerings to U.S. military, state and local government agencies, and higher education institutions across North America. Sourcewell combines the purchasing power of over 50,000 participating public agencies, offering hundreds of awarded supplier contracts across public sector and educational organizations to procure the Company's sustainable infrastructure and energy storage solutions through a ready-to-use, negotiated, Sourcewell-vetted contract, streamlining the public purchasing process.

With our acquisitions of Amiga and Telcom, we now have a facility in Europe that can manufacture and sell Beam Global products for the European market. Europe is the largest market in the world for EVs and is a strong proponent of clean energy. We believe there is a lot of potential for growth in this region. We also expect the EV market to continue to experience significant growth over the next decade which will require additional EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth. Our geographic expansion into Europe and our additional business development activities in the Middle East and Africa are, we believe, also providing opportunities for growth which are not dependent on, or impacted by, shifts in US government and zero emission vehicle strategies. The new products we have brought to market offer values which are also not dependent upon US federal government investment. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized EV ARCTM and BeamSpot™ products can play a major role in the provision of EV charging infrastructure in Europe.

Our energy security business is also connected with the deployment of our EV charging infrastructure products and serves as an additional benefit to the value proposition of our charging products which, along with their integrated emergency power panels, can continue to operate, charge EVs, and deliver emergency power during utility grid failures. Our state-of-the-art storage batteries installed on our EV charging systems are immune to grid failures and provide another benefit for customers such as municipalities, counties, states, the federal government, hospitals, fire departments, large private enterprises with substantial facilities, and vehicle fleet operators. Drones, submersibles, recreational products and a host of micro mobility and EV products are already benefiting from our Beam All-Cell™ highly differentiated products. With the continued growth of untethered electrification, we believe there is an opportunity for increased demand in these markets and others.

We are in development on our newest patented products which include- BeamSpot™, BeamFlight™ and others, which we expect will continue to expand our product offerings leveraging the same proprietary technology as our current products and allow us to expand into new markets. Amiga, now Beam Europe, is one of Europe’s largest manufacturers of streetlights and has a team of qualified structural, electrical and civil engineers who are experts in the field of development and deployment of streetlighting. They are working with our engineers in San Diego and Broadview to continually improve the engineering and development of our new BeamSpot™ product. We believe that BeamSpot™ may become our largest selling product when available for sale. BeamSpot™ is currently in the process of being installed and we received our first order for that product within two months of it being launched.

In addition, EV ARC™, BeamBike™, BeamWell™ and BeamPatrol™ products have fulfilled the requirements to receive the CE mark (Conformité Européenne), a mandatory symbol indicating that a product meets European Union (EU) health, safety and environmental protection requirements, allowing it to be freely traded within the European Economic Area (EEA).

The Company reported gross profit of $3.5 million for the year ended December 31, 2025, compared to $7.3 million for the year ended December 31, 2024. Gross margin was 12.5% in 2025 compared to 14.8% in 2024, representing a decline of 2.3 percentage points year-over-year. The decrease in gross margin was primarily attributable to lower sales volume, which resulted in reduced absorption of fixed overhead costs. Our unit economics continue to improve, even in the face of reduced volumes.

Gross profit included non-cash depreciation and intangible amortization of approximately $3.0 million in 2025 and $3.2 million in 2024. Excluding these non-cash items, adjusted gross margin improved to 23.0% in 2025 compared to 21.2% in 2024. We expect our costs of goods sold to continue to decline over time as we continue to implement lean manufacturing process improvements, engineering design changes and operational efficiencies, as well as recognizing synergies from our acquisitions. Many of the components and sub-assemblies integrated into our products are manufactured by third parties. This approach is consistent with our strategy to leverage the investments made by large, well-funded suppliers in improving performance and reducing costs of key components, which we integrate into our finished products. We continue to evaluate opportunities to outsource additional components and sub-assemblies where doing so may be cost-effective, which we believe could further reduce our manufacturing costs, improve gross margins, and significantly increase the potential production output from our factory. Furthermore, we believe we are seeing increase interest in our highly specialized energy storage products, which in many cases, result in revenues that come with higher gross profits. As these volumes increase, the impact of the higher gross margin percentages from these revenues should, we believe, have a positive impact on our overall gross profit. Order timing may continue to result in quarter-to-quarter variability in revenue over the long term, we expect revenue growth to be driven by expansion of our product offerings, increased geographic reach, and growth in demand for EV charging infrastructure, electrified transportation, and mobility energy storage and security and smart cities infrastructure products. We believe that increased demand, combined with our cost-reduction initiatives, will contribute to continued improvement in our gross margins over time. Beam Europe has the capability to perform certain manufacturing and operational activities that are currently outsourced in the U.S. In combination with a generally lower operating cost environment in Serbia, we believe this may allow us to produce certain products in Europe at a lower cost than in the U.S., even as we continue to pursue cost reductions in our U.S. operations.

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

Valuation of Share-Based Costs. We may issue share-based awards that include warrants, stock options, restricted stock awards, restricted stock units and performance stock units. We measure and recognize compensation expenses for all share-based payments based on an estimation of grant date fair value of our share-based awards. The fair value of stock options and the warrants are calculated using a Black-Scholes model which requires input of interest rates, stock volatility, stock prices, etc. Share-based compensation expense is then recognized based on an allocation of the fair value on a straight-line basis over the requisite service periods of the awards. The RSU and RSAs fair value is based on the market price of our common stock on the date of grant. The determination of the amount of share-based compensation expense for our performance stock units requires the use of certain estimates and assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of operations.

Results of Operations

Comparison of Results of Operations for Fiscal Years Ended December 31, 2025 and 2024

Revenues. For the year ended December 31, 2025, revenues decreased 43% to $28.2 million compared to $49.3 million for the year ended December 31, 2024. The decrease in revenues was primarily due to a complete cessation of any federal orders for our products and the reversal of incentives for the purchase of EVs in the U.S. by the federal government. During the year ended December 31, 2025, $1.1 million, or approximately 4% of total revenue was derived from sales to federal government customers and $6.8 million, or approximately 24% was derived from state and local government customers. We continue to invest in sales, marketing and government relations personnel, as well as related programs and resources, to increase awareness of the benefits and value of our products. The timing of orders may continue to be uneven due to customer approval processes and government budget cycles; however, we believe that as EV adoption increases and our energy storage and security and smart cities products are increasingly adopted, our business may become less impacted by variability in the timing of individual orders.

Gross Profit/(Loss). The Company reported gross profit of $3.5 million, a 12.5% gross margin for the year ended December 31, 2025, compared to $7.3 million, a 14.8% gross margin for the year ended December 31, 2024. The 2.3 percentage point year-over year decrease in gross margin was primarily attributable to lower sales volume, which resulted in reduced absorption of fixed overhead costs and non-cash depreciation and amortization. Gross profit included non-cash depreciation and amortization of approximately $3.0 million in 2025 and $3.2 million in 2024. The amortization of intangible assets relates to the AllCell acquisition. Because of our improving unit economics throughout 2025, and excluding these non-cash expenses, gross margin improved in 2025 1.8 percentage points  to 23.0% from 2024, 21.2%. We expect that as revenue grows, the Company’s ability to absorb fixed overhead costs will improve, which may have a positive impact on gross margins.

Operating Expenses and Impairment of Goodwill. Total operating expenses were $31.1 million for the year ended December 31, 2025, compared to $19.0 million for the year ended December 31, 2024. Operating expenses for 2025 included a non-cash goodwill impairment charge of $10.8 million. Excluding this impairment charge, operating expenses were approximately $20.3 million for 2025, compared to $19.0 million in the prior year. The Company believes the goodwill impairment reported during the three months ended March 31, 2025 is not a negative indicator of historic or current operating results and not a negative indicator of the future performance of our acquired entities or the Company in general have taken and continue to take significant steps to diversify our geographical reach and product offerings while focusing on strategic growth. The Company believes that the resulting non-cash charge has no impact on the Company’s cash flows or available liquidity. During the three months ending March 31, 2025, the Company continued to experience a decline in its stock price resulting in the total market value of its common stock outstanding (“market capitalization”) being less than the carrying value of the reporting unit. Management believes this decline in market value is due to a variety of factors, as further described below, but not the actual value of the acquired entities which included the goodwill which is being impaired. Considering the circumstances and indicators of potential impairment described above, Management performed an interim quantitative goodwill impairment test as of March 31, 2025. Management first considered whether any impairment was present for the Company’s long-lived assets, concluding that no such impairments were present. The Company does not have any indefinite lived assets other than goodwill.

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

Liquidity and Capital Resources

At December 31, 2025, we had cash of $1.0 million, compared to cash of $4.6 million at December 31, 2024. We have historically met our cash needs through a combination of debt and equity financing and more recently through gross profit contributions. Our cash requirements are generally for operating activities and acquisitions.

Our working capital balance at December 31, 2025 was $8.9 million. Working capital primarily consists of cash, inventory, accounts receivable, net of accounts payable, and accrued expenses. In general, we expect to convert each of these short-term assets into cash within 180 days which allows us to operate with a lower cash balance on any specific date.

Management believes the Company’s present cash flow will enable it to meet its obligations for twelve months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	December 31,
	2025	2024
Cash provided by (used in):
Net cash used in operating activities	$(10,482)	$(2,193)
Net cash used in investing activities	$(482)	$(4,054)
Net cash provided by financing activities	$7,467	$1,203

For the year ended December 31, 2025, our cash used in operating activities was $10.5 million compared to $2.2 million for the year ended December 31, 2024. Cash used in operations included a $3.3 million decrease in accounts payable, $1.1 million decrease in noncurrent liabilities, $0.6 million decrease in deferred tax liabilities, a $0.3 million decrease in accrued expenses related to short term taxes payable, $0.5 million increase in accounts receivable, and $0.1 million increase in prepaid expenses and other current assets. In addition, cash provided by operations included $2.8 million decrease in inventory and $0.8 million increase in deferred revenue.

For the year ended December 31, 2025, cash used in investing activities was $0.5 million which included $0.4 million for the purchase of equipment to increase the throughput in our facilities and $0.1 million for the funding of patent costs. Cash used in investing activities in the year ended December 31, 2024, included $4.7 million cash for the acquisition of Amiga, net of cash acquired, $0.9 million for the purchase of equipment to increase the throughput in our facilities to meet the increased production levels and $0.1 million for spending on patents. For the year ended December 31, 2024, cash used in investing activities was $4.1 million which included $2.7 million cash for payment of deferred consideration in connection with the acquisition of Amiga, $0.8 million for the purchase of equipment to increase the throughput in our facilities and $0.5 million cash for the acquisition of Telcom, net of cash acquired.

For the year ended December 31, 2025, cash generated by our financing activities was $7.5 million which included $7.8 million proceeds from the sale of common stock under our at-the-market (ATM) facility. For the year ended December 31, 2024, cash generated by our financing activities was $1.2 million which included $0.8 million proceeds from public warrant exercises, and $0.5 million from the sale of stock under our committed equity facility offset by $0.2 million taxes paid related to net share settlement of equity awards.

Current assets decreased to $21.0 million at December 31, 2025 from $27.1 million at December 31, 2024, primarily due to a $2.5 million decrease in inventory and $3.6 million decrease in cash. Current liabilities decreased to $12.1 million at December 31, 2025 from $13.3 million at December 31, 2024, primarily due to a $3.0 million decrease in accounts payable, $0.2 million decrease in current operating lease liabilities, partially offset by an increase of $0.4 million in accrued expenses, $0.6 million in sales tax payable, and $1.0 million of current deferred revenue. As a result, our working capital decreased to $8.9 million at December 31, 2025 compared to $13.8 million at December 31, 2024.

The Company has continued to invest in sales and marketing initiatives intended to increase revenue and expand market awareness of its products. These efforts which were primarily focused on sales to federal and other government entities contributed to revenue growth of 144% from 2021 to 2022 and 206% from 2022 to 2023. Beginning in 2024 we started seeing a decline in revenue which we believe is primarily attributable to many of our customer targets starting to assume that there would be a change in the political administration and therefore a change in the federal government’s appetite for renewable energy.  These declines continued in 2024 and after. Although revenues decreased by 43% from 2024 to 2025, the Company believes that its continued investment in sales and marketing has strengthened its market presence and expanded its pipeline of prospective opportunities. As revenues increase, the Company expects fixed overhead costs to be spread across a greater number of units, which may reduce the per-unit cost of production. In addition, the Company has realized material cost reductions from operational synergies, particularly in steel and battery cell sourcing, and expects these improvements to continue. These cost reductions, together with ongoing engineering and manufacturing process improvements, are expected to support improvements in gross margin over time.

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

On March 22, 2023, the Company entered into a Supply Chain Line of Credit with OCI Limited (“OCI”) for a five-year term, whereby OCI may provide a supply chain line of credit in the amount of up to $100 million based on the amounts of approved accounts receivable of the Company (the “Credit Facility”). In order to request a drawdown on the Credit Facility, the Company is required to submit a transaction request to OCI which sets forth the terms of the applicable account receivables, including but not limited to the name of the party responsible for the applicable account receivables (the “Obligor”), the terms of repayment and the amount of such receivables. The Company has no obligation to submit a drawdown request and OCI is not obligated to accept any drawdown request from the Company. In the event OCI accepts a drawdown request of the Company and upon satisfaction of certain conditions required by OCI to issue the drawdown, OCI will disburse funds to the Company for such drawdown in an amount equal to the full value of the applicable account receivables assigned to OCI minus any transaction expenses incurred by OCI and the full amount of interest to be incurred for such receivables over the term of the drawdown. The Company will pay interest on any drawdown at the Secured Overnight Financing Rate +300 basis points. Upon the disbursement of funds to the Company for a drawdown, the Company will assign all rights to such account receivables of the Obligor to OCI. The Company will act as collection agent on any account receivable assigned to OCI and agrees to establish a designated bank account for the purpose of collecting payment on any applicable account receivable that are assigned to OCI. In the event (i) the Company is in material breach of the Credit Facility, (ii) the Company or the Obligor is insolvent or is subject to reorganization or liquidation, or (iii) any dispute related to an agreement with an Obligor or non-payment by an Obligor, OCI has the right to exercise any contractual rights it may have against Obligor, increase the interest rate to the agreed upon default interest rate, and demand immediate repayment by the Company for the outstanding amounts owed under such account receivables. The Company has also agreed to indemnify OCI for any losses incurred by OCI in connection with the Credit Facility. Either party may terminate the Credit Facility at any time by providing fifteen (15) days prior written notice to the other party. To date, Beam Global has not drawn on this line of credit.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures of were not effective due to the material weaknesses in our internal control over financial reporting as identified below under “Management’s Report on Internal Control Over Financial Reporting”.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.  Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as December 31, 2025 using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weaknesses described below.

The following material weaknesses, which were identified as of December 31, 2024, continued to exist as of December 31, 2025:

Material Weaknesses

●	Ineffective design and implementation over Information Technology General Controls (“ITGCs”)
●	Insufficient controls over inventory accounting, including controls to ensure inventory is accurately tracked, recorded and valued on a timely basis
●	Insufficient controls over the preparation, review and approval of account reconciliations and financial reporting schedules, including lack of appropriate documentation and evidence of review
●	Inadequate segregation of duties and user access controls, including limitations due to personal resources and overlapping responsibilities
●	Insufficient controls over financial reporting processes and oversight related to our international operations, including Beam Europe

These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Remediation Efforts

To address the material weaknesses described above, we have undertaken, and continue to undertake, measures to remediate the identified material weaknesses including:

●	Implementing and enhancing information technology general controls, including controls over user access and system monitoring
●	Implementing NetSuite enterprise resource planning (ERP) system to automate key accounting, manufacturing and inventory processes and strengthen control over financial reporting
●	Enhancing controls over account reconciliations, including formalizing review and approval procedures and documentation requirements
●	Improving segregation of duties through role-based access controls and reassignment of responsibilities, where feasible
●	Providing additional training to accounting and finance personnel and enhancing oversight of financial reporting processes

While we believe these efforts will improve our internal control over financial reporting, there can be no assurance that these measures will be sufficient to remediate the material weaknesses or prevent future deficiencies.

No Attestation Report by Independent Registered Accountant

Since we are a smaller reporting company, our independent registered public accounting firm has not audited the effectiveness of our internal control over financial reporting as of December 31, 2025.

Changes in Internal Controls Over Financial Reporting

During the quarter ended December 31, 2025, we implemented changes to our internal control over financial reporting as part of our remediation efforts described above, including enhancements to our accounting processes and documentation, implementation of new accounting procedures, and training of our accounting personnel. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During the three months and the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amended and Restated Employment Agreement

On April 7, 2026, the Company entered into an amended and restated employment agreement with Desmond Wheatley, the Company’s Chief Executive Officer (the “Amended Employment Agreement”). The Amended Employment Agreement extends the term of Mr. Wheatley’s employment through December 31, 2028. The Amended Employment Agreement otherwise continues the current terms and conditions of Mr. Wheatley’s employment.  A copy of the Amended Employment Agreement is filed as Exhibit 10 to this Annual Report on Form 10-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our directors and executive officers as of December 31, 2025:

Name	Age	Position
Desmond Wheatley	59	President, Chief Executive Officer, and Chairman of the Board of Directors
Lisa Potok	56	Chief Financial Officer
Anthony Posawatz	65	Director
Judy Krandel	60	Director
George Syllantavos	61	Director

Below is a summary of the business experience of each of our executive officers and directors:

Desmond Wheatley has served as our president, chief operating officer, and secretary since September 2010. Mr. Wheatley was appointed chief executive officer and director in August 2011, and he became the chair of our board of directors in December 2016. He is an inventor of the EV ARC™, BeamTrak™, BeamFlight™, BeamSpot™ and several other patented inventions which differentiate our products. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Beam Global, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and he was chief executive officer of iAxis FZ LLC, a Dubai-based alternative energy and technology systems integration company from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego-based Kratos Defense and Security Solutions, formally known as Wireless Facilities, with the last five years as president of ENS (Enterprise Network Solutions, a division of Wireless Facilities Inc (NASDAQ: WFII now KTOS)), then the largest independent security and energy management systems integrator in the U.S.. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the U.S. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500 million in debt and equity.

Lisa Potok has served as our chief financial officer since December 2023. Ms. Potok served as chief financial officer, treasurer, and secretary of Nice North America LLC from 2022 to 2023. Prior to that, Ms. Potok held positions as the vice president of global finance, investor relations and M&A for Newegg Inc. (NASDAQ: NEGG) during 2021, vice president of global finance at Club Demonstration Services, (NASDAQ: ADV) from 2019 to 2020, a product demonstration company, and vice president of finance/divisional chief financial officer at FTD, Inc.’s Provide Commerce division (NASDAQ: FTD) from 2016 to 2019. Ms. Potok is a CPA and holds a Bachelor of Arts in Accounting from Hillsdale College, and a Master of Business Administration from The Paul Merage School of Business at the University of California.

Anthony Posawatz has served as a director of the Company since February 2016. He currently serves as our lead director and is a member of Compensation, Nominating and Governance and Equity Oversight Committees. Mr. Posawatz has been an automotive industry professional for over 40 years and over 30 years in an executive capacity. He currently serves as CEO of Fermata Energy and of his consulting advisory firm, Invictus iCAR LLC. He has previously served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 30 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production launch in 2010. He currently serves on the boards of Zapp EV (NASDAQ: ZAPP), Nanoramic Laboratories and Fermata Energy. Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in Mechanical Engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

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

George Syllantavos has served as director of the Company since December 2023. He currently serves on our Audit, Compensation, Nominating and Governance and Equity Oversight Committees. My Syllantavos has served as the Founder, Co-CEO and CFO of Stellar V Capital Inc. since September 2022. Mr. Syllantavos is a Non-Executive Director of SevenSeas Investment Fund since March 2019, Founder and Managing Director of Nautilus Energy Management since February 2013. Previously, Mr. Syllantavos was the Founder, co-CEO and CFO of Growth Capital Acquisition Corp. (NASDAQ: GCAC) from May 2020 to February 2022, has served as a board member and the Chair of the audit committee of ITHAX Acquisition Corp. (NASDAQ: ITHX) February 2021 to July 2022 and has served as a board member of Phunware Inc. (NASDAQ: PHUN) from December 2018 to December 2021. Mr. Syllantavos holds a bachelor’s degree in industrial engineering from Roosevelt University in Chicago, IL and a Masters of Business Administration in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School at Northwestern University, in Evanston, IL.

Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. We believe that our Board is composed of a group of leaders in their respective fields. All of the current directors have executive experience at public companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing other companies. Further, our directors also have other experiences that make them valuable members and provide insight into issues relevant to the Company.

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

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2025. Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2025, Mr. Wheatley, our current President and Chief Executive Officer, was an employee. Compensation for Mr. Wheatley is discussed in “Executive Compensation.”

	Fees Earned or	Restricted
Name	Paid in Cash(1)	Stock Awards	Total
Anthony Posawatz	$100,000	$125,000	$225,000
Judy Krandel	$80,000	$125,000	$205,000
George Syllantavos	$75,000	$125,000	$200,000

(1)	Represents the cash quarterly retainer and the meeting attendance fees earned by the non-employee directors.

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

Equity Compensation

In January of each year, each non-employee director is granted a certain number of shares of restricted common stock equal to $125,000 divided by the average daily closing price of our common stock for the preceding month and rounded up to the nearest 100. The restricted common stock vests quarterly in four (4) equal installments.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe, except as set forth below, that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2025:

●

Judy Krandel, George Syllantavos, and Anthony Posawatz, the Company Directors, filed late Form 4s reporting restricted stock awards granted to each on January 2, 2025, which were reported on January 31, 2025.

●

Desmond Wheatley, the Company’s Chief Executive Officer, filed two late Forms 4 reporting (i) stock awards granted to him and the withholding of a portion of those awards on February 1 and February 28, 2025, which were reported on March 14, 2025, and (ii) a stock award granted to him and the withholding of a portion of that award on June 4, 2025, which was reported on June 9, 2025.

●	George Syllantavos, the Company's Director, filed a late Form 4 reporting stock sold on September 10, 2025 which was reported on September 17, 2025.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company during the years ended December 31, 2025 and 2024 to (i) each person who served as the Company’s chief executive officer during fiscal 2025, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2025 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2025 (the “Named Executive Officers”).

							Non-Equity
			Deferred		Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Compensation	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)(1)	($)

Desmond Wheatley	2025	400,000	-	400,000	827,305	-	-	537,403	2,164,708
President and Chief	2024	384,616	-	400,000	-	-	-	264,317	1,048,933
Executive Officer

Lisa Potok	2025	310,000	-	155,000	-	-	-	-	465,000
Chief Financial Officer	2024	298,702	-	155,000	-	-	-	-	453,702

Mark Myers (2)	2025	225,478	-	90,000	-		-	-	315,478
Chief Operating Officer	2024	231,369	-	90,000	-	223,500	-	-	544,869

Officers as a Group	2025	935,478	-	645,000	827,305	-	-	537,403	2,945,186
	2024	1,131,469	-	645,000	-	461,000	-	413,672	2,651,141

(1)	All other compensation reflects RSAs and RSUs vested.
(2)	Mr. Myers resigned from the company as of October 29, 2025

Executive Employment Arrangements

Desmond Wheatley. On April 7, 2026, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Desmond Wheatley, the Company’s president and Chief Executive Officer, to amend and restate Mr. Wheatley’s prior employment agreement. The Employment Agreement is on substantially the same terms and conditions as Mr. Wheatley’s prior employment agreement, which was entered into as of January 1, 2016, and amended restated on February 9, 2022. The Employment Agreement extends the term of the Employment Agreement to December 31, 2028 and reflects Mr. Wheatley’s current annual cash compensation of $400,000 and his current target bonus of 100% of his annual cash compensation.

On November 10, 2022, the Board approved a stock grant to Mr. Wheatley under the Company’s 2021 Equity Incentive Plan, consisting of (i) a one-time grant of 142,500 restricted stock units (“RSUs”) and (ii) a target number of 142,500 performance restricted stock units (“PRSUs”) to further incentivize and align Mr. Wheatley’s interest with the Company. For the RSUs, 50% vested upon the grant date, 25% vested on February 1, 2024 and 25% vested on February 1, 2025. The PRSUs were tied to three-year revenue and gross margin goals for the company and vested upon determination of performance by the Compensation Committee. The number of shares issued under the PSUs were determined based on the achievement of performance metrics specific to the Company that were measured at the end of fiscal year 2024. The fair value of both the RSUs and PSUs were based on the stock price of $13.05 per share on the date of grant. The PSUs were further reviewed to determine estimated performance over the term and then a factor was applied ranging from 0% to 150% of the grant date fair value. As of December 31, 2024, the PSUs vested at the “maximum” three-year cumulative revenue payout of 150% and the “threshold” three-year average gross margin of 75%, resulting in the issuance of an additional 44,531 shares of common stock for a total of 187,031 shares granted under the PSU.

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

On February 9, 2021, the Board adopted a Change in Control Severance Benefit Plan. The Plan provides severance benefits to eligible participants upon selected terminations of service in connection with a change of control of the Company. The Plan provides that upon termination of service of a participant by voluntary resignation of employment by the participant for good reason (which good reason occurred within the three (3) months prior to or twelve (12) months following the effective date of a change of control), or by the Company without cause, and the satisfaction of certain other requirements, the participant may receive certain (i) cash severance payments; (ii) bonus severance payments; (iii) health insurance premium payments; or (iv) acceleration of vesting of outstanding options or other equity awards as provided in the Plan. The Company’s Chief Financial Officer, Lisa Potok is a participant under the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2025.

Option Awards

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised		Option	Option
	options (#)	options (#)		exercise	expiration
Name and Principal Position	exercisable (1)	unexercisable		price ($)	date
Desmond Wheatley	87,000	-		7.50	10/17/2026
President and Chief Executive Officer	-	-		-	-
Lisa Potok	39,479	35,521	(2)	5.50	12/4/2033
Chief Financial Officer
Mark Myers	22,673	27,327	(3)	5.90	1/27/2026
Chief Operations Officer

(1)

Stock options to purchase our common stock were granted pursuant to our 2021 Stock Incentive Plan except for Mr. Wheatley’s grant of 87,000 options, which was granted pursuant to our 2011 Equity Incentive Plan.

(2)	1,563 of these stock options vest monthly and will be fully vested on November 30, 2027.
(3)	Mr. Myers resigned from the company as of October 29, 2025 and his stock options expired on January 27, 2026.

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

Incentive Plan Awards

From January 1, 2025 through December 31, 2025, the Company granted a total of 224,500 stock options under the 2021 Plan, which were granted to 58 of its employees.

The following table sets forth certain information regarding our 2011 and 2021 Plan as of December 31, 2025:

Number of
Number of		securities
Securities	Weighted-	remaining
to be issued	average	available for
upon exercise	exercise price	future issuance
of outstanding	of outstanding	under equity
stock options	stock options	compensation plans
737,450	$5.33	3,928,688

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

The following table sets forth information regarding beneficial ownership of our common stock as of April 7, 2026 by:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers;
(3)	each of our directors; and
(4)	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on April 7, 2026.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 7, 2026. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 21,136,983 shares of our common stock outstanding as of April 7, 2026.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Beam Global, 5660 Eastgate Drive, San Diego, California 92121.

	Number of Shares	Percent of Shares
Name of Beneficial Owner	Beneficially Owned	Outstanding
Named Executive Officers, Directors and Director Nominees:
Desmond Wheatley (1)	622,279	2.93%
Lisa Potok (2)	145,313	-
Anthony Posawatz (3)	202,111	-
Judy Krandel (4)	133,019	-
George Syllantavos (5)	112,083	-
All current executive officers and directors as a group (5 persons) (6)	1,214,805	5.68%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)

Mr. Wheatley is our President, Chief Executive Officer and Chairman of our Board of Directors. His beneficial ownership includes 87,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after April 7, 2026.

(2)	Ms. Potok is our Chief Financial Officer. Her beneficial ownership consists of 145,313 shares of common stock issuable pursuant to stock options exercisable within 60 days after April 7, 2026.
(3)	Mr. Posawatz serves as a member of our Board of Directors. His beneficial ownership consists of 202,111 shares that have been issued pursuant to RSAs and subject to vesting.
(4)	Mrs. Krandel serves as a member of our Board of Directors. Her beneficial ownership consists of 133,019 shares that have been issued pursuant to RSAs and subject to vesting.
(5)	Mr. Syllantavos serves as a member of our Board of Directors. His beneficial ownership consists of 112,083 shares that have been issued pursuant to RSAs and subject to vesting.
(6)

Beneficial ownership consists of 232,313 shares of common stock subject to options exercisable within 60 days of April 7, 2026, in each case beneficially owned by our current executive officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the director and executive officer compensation arrangements and indemnification arrangements discussed above under “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” since January 1, 2024, we have not been a party to any transactions in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two fiscal years, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest, other than compensation described above in “Non-Employee Director Compensation” and “EXECUTIVE COMPENSATION”.

Policies and Procedures for Related Party Transactions

Our audit committee charter states that our audit committee is responsible for reviewing and approving in advance any related party transaction, which is a transaction between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two fiscal years, and in which a related person has or will have a direct or indirect interest. Our audit committee has adopted policies and procedures for review of, and standards for approval of, such a related party transaction. For purposes of these policies and procedures, a related person is defined as an executive officer, director, or nominee for director, including his or her immediate family members, or a beneficial owner of greater than 5% of our common stock, in each case since the beginning of the most recently completed year. Prior to the creation of our audit committee, our full Board of Directors reviewed related party transactions, with any directors abstaining from matters in which the director had an interest.

It is our intention to ensure that all future transactions between us and our officers, directors, and principal stockholders and their affiliates are approved by the audit committee of our Board of Directors and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth all fees accrued or paid for audit and tax fees for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Audit Fees (1)	$759,110	$798,765
Audit Related Fees (2)	-	-
Tax Fees	-	-
All Other Fees	-	-
	$759,110	$798,765

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

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2025 and 2024, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed and were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2025, there were no other professional services provided by CBIZ, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of CBIZ.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

2.	Financial Statement Schedules

None

3.	Exhibits

The following exhibits are included with this filing:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement By and Between Beam Global and All Cell Technologies, LLC dated February 16, 2022	8-K	001-38868	10.1	2/23/2022

2.2	Share Sale and Purchase Agreement dated October 6, 2023	8-K	001-38868	10.1	10/6/2023

2.3	Amendment to Share Sale and Purchase Agreement dated February 16, 2024	8-K	000-53204	10.1	2/16/2024

2.4	Share Sale and Purchase Agreement dated August 30, 2024	8-K	001-398805	10.1	9/5/2024

3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	001-38868	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 19, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Certificate of Correction to the Amendment After Issuance of Stock, filed December 15, 2023

3.7	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.8	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1*	2011 Stock Incentive Plan of Envision Solar International, Inc., dated as of August 10, 2011	10-Q	001-38868	4.1	8/15/2011

10.2*	Form of Restricted Stock Agreement	10-Q	001-38868	10.3	11/14/2019

10.3*	Form of Stock Option Agreement	10-Q	001-38868	10.4	11/14/2019

10.4*	Change in Control Severance Benefit Plan	8-K	000-53204	10.2	2/12/2021

10.5	Lease Agreement – 5660 Eastgate Dr.	10-Q	000-53204	10.1	11/12/2020

10.6	2021 Beam Global Equity Incentive Plan	8-K	001-38868	10.1	6/14/2021

10.9*	Restricted Stock Unit Award Agreement	8-K	001-38868	10.1	11/17/2022

10.10*	Performance Stock Unit Award Agreement	8-K	001-38868	10.2	11/17/2022

10.11	Binding Letter of Intent Agreement dated June 12, 2023	8-K	001-38868	10.1	6/16/2023

10.12*	Offer Letter to Lisa Potok dated November 15, 2023	8-K	001-38868

10.15	Amended and Restated Lease Agreement dated February 1, 2024	8-K	000-53204

10.16*	Consulting agreement with Kathy McDermott	10-Q	001-38868

10.17	At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated as of April 11, 2025	10-K	001-38868	10.17	4/11/2025

10.18	Lease Extension Agreement dated January 26, 2026	8-K	001-38868	10.1	1/29/2026

10.19	Amended and Restated Employment Agreement with Desmond Wheatly dated April 7, 2026	10-K				X

19.1	Beam Global Insider Trading Compliance Policy	10-K	001-38868	19.1	4/11/2025

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm (CBIZ CPAs P.C.)					X

23.2	Consent of Independent Registered Public Accounting Firm (Marcum LLP)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

97.1	Clawback Policy	10-K	001-38868	97.1	4/11/2025

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).					X

* Indicates a management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

Not applicable

Beam Global

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Beam Global

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Beam Global (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion,  the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY

April 9, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Beam Global

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheet of Beam Global  (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2023 to 2025.

New York, NY
April 11, 2025

Beam Global

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$969	$4,572
Accounts receivable, net of allowance for credit losses of $939 and $259	8,236	8,027
Prepaid expenses and other current assets	2,070	2,243
Inventory	9,766	12,284
Total current assets	21,041	27,126

Property and equipment, net	13,093	13,704
Operating lease right of use assets	1,358	1,893
Goodwill	-	10,580
Intangible assets, net	7,127	8,037
Deposits	113	119
Total assets	$42,732	$61,459

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,925	$8,959
Accrued expenses	2,885	2,462
Sales tax payable	843	195
Deferred revenue, current	1,800	847
Note payable, current	68	63
Contingent consideration, current	104	93
Operating lease liabilities, current	484	696
Total current liabilities	12,109	13,315

Deferred revenue, noncurrent	690	800
Note payable, noncurrent	131	199
Contingent consideration, noncurrent	-	216
Other liabilities, noncurrent	2,939	3,380
Deferred tax liabilities, noncurrent	1,203	1,290
Operating lease liabilities, noncurrent	815	971
Total liabilities	17,887	20,171

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of December 31, 2025 and December 31, 2024.	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized,19,124,163 and 14,835,630 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	19	15
Additional paid-in-capital	156,446	147,072
Accumulated deficit	(131,646)	(104,643)
Accumulated Other Comprehensive Income (AOCI)	26	(1,156)

Total stockholders' equity	24,845	41,288

Total liabilities and stockholders' equity	$42,732	$61,459

The accompanying notes are an integral part of these Financial Statements

Beam Global

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenues	$28,236	$49,336

Cost of revenues	24,715	42,040

Gross profit	3,521	7,296

Operating expenses	20,273	18,953
Impairment of goodwill	10,780	-

Loss from operations	(27,532)	(11,657)

Other income (expense)
Interest income	56	205
Other income	93	110
Interest expense	(26)	(34)
Total other income	123	281

Loss before income tax expense	(27,409)	(11,376)

Income tax benefit	(406)	(94)

Net Loss	$(27,003)	$(11,282)

Net foreign currency translation adjustments	1,182	(1,781)
Total Comprehensive Loss	$(25,821)	$(13,063)

Net Loss per share - basic/diluted	$(1.61)	$(0.77)

Weighted average shares outstanding - basic/diluted	16,814	14,621

The accompanying notes are an integral part of these Financial Statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2024	14,398	$14	$142,265	$(93,361)	$624	$49,542
Stock issued for director services - vested	72	-	462	-	-	463
Stock issued to (released from) escrow account - unvested	82	-	-	-	-	-
Stock-based compensation to consultants	62	-	278	-	-	278
Employee stock-based compensation expense	-	-	2,538	-	-	2,538
Proceeds from issuance of common stock, pursuant to public offering	-	1	-	-	-	1
Warrants exercised for cash	128	-	810	-	-	810
Stock option exercise and restricted stock unit vestings (cashless)	12	-	(164)	-	-	(164)
Impact of foreign currency translation	-	-	-	-	(1,780)	(1,781)
Stock issued for acquisition and expenses	83	-	387	-	-	387
Sale of stock under Committed Equity Facility	82	-	496	-	-	496
Net loss	-	-	-	(11,282)	-	(11,282)
Balance at December 31, 2024	14,919	$15	$147,072	$(104,643)	$(1,156)	$41,288
Stock issued for director services - vested	121	-	376	-	-	376
Stock issued to (released from) escrow account - unvested	(121)	-	-	-	-	-
Settlement of earnout related to acquisition	28	-	93	-	-	93
Employee stock-based compensation expense	1,130	-	2,270	-	-	2,270
Shares surrendered for taxes on restricted stock vestings	(670)	-	(1,157)	-	-	(1,157)
Impact of foreign currency translation	-	-	-	-	1,182	1,182
Sale of stock under ATM agreement	3,717	4	7,792	-	-	7,796
Net loss	-	-	-	(27,003)	-	(27,003)
Balance at December 31, 2025	19,124	$19	$156,446	$(131,646)	$26	$24,845

The accompanying notes are an integral part of these Financial Statements

Beam Global

Consolidated Statements of Cash Flows

F(In thousands)

	Year Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(27,003)	$(11,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,519	3,683
Provision on credit losses	680	(189)
Change in fair value of contingent consideration liabilities	(112)	(4,416)
Impairment of goodwill	10,780	-
Stock-based compensation	2,966	3,601
Disposal of property and equipment	18	130
Amortization of operating lease right of use asset	1,012	817
Abandoned patent costs	-	65
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(526)	8,182
Prepaid expenses and other current assets	(79)	(142)
Inventory	2,843	(201)
Deposits	9	(57)
Increase (decrease) in:
Accounts payable	(3,336)	(889)
Accrued expenses	(253)	(242)
Operating lease liability	(752)	(1,098)
Sales tax payable	641	(13)
Deferred revenue	790	445
Deferred tax liabilities	(579)	-
Other long term liabilities	(1,100)	(587)
Net cash used in operating activities	(10,482)	(2,193)

Investing Activities:
Acquisitions, net of cash acquired	-	(513)
Purchase of property and equipment	(418)	(828)
Payment of Deferred Consideration	-	(2,713)
Funding of patent costs	(64)	-
Net cash used in investing activities	(482)	(4,054)

Financing Activities:
Proceeds from sale of common stock under ATM agreement, net of offering costs	7,796	496
Taxes paid related to net share settlement of equity awards	(329)	(164)
Proceeds from warrant exercises	-	809
Borrowings of note payable	-	61
Proceeds from issuance of common stock, pursuant to public offering	-	1
Net cash provided by financing activities	7,467	1,203

Effect of exchange rate changes	(106)	(777)

Net (decrease) increase in cash	(3,603)	(5,821)
Cash at beginning of period	4,572	10,393
Cash at end of period	$969	$4,572

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	26	34
Cash paid for taxes	$10	$(94)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for lease liabilities	$442	$1,697
Settlement of earnout related to acquisition	$93	$-
Fair value of common stock issued as consideration for business combination	$-	$387
Purchase of property and equipment by incurring current liabilities	$-	$828

The accompanying notes are an integral part of these Financial Statements

BEAM GLOBAL

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

On August 30, 2024, Beam Global acquired Telcom d.o.o. Beograd (“Telcom”), a business located in Serbia and engaged in the manufacturing of power electronics and telecommunications equipment. Refer to note 4, Business Combinations for additional details.

On June 20, 2025, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with The Platinum Group, a company registered with the department of Economy – Abu Dhabi (“TPG”). Pursuant to the Joint Venture Agreement, the Company agreed to establish Beam Middle East Limited, a limited liability company in Abu Dhabi, United Arab Emirates for the purpose of marketing, selling, manufacturing and distributing the Company's products (the “Joint Venture”) in accordance with the terms of the Joint Venture Agreement and the strategy, business plan, and budget of the Joint Venture (the “Plan”). The Company and TPG each have a 50% equity interest in the Joint Venture. Refer to note 4, Business Combinations for additional details.

NATURE OF OPERATIONS

Beam is a clean-technology innovation company headquartered in San Diego, California with offices in the U.S. in San Diego, California and Broadview, Illinois; in Europe in Belgrade and Kraljevo, Serbia; and in Abu Dhabi, United Arab Emirates. We develop, design, engineer, manufacture, and sell high-quality, renewably energized infrastructure products for electric vehicle (“EV”) charging, infrastructure for Smart Cities (the interconnected physical and digital elements within a city that utilize technology to enhance efficiency, sustainability, and quality of life for residents), energy security and disaster preparedness and highly energy-dense battery solutions in safe, compact and unique form-factors. Additionally, we manufacture structures with electronic integration such as streetlighting, cell towers and energy infrastructure products as well as power electronics including invertors, charge controllers, power supplies and LED lighting. Beam’s energy storage products provide high energy density in safe, compact and bespoke form-factors, which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid.

Beam Global’s products and proprietary technology solutions target the following markets:

●	EV charging infrastructure;

●	energy storage solutions;

●	energy security and disaster preparedness;

●	mobile and stationary equipment;

●	transportation infrastructure products; and

●	power electronics and telecommunications equipment

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company maintains its cash in banks and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through December 31, 2025. As of December 31, 2025, approximately $350 thousand of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

The Company continually assesses the financial strength of its customers. We are not aware of any material credit risks associated with our customers. For the year ended December 31, 2025, no customer accounted for more than 10% of total revenues and for the year ended December 31, 2024, one customer accounted for 15% of total revenues. At December 31, 2025 and 2024, accounts receivable from one customer accounted for 27% of total accounts receivable. The Company’s concentration of sales to federal, state and local governments represented 29% of revenues for the year ended December 31, 2025 and 62% of revenues for the same period ended 2024.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations:

	December 31,
	2025	2024

Assets - Serbia	$19,144	$25,020
Assets - U.S.	23,479	36,439
Assets – UAE	109	-
Total Assets	$42,732	$61,459

Liabilities - Serbia	$7,490	$8,297
Liabilities - U.S.	10,376	11,874
Liabilities - UAE	21	-
Total Liabilities	$17,887	$20,171

	December 31,
	2025	2024

Sales – Serbia	$11,399	$11,843
Sales - U.S.	16,837	37,493
Total Revenues	$28,236	$49,336

Net Loss - Serbia	$(7,018)	$(732)
Net Loss - U.S.	(19,954)	(10,550)
Net Loss - UAE	(31)	-
Total Net Loss	$(27,003)	$(11,282)

CASH

For the purposes of the statements of cash flow, the Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2025 or December 31, 2024.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Amiga and Telcom is the Serbian Dinar. The Company translates the assets and liabilities at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs, and expenses at the average rate of exchange rates in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s consolidated balance sheet in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions are included in the consolidated statements of operations in other income. The translation gain for the year ending December 31, 2025 was $1.2 million, compared to a translation loss of $1.8 million for the year ending December 31, 2024, resulted from the fluctuation in the exchange rates when translating the financial statements of foreign subsidiaries from their functional currencies into U.S. dollar.

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

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of December 31, 2025. The Company had Level 3 liabilities as of December 31, 2025. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2023	$-	$-	$4,725
Additions	-	-	259
Change in fair value	-	-	(4,675)
Contingent Consideration as of December 31, 2024	$-	$-	$309
Additions	-	-	-
Change in fair value	-	-	(205)
Contingent Consideration as of December 31, 2025	$-	$-	$104

ACCOUNTS RECEIVABLE

In 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. This update did not have a significant impact on the Company’s consolidated financial statements. The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, our historical write-off experience, net of recoveries, and economic conditions. Exposure to losses from receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.9 million at December 31, 2025 and $0.3 million at December 31, 2024.

	December 31,	December 31,
	2025	2024
Allowance for credit losses:
Beginning of period	$259	$448
Net provision for credit losses	782	(72)
(Charge-offs)/recoveries, net	(102)	(117)
En
d of Period	$939	$259

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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 3 to 7 years, except for leasehold improvements for which the depreciation is recorded over the shorter of the lease term or the estimated useful life. Expenditures for maintenance and repairs, along with fixed assets below our capitalization threshold, which is $5 thousand, are expensed as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2025, the Company evaluated its long-lived assets for impairment and determined that no impairment of long-lived assets was required.

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

Asset Category	Useful Life
Office and furniture and equipment (years)	5 - 7
Computer equipment and software (years)	5
Land, buildings and leasehold improvements	Lesser of lease term or useful life
Autos (years)	5

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

During the year ended December 31, 2025, the Company continued to experience a decline in its stock price resulting in the total market value of its common stock outstanding (“market capitalization”) being less than the carrying value of the reporting unit. Management believes this decline in market value is due to a variety of factors, as further described below, but not the actual value of the acquired entities which included the goodwill which is being impaired. Considering the circumstances and indicators of potential impairment described above, Management performed an interim quantitative goodwill impairment test as of March 31, 2025. Management first considered whether any impairment was present for the Company’s long-lived assets, concluding that no such impairments were present. The Company does not have any indefinite lived assets other than goodwill. The Company concluded that the sustained stock price decline in the Company’s common stock and its market capitalizations as of March 31, 2025 was a triggering event which required Management to perform a quantitative goodwill impairment test. Management determined the value of goodwill largely based on the Company’s stock price and not on the activities or performance of the acquired entities. The results of the Company’s test for impairment of goodwill as of March 31, 2025, utilizing recent trends in stock price over a reasonable period, created a condition in which the accounting rules determine that the fair value of goodwill fell below its book value. Based on the results of the goodwill impairment procedures, the Company recorded a $10.8 million goodwill impairment for the single reporting unit during the year ended December 31, 2025.

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

The Company generally provides a standard one-year warranty on its EV charging infrastructure products for materials and workmanship but may provide multiple-year warranties as negotiated, and it will pass on the warranties from its vendors, if any, which generally covers this one-year period. Effective Q3 2024, the Company increased the warranties, offered on new customer orders, to five-year warranties. The Company accrues for product warranties when the loss is probable and can be reasonably estimated.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the years ending  December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
United States	$16,837	$37,493
Serbia	6,349	6,951
Romania	1,746	1,970
Cyprus	-	1,008
Croatia	1,186	697
Montenegro	1,119	646
Bosnia	762	271
Other	237	300
Total revenue	$28,236	$49,336

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

RESEARCH AND DEVELOPMENT

Expenditures for research and development of the Company’s products are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $0.6 million and $1.8 million for the years ending December 31, 2025 and 2024, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. Advertising costs are charged to operations and included in operating expenses when incurred. Such amounts aggregated $0.1 million for the year ending December 31, 2025 and $0.2 million for the year ending December 31, 2024.

STOCK-BASED COMPENSATION

Compensation expense related to stock awards is measured at estimated fair market value and the expense is amortized over the vesting period using the straight-line attribution method and expense for performance-based stock grants is amortized over the service period.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred, as a reversal of share-based compensation expense related to awards that will not vest. The fair value of restricted stock units is determined based on the closing market price of the Company’s common stock on the grant date. Compensation expense for time-based restricted stock units (RSUs) is recognized ratably over the vesting period. A portion of RSUs granted contain performance conditions for vesting tied to specific company goals, such as gross margin and revenue targets (PSUs). The Company has calculated the results for fiscal year 2025 and determined that the “maximum” performance measure for cumulative revenue and the “threshold” performance measure for gross margin were achieved as of December 31, 2025.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards. The Company has received no notice of audit from the IRS for any of the open tax years. The Company's policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. The Company adopted this standard, on a prospectively basis, on January 1, 2025.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted. The legislation includes several changes to the U.S. federal corporate income tax law, among other things, reinstating 100% bonus depreciation on qualified fixed assets, immediate expensing of domestic research and development expenditures, and favorable rules for determining the limitation on business interest expense. These changes were retroactively enacted for tax years beginning after December 31, 2024, with certain provisions effective after January 19, 2025. The provisions of the OBBBA did not have a material impact on the effective income tax rate.

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

The following shares were not included in the computation of diluted loss per share for the years ended December 31, 2025 and 2024 because the effects would have been anti-dilutive. These options and warrants may dilute future earnings per share.

	December 31,
	2025	2024
Stock Options	737,450	663,004
Warrants	200,000	200,000
Restricted Stock Units	-	178,125
Total Shares	937,450	1,041,129

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

RISKS AND UNCERTAINTIES

The continuing impacts of rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the imposition of tariffs and shifts in international alliances, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients and as a result, the Company, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, and the Executive Branch and the responses of other nations to such actions have impacted and may in the future impact, among other things, the U.S. and global economy, international alliances and trade relations, international conflicts, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty regarding economic activity, the Company is unable to predict the size and duration of the impact of its revenue and its results of operations, if any, of actions taken to date and those that may occur in the future. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. The standard is effective for Beam beginning with our annual financial statements for the fiscal year ending December 31, 2025. Early adoption is permitted. We adopted this ASU prospectively on January 1, 2025. See Note 14. Income Taxes

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses" ("ASU 2025-05"), to introduce a practical expedient for all entities, which simplifies the calculation required for estimating credit losses and assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.  ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods; however, early adoption is permitted.   ASU 2025-25 allows for adoption using a prospective method.  The Company early adopted this standard as of January 1, 2025.  The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recent pronouncement not yet adopted

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements” (“ASU 2023-06”), which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standard Codification (the “Codification”). The ASU was issued in response to the SEC’s disclosure update and signification initiative issued in August 2018. The effective date for the amendments for each topic will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoptions prohibited.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses." This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, "Debt with Conversion and Other Options" (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the disclosure impact that ASU 2024-04 may have on its financial statement presentation and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its financial statement presentation and disclosures.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	LIQUIDITY

The Company had net losses of $27.0 million for the year ended December 31, 2025 which includes $18.9 million of non-cash expenses that mainly included impairment of goodwill of $10.8 million, employee stock-based compensation of $3.0 million, depreciation and amortization of $3.5 million and $1.0 million of amortization of operating lease right of use asset. The Company had net cash used in operating activities of $10.5 million for the year ending  December 31, 2025.

At December 31, 2025, the Company had a cash balance of $1.0 million and working capital of $8.9 million. Based on the Company’s current operating plan and the available working capital it believes can be converted to cash (specifically the accounts receivable balance of approximately $8.2 million), the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

In March 2023, the Company entered into a supply chain line of credit agreement with OCI Group for up to $100 million  with a 5-year term to further support our working capital requirements. Subject to the terms of the agreement, OCI Group will make available to the Company funding based on amounts owed to the Company by its customers. To date, the Company has not borrowed against this line of credit.

On April 11, 2025, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which we may issue and sell shares of our common stock from time to time, at our option, through B. Riley as our sales agent, subject to certain terms and conditions. Upon our delivery and B. Riley’s acceptance of a placement notice, B. Riley will use commercially reasonable efforts to sell shares, consistent with its normal trading and sales practices, in transactions deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by B. Riley and us. B. Riley may also sell the shares of common stock in negotiated transactions, subject to our prior approval. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 (File No. 333-272396), as supplemented by a prospectus supplement dated April 11, 2025 and November 13, 2025, which allows us to sell up to $15.6 million in shares of our common stock. We will pay B. Riley a commission of up to 2.5% of the gross proceeds of the sale of any shares sold through B. Riley.

As of December 31, 2025, the Company has received gross proc eeds of $8.0 million from sales of its common stock under the Sales Agreement.

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

4.	BUSINESS COMBINATIONS AND JOINT VENTURES

Telcom

On August 30, 2024, the Company acquired Telcom d.o.o Beograd (“Telcom”), pursuant to a Share Sale and Purchase Agreement dated as of August 30, 2024 (the “Agreement”) with the owners (the “Sellers”) of Telcom. Telcom is a business located in Serbia and engaged in the manufacturing of telecommunications equipment. Beam Global acquired all of the equity stock of Telcom from the Sellers in exchange for cash and Beam Global common stock. The total purchase price was subject to adjustment based on the amount of cash held by Telcom at closing. Based on Telcom’s cash balance at closing equal to approximately EUR 220,298, Beam Global paid to the Sellers a purchase price equal to EUR 815,298 which was paid to the Sellers as follows: (i) EUR 430,000 cash and (ii) issued 82,506 shares of Beam Global common stock. At closing, Telcom had a positive working capital balance of approximately EUR 500,000 which consisted of (i) a cash balance equal to EUR 220,000, accounts receivables of approximately EUR 115,000, inventory of approximately EUR 275,000 and accounts payable of approximately EUR 110,000.

In addition to the above payments, the Telcom Sellers were eligible to earn up to EUR 250,000 (the “Earnout Cap”) in additional shares of Beam common stock if Telcom meets certain revenue milestones for fiscal years 2024 and 2025 (the “Telcom Earnout Consideration”). The Telcom Earnout Consideration that the Telcom Sellers were eligible to receive for 2024 was equal to the amount the net revenue of Telcom (“Telcom Net Revenue”) exceeded EUR 850,000 for 2024 up to the Earnout Cap. The Company issued 27,836 shares of stock valued at $0.1 million as payment for the 2024 Telcom Earnout Consideration. The Telcom Earnout Consideration was less than the Earnout Cap, and the Telcom Sellers will be eligible for additional Telcom Earnout Consideration in 2025 if (i) 2025 Telcom Net Revenue exceeds 2024 Telcom Net Revenue, and (ii) 2025 Telcom Net Revenue exceeds $850,000. The Telcom Earnout Consideration for 2025 will be calculated based on the amount the 2025 Net Revenue exceeds the 2024 Net Revenue subject to the Earnout Cap. In no event, will the Telcom Earnout Consideration for 2024 and 2025, in the aggregate, exceed the Earnout Cap. The Telcom Earnout Consideration for each period will be calculated based on the volume weighted average price of Beam’s common stock for the thirty trading days prior to the end of the applicable calendar year. In no event and under no circumstances will the Telcom Sellers receive from Beam or will Beam issue to the Telcom Sellers in connection with the transaction Beam’s common stock in an amount that exceeds 19.99% of the outstanding common stock of Beam immediately prior to closing. The Company issued 59,546 shares of stock valued at $0.1 million as payment for the 2025 Telcom Earnout Consideration

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over net fair value of tangible and intangible assets acquired.

The valuation of the Earnout Consideration was performed using a discounted cash flow analysis to determine the fair value of the contingent consideration, which includes estimates and assumptions such as forecasted revenues of Telcom, discount rates, and the milestone settlement value. As such valuation includes the use of unobservable inputs, it is considered to be a Level 3 measurement. The fair value of the Earnout Consideration will be reassessed on a quarterly basis with the change recorded to operating expenses. Refer to Note 2 for changes in the fair value of the Earnout Consideration during the years ended December 31, 2025 and 2024.

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

Consideration is comprised of the following:

Cash	$481
Common Stock	387
Earnout Consideration	276
Total consideration	$1,144

The following table shows the allocation of consideration to assets and liabilities at fair value:

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

Beam Middle East Limited

On June 20, 2025, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with The Platinum Group, a company registered with the department of Economy – Abu Dhabi (“TPG”). Pursuant to the Joint Venture Agreement, the Company agreed to establish Beam Middle East Limited, a limited liability company in Abu Dhabi, United Arab Emirates for the purpose of marketing, selling, manufacturing and distributing the Company's products (the “Joint Venture”) in accordance with the terms of the Joint Venture Agreement and the strategy, business plan, and budget of the Joint Venture (the “Plan”). The Company and TPG each shall have a 50% equity interest in the Joint Venture. TPG is engaged in the fields of energy, real estate, finance and investing, healthcare, information technology, sports and entertainment, food services and legal services.

Pursuant to the Joint Venture Agreement, the Company shall be responsible to make timely capital contributions to the Joint Venture to cover all expenses as mutually agreed in the Plan to the extent not covered by Joint Venture cash flows or by authorized borrowings of the Joint Venture. As of December 31, 2025, there have been no capital contributions. All of the profits generated by the Joint Venture will be distributed to the Company until such time as any capital contributions made by the Company have been returned to the Company. Thereafter each of the Company and TPG shall receive an equal share of the profits in accordance with their equity ownership. The Joint Venture is managed by five (5) directors (the “JV Board”), two (2) of which are appointed by TPG (the “TPG Directors”), two (2) of which are appointed by the Company (the “Company Directors”), and a fifth being an independent director appointed by mutual approval of both TPG and the Company. The JV Board has full power to manage and control all aspects of the Joint Venture’s business and affairs; provided, that, certain “Major Decisions” (as defined in the Joint Venture Agreement) must be approved by each of the Company Directors. The Joint Venture Agreement may be terminated upon the expiration or non-renewal of the License Agreement (as defined below), by unanimous resolution of the Company and TPG, or upon a judicial determination. The Company consolidates the financials of Beam Middle East Limited in accordance with ASC 810-10.

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

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,	December 31,
	2025	2024
Vendor prepayments	$1,303	$1,884
Prepaid insurance	111	135
Other	656	224
Total prepaid expenses and other current	$2,070	$2,243

6.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of December 31, 2025 and 2024, inventory consists of the following:

	December 31,	December 31,
	2025	2024
Finished goods	$5,176	$4,929
Work in process	729	1,147
Raw materials	3,861	6,208
Total inventory	$9,766	$12,284

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2025	2024
Office furniture and equipment	$275	$227
Computer equipment and software	310	283
Land, buildings and leasehold improvements	8,665	7,528
Autos	771	769
Machinery and equipment	10,404	9,207
Total property and equipment	20,425	18,014
Less accumulated depreciation	(7,332)	(4,310)
Property and Equipment, net	$13,093	$13,704

Depreciation expense for the years ended December 31, 2025 and 2024 was $2.5 million and $2.6 million, respectively. For the years ended  December 31, 2025 and December 31, 2024, depreciation expense recognized in Operating expenses was $0.3 million in each year, and $2.2 million and $2.4 million in Cost of Good Sold, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets, net as of December 31, 2025 and 2024 consists of the following:

	December 31, 2024
				Weighted-
	Gross		Net	average
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (yrs)
Developed technology	$8,074	$(2,080)	$5,994	11
Trade name	1,756	(498)	1,258	10
Customer relationships	444	(158)	286	13
Backlog	185	(185)	-	1
Patents	576	(77)	499	20
Intangible assets	$11,035	$(2,998)	$8,037

	December 31, 2025
				Weighted-
	Gross		Net	average
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period (yrs)
Developed technology	$8,074	$(2,814)	$5,260	11
Trade name	1,756	(673)	1,083	10
Customer relationships	444	(199)	245	13
Backlog	185	(185)	-	1
Patents	640	(101)	539	20
Intangible assets	$11,099	$(3,972)	$7,127

Amortization expense for each of the years ended December 31, 2025 and 2024 was $1.0 million. Amortization expense for intangible assets held as of December 31, 2025 will be $1.0 million for each of the years 2026 – 2028. For both years ending December 31, 2025 and December 31, 2024, amortization expense recognized in Operating expenses was $0.2 million and $0.2 million respectively and $0.8 million and $0.7 million in Cost of Good Sold respectively.

The Company’s acquisitions identified Goodwill and intangible assets. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. Goodwill as of December 31, 2025 and 2024 consists of the following:

Goodwill
Balance as of December 31, 2023	$10,270
Acquisition of Telcom	692
Currency impact	(382)
Balance as of December 31, 2024	$10,580
Impairment of goodwill	(10,780)
Currency impact	200
Balance as of December 31, 2025	$-

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

The major components of accrued expenses and long-term liabilities are summarized as follows:

	December 31,	December 31,
	2025	2024

Accrued Expenses:
Accrued salaries and bonus	$1,239	1,498
Accrued vacation	309	$271
Vendor accruals	57	75
Accrued warranty	6	6
Other accrued expense	1,274	612
Total accrued expenses	$2,885	$2,462

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,203	$1,290
Acquired long-term liability	2,939	3,380
Total long-term liabilities	$4,142	$4,670

Acquired long-term liability of $2.9 million consists of a restructuring debt settlement from the acquisition of Amiga. Approximately $0.5 million is current and included in other accrued expenses and the rest is categorized in long-term liability. The debt restructuring was entered into in 2021 for a nine-year term with five years remaining at December 31, 2025. Payments are due quarterly as a percentage of the remaining balance due.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time. As of December 31, 2025, after consulting with legal counsel, management believes there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

11.	LEASES

On September 1, 2020, the Company entered into a five-year operating lease for their headquarters building in San Diego, California. The term of the existing lease was extended until February 28, 2026 and subsequently until September 30, 2026. The agreement also provides that the Landlord may terminate the lease upon sixty (60) days’ prior written notice to the Company. At this time, it is not reasonably certain that the Company will extend the term of the lease and, therefore, the renewal periods have been excluded from the right-of-use (“ROU”) asset.

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

As part of the acquisitions in Serbia, the Company assumed a lease for a small office and a few minimal leases in Belgrade, Serbia, which have an indefinite term and may be terminated at any time with 30 days’ notice. Because of the short term and small value, these leases were not capitalized.

During the twelve months ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities were $0.8 million and $1.1 million, respectively. Operating lease costs for the twelve months ended December 31, 2025 and 2024 were $0.8 million and $1.0 million, respectively.

The table below summarizes the Company's lease-related assets and liabilities as of December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Lease assets	$1,358	$1,893

Lease liabilities
Current operating lease liabilities, included in current liabilities	$484	$696
Noncurrent operating lease liabilities, included in long-term liabilities	815	971
Total Lease liabilities	$1,299	$1,667

Supplemental cash flow information related to the lease is as follows:

	Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$752	$1,098
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$442	$1,697
Weighted Average Remaining Lease Term:
Operating leases	2.67	3.22
Weighted Average Discount Rate:
Operating leases	10%	10%

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The future minimum rental commitments for our operating leases is as follows:

2026	$598
2027	500
2028	390
Thereafter	-
Total undiscounted future minimum payments	1,488
Less imputed interest	(189)
Total lease liability	$1,299

12.	STOCKHOLDERS’ EQUITY

Stock Issued for Acquisitions

The Company issued 82,506 shares of its common stock upon acquiring Telcom during the year ended December 31, 2024. See further discussion in note 4. Business Combination.

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

Awards Under Stock Incentive Plans

On June 9, 2021, the Company’s stockholders approved the Beam Global 2021 Equity Incentive Plan (the “2021 Plan”) under which 2,000,000 shares of the Company’s common stock are allowed to be issued pursuant to the exercise of stock options or other awards granted under such plan in addition to the 630,000 shares previously allowed under the Beam Global 2011 Stock Incentive Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to 5% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors or compensation committee. As of December 31, 2025, 3.9 million shares remain available to grant under the 2021 Plan.

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

We used the assumptions in the table below and we assumed there would not be dividends granted for the options granted in fiscal 2025 and 2024:

	Year Ended December 31,
	2025	2024
Expected volatility	86.90% - 91.08%	89.04% - 92.70%
Expected term (years)	5 - 7	5 - 7
Risk-free interest rate	3.79% - 4.16%	3.63% - 4.48%
Weighted-average FV	$1.22	$4.02

Option activity for the years ended December 31, 2025 and 2024 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (years)	(in thousands)
Outstanding at December 31, 2023	481,858	$10.41	7.18	233
Granted	358,700	5.13
Forfeited	(177,554)	9.92
Outstanding at December 31, 2024	663,004	$6.69	7.75	$-
Exercisable at December 31, 2024	384,755	$8.63	6.65	$-
Granted	224,500	1.65
Forfeited	(150,054)	5.86
Outstanding at December 31, 2025	737,450	$5.33	7.66	$-
Exercisable at December 31, 2025	554,061	$5.90	7.43	$-

The Company’s stock option compensation expense was $0.4 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively, and there was $3.9 million of total unrecognized compensation costs related to outstanding stock options at December 31, 2025 which will be recognized over 5.3 years. There were no options exercised in the year ended December 31, 2025, and the total intrinsic value of options exercised was immaterial for the year ended December 31, 2024. Number of stock options vested and unvested as of December 31, 2025 were 554,061 and 183,389, respectively. During the years ended December 31, 2025 and 2024, the weighted average fair value of options granted was $5.90 and $4.02 per share, respectively. Stock-based compensation expense is generally included in selling, general and administrative expenses in the consolidated statement of operations.

Restricted Stock Units and Common Stock

During the year ended December 31, 2025, the Company granted 222,656 restricted stock units (RSUs), 187,031 of which contain performance conditions (PSUs), as well as 870,000 shares of the Company's common stock to its Chief Executive Officer. All units and shares vested upon issuance.

A summary of activity of the RSUs for the year ended December 31, 2025 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at beginning of 2025	36	$13.05
Granted	36	2.59
Vested	(72)	7.82
Forfeited	-	-
Unvested at end of 2025	-	$-

A summary of activity of the PSUs for the year ended December 31, 2025 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at beginning of 2025	-	$-
Granted	187	2.38
Vested	(187)	2.38
Forfeited	-	-
Unvested at end of 2025	-	$-

Stock compensation expense related to restricted stock units was $0.5 million during the year ended December 31, 2025, with no further unrecognized stock compensation expense to be recognized as of December 31, 2025. Stock compensation expense related to common stock granted was $1.3 million during the year ended December 31, 2025.

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

A summary of activity of the restricted stock awards for the years ended December 31, 2025 and 2024 is as follows:

		Weighted
	Nonvested	Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2023	$1,238	$20.17
Granted	80,645	6.20
Vested	(71,803)	6.44
Forfeited	(10,080)	6.20
Nonvested at December 31, 2024	$-	$-
Granted	121,359	3.09
Vested	(121,359)	2.13
Forfeited	-	-
Nonvested at December 31, 2025	$-	$3.09

Stock compensation expense related to restricted stock awards was $0.4 million for the year ended December 31, 2025 and $0.5 million for the year ended December 31, 2024, respectively. Fair values of restricted stock vested during each of the years ended December 31, 2025 and 2024 were 0.4 million.

As of December 31, 2025, there were no unvested shares of common stock.

Warrants

As of  December 31, 2025, the Company had outstanding warrants to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 to a consultant for investor relations services to be provided over a five-year period. The warrants are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrants was $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrants was recorded to prepaid expenses and other current assets to be recognized over the service period. During the year ended December 31, 2025, $0.3 million was recorded as expense and at December 31, 2025, $0.7 million of cost has not been recognized and will be recognized over the next 2.25 years.

A summary of activity of warrants outstanding for the years ended December 31, 2025 and 2024 is as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding at December 31, 2023	610,745	$9.80
Granted	-	-
Expired	(282,334)	6.40
Exercised	(128,411)	6.30
Outstanding at December 31, 2024	200,000	$17.00
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2025	200,000	17.00
Exercisable at December 31, 2025	-	$-

Outstanding warrants as of December 31, 2025 have a weighted average remaining contractual life of 2.25 years and will expire in March 2028. The outstanding shares of the warrants at December 31, 2025 have no intrinsic value.

During the year ended December 31, 2025, no warrants were exercised, and in the year ended December 31, 2024, 128,411 warrants to purchase shares of the Company’s registered common stock were exercised generating $0.8 million.

13.	REVENUES

For each of the identified periods, revenues can be categorized into the following:

	Twelve Months Ended
	December 31,
	2025	2024
Product sales	$24,351	$46,057
Maintenance fees	304	129
Professional services	2,912	1,127
Shipping and handling	728	2,266
Discounts and allowances	(59)	(243)
Total revenues	$28,236	$49,336

During the year ended December 31, 2025 and 2024, 29% and 62% of revenues were derived from federal, state and local governments, respectively. In addition, 40% of revenues in the year ended December 31, 2025 were international sales compared to 25% in the prior year.

At December 31, 2025 and 2024, deferred revenue was $2.5 million and $1.6 million, respectively. These amounts consisted mainly of customer deposits in the amount of $1.5 million and $0.6 million for December 31, 2025 and 2024, respectively and prepaid multi-year maintenance plans for previously sold products which account for $1.0 million and $1.1 million for December 31, 2025 and 2024, respectively, and pertain to services to be provided through 2035. Revenue recognized during the year ended December 31, 2025 and 2024 which pertained to revenue deferred in prior years was $0.1 million and $1.0 million respectively.

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

The following table provides the activity for the contract liabilities recognized:

	For the Year Ended
	December 31,
	2025	2024
Beginning Balance	$1,647	$1,230
Additions	1,038	662
Recognized in revenue	(195)	(245)
Ending Balance	$2,490	$1,647

14.	INCOME TAXES

The provision for income taxes consists of the following:

	2025	2024
Current:
Federal	-	-
State	$10	$14
Foreign	(164)	199
	(154)	213
Deferred:
Federal	-	-
State	-	-
Foreign	(252)	(307)
	(252)	(307)

Net benefit	$(406)	$(94)

The components of loss from continuing operations before provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024

United States	$19,975	$10,537
International	7,434	839
Total	$27,409	$11,376

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes). The following is a reconciliation of the Company’s effective tax rate on income and the statutory rate for the year ended December 31, 2025.

	December 31, 2025
	$	%
Tax benefit at the U.S. statutory rate	$(5,756)	21.00%
State and local income tax (net of FBOS)	457	(1.67)%
Change in Valuation Allowance	3,598	(13.13)%
Nontaxable or nondeductible items	(5)	0.02%
Foreign tax effects:
Serbia:
Goodwill impairment	995	(3.63)%
Rate differential	446	(1.63)%
Prior year deferred true-up	(223)	0.82%
Other	(73)	0.27%
Other:
Prior Year True-Up	155	(0.57)%
Total	$(406)	1.48%

As previously disclosed, prior to the adoption of ASU 2023-09, the difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal income tax rate for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
Computed “expected” tax expense (benefit)	$(2,389)
State taxes, net of federal benefit	(761)
Change in FV of Contingent Consideration	(982)
Non-deductible stock options	336
Non-deductible items	11
Foreign tax rate differential	69
True-up to tax return	210
Change in deferred tax asset valuation allowance	3,412
Total	$(94)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Stock options	$1,531	$1,081
Deferred Revenue	223	151
Capitalized R&D	600	828
Patents/Intangible Assets	2,589	1,424
Lease Liability	300	456
Other	444	310
Net operating loss carryforward	26,446	22,167
Total gross deferred tax assets	32,133	26,417
Less: Deferred tax asset valuation allowance	(31,810)	(25,913)
Total net deferred tax assets	323	504

Deferred tax liabilities:
ROU Asset	(290)	(442)
Depreciation	(1,236)	(1,352)
Total deferred tax liabilities	(1,526)	(1,794)

Total net deferred taxes	$(1,203)	$(1,290)

As a result of the Company’s history of incurring operating losses, a valuation allowance has been established. The valuation allowance at December 31, 2025 was $31.8 million. The increase in the valuation allowance during 2025 was $5.9 million which was all recorded through deferred taxes.

At December 31, 2025, the Company has a Federal net operating loss carry forward of $92.8 million, of which $25.1 million is available to offset future net income through 2037. The net operating loss (“NOL”) expires during the years 2027 to 2037 and $67.7 million may be carried forward indefinitely and limited to offsetting 80% of taxable income. At December 31, 2025, the Company has a state net operating loss carryforward of $97.2 million and no foreign net operating loss carry forward. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2025. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

The Company will file U.S. Federal, California, Illinois, Michigan, New York, Tennessee, Texas and Wisconsin State tax returns, and a New York City tax return. All tax returns will remain open for examination by the Federal and State taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

The cash paid for income tax (net of refunds) during the year consists of $6 thousand for state income taxes and $4 thousand for foreign income taxes. Domestic income taxes included $3 thousand for New York City, $1 thousand for New York State, and $2 thousand for Texas. Foreign income taxes included $4 thousand for Serbia.

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

Management has evaluated events that have occurred subsequent to the date of these condensed consolidated financial statements through the date of filing. Based upon this review, the Company identified the following subsequent event that requires disclosure but did not require adjustment to the financial statements.

In February 2026, the Company entered into an agreement to extend its lease in San Diego for an additional seven-month period, through September 30, 2026.

On April 7, 2026, the Company executed an Amended and Restated Employment Agreement with Desmond Wheatley, President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beam Global

Dated: April 9, 2026	By:	/s/ Desmond Wheatley
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ Desmond Wheatley	Chief Executive Officer, President and Chairman	April 9, 2026
Desmond Wheatley

Principal Financial Officer and Principal Accounting Officer:

/s/ Lisa A. Potok	Chief Financial Officer	April 9, 2026
Lisa A. Potok

Directors:

/s/ Anthony Posawatz	Director	April 9, 2026
Anthony Posawatz

/s/ Judy Krandel	Director	April 9, 2026
Judy Krandel

/s/ George Syllantavos	Director	April 9, 2026
George Syllantavos

/s/ Desmond Wheatley	Director	April 9, 2026
Desmond Wheatley