Form 10-Q
period 2026-03-31
Beam Global
filed 2026-05-15
CIK 1398805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2026

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of May 12, 2026 was 22,201,586.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Beam Global

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$1,973	$969
Accounts receivable, net of allowance for credit losses of $2,762 and $939	4,701	8,236
Prepaid expenses and other current assets	2,072	2,070
Inventory, net	10,423	9,766
Total current assets	19,169	21,041

Property and equipment, net	12,312	13,093
Operating lease right of use assets	1,474	1,358
Intangible assets, net	6,884	7,127
Deposits	113	113
Total assets	$39,952	$42,732

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,245	$5,925
Accrued expenses	3,037	2,885
Sales tax payable	786	843
Deferred revenue, current	2,052	1,800
Note payable, current	69	68
Contingent consideration, current	104	104
Operating lease liabilities, current	711	484
Total current liabilities	13,004	12,109

Deferred revenue, noncurrent	633	690
Note payable, noncurrent	113	131
Other liabilities, noncurrent	2,755	2,939
Deferred tax liabilities, noncurrent	1,182	1,203
Operating lease liabilities, noncurrent	735	815
Total liabilities	18,422	17,887

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 21,136,983 and 19,124,163 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	22	19
Additional paid-in-capital	160,292	156,446
Accumulated deficit	(138,501)	(131,646)
Accumulated Other Comprehensive Income (AOCI)	(283)	26

Total stockholders' equity	21,530	24,845

Total liabilities and stockholders' equity	$39,952	$42,732

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2026	2025

Revenues	$3,128	$6,324

Cost of revenues	3,543	5,823

Gross (loss) profit	(415)	501

Operating expenses	6,296	5,265

Impairment of goodwill	-	10,780

Loss from operations	(6,711)	(15,544)

Other (expense) income
Interest income	5	23
Other (expense) income	(145)	4
Interest expense	(4)	(6)
Total Other (expense) income	(144)	21

Net Loss	$(6,855)	$(15,523)

Net foreign currency translation (expense) benefit	(309)	461

Total Comprehensive Loss	$(7,164)	$(15,062)

Net Loss per share - basic/diluted	$(0.33)	$(1.04)

Weighted average shares outstanding - basic/diluted	20,473	14,990

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2025	19,124	$19	$156,446	$(131,646)	$26	$24,845
Stock issued for director services - vested	54	-	94	-	-	94
Stock issued to (released from) escrow account - unvested	(54)	-	-	-	-	-
Employee stock-based compensation expense	215	-	343	-	-	343
Impact of foreign currency translation	-	-	-	-	(309)	(309)
Sale of stock under ATM agreement	1,798	3	3,409	-	-	3,412
Net loss	-	-	-	(6,855)	-	(6,855)
Balance at March 31, 2026	21,137	$22	$160,292	$(138,501)	$(283)	$21,530

Balance at December 31, 2024	14,919	$15	$147,072	$(104,643)	$(1,156)	$41,288
Stock issued for director services - vested	30	-	94	-	-	94
Stock issued to (released from) escrow account - unvested	94	-	-	-	-	-
Employee stock-based compensation expense	-	-	352	-	-	352
Impact of foreign currency translation	-	-	-	-	461	461
Net loss	-	-	-	(15,523)	-	(15,523)
Balance at March 31, 2025	15,043	$15	$147,518	$(120,166)	$(695)	$26,672

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(6,855)	$(15,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	877	955
Provision on credit losses	1,823	239
Impairment of goodwill	-	10,780
Stock-based compensation	516	521
Disposal of property and equipment	12	23
Amortization of operating lease right of use asset	306	30
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,669	730
Prepaid expenses and other current assets	(90)	39
Inventory	(773)	595
Deposits	-	(1)
Increase (decrease) in:
Accounts payable	364	(745)
Accrued expenses	162	(101)
Operating lease liability	(275)	-
Sales tax payable	(56)	238
Deferred revenue	204	229
Other long term liabilities	(152)	231
Net cash used in operating activities	(2,268)	(1,760)

Investing Activities:
Purchase of property and equipment	(47)	(54)
Funding of patent costs	-	(16)
Net cash used in investing activities	(47)	(70)

Financing Activities:
Proceeds from sale of common stock under ATM agreement, net of offering costs	3,412	-
Repayments of note payable	-	(15)
Net cash provided by (used in) financing activities	3,412	(15)

Effect of exchange rate changes	(93)	(223)

Net increase (decrease) in cash	1,004	(2,068)
Cash at beginning of period	969	4,572
Cash at end of period	$1,973	$2,504

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4	$6

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for lease liabilities	$426	$-

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

Beam Global's products and proprietary technology solutions target the following markets:

●	EV charging infrastructure;

●	Energy storage solutions;

●	Energy security and disaster preparedness;

●	Mobile and stationary equipment;

●	Transportation infrastructure products; and

●	Power electronics and telecommunications equipment

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2026 and 2025, and our financial position as of March 31, 2026, have been made. All amounts are presented in thousands if otherwise noted. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025. The December 31, 2025 balance sheet is derived from those statements.

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

Recent Accounting Pronouncements

Recently adopted pronouncements

In November 2024, the FASB issued ASU 2024-04, "Debt with Conversion and Other Options" (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company adopted this ASU prospectively on January 1, 2026. The adoption had no impact on its consolidated financial statements.

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

The Company maintains its cash in banks and financial institutions deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through March 31, 2026. As of March 31, 2026, approximately $1.2 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended March 31, 2026, two customers accounted for 12% and 14% of total revenues, respectively, and for the three months ended March 31, 2025, one customer accounted for 12% of total revenue. At March 31, 2026, one customer accounted for 20% of total accounts receivable and at December 31, 2025, one customer accounted for 27% of total accounts receivable. For the three months ended March 31, 2026 and 2025, the Company’s concentration of sales to federal, state and local governments represented 22% and 47% of revenues, respectively.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations:

	March 31,	December 31,
	2026	2025

Assets - Serbia	$18,496	$19,144
Assets - U.S.	21,328	23,479
Assets - UAE	128	109
Total Assets	$39,952	$42,732

Liabilities - Serbia	$7,883	$7,490
Liabilities - U.S.	10,491	10,376
Liabilities - UAE	48	21
Total Liabilities	$18,422	$17,887

	Three Months Ended
	March 31,
	2026	2025

Sales - Serbia	$1,572	$1,526
Sales - U.S.	1,556	4,798
Total Revenues	$3,128	$6,324

Net Loss - Serbia	$(748)	$(6,691)
Net Loss - U.S.	(6,100)	(8,832)
Net Loss - UAE	(7)	-
Total Net Loss	$(6,855)	$(15,523)

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, the Company’s historical write-off experience, net of recoveries, and economic conditions. Exposure to losses from receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. A summary of the allowance for credit losses for the three months ended March 31, 2026 and the year ended  December 31, 2025:

	March 31,	December 31,
	2026	2025
Allowance for credit losses:
Beginning of period	$939	$259
Net provision for credit losses	1,823	782
(Charge-offs)/recoveries, net	-	(102)
End of Period	$2,762	$939

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

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of March 31, 2026. The Company had Level 3 liabilities as of March 31, 2026. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2025	-	-	$104
Additions			-
Change in fair value			-
Contingent Consideration as of March 31, 2026	-	-	$104

Significant Accounting Policies

During the three months ended March 31, 2026, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following outstanding shares of dilutive instruments as of  March 31, 2026 and 2025 were not included in the computation of diluted loss per share:

	March 31,
	2026	2025
Stock Options	980,950	650,904
Warrants	200,000	200,000
Total Shares	1,180,950	850,904

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net losses of $6.9 million for the three months ended March 31, 2026 which includes $3.5 million of non-cash expenses that mainly included provision on credit losses of $1.8 million, employee stock-based compensation of $0.5 million, depreciation and amortization of $0.9 million, and $0.3 million of amortization of operating lease right of use asset. The Company had net losses of $15.5 million for the three months ended March 31, 2025 which includes $12.5 million of non-cash expenses, of which $10.8 million related to goodwill impairment. The Company had net cash used in operating activities of $2.3 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026, the Company had a cash balance of $2.0 million and working capital of $6.2 million. Based on the Company’s current operating plan and the available working capital that it believes can be converted to cash (specifically the accounts receivable balance of approximately $4.7 million), the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

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

On April 11, 2025, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which we may issue and sell shares of our common stock from time to time, at our option, through B. Riley as our sales agent, subject to certain terms and conditions. Upon our delivery and B. Riley’s acceptance of a placement notice, B. Riley will use commercially reasonable efforts to sell shares, consistent with its normal trading and sales practices, in transactions deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by B. Riley and us. B. Riley may also sell the shares of common stock in negotiated transactions, subject to our prior approval. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 (File No. 333-272396), as supplemented by a prospectus supplement dated April 11, 2025 and November 13, 2025, which allows us to sell up to $15.6 million in shares of our common stock (the “ATM Prospectus Supplement”). We will pay B. Riley a commission of up to 2.5% of the gross proceeds of the sale of any shares sold through B. Riley. As of March 31, 2026, the Company has $11.9 million remaining available for issuance and sale under the ATM Prospectus Supplement to the Company’s effective shelf registration statement on Form S-3.

Although the Company is focused on achieving profitability through revenue growth, improved gross margins and operating leverage, we expect to continue to incur losses for a period of time. We may seek additional capital to finance our operations, support working capital needs and execute our business strategy, including through equity or debt financings or other strategic transactions. There can be no assurance that we will achieve profitable operations or that additional capital or debt financing will be available when needed, on favorable terms, or at all. Any additional financing, if obtained, may not be sufficient to meet our obligations or support our long-term business strategy. In addition, any equity financing, debt financing with an equity component, or other strategic transaction could result in significant dilution to our stockholders.

3.	PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	March 31,	December 31,
	2026	2025
Vendor prepayments	$1,453	$1,303
Prepaid insurance	63	111
Other	556	656
Total prepaid expenses and other current assets	$2,072	$2,070

4.	INVENTORY

Inventories are stated at the lower of cost and net realizable value. Costs are determined using the first in-first out (FIFO) method. As of March 31, 2026 and December 31, 2025, inventory consists of the following:

	March 31,	December 31,
	2026	2025
Finished goods	$6,007	$5,176
Work in process	810	729
Raw materials	3,606	3,861
Total inventory	$10,423	$9,766

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Office furniture and equipment	$269	$275
Computer equipment and software	316	310
Land, buildings and leasehold improvements	8,517	8,665
Autos	771	771
Machinery and equipment	10,102	10,404
Total property and equipment	19,975	20,425
Less accumulated depreciation	(7,663)	(7,332)
Property and Equipment, net	$12,312	$13,093

Depreciation expense during the three months ended March 31, 2026 and 2025 was $0.6 million and $0.7 million respectively. For the three months ended March 31, 2026 and 2025, depreciation expense recognized in Operating expenses was $0.1 million and $0.1 million, respectively. Depreciation recognized in Cost of Revenues for the three months ended March 31, 2026 and 2025 was $0.5 million and $0.6 million respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

           The Company recorded a goodwill impairment charge of $10.8 million during the three months ended March 31, 2025. As a result, the Company has no goodwill balance as of December 31, 2025 or March 31, 2026.

Intangible assets, net, as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(2,997)	$5,077	11
Trade name	1,756	(717)	1,039	10
Customer relationships	444	(208)	236	13
Backlog	185	(185)	-	1
Patents	640	(108)	532	20
Intangible assets	$11,099	$(4,215)	$6,884

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(2,814)	$5,260	11
Trade name	1,756	(673)	1,083	10
Customer relationships	444	(199)	245	13
Backlog	185	(185)	-	1
Patents	640	(101)	539	20
Intangible assets	$11,099	$(3,972)	$7,127

Amortization expense for each of the three months ended March 31, 2026, and 2025 was $0.2 million in each period. Amortization expense recognized in Operating expenses for the three months ended March 31, 2026 and 2025 was $0.1 million in each period. Amortization expense recognized in Cost of Revenues for the three months ended March 31, 2026 and 2025 was $0.1 million in each period.

Total estimated amortization on the Company’s intangible assets for each of the years ending  December 31, 2026 through 2030 and thereafter is as follows:

Calendar Years	Amortization Expense
Remaining 2026	$723
2027	961
2028	957
2029	956
2030	956
Thereafter	2,331
$6,884

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

The major components of accrued expenses and long-term liabilities are summarized as follows:

	March 31,	December 31,
	2026	2025

Accrued Expenses:
Accrued salaries and bonus	$1,660	$1,239
Accrued vacation	269	309
Vendor accruals	17	57
Accrued warranty	6	6
Other accrued expense	1,085	1,274
Total accrued expenses	$3,037	$2,885

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,182	$1,203
Acquired long-term liability	2,755	2,939
Total other long-term liabilities	$3,937	$4,142

Acquired long-term liability of $2.8 million consists of a restructuring debt settlement from the acquisition of Amiga. Approximately $0.5 million is current and included in other accrued expenses and the remainder is categorized in long-term liability. The debt restructuring was entered into in 2021 for a nine-year term with four years and nine months remaining at March 31, 2026. Payments are due quarterly as a percentage of the remaining balance due.

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time. As of March 31, 2026, after consulting with legal counsel, management believes there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

9.	LEASES

On September 1, 2020, the Company entered into a five-year operating lease for their headquarters building in San Diego, California. The term of the existing lease was extended until February 28, 2026 and subsequently until September 30, 2026. The agreement provides that the Landlord may terminate the lease upon ninety (90) days’ prior written notice to the Company. On April 27, 2026, the landlord exercised its right to terminate the lease for San Diego. The lease will now terminate on July 26, 2026. The termination will not result in any material early termination penalties to the Company, and the Company does not expect to have any material ongoing obligations under the lease following the termination date. The Company is evaluating its options with respect to its headquarters’ location and does not expect the termination to have a material adverse effect on its operations. The Company has additional factory locations in Chicago, Illinois; Belgrade and Kraljevo in Serbia; and a sales and administration office in Abu Dhabi, United Arab Emirates.

The table below summarizes the Company’s lease related assets and liabilities as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Lease assets	$1,474	$1,358

Lease liabilities
Current operating lease liabilities, included in current liabilities	$711	$484
Noncurrent operating lease liabilities, included in long-term liabilities	735	815
Total Lease liabilities	$1,446	$1,299

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date.

The future rental commitments for our operating leases are as follows:

2026	$702
2027	498
2028	390
Thereafter	-
Total undiscounted future minimum payments	1,590
Less imputed interest	(144)
Total lease liability	$1,446

The weighted average remaining lease term and weighted average discount rate for our operating leases as of March 31, 2026 are as follows:

Weighted average remaining lease term (years)	1.93
Weighted average discount rate	10%

10.	INCOME TAXES

There was no Federal income tax expense for the three months ended March 31, 2026 or 2025 due to the Company’s net losses. Income tax expense represents the minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. As of March 31, 2026, no benefit has been provided for the quarter-to-date and year-to-date loss. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

11.	STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company has the right, but not the obligation, to sell shares of its common stock having an aggregate offering price of up to $15.6 million, subject to certain terms and conditions. The At Market Issuance program generated aggregate net proceeds of $3.4 million during the three months ended March 31, 2026.

Stock Options

Stock options may be granted to new and existing employees and other eligible participants under the Company’s equity incentive plan. New employee option grants generally have a term of ten years and vest ratably over four years.

Option activity for the three months ended March 31, 2026 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2025	737,450	$5.33
Granted	243,500	1.63
Forfeited	-	-
Outstanding at March 31, 2026	980,950	$4.41
Vested and Exercisable at March 31, 2026	87,432	$0.16

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends paid during the life of the options granted during the three months ended March 31, 2026. No options were granted during the three months ended March 31, 2025.

Three Months Ended March 31,
2026
Expected volatility	90.28% - 90.39%
Expected term (Years)	5.0 - 6.5 Years
Risk-free interest rate	3.92% - 4.15%
Weighted-average FV	$1.19

The Company’s stock option compensation expense was $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. There was $0.6 million of total unrecognized compensation costs related to outstanding stock options at March 31, 2026 which will be recognized over 3.5 years. There were no options exercised in the three months ended March 31, 2026. The number of stock options vested and unvested as of March 31, 2026 were 775,555 and 205,395, respectively. Stock-based compensation expense is generally included in selling, general and administrative expenses in the consolidated statement of operations.

Restricted Stock Units

There were no stock compensation expenses related to restricted stock units or performance stock units for the three months ended March 31, 2026. Stock compensation expense related to restricted stock units was $35 thousand during the three months ended March 31, 2025. Stock compensation expense related to performance stock units was $0.2 million during the three months ended March 31, 2025. There are no further unrecognized stock compensation expenses related to restricted stock units remaining to be recognized at this time.

Restricted Stock Awards

The Company issues restricted stock awards to non-employee members of its board of directors as compensation for such members’ services. Such grants generally vest ratably over four quarters. The common stock related to these awards are issued to an escrow account on the date of grant and released to the grantee upon vesting. The fair value is determined based on the closing stock price of the Company’s common stock on the date granted and the related expense is recognized ratably over the vesting period.

A summary of activity of the restricted stock awards for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	-	$3.09
Granted	214,732	1.75
Vested	(53,683)	1.47
Nonvested at March 31, 2026	161,049	$1.75

Stock compensation expense related to restricted stock awards was $0.1 million for the three months ended March 31, 2026 and $0.1 million for the three months ended March 31, 2025. Fair values of restricted stock vested during each of the three months ended March 31, 2026 and 2025 were $0.1 million for each period.

As of March 31, 2026, there were unvested shares of common stock representing $0.3 million of unrecognized restricted stock grant expense which will be recognized over 9 months.

Warrants

During the three months ended March 31, 2026, the Company had an outstanding warrant to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 issued to a consultant for investor relations services to be provided over a five-year period. The warrants are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrant is $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrant was recorded to prepaid expenses and other current assets to be recognized over the service period. During the three months ended March 31, 2026, $0.1 million was recorded as expense and at March 31, 2026, $0.6 million of cost has not been recognized and will be recognized over the next 2.0 years.

A summary of activity of warrants outstanding for the three months ended March 31, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	200,000	$17.00
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2026	200,000	$17.00
Exercisable at March 31, 2026	-	-

Outstanding warrants at  March 31, 2026 have a weighted average remaining contractual life of 2.0 years and will expire in March 2028. The Outstanding shares of the warrants at March 31, 2026 have no intrinsic value.

12.	REVENUES

For each of the identified periods, revenues are categorized as follows:

	Three Months Ended
	March 31,
	2026	2025
Product sales	$2,881	$5,970
Maintenance fees	80	67
Professional services	89	69
Shipping and handling	78	256
Discounts and allowances	-	(38)
Total revenues	$3,128	$6,324

The following table disaggregates revenue from our clients by significant geographic area for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
United States	$1,555	$4,798
Serbia	679	764
Romania	452	391
Croatia	211	298
Montenegro	194	73
Bosnia	13	-
Other	24	-
Total revenue	$3,128	$6,324

During the three months ended March 31, 2026 and 2025, less than 1% and 14% of revenues were derived from federal customers, respectively, while 21% and 33% of revenues were derived from state and local governments, respectively. In addition, 51% of revenues in the three months ended March 31, 2026 were sales made outside of the U.S. compared to 25% in the prior year.

At March 31, 2026 and 2025, deferred revenue was $2.7 million and $1.9 million, respectively. These amounts consisted mainly of customer deposits in the amount of $1.8 million and $0.7 million for March 31, 2026 and 2025, respectively, and prepaid multi-year maintenance plans for previously sold products which account for $0.9 million and $1.2 million for March 31, 2026 and 2025, respectively, and pertain to services to be provided through 2035. Revenue recognized during the three months ended March 31, 2026 and 2025 which pertained to revenue deferred in prior years was $80 thousand and $48 thousand, respectively.

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

The following table provides the activity for the contract liabilities recognized:

	Three Months Ended
	March 31,
	2026	2025
Beginning Balance	$2,490	$1,647
Additions	311	324
Recognized in revenue	(116)	(72)
Ending Balance	$2,685	$1,899

13.	SEGMENT REPORTING

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

14.	RISKS AND UNCERTAINTIES

The impacts of rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, including conflicts and instability in the Middle East, and changes in trade policy, including the imposition of tariffs and shifts in international alliances, have resulted, and may continue to result, in global economic uncertainty and a slowdown in economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients and as a result, those provided by the Company, while also disrupting supply channels, sales channels, transportation routes, customer procurement processes and marketing activities for an unknown period of time. In particular, escalation of hostilities involving Iran, Israel, the United States, regional governments or regional proxy groups could adversely affect regional stability, disrupt shipping lanes, impair access to ports and transportation routes, increase fuel, freight, insurance and security costs, and delay or prevent the movement of components and finished products. Armed conflict, maritime attacks, vessel seizures, blockades, port closures, sanctions, export controls, customs restrictions, banking restrictions, currency instability or other governmental measures affecting the Middle East could also impair the Company’s ability to conduct business, collect receivables, perform under contracts, pay vendors, repatriate funds or realize the expected benefits of its international growth initiatives, including in the Middle East and Africa.

Additionally, recent changes to U.S. policy related to tariffs implemented by the U.S. Congress, and the Executive Branch and the responses of other nations to such actions have impacted and may in the future impact, among other things, the U.S. and global economy, international alliances and trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty regarding economic activity, the Company is unable to predict the size and duration of the impact to revenue and its results of operations, if any, of actions taken to date and those that may occur in the future. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

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

15.	SUBSEQUENT EVENTS

Management has evaluated events that have occurred subsequent to the date of these condensed consolidated financial statements through the date of filing. Based upon this review, the Company identified the following subsequent event that requires disclosure but did not require adjustment to the financial statements.

On April 27, 2026, the landlord for our San Diego headquarters exercised its right to terminate the lease by providing ninety days’ written notice. The lease which was extended on January 26, 2026 and was scheduled to expire on September 30, 2026, will now terminate on July 26, 2026. The Company is evaluating its options with respect to its headquarters' location and does not expect the termination to have material adverse effect on its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Report to “we,” “us,” “our,” the “Company” or “Beam” means Beam Global, a Nevada corporation, and its subsidiaries. All amounts are presented in thousands if not otherwise noted.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. Important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price, or absence of stock price appreciation;

(b)	fluctuation in quarterly results, including as a result of order timing, customer procurement processes, project approval timelines and budget cycles;

(c)	failure of the Company to generate sufficient revenues, improve gross margins or achieve profitability;

(d)	inadequate capital to continue or expand its business, and the inability to raise additional capital or financing to implement its business plans;

(e)	the Company’s ability to collect accounts receivable, convert backlog into revenue and manage working capital requirements;

(f)	risks associated with international operations, foreign currency fluctuations, foreign regulations, geopolitical instability, war, terrorism or other conflict, including conflicts or tensions in the Middle East involving Iran, Israel, the United States, regional governments or regional proxy groups;

(g)	material weaknesses in the Company’s internal control over financial reporting and the Company’s ability to remediate those weaknesses;

(h)	reductions in demand for the Company’s products and services, whether because of competition, general industry conditions, loss of tax incentives for solar power, technological obsolescence, or other reasons;

(i)	litigation with, or legal claims and allegations, by outside parties;

(j)	insufficient revenues to cover operating costs, resulting in persistent losses;

(k)	rapid and significant changes to costs of raw materials from government tariffs or other market factors;

(l)	the Company’s ability to realize the anticipated benefits of its strategic initiatives, new products, acquisitions, joint ventures, reseller and distributor relationships, and international growth initiatives;

(m)	the preceding and other factors discussed in Part II, Item 1A, “Risk Factors,” and other reports we may file with the Securities and Exchange Commission from time to time; and

(n)	the factors set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled "Risk Factors" and elsewhere in this Form 10-Q and the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We provide energy storage technologies that make commodity battery cells safer, longer lasting and more energy efficient. Our battery management systems, and associated thermal packaging, make batteries safer and usable in a variety of mobility, energy-security, and stationary applications.

Our street lighting and other street furniture products are mass-produced and sold in 18 nations globally. We are increasingly adding power electronics, energy storage, computing, sensing, and reporting to our street furniture products as we evolve them to provide greater levels of Smart Cities services.

Beam’s renewably energized infrastructure products and proprietary technology solutions target markets:

●	EV and AV charging infrastructure;

●	Smart Cities infrastructure;

●	Energy storage solutions;

●	Energy security and disaster preparedness;

●	Transportation infrastructure products; and

●	Power electronics and telecommunications equipment

The Company creates high-quality products that are powered primarily by secure and innovative energy sources, rapidly deployable, have diverse use cases and are attractively designed. We believe that there is a growing demand for rapidly deployable and highly scalable EV and AV charging and infrastructure for Smart Cities, and that our EV ARC™, BeamSpot™ and other street furniture products are designed to address this demand. We are agnostic to the EV charging service equipment as we do not sell EV charging, rather we sell products which enable it. Our EV ARC™ and BeamSpot™ products replace the traditional infrastructure required to support EV chargers, not the chargers themselves.

We have over thirty years of experience deploying street-lighting, transportation, energy and telecommunications infrastructure products as a result of our 2023 acquisition of Amiga in Serbia. We also acquired relationships with existing customers to whom we are now able to sell our portfolio of innovative energy, mobility and transportation infrastructure products as well as our Smart Cities products.

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

Overall Business Outlook

Revenues for the three months ended March 31, 2026 were $3.1 million, a decrease of $3.2 million, compared to $6.3 million for the three months ended March 31, 2025. The Company believes the decline is primarily a function of order timing rather than a fundamental change in demand for its products. Historically, the first quarter is the Company’s lowest revenue period, as customer procurement processes, government budget cycles, and project approval timelines tend to be concentrated in later quarters.

As of March 31, 2026, the Company's backlog was approximately $9.0 million, an increase of $3.0 million from $6.0 million as of December 31, 2025. More than half of the backlog is attributable to our Smart Cities products, approximately one-third to its energy storage products, and the balance to EV ARC™ and related products. Management believes the strength of the current backlog is indicative of continued demand which we believe will lead to an improvement in revenue in subsequent quarters.

The composition of revenue shifted meaningfully during the period compared to the prior year period. International customers comprised 51% of revenue for the three months ended March 31, 2026 compared to 25% for the same period in 2025 as a result of our continued integration of our Serbian acquisitions.

Revenues from non-government commercial entities as a percentage of total revenue increased 48% year-over-year and represented 78% of total revenues for the three months ended March 31, 2026. Sales to federal, state and local governments represented 22% of revenues for the three months ended March 31, 2026 compared to 47% for the same period in 2025.

The Company believes that as electric vehicle adoption continues to expand and its products reach a larger international audience, the impact of period-to-period order timing variability on reported revenues will diminish over time.

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

We have a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. In addition, the GSA awarded Beam Global a federal blanket purchase agreement in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In Q2 2025, the contract was extended until October 31, 2030. Although this purchasing contract is not being regularly used by U.S. Federal government agencies, we have made sales to other non-Federal government entities in the U.S. using this contract vehicle and we believe that having this contract extended through 2030 and also having it made available to non-Federal government agencies has assisted us in closing sales in 2025 and will continue to assist in streamlining our selling processes in 2026. To the extent the federal government resumes procurement of electric vehicles and EV charging infrastructure, we believe this contract provides a streamlined and efficient channel to sell to the federal government, which operates the largest fleet in the world.

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

In the three months ended March 31, 2026, we recorded revenues of $11 thousand for federal customers, compared to $894 thousand for the same period in 2025. The decrease was primarily attributable to reduced purchasing activity by U.S. federal agencies following changes in federal executive priorities relating to fleet electrification and EV charging infrastructure. During prior periods, federal initiatives supporting EV adoption and charging infrastructure contributed to increased federal customer demand for our products. The timing and extent of any future federal demand will depend in part on federal policy priorities, agency procurement activity, available funding and broader market adoption of electric vehicles and related charging infrastructure.

Our commercial, non-government, revenues increased as a percentage of our revenues from 53% to 78% from the first three months of 2025 compared to the first three months of 2026. Our geographic expansion into Europe and our additional business development activities in the Middle East and Africa are, we believe, also providing opportunities for growth which are not dependent on, or impacted by, shifts in U.S. government zero emission vehicle policies. The new products we have brought to market offer values, which are also not dependent upon U.S. federal government investment.

We expect the electric vehicle market to continue to experience significant growth globally over the next decade, which will in turn increase demand for additional EV charging infrastructure. We believe we are positioned to benefit significantly from this growth. Additionally, we are in compliance with the Build America, Buy America Act (BABA), which ensures that our U.S. products are manufactured for our U.S. customers in the United States using a sufficient amount of domestically sourced materials. Furthermore, we have obtained the CE mark (Conformité Européenne) for our EV ARC™, BeamBike™, BeamWell™ and BeamPatrol™ products, indicating that those products comply with applicable European Union health, safety and environmental protection requirements and may be freely traded within the European Economic Area. We believe these certifications strengthen our credibility, consumer trust, and increase demand for our products, particularly among federal, state, and local government agencies. We also manufacture many products which are not related to EV charging such as our batteries, energy security and smart cities products. Although current federal policy priorities have reduced support for transportation electrification, the Company believes that domestic manufacturing, energy storage and energy security remain areas of potential federal and commercial demand. The Company believes its compliance with BABA may continue to support its competitive position as customers place greater emphasis on U.S.-manufactured critical infrastructure products.

With our acquisitions of Amiga and Telcom, we now have facilities in Europe that can manufacture and sell Beam Global products for the European market. Europe is the largest market in the world for EVs and is a strong proponent of clean energy. We believe there is a lot of potential for growth in this region. We also expect the EV market to continue to experience significant growth over the next decade which will require additional EV charging infrastructure. We believe our products are uniquely positioned to benefit from this growth. Our geographic expansion into Europe and our additional business development activities in the Middle East and Africa are, we believe, also providing opportunities for growth which are not dependent on, or impacted by, shifts in US government and zero emission vehicle strategies. The new products we have brought to market offer values which are also not dependent upon US federal government investment. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized EV ARCTM and BeamSpot™ products can play a major role in the provision of EV charging infrastructure in Europe.

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

In June 20, 2025, Beam entered into a joint venture agreement with the Platinum Group L.L.C, a diversified, multi-billion-dollar conglomerate operating in energy, real estate, finance and investing, healthcare, information technology, sports and entertainment, food services and legal services in the Emirate of Abu Dhabi, United Arab Emirates. Chaired by His Royal Highness, Sheikh Mohammed Sultan Bin Khalifa Al-Nahyan, the Platinum Group UAE is recognized for its well-established and trusted relationships across government and industry. Beam Global and the Platinum Group has formed a new entity, Beam Middle East LLC, a limited liability company in Abu Dhabi which will sell and manufacture Beam Global’s patented sustainable infrastructure solutions for transportation electrification, energy storage, energy security, and smart city development across the Middle East and African regions. We believe this joint venture marks a significant milestone in our global expansion strategy and positions us to capture growth in a region projected to invest over $1 trillion in renewable energy by 2030. Beam Middle East is headquartered in Masdar City, a pioneering sustainable urban community and world-class business and technology hub. Masdar City is located in Abu Dhabi, the capital of the United Arab Emirates, strategically positioned at the center of the country’s drive toward a net-zero greenhouse-gas emissions by 2050.

Over the long term, the Company expects revenue to grow as it expands its product offerings and geographic reach, supported by anticipated increases in global demand for electric vehicle charging infrastructure. The Company does not anticipate significant pricing pressure on its products. The combination of expected revenue growth and the cost reduction measures described above leads management to believe that gross margins will improve over time.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025

Revenues. For the three months ended March 31, 2026, our revenues decreased 51% to $3.1 million compared to $6.3 million for the same period in 2025. Revenues derived from non-government, commercial entities represented 78% of total revenues for the three months ended March 31, 2026 compared to 53% for the three months ended March 31, 2025. During the three months ended March 31, 2026, $0.7 million, or 22% of product sales, were to federal, state and local government customers compared to 47% for the three months ended March 31, 2025.

The Company expects reduced U.S. federal government purchasing activity to continue in the near term, reflecting changes in U.S. federal policy priorities relating to fleet electrification and EV charging infrastructure.  However, the Company believes U.S. federal agencies may continue to represent a potential long-term opportunity for its products, particularly if federal policy priorities change or if broader market adoption of electric vehicles and related charging infrastructure increases demand. The timing and extent of any future federal demand remain uncertain and will depend in part on federal policy priorities, agency procurement activity, available funding and broader market conditions.

The Company continues to invest in sales, marketing personnel, resources and programs to raise awareness of the benefits and value of its products. The receipt of orders may continue to be uneven due to customer procurement processes, project approval timelines and government budget cycles. However, the Company believes that continued growth in EV adoption, energy security requirements, Smart Cities infrastructure needs and infrastructure funding may reduce the impact of period-to period variations in individual order timing over time.

The Company continues to seek to broaden its revenue base by expanding its customer mix, geographic reach and product applications beyond U.S. federal government sales.  The Company believes its rapidly deployable infrastructure solutions may be well-positioned to address customer needs in these markets; however, there can be no assurance that these opportunities will offset reduced U.S. federal customer demand or that U.S. federal customer demand will return to prior levels.

Gross Loss (Profit). The Company reported a gross loss of $0.4 million, representing a negative gross margin of 13.3% for the three months ended March 31, 2026, compared to a gross profit of $0.5 million, or a positive gross margin of 7.9% for the same period in 2025. Gross results for the three months ended March 31, 2026 included non-cash charges of $0.5 million for depreciation and $0.2 million for amortization of intangible assets arising from the All-Cell acquisition. Gross results for the three months ended March 31, 2025 included non-cash charges of $0.6 million for depreciation and $0.2 million for amortization of intangible assets. The Company expects gross margins to improve as revenues grow and fixed overhead absorption increases.

Operating Expenses and Impairment of Goodwill. Total operating expenses were $6.3 million for the three months ended March 31, 2026, compared to $16.0 million for the same period in 2025. The prior period included a non-cash goodwill impairment charge of $10.8 million, and no such charge was recorded for the three months ended March 31, 2026.

Adjusted operating expenses increased by approximately $1.0 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily attributable to a $1.6 million increase in the provision for credit losses, partially offset by reductions in salaries and benefits, facilities, and other general and administrative expenses. The $1.6 million increase in the provision for credit losses relates to a single customer balance that became subject to reserve in accordance with the Company's policy.

Liquidity and Capital Resources

At March 31, 2026, we had cash of $2.0 million, compared to $1.0 million at December 31, 2025. We have historically met our cash needs through equity financings and through cash flow from operations. Our cash requirements are generally for operating activities and acquisitions.

Management believes the Company’s present cash flows will enable it to meet its obligations for twelve months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	March 31,
	2026	2025
Cash provided by (used in):
Net cash used in operating activities	$(2,268)	$(1,760)
Net cash used in investing activities	$(47)	$(70)
Net cash provided by (used in) financing activities	$3,412	$(15)

For the three months ended March 31, 2026, our cash used in operating activities was $2.3 million compared to $1.8 million for the three months ended March 31, 2025. Cash used in operations included a $0.1 million increase in prepaid expenses and other current assets, $0.8 million increase in inventory, $0.3 million decrease in operating lease liability, $0.1 million decrease in sales tax payable, and $0.2 million decrease in other long-term liabilities. In addition, cash provided by operations included $1.7 million increase in accounts receivable, $0.4 million increase in accounts payable, $0.2 million increase in accrued expenses and $0.2 million in deferred revenue.

Cash used in investing activities in the three months ended March 31, 2026 was $47 thousand related to purchase of property and equipment. Cash used in investing activities during the three months ended March 31, 2025 of $70 thousand was primarily related to $54 thousand of equipment purchases, with remainder related to funding of patent costs.

For the three months ended March 31, 2026, cash provided by our financing activities was $3.4 million related to sale of common stock under the Sales Agreement with B. Riley. Cash used in financing activities during the three months ended March 31, 2025 of $15 thousand was related to repayments of a note payable of a vehicle lease.

Current assets decreased to $19.2 million at March 31, 2026 from $21.0 million at December 31, 2025, primarily due to a decrease of $3.5 million in accounts receivable which includes an $1.8 million increase in the reserve for credit losses partially offset by a $1.0 million increase in cash. Current liabilities increased to $13.0 million at March 31, 2026 from $12.1 million at December 31, 2025, due to increases of $0.3 million in accounts payable, $0.2 million in accrued expenses, $0.3 million in deferred revenue, and $0.2 million in operating lease liabilities partially offset by $0.1 million decrease in sales tax payable.

As a result, our working capital decreased $2.7 million to $6.2 million at March 31, 2026 from $8.9 million at December 31, 2025. The Company notes that $1.8 million of this decrease is attributable to the non-cash increase in the reserve for credit losses related to a single customer balance reserved in accordance with the Company's policy.

The Company may be required to raise capital through equity or debt financings to fund its operations until it achieves positive cash flow The proceeds from these offerings are expected to be used to provide working capital to fund business operations and the development of new products. Management cannot currently predict when or if it will achieve positive cash flow. There is no guarantee that profitable operations will be achieved, or that additional capital or debt financing will be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders.

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

On April 11, 2025, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which we may issue and sell shares of our common stock from time to time, at our option, through B. Riley as our sales agent, subject to certain terms and conditions. Upon our delivery and B. Riley’s acceptance of a placement notice, B. Riley will use commercially reasonable efforts to sell shares, consistent with its normal trading and sales practices, in transactions deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by B. Riley and us. B. Riley may also sell the shares of common stock in negotiated transactions, subject to our prior approval. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 (File No. 333-272396), as supplemented by a prospectus supplement dated April 11, 2025 and November 13, 2025, which allows us to sell up to $15.6 million in shares of our common stock (the “ATM Prospectus Supplement”). We will pay B. Riley a commission of up to 2.5% of the gross proceeds of the sale of any shares sold through B. Riley. As of March 31, 2026, the Company has $11.9 million remaining available for issuance and sale under the ATM Prospectus Supplement to the Company’s effective shelf registration statement on Form S-3.

Management believes that continued operational improvements may support the Company’s ability to execute its strategic plan and pursue profitable growth over time. These efforts are anticipated to include the addition of sales personnel and independent sales channels, reductions in direct costs due to engineering and manufacturing improvements, continued management of overhead costs, increased overhead absorption resulting from volume growth, process improvements and negotiating with vendors to reduce to cost, increased public awareness of the Company and its products, and improving the timing of the average sales cycle. Management believes that these steps, if successful, may enable the Company to generate sufficient revenue to continue operations. There is no assurance, however, as to whether or when the Company will be able to achieve those operating objectives.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weakness in internal controls as identified below.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2025, Management identified the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

The Company continues to evaluate and implement remediation measures intended to address the identified material weaknesses in internal control over financial reporting. However, during the quarter ended March 31, 2026, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financials reporting. The material weaknesses will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed, implemented and operating effectively. As management continues to evaluate and improve disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

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

Item 1A. Risk Factors

In addition to the risk factors set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Certificate of Correction to the Amendment After Issuance of Stock filed December 15, 2023	10-K	001-38868	3.6	4/11/2025

3.7	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.8	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Common Stock Purchase Warrant dated March 22, 2023	10-Q	000-53204	4.1	5/15/2025

10.1	Lease Extension Agreement dated January 26, 2026	8-K	001-38868	10.1	1/29/2026

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL					X

*Represents a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2026	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Lisa A. Potok
Lisa A. Potok, Chief Financial Officer (Principal Financial/Accounting Officer)