Form 10-Q
period 2026-06-30
Beam Global
filed 2026-08-19
CIK 1398805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number 001-38868

Beam Global

(Exact name of Registrant as specified in its charter)

Nevada	26-1342810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6370 Nancy Ridge Dr., Suite 105 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

The number of registrant's shares of common stock, $0.001 par value, issuable and outstanding as of August 17, 2026 was 22,633,315.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Beam Global

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$1,025	$969
Accounts receivable, net of allowance for credit losses of $2,779 and $939	6,741	8,236
Prepaid expenses and other current assets	1,654	2,070
Inventory, net	8,259	9,766
Total current assets	17,679	21,041

Property and equipment, net	11,956	13,093
Operating lease right of use assets	1,745	1,358
Intangible assets, net	6,644	7,127
Deposits	135	113
Total assets	$38,159	$42,732

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,988	$5,925
Accrued expenses	3,471	2,885
Sales tax payable	932	843
Deferred revenue, current	1,273	1,800
Note payable, current	70	68
Contingent consideration, current	-	104
Operating lease liabilities, current	415	484
Total current liabilities	12,149	12,109

Deferred revenue, noncurrent	586	690
Note payable, noncurrent	95	131
Other liabilities, noncurrent	2,565	2,939
Deferred tax liabilities, noncurrent	1,169	1,203
Operating lease liabilities, noncurrent	1,339	815
Total liabilities	17,903	17,887

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 22,267,380 and 19,124,163 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	22	19
Additional paid-in-capital	162,348	156,446
Accumulated deficit	(141,581)	(131,646)
Accumulated Other Comprehensive Income (AOCI)	(533)	26

Total stockholders' equity	20,256	24,845

Total liabilities and stockholders' equity	$38,159	$42,732

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$8,562	$7,075	$11,690	$13,399

Cost of revenues	7,035	5,641	10,577	11,464

Gross profit	1,527	1,434	1,113	1,935

Operating expenses	4,523	5,901	10,819	11,166

Impairment of goodwill	-	-	-	10,780

Loss from operations	(2,996)	(4,467)	(9,706)	(20,011)

Other (expense) income
Interest income	1	14	6	37
Other (expense) income	(82)	182	(228)	186
Interest expense	(3)	(7)	(7)	(13)
Total Other (expense) income	(84)	189	(229)	210

Net Loss	$(3,080)	$(4,278)	$(9,935)	$(19,801)

Net foreign currency translation (expense) benefit	(250)	633	(559)	1,094

Total Comprehensive Loss	$(3,330)	$(3,645)	$(10,494)	$(18,707)

Net Loss per share - basic/diluted	$(0.14)	$(0.28)	$(0.47)	$(1.30)

Weighted average shares outstanding - basic/diluted	21,893	15,499	21,187	15,272

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Stock	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2025	19,124	$19	$156,446	$(131,646)	$26	$24,845
Stock issued for director services - vested	54	-	94	-	-	94
Stock issued to (released from) escrow account - unvested	(54)	-	-	-	-	-
Employee stock-based compensation expense	215	-	343	-	-	343
Impact of foreign currency translation	-	-	-	-	(309)	(309)
Sale of stock under ATM agreement	1,798	3	3,409	-	-	3,412
Net loss	-	-	-	(6,855)	-	(6,855)
Balance at March 31, 2026	21,137	22	160,292	(138,501)	(283)	21,530
Stock issued for director services - vested	54	-	94	-	-	94
Stock issued to (released from) escrow account - unvested	(54)	-	-	-	-	-
Settlement of earnout related to acquisition	59	-	104	-	-	104
Employee stock-based compensation expense	-	-	45	-	-	45
Impact of foreign currency translation	-	-	-	-	(250)	(250)
Sale of stock under ATM agreement	1,071	-	1,813	-	-	1,813
Net loss	-	-	-	(3,080)	-	(3,080)
Balance at June 30, 2026	$22,267	$22	$162,348	$(141,581)	$(533)	$20,256

Balance at December 31, 2024	14,919	$15	$147,072	$(104,643)	$(1,156)	$41,288
Stock issued for director services - vested	30	-	94	-	-	94
Stock issued to (released from) escrow account - unvested	94	-	-	-	-	-
Employee stock-based compensation expense	-	-	352	-	-	352
Impact of foreign currency translation	-	-	-	-	461	461
Net loss	-	-	-	(15,523)	-	(15,523)
Balance at March 31, 2025	$15,043	$15	$147,518	$(120,166)	$(695)	$26,672
Stock issued for director services - vested	30	-	93	-	-	93
Stock issued to (released from) escrow account - unvested	(30)	-	-	-	-	-
Settlement of earnout related to acquisition	28	-	93	-	-	93
Employee stock-based compensation expense	-	-	138	-	-	138
Stock based compensation	336	-	1,349	-	-	1,349
Impact of foreign currency translation	-	-	-	-	633	633
Sale of stock under ATM agreement	1,452	1	2,191	-	-	2,192
Net loss	-	-	-	(4,278)	-	(4,278)
Balance at June 30, 2025	$16,859	$16	$151,382	$(124,444)	$(62)	$26,892

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated Financial Statements

Beam Global

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(9,935)	$(19,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	1,763
Provision on credit losses	1,840	252
Change in fair value of contingent consideration liabilities		-
Impairment of goodwill	-	10,780
Stock-based compensation	737	2,181
Disposal of property and equipment	41	48
Amortization of operating lease right of use asset	741	67
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(431)	2,004
Prepaid expenses and other current assets	246	477
Inventory	1,165	1,494
Deposits	(22)	(3)
Increase (decrease) in:
Accounts payable	136	(1,859)
Accrued expenses	603	356
Operating lease liability	(674)	-
Sales tax payable	91	299
Deferred revenue	(619)	(24)
Other long term liabilities	(334)	(112)
Net cash used in operating activities	(4,755)	(2,078)

Investing Activities:
Purchase of property and equipment	(177)	(811)
Funding of patent costs	(4)	(27)
Net cash used in investing activities	(181)	(838)

Financing Activities:
Proceeds from sale of common stock under ATM agreement, net of offering costs	5,226	2,192
Repayments of note payable	-	(30)
Net cash provided by (used in) financing activities	5,226	2,162

Effect of exchange rate changes	(234)	(405)

Net increase (decrease) in cash	56	(1,159)
Cash at beginning of period	969	4,572
Cash at end of period	$1,025	$3,413

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7	$13

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,134	$-
Settlement of earnout related to acquisition	$104	$93

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

Beam is a sustainable technology innovation company headquartered in San Diego, California with offices in the U.S. in San Diego, California, Yuma, Arizona and Broadview, Illinois; in Europe in Belgrade and Kraljevo, Serbia; and in Abu Dhabi, United Arab Emirates ("UAE"). We develop, design, engineer, manufacture, and sell high-quality, rapidly deployed and autonomous infrastructure products for electric and autonomous vehicle (“EV and AV”) charging, energy security and disaster preparedness and highly energy-dense battery solutions in safe, compact and unique and bespoke form-factors which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid. Additionally, we manufacture structures with integrated intelligence and electronics such as street lighting, cell towers and energy infrastructure products for Smart Cities (the interconnected physical and digital elements within a city that utilize technology to enhance efficiency, sustainability, and quality of life for residents). We further design, engineer and manufacture specialized power electronics including inverters, charge controllers, power supplies and LED lighting.

Our charging products are rapidly deployed without the need for construction or electrical work.  Our sustainable technology products are designed to replace an electrical installation process with an easy, robust and reliable product at a low cost of total ownership.

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

Beam's renewable energy infrastructure products and proprietary technology solutions target the following markets:

●	EV and AV charging infrastructure;

●	Smart Cities infrastructure;

●	Energy storage solutions;

●	Energy security and disaster preparedness;

●	Transportation infrastructure products; and

●	Power electronics and telecommunications equipment

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2026 and 2025, and our financial position as of June 30, 2026, have been made. All amounts are presented in thousands if otherwise noted. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

The Company maintains its cash in banks and financial institutions deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts from inception through June 30, 2026. As of June 30, 2026, approximately $0.8 million of the Company’s cash deposits were greater than the federally insured limits.

Major Customers

For the three months ended June 30, 2026, two customers accounted for 13% and 11% of total revenues, respectively, and for the three months ended June 30, 2025, one customer accounted for 10% of total revenue. At June 30, 2026, three customers accounted for 13%, 13%, and 12%, respectively, of total accounts receivable and at December 31, 2025, one customer accounted for 27% of total accounts receivable. For the six months ended June 30, 2026 and 2025, the Company’s concentration of sales to federal, state and local governments represented 33% and 40% of revenues, respectively.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s continuing operations:

	June 30,	December 31,
	2026	2025

Assets - Serbia	$18,032	$19,144
Assets - U.S.	19,985	23,479
Assets - UAE	142	109
Total Assets	$38,159	$42,732

Liabilities - Serbia	$7,769	$7,490
Liabilities - U.S.	9,919	10,376
Liabilities - UAE	215	21
Total Liabilities	$17,903	$17,887

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Sales - Serbia	$3,984	$3,300	$5,556	$4,826
Sales - U.S.	4,498	3,775	6,054	8,573
Sales - UAE	80	-	80	-
Total Revenues	$8,562	$7,075	$11,690	$13,399

Net Income/(Loss) - Serbia	$(266)	$691	$(1,014)	$(6,000)
Net Income/(Loss) - U.S.	(2,827)	(4,969)	(8,927)	(13,801)
Net Income/(Loss) - UAE	13	-	6	-
Total Net Loss	$(3,080)	$(4,278)	$(9,935)	$(19,801)

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Management reviews accounts receivable on a periodic basis to determine if any receivables may become uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, dialogue with the customer, the financial profile of a customer, the Company’s historical write-off experience, net of recoveries, and economic conditions. Exposure to losses from receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. A summary of the allowance for credit losses at  June 30, 2026 and the year ended  December 31, 2025:

	June 30,	December 31,
	2026	2025
Allowance for credit losses:
Beginning of period	$939	$259
Net provision for credit losses	1,840	782
(Charge-offs)/recoveries, net	-	(102)
End of Period	$2,779	$939

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

The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Management believes its valuation methods are appropriate, the fair value of certain financial instruments could result in a difference in fair value measurement at the reporting date. There were no changes in the Company’s valuation methodologies from the prior year.

For purpose of this disclosure, the carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable – trade, other prepaid expenses and current assets, accounts payable and other current liabilities, all approximate fair value due to their short-term nature as of June 30, 2026. The Company had no Level 3 liabilities as of June 30, 2026. There were no transfers between levels during the reporting period.

	Level 1	Level 2	Level 3
Contingent Consideration as of December 31, 2025	-	-	$104
Additions			-
Settlements			(104)
Contingent Consideration as of June 30, 2026	-	-	$-

Significant Accounting Policies

During the six months ended June 30, 2026, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following outstanding shares of dilutive instruments as of  June 30, 2026 and 2025 were not included in the computation of diluted loss per share:

	June 30,
	2026	2025
Stock Options	875,600	639,904
Warrants ($17.00 exercise price)	200,000	200,000
Total Shares	1,075,600	839,904

Segments

The Company assesses its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment.

2.	LIQUIDITY

The Company had net loss of $9.9 million for the six months ended June 30, 2026 which included $5.0 million of non-cash expenses that mainly included provision for credit losses of $1.8 million, depreciation and amortization of $1.7 million, stock-based compensation of $0.7 million and amortization of operating lease right of use asset of $0.7 million.

The Company had net cash used in operating activities of $4.8 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.

At June 30, 2026, the Company had a cash balance of $1.0 million and working capital of $5.5 million. Based on the Company’s current operating plan and the available working capital that it believes can be converted to cash (specifically the accounts receivable balance of approximately $6.7 million), the Company believes that it has the ability to fund its operations and meet contractual obligations for at least twelve months from the date of this report.

In March 2023, the Company entered into a supply chain line of credit agreement with OCI Group for up to $100 million with a five-year term to further support the Company's working capital requirements. Subject to the terms of the agreement, OCI Group will make available to the Company funding based on amounts owed to the Company by its customers. To date, the Company has not borrowed against this line of credit.

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which it  may issue and sell shares of its common stock from time to time, at its option, through B. Riley as its sales agent, subject to certain terms and conditions. Upon the Company's delivery and B. Riley’s acceptance of a placement notice, B. Riley will use commercially reasonable efforts to sell shares, consistent with its normal trading and sales practices, in transactions deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by B. Riley and the Company. B. Riley may also sell the shares of common stock in negotiated transactions, subject to the Company's prior approval. Any shares sold will be sold pursuant to the Company's effective shelf registration statement on Form S-3 (File No. 333-272396), as supplemented by a prospectus supplement dated April 11, 2025, and November 14, 2025, which allows the Company to sell up to $15.6 million in shares of its common stock (the “ATM Prospectus Supplement”). The Company will pay B. Riley a commission for up to 3% of the gross proceeds of the sale of any shares sold through B. Riley. As of June 30, 2026, the Company has $10.0 million remaining available for issuance and sale under the ATM Prospectus Supplement.

Although the Company is focused on achieving profitability through revenue growth, improved gross margins and operating leverage, the Company expects to continue to incur losses for a period of time. The Company  may seek additional capital to finance its operations, support working capital needs and execute its business strategy, including through equity or debt financings or other strategic transactions. There can be no assurance that the Company will achieve profitable operations or that additional capital or debt financing will be available when needed, on favorable terms, or at all. Any additional financing, if obtained, may not be sufficient to meet its obligations or support its long-term business strategy. In addition, any equity financing, debt financing with an equity component, or other strategic transactions could result in significant dilution to the Company's stockholders.

3.	PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	June 30,	December 31,
	2026	2025
Vendor prepayments	$1,333	$1,303
Prepaid insurance	125	111
Other	196	656
Total prepaid expenses and other current assets	$1,654	$2,070

4.	INVENTORY, NET

Inventories are stated at the lower of cost and net realizable value.  Costs are determined using the first in-first out (FIFO) method. Inventory is presented net of a reserve for excess and obsolete inventory of $267 thousand and $281 thousand as of June 30, 2026 and December 31, 2025, respectively, which is recorded against raw materials. As of June 30, 2026 and December 31, 2025, inventory consists of the following:

	June 30,	December 31,
	2026	2025
Finished goods	$3,724	$5,176
Work in process	807	729
Raw materials	3,728	3,861
Total inventory, net	$8,259	$9,766

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Office furniture and equipment	$275	$275
Computer equipment and software	332	310
Land, buildings and leasehold improvements	8,452	8,665
Autos	797	771
Machinery and equipment	10,294	10,404
Total property and equipment	20,150	20,425
Less accumulated depreciation	(8,194)	(7,332)
Property and Equipment, net	$11,956	$13,093

Depreciation expense during the three months ended June 30, 2026 and 2025 was $0.6 million in each period. For the six months ended June 30, 2026 and 2025, depreciation expense was $1.2 million and $1.3 million, respectively. For the three months ended June 30, 2026 and 2025, depreciation expense recognized in Operating expenses was $0.1 million in each period. For the six months ended June 30, 2026 and 2025 depreciation expense recognized in Operating expenses was $0.1 million in each period.

Depreciation expense recognized in Cost of Revenues for the three months ended June 30, 2026 and 2025 was $0.5 million in each period. Depreciation recognized in Cost of Revenues for the six months ended June 30, 2026 and 2025, was $1.1 million in each period.

6.	GOODWILL AND INTANGIBLE ASSETS

           The Company recorded a goodwill impairment charge of $10.8 million during the three months ended March 31, 2025. As a result, the Company has no goodwill balance as of December 31, 2025, or June 30, 2026.

Intangible assets, net, as of June 30, 2026 and December 31, 2025 consists of the following:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(3,181)	$4,893	11
Trade name	1,756	(761)	995	10
Customer relationships	444	(217)	227	13
Backlog	185	(185)	-	1
Patents	644	(115)	529	20
Intangible assets	$11,103	$(4,459)	$6,644

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Amortization Period (yrs)
Developed technology	$8,074	$(2,814)	$5,260	11
Trade name	1,756	(673)	1,083	10
Customer relationships	444	(199)	245	13
Backlog	185	(185)	-	1
Patents	640	(101)	539	20
Intangible assets	$11,099	$(3,972)	$7,127

Amortization expense for the three months ended June 30, 2026, and 2025 was $0.2 million in each period. For the six months ended June 30, 2026 and 2025, amortization expense was $0.5 million in each period. For the six months ended June 30, 2026 and 2025, amortization expense recognized in Operating expenses was $0.1 million in each period. Amortization expense recognized in Cost of Revenues for the three and six months ended June 30, 2026 and 2025 was $0.1 million in each period.

Total estimated amortization on the Company’s intangible assets for each of the years ending  December 31, 2026 through 2030 and thereafter is as follows:

Calendar Years	Amortization Expense
Remaining 2026	$480
2027	961
2028	957
2029	956
2030	956
Thereafter	2,334
$6,644

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

The major components of accrued expenses and long-term liabilities are summarized as follows:

	June 30,	December 31,
	2026	2025

Accrued Expenses:
Accrued salaries and bonus	$1,558	$1,239
Accrued vacation	275	309
Vendor accruals	40	57
Accrued warranty	6	6
Other accrued expense	1,592	1,274
Total accrued expenses	$3,471	$2,885

Other Long-Term Liabilities:
Long-term deferred tax liability	$1,169	$1,203
Acquired long-term liability	2,565	2,939
Total other long-term liabilities	$3,734	$4,142

Acquired long-term liability of $2.6 million consists of a restructuring debt settlement from the acquisition of Amiga. Approximately $0.5 million is current and included in other accrued expenses and the remainder is categorized in long-term liability. The debt restructuring was entered into in 2021 for a nine-year term with four years and six months remaining at June 30, 2026. Payments are interest-free, unsecured and due quarterly as a percentage of the remaining balance due.

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters:

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty. We are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time. As of June 30, 2026, after consulting with legal counsel, management believes there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

9.	LEASES

On September 1, 2020, the Company entered into a five-year operating lease for its headquarters building in San Diego, California. The term of that lease was extended until February 28, 2026 and subsequently until September 30, 2026. The agreement provided that the landlord may terminate the lease upon ninety (90) days’ prior written notice to the Company. On April 27, 2026, the landlord exercised its right to terminate the lease for San Diego. The lease terminated on July 26, 2026. The termination did not result in any termination penalties to the Company, and the Company does not have any ongoing obligations under the lease following the termination date. See Subsequent Events.

On June 17, 2026, the Company entered into a five-year operating lease for approximately 31,241 square feet at 653 E. 20th Street in Yuma, Arizona for its warehouse and manufacturing operations. Although rent under the lease begins on July 15, 2026, the Company obtained control of the premises on June 25, 2026 upon satisfying the lease’s conditions to possession, and that date is the lease commencement date under ASC 842. Accordingly, the Company recognized an operating lease right-of-use asset and a corresponding lease liability of approximately $0.7 million as of June 30, 2026.  The Company separately entered into a lease for the adjacent building at 655 E. 20th Street, which had not been made available to the Company as of June 30, 2026; no right-of-use asset or lease liability has been recognized for that lease as of that date.

The Company has additional factory locations in Broadview, Illinois; Belgrade and Kraljevo in Serbia; and a sales and administration office in Abu Dhabi, United Arab Emirates.

The table below summarizes the Company’s lease related assets and liabilities as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Lease assets	$1,745	$1,358

Lease liabilities
Current operating lease liabilities, included in current liabilities	$415	$484
Noncurrent operating lease liabilities, included in long-term liabilities	1,339	815
Total Lease liabilities	$1,754	$1,299

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date.

The future rental commitments for our operating leases are as follows:

2026	$274
2027	694
2028	586
Thereafter	531
Total undiscounted future minimum payments	2,085
Less imputed interest	(331)
Total lease liability	$1,754

The weighted average remaining lease term and weighted average discount rate for our operating leases as of June 30, 2026 are as follows:

Weighted average remaining lease term (years)	3.5
Weighted average discount rate	10%

10.	INCOME TAXES

There was no Federal income tax expense for the six months ended June 30, 2026 or 2025 due to the Company’s net losses. Income tax expense represents the minimum state taxes due. As a result of the Company’s history of incurring operating losses, a full valuation allowance has been established. As of June 30, 2026, no benefit has been provided for the quarter-to-date and year-to-date loss. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria have been satisfied in determining whether there will be further adjustments to the valuation allowance.

11.	STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company has the right, but not the obligation, to sell shares of its common stock having an aggregate offering price of up to $15.6 million, subject to certain terms and conditions. The Company has received aggregate net proceeds of $5.2 million from sales of its common stock pursuant to the At Market Issuance Sales Agreement during the six months ended June 30, 2026.

Stock Options

Stock options may be granted to new and existing employees and other eligible participants under the Company’s equity incentive plan. New employee option grants generally have a term of ten years and vest ratably over four years.

Option activity for the six months ended June 30, 2026 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2025	737,450	$5.33
Granted	243,500	1.63
Forfeited	(105,350)	4.82
Outstanding at June 30, 2026	875,600	$4.36
Vested and Exercisable at June 30, 2026	87,100	$0.15

Vested and Exercisable at June 30, 2026 represents vested options that are below the closing price on June 30, 2026 of $1.30. Total options vested at June 30, 2026 are 738,708.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the table below and we assumed there would not be dividends paid during the life of the options granted during the six months ended June 30, 2026.

	Six Months Ended June 30,
	2026	2025
Expected volatility	85.34% - 90.91%	88.38% - 89.35%
Expected term (Years)	5.0 - 6.5	6.5 - 7
Risk-free interest rate	3.82% - 4.15%	4.06% - 4.14%
Weighted-average FV	$1.16	$1.23

The Company’s stock option compensation expense was $53 thousand and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $1.6 million for the 6 months ended June 30, 2026 and 2025, respectively. There was $0.5 million of total unrecognized compensation costs related to outstanding stock options at June 30, 2026 which will be recognized over 3.3 years. There were no options exercised in the six months ended June 30, 2026. The number of stock options vested and unvested as of June 30, 2026 were 738,708 and 136,892, respectively. Stock-based compensation expense is generally included in selling, general and administrative expenses in the consolidated statement of operations.

On June 4, 2025, the Compensation Committee recommended and approved a one-time stock award of 870,000 shares of common stock to the Company’s chief executive officer, Desmond Wheatley, under the Company’s 2021 Equity Incentive Plan. The common stock award was granted as bonus compensation based on his performance in fiscal years ending December 31, 2023 and 2024, and in connection with the completed acquisitions of All Cell Technologies, LLC, Amigo DOO Kraljevo and Telcome d.o.o. Beograd.

Restricted Stock Units

There were no stock compensation expenses related to restricted stock units or performance stock units for the six months ended June 30, 2026. Stock compensation expense related to restricted stock units was $35 thousand during the six months ended June 30, 2025. Stock compensation expense related to performance stock units was $0.2 million during the six months ended June 30, 2025. There are no further unrecognized stock compensation expenses related to restricted stock units remaining to be recognized at this time.

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

A summary of activity of the restricted stock awards for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	-	$-
Granted	214,732	1.75
Vested	(107,366)	1.75
Nonvested at June 30, 2026	107,366	$1.75

Stock compensation expense related to restricted stock awards was $0.1 million for each of the three months ended June 30, 2026 and 2025, and $0.2 million for each of the six months ended June 30, 2026 and 2025. Fair values of restricted stock vested during each of the six months ended June 30, 2026 and 2025 were $0.2 million for each period.

As of June 30, 2026, there were unvested shares of common stock representing $0.3 million of unrecognized restricted stock grant expense which will be recognized over 6 months.

Warrants

During the six months ended June 30, 2026, the Company had an outstanding warrant to purchase up to 200,000 shares of the Company’s common stock at a price per share equal to $17.00 issued to a consultant for investor relations services to be provided over a five-year period. The warrants are immediately exercisable but are subject to repurchase by the Company until the required service is provided. The fair value of such warrant is $8.05 per share or $1.6 million on the date of grant using the Black-Scholes option-pricing model. This model incorporated certain assumptions for inputs including a risk-free market interest rate of 3.86%, expected dividend yield of the underlying common stock of 0%, expected life of 2.5 years and expected volatility in the market value of the underlying common stock based on our historical volatility of 99.6%. The fair value of the warrant was recorded to prepaid expenses and other current assets to be recognized over the service period. During the six months ended June 30, 2026, $0.1 million was recorded as expense and at June 30, 2026, $0.6 million of cost has not been recognized and will be recognized over the next 1.7 years.

A summary of activity of warrants outstanding for the six months ended June 30, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	200,000	$17.00
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2026	200,000	$17.00
Exercisable at June 30, 2026	200,000	$17.00

Outstanding warrants at  June 30, 2026 have a weighted average remaining contractual life of 1.7 years and will expire in March 2028. The shares underlying the warrants at June 30, 2026 have no intrinsic value.

12.	REVENUES

For each of the identified periods, revenues are categorized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product sales	$7,505	$6,784	$10,388	$12,754
Maintenance fees	82	71	161	138
Professional services	752	78	841	147
Shipping and handling	223	150	300	406
Discounts and allowances	-	(8)	-	(46)
Total revenues	$8,562	$7,075	$11,690	$13,399

The following table disaggregates revenue from our clients by significant geographic area for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$4,578	$3,822	$6,133	$8,621
Serbia	1,772	1,370	2,483	2,132
Romania	1,216	712	1,670	1,103
Croatia	453	425	665	723
Montenegro	397	286	592	360
Bosnia	-	329	-	329
Other	146	131	147	131
Total revenue	$8,562	$7,075	$11,690	$13,399

During the three and six months ended June 30, 2026 less than 1% of revenues were derived from federal customers. For the three and six months ended June 30, 2025, 2% and 8% of revenues were derived from federal customers. For the three months ended June 30, 2026 and 2025 37% and 32% of revenues were derived from state and local governments, respectively. In addition, 47% of revenues in the three and 48% in the six months ended June 30, 2026, were sales made outside of the U.S. compared to 47% and 37% in the prior year.

At June 30, 2026 and 2025, deferred revenues were $1.9 million and $1.7 million, respectively. These amounts consisted mainly of customer deposits in the amount of $1.0 million and $0.5 million for June 30, 2026 and 2025, respectively, and prepaid multi-year maintenance plans for previously sold products which account for $0.9 million and $1.2 million for June 30, 2026 and 2025, respectively, and pertain to services to be provided through 2035. Revenue recognized during the six months ended June 30, 2026 and 2025 which pertained to revenue deferred in prior years was $161 thousand and $114 thousand, respectively.

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

The following table provides the activity for the contract liabilities recognized:

	Six Months Ended
	June 30,
	2026	2025
Beginning Balance	$2,490	$1,647
Additions	237	60
Recognized in revenue	(868)	(32)
Ending Balance	$1,859	$1,675

13.	SEGMENT REPORTING

The Company has a single reportable segment focused on providing innovative energy, mobility and smart cities technology products. The Company’s chief operating decision-maker (the “CODM”), who is the Chief Executive Officer, assesses performance for the reportable segment and decides how to allocate resources using net income (loss) as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross profit, and net income. Expense information, including cost of sales, can be easily computed from the information provided. These segment (and consolidated) measures of profitability are shown in the statements of operations. The measure of segment assets are reported on the balance sheets as total assets.

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

Subsequent to June 30, 2026, the operating lease for the Company’s former headquarters in San Diego, California terminated on July 26, 2026 (see Note 9). The termination did not result in any termination penalties to the Company, and the Company has no ongoing obligations under that lease following the termination date.

           On July 14, 2026, the Company entered into a new two-year lease, commencing July 15, 2026, for approximately 5,000 square feet in San Diego, California, which serves as its headquarters, with aggregate lease payments over the term of approximately $0.2 million.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled "Risk Factors" and elsewhere in this Form 10-Q and the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances or to reflect new information or the occurrence of unanticipated events, except as required by law.

Overview

Beam is a sustainable technology innovation company headquartered in San Diego, California with offices in the U.S. in San Diego, California, Yuma, Arizona, and Broadview, Illinois; in Europe in Belgrade and Kraljevo, Serbia; and in Abu Dhabi, United Arab Emirates (“UAE”). We develop, design, engineer, manufacture, and sell high-quality, rapidly-deployed and autonomous infrastructure products for electric vehicle (“EV”) and autonomous vehicle (“AV”) charging, energy security and disaster preparedness and highly energy-dense battery solutions in safe, compact, unique  and bespoke form-factors which we believe are ideal for the rapidly growing mobile and stationary equipment product market which often requires electrical energy without being connected to the electrical grid. Additionally, we manufacture structures with integrated intelligence and electronics such as streetlighting, cell towers and energy infrastructure products for Smart Cities (the interconnected physical and digital elements within a city that utilize technology to enhance efficiency, sustainability, and quality of life for residents).  We further design, engineer and manufacture specialized power electronics including inverters, charge controllers, power supplies and LED lighting.

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

●	Our proprietary and patented energy storage solutions;

●	Our first-to-market advantage with EV and AV charging infrastructure products which are renewably energized, rapidly deployed and require no construction or electrical work on site;

●	Our products’ capability to operate during grid outages and to provide a source of EV charging and emergency power rather than becoming inoperable during times of emergency or other grid interruptions;

●	Our scale, manufacturing efficiency and 35 years of experience in creating street lighting and other transportation infrastructure products.

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

Overall Business Outlook

Revenues for the three months ended June 30, 2026 were $8.6 million, an increase of $1.5 million, compared to $7.1 million for the three months ended June 30, 2025. Revenues for the six months ended June 30, 2026 were $11.7 million, a decrease of $1.7 million compared to $13.4 million for the six months ended June 30, 2025. The Company believes the decline in revenue during the six months ended June 30, 2026, compared to the prior year, is primarily a function of order timing rather than a fundamental change in demand for its products.

As of June 30, 2026, the Company's backlog was approximately $5.4 million, a decrease of $3.6 million from $9.0 million as of March 31, 2026. Despite the decrease in the Company's backlog from prior quarter, Management believes the current backlog continues to be indicative of demand, which we believe will lead to an improvement in revenue in subsequent quarters.

The composition of revenue shifted meaningfully during the period compared to the prior year period. International customers comprised 48% of revenue for the six months ended June 30, 2026 compared to 37% for the same period in 2025 as a result of our continued success of our European expansion strategy.

Revenues from non-government commercial entities as a percentage of total revenue increased 7 percentage points year-over-year and represented 67% of total revenues for the six months ended June 30, 2026. Sales to the U.S. federal government represented less than 1% of revenues while state and local governments represented 33% of revenues for the six months ended June 30, 2026 compared to 40% for the same period in 2025.

The Company believes that as its geographic and product diversification strategy matures and its products reach a larger and broader international audience, the impact of period-to-period order timing variability on reported revenues will diminish over time.

We continue to invest in sales personnel, marketing resources, and new product development, while also expanding our geographic footprint, with the goal of replacing reliance on large individual orders of our EV ARC™ product from federal agencies, while continuing to pursue those opportunities.

Order timing may continue to be uneven due to customer procurement processes, approval timelines and budget cycles; however, we believe that increased global EV adoption, continued expansion into international markets and the marketing of our new products will reduce the impact of variability in individual order timing on our overall business.

We have a Multiple Award Schedule Contract with the General Services Administration (GSA) that helps streamline purchases from Federal agencies and state and local governments. In addition, the GSA awarded Beam Global a federal blanket purchase agreement in April 2022 which provides federal agencies a streamlined procurement process for procuring EV ARC™ systems. In Q2 2025, the contract was extended until October 31, 2030. Although this purchasing contract is not currently being regularly used by U.S. Federal government agencies, we have made sales to other non-Federal government entities in the U.S. using this contract vehicle and we believe that having this contract extended through 2030 and also having it made available to non-Federal government agencies has assisted us in closing sales in 2025 and will continue to assist in streamlining our selling processes in 2026. To the extent the federal government resumes procurement of electric vehicles and EV charging infrastructure, we believe this contract provides a streamlined and efficient channel to sell to the federal government, which operates the largest fleet in the world.

On November 12, 2025, the Company was awarded a cooperative purchasing contract by Sourcewell, expanding its offerings to U.S. military, state and local government agencies, and higher education institutions across North America. Sourcewell combines the purchasing power of over 50,000 participating public agencies, offering hundreds of awarded supplier contracts across public sector and educational organizations to procure the Company's sustainable infrastructure and energy storage solutions through a ready-to-use, negotiated, Sourcewell-vetted contract, streamlining the public purchasing process.

Our commercial, non-government, revenues increased as a percentage of our revenues from 60% to 67% from the first six months of 2025 compared to the first six months of 2026. Our geographic expansion into Europe and our additional business development activities in the Middle East and Africa are, we believe, also providing opportunities for growth which are not dependent on, or impacted by, shifts in U.S. government zero emission vehicle policies. The new products we have brought to market offer values, which are also not dependent upon U.S. federal government investment.

We expect the electric vehicle market to continue to experience significant growth globally over the next decade, which will in turn increase demand for additional EV charging infrastructure. We believe we are positioned to benefit significantly from this growth. Additionally, we are in compliance with the Build America, Buy America Act (BABA), which ensures that our U.S. products are manufactured for our U.S. customers in the United States using a sufficient amount of domestically sourced materials. In Europe, we have obtained the CE mark (Conformité Européenne) for our EV ARC™, BeamBike™, BeamWell™ and BeamPatrol™ products, indicating that those products comply with applicable European Union health, safety and environmental protection requirements and may be freely traded within the European Economic Area. We believe these certifications strengthen our credibility, consumer trust, and increase demand for our products, particularly among federal, state, and local government agencies. We also manufacture many products which are not related to EV charging such as our batteries, energy security and smart cities products. Although current federal policy priorities have reduced support for transportation electrification, the Company believes that domestic manufacturing, energy storage and energy security remain areas of potential federal and commercial demand. The Company believes its compliance with BABA may continue to support its competitive position as customers place greater emphasis on U.S.-manufactured critical infrastructure products.

With our acquisitions of Amiga and Telcom, we have facilities in Europe that can manufacture and sell Beam Global products for the European market. Europe is the largest market in the world for EVs and is a strong proponent of clean energy. We believe there is a lot of potential for growth in this region. The EU has mandated a transition to zero emission vehicles by 2035 and they are heavily focused on green and sustainable energy. An increase in electric vehicles adoptions will increase the demand for charging infrastructure. We believe that our sustainably energized EV ARCTM and BeamSpot™ products can play a major role in the provision of EV charging infrastructure in Europe.

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

On June 20, 2025, Beam entered into a joint venture agreement with the Platinum Group L.L.C, a diversified, multi-billion-dollar conglomerate operating in energy, real estate, finance and investing, healthcare, information technology, sports and entertainment, food services and legal services in the Emirate of Abu Dhabi, United Arab Emirates. Chaired by His Royal Highness, Sheikh Mohammed Sultan Bin Khalifa Al-Nahyan, the Platinum Group UAE is recognized for its well-established and trusted relationships across government and industry. Beam Global and the Platinum Group has formed a new entity, Beam Middle East LLC, a limited liability company in Abu Dhabi which will sell and manufacture Beam Global’s patented sustainable infrastructure solutions for transportation electrification, energy storage, energy security, and smart city development across the Middle East and African regions. We believe this joint venture marks a significant milestone in our global expansion strategy and positions us to capture growth in a region projected to invest over $1 trillion in renewable energy by 2030. Beam Middle East is headquartered in Masdar City, a pioneering sustainable urban community and world-class business and technology hub. Masdar City is located in Abu Dhabi, the capital of the United Arab Emirates, strategically positioned at the center of the country’s drive toward a net-zero greenhouse-gas emissions by 2050.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025

Revenues. For the three months ended June 30, 2026, our revenues increased 21% to $8.6 million compared to $7.1 million for the same period in 2025. Revenues derived from non-government, commercial entities represented 62% of total revenues for the three months ended June 30, 2026 compared to 66% for the three months ended June 30, 2025. During the three months ended June 30, 2026, 38% of product sales, were to state and local government customers compared to 32% for the three months ended June 30, 2025.

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

The Company continues to invest in sales, marketing personnel, resources and programs to raise awareness of the benefits and value of its products. The receipt of orders may continue to be uneven due to customer procurement processes, project approval timelines and government and commercial budget cycles. However, the Company believes that continued growth in EV adoption, energy storage and security requirements, Smart Cities infrastructure needs and infrastructure funding may reduce the impact of period-to period variations in individual order timing over time.

The Company continues to seek to broaden its revenue base by expanding its customer mix, geographic reach and product applications beyond U.S. federal government sales.  The Company believes its solutions may be well-positioned to address customer needs in global markets; however, there can be no assurance that these opportunities will offset reduced U.S. federal customer demand or that U.S. federal customer demand will return to prior levels.

Gross Profit. The Company reported a gross profit of $1.5 million, representing a gross margin of 17.8% for the three months ended June 30, 2026, compared to a gross profit of $1.4 million, or a gross margin of 20.3% for the same period in 2025. Gross results for the three months ended June 30, 2026 and 2025 included non-cash charges of $0.5 million for depreciation and $0.2 million for amortization of intangible assets arising from the All-Cell acquisition for both periods. The Company expects gross margins to improve as revenues grow and fixed overhead absorption increases.

Operating Expenses. Total operating expenses decreased $1.4 million from the three months ended June 30, 2026, compared to the same period in 2025. The three months ended June 30, 2025, included a stock grant in June 2025 for $1.4 million. The adjusted total operating expenses, less the $1.4 million stock grant, are flat year over year.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

Revenues. For the six months ended June 30, 2026, our revenues decreased 13% to $11.7 million compared to $13.4 million for the same period in 2025. Revenues derived from non-government, commercial entities represented 67% of total revenues for the six months ended June 30, 2026 compared to 60% for the six months ended June 30, 2025. During the six months ended June 30, 2026, 33% of revenues were to state and local government customers compared to 32% for the six months ended June 30, 2025.

Gross Profit. The Company reported a gross profit of $1.1 million, representing a gross margin of 9.5% for the six months ended June 30, 2026, compared to a gross profit of $1.9 million, or a gross margin of 14.4% for the same period in 2025. Gross results for the six months ended June 30, 2026 and 2025 included non-cash charges of $1.1 million for depreciation and $0.4 million for amortization of intangible assets arising from the All-Cell acquisition. The Company expects gross margins to improve as revenues grow and fixed overhead absorption increases.

Operating Expenses. Total operating expenses were $10.8 million for the six months ended June 30, 2026, compared to $22.0 million for the same period in 2025. The prior period included a non-cash goodwill impairment charge of $10.8 million and a stock grant of $1.4 million, while no such charges were recorded for the three months ended June 30, 2026. The decrease was primarily attributable to a $1.6 million increase in the provision for credit losses, partially offset by reductions in salaries and benefits, facilities, and other general and administrative expenses. The $1.6 million increase in the provision for credit losses relates to a single customer balance that became subject to reserve in accordance with the Company's policy. The Company maintains a positive working relationship with the single customer and will continue to work with the customer to collect the outstanding balance and create new revenue opportunities.

Liquidity and Capital Resources

At June 30, 2026 and December 31, 2025 we had cash balance of $1.0 million. We have historically met our cash needs through equity financings and through cash flow from operations. Our cash requirements are generally for operating activities and acquisitions.

Based on our current operating plan, we estimate that we will require approximately $3.0 million of cash to fund our operations and meet our obligations during the twelve months following the date these financial statements are issued.  We expect to fund these requirements primarily from cash on hand and from cash generated by operations, including collection of our accounts receivable and sale of our existing inventory.   At June 30, 2026, our working capital was $5.5 million.  Management believes the Company’s present cash flows will enable it to meet its obligations for twelve months from the date of these financial statements. Management will continue to assess its operational needs and seek additional financing as needed to fund its operations.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below:

	June 30,
	2026	2025
Cash provided by (used in):
Net cash used in operating activities	$(4,755)	$(2,078)
Net cash used in investing activities	$(181)	$(838)
Net cash provided by (used in) financing activities	$5,226	$2,162

For the six months ended June 30, 2026, our cash used in operating activities was $4.8 million compared to $2.1 million for the six months ended June 30, 2025. Cash used in operations in the six months ended June 30, 2026 included a $0.4 million increase in accounts receivable, excluding the provision for credit losses, $0.6 million decrease in deferred revenue, $0.7 million decrease in operating lease liability and $0.3 million decrease in other long-term liabilities. Cash provided by operations included $0.2 million decrease in prepaid and other current assets, $1.2 million decrease in inventory, $0.1 million increase in accounts payable, $0.6 million increase in accrued expenses and $0.1 million in sales tax payable.

Cash used in investing activities in the six months ended June 30, 2026 was $181 thousand and June 30, 2025 was $838 thousand mainly related to purchase of property and equipment in both years, with the remainder related to funding of patent costs.

For the six months ended June 30, 2026, and 2025, cash provided by our financing activities was $5.2 million and $2.2 million, respectively, mainly related to sale of common stock under the Sales Agreement with B. Riley.

Current assets decreased to $17.7 million at June 30, 2026 from $21.0 million at December 31, 2025, primarily due to a $1.5 million decrease in accounts receivable, which reflects $1.8 million increase in reserve for credit losses, a $1.5 million decrease in inventory and a $0.4 million decrease in prepaid expenses and other current assets, partially offset by a $0.1 million increase in cash.

Current liabilities were $12.1 million at June 30, 2026 and December 31, 2025.

As a result, our working capital decreased $3.4 million to $5.5 million at June 30, 2026 from $8.9 million at December 31, 2025. The Company notes that $1.8 million of this decrease is attributable to the non-cash increase in the reserve for credit losses related to a single customer balance reserved in accordance with the Company's policy.

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

On April 11, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which it may issue and sell shares of its common stock from time to time, at its option, through B. Riley as its sales agent, subject to certain terms and conditions. Upon its delivery and B. Riley’s acceptance of a placement notice, B. Riley will use commercially reasonable efforts to sell shares, consistent with its normal trading and sales practices, in transactions deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by B. Riley and the Company. B. Riley may also sell the shares of common stock in negotiated transactions, subject to the Company's prior approval. Any shares sold will be sold pursuant to the Company's effective shelf registration statement on Form S-3 (File No. 333-272396), as supplemented by a prospectus supplement dated April 11, 2025, and November 14, 2025, which allows the Company to sell up to $15.6 million in shares of its common stock (the “ATM Prospectus Supplement”). The Company will pay B. Riley a commission of up to 3% of the gross proceeds of the sale of any shares sold through B. Riley. As of June 30, 2026, the Company has $10.0 million remaining available for issuance and sale under the ATM Prospectus Supplement.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to material weakness in internal controls as identified below.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2025, Management identified the following material weaknesses:

●	Ineffective design and implementation over Information Technology General Controls (“ITGCs”)
●	Insufficient controls over inventory accounting, including controls to ensure inventory is accurately tracked, recorded and valued on a timely basis
●	Insufficient controls over the preparation, review and approval of account reconciliations and financial reporting schedules, including lack of appropriate documentation and evidence of review
●	Inadequate segregation of duties and user access controls, including limitations due to personnel resources and overlapping responsibilities
●	Insufficient controls over financial reporting processes and oversight related to our international operations, including Beam Europe

Changes in Internal Control Over Financial Reporting

The Company continues to evaluate and implement remediation measures intended to address the identified material weaknesses in internal control over financial reporting. However, during the quarter ended June 30, 2026 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financials reporting. The material weaknesses will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed, implemented and operating effectively. As management continues to evaluate and improve disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	SB-2	333-147104	3.1	11/2/2007

3.2	Amendment to Articles of Incorporation dated December 23, 2016	S-1/A	333-226040	3.1.2	4/4/2019

3.3	Certificate of Change to Articles of Incorporation dated April 11, 2019	8-K	001-38868	3.1	4/18/2019

3.4	Certificate of Amendment to Articles of Incorporation dated September 14, 2020	8-K	000-53204	3.1	9/14/2020

3.5	Certificate of Amendment to Articles of Incorporation dated July 20, 2021	8-K	001-38868	3.1	7/20/2021

3.6	Certificate of Correction to the Amendment After Issuance of Stock filed December 15, 2023	10-K	001-38868	3.6	4/11/2025

3.7	Bylaws of Registrant	SB-2	333-147104	3.2	11/2/2007

3.8	Amendment to Bylaws	8-K	000-53204	10.2	7/16/2014

4.1	Common Stock Purchase Warrant dated March 22, 2023	10-Q	000-53204	4.1	5/15/2025

10.1	Lease Agreement dated June 17, 2026	8-K	001-38868	10.1	6/24/2026

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL					X

*Represents a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2026	Beam Global

By: /s/ Desmond Wheatley
Desmond Wheatley, Chairman and Chief Executive Officer, (Principal Executive Officer)

By: /s/ Lisa A. Potok
Lisa A. Potok, Chief Financial Officer (Principal Financial/Accounting Officer)