Form 10-K/A
period 2025-12-31
Beam Global
filed 2026-11-06
CIK 1398805

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

6370 Nancy Ridge Dr., Suite 105

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

The number of registrant's shares of common stock, $0.001 par value, issued and outstanding as of October 19, 2026 was 23,947,255.

Auditor Name	Auditor Location	Auditor Firm ID
CBIZ CPAs P.C.	New York, NY	199
Marcum LLP	New York, NY	688

EXPLANATORY NOTE

Beam Global (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission on April 9, 2026 (the “Original Form 10-K”), to (i) amend Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," to remove a sentence regarding cash used in investing activities for the year ended December 31, 2024 that was included in the Original Form 10-K in error, (ii) amend Part III, Item 10, "Directors, Executive Officers and Corporate Governance," to correct a typographical error in the director compensation disclosure, and (iii) correct and revise certain information included in Part III, Item 11, "Executive Compensation."

The Summary Compensation Table included in the Original Form 10-K contained errors in certain amounts reported for the Company’s Chief Executive Officer and former Chief Operating Officer, which resulted in the total compensation reported for each such officer being incorrect. This Amendment corrects the applicable amounts and classifications in the Summary Compensation Table and makes corresponding revisions to the related executive compensation disclosure, including the narrative disclosure regarding the compensation and employment arrangements of the Company’s named executive officers. This Amendment also removes from the Outstanding Equity Awards at Fiscal Year-End table the number of shares incorrectly reported as subject to vesting for Mark Myers, the Company's former Chief Operating Officer, who resigned from the Company on October 29, 2025.

The corrections described in this Amendment are limited to the disclosures contained in Part II, Item 7 and Part III, Items 10 and 11. The Company is not amending Item 8, "Financial Statements and Supplementary Data," and the corrections described herein do not constitute corrections of error in the Company's previously issued financial statements. This Amendment does not amend, restate or otherwise revise the Company’s audited financial statements or the notes thereto included in the Original Form 10-K and does not change any previously reported financial results.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 7 and Part III, Items 10 and 11 of the Original Form 10-K are set forth below in their entirety, as amended. The Company is also amending Part IV, Item 15 solely to include currently dated certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because this Amendment does not contain financial statements and does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted. In addition, because no financial statements are included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have not been included.

Except as expressly described above, this Amendment does not amend, modify or update any other information contained in the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Below is a summary of the business experience of each of our executive officers and directors:

Desmond Wheatley has served as our president and secretary since September 2010. Mr. Wheatley was appointed chief executive officer and director in August 2011, and he became the chair of our board of directors in December 2016. He is an inventor of the EV ARC™, BeamTrak™, BeamFlight™, BeamSpot™ and several other patented inventions which differentiate our products. Mr. Wheatley has two decades of senior international management experience in technology systems integration, energy management, communications and renewable energy. Prior to joining Beam Global, Mr. Wheatley was a founding partner in the international consulting practice Crichton Hill LLC in 2009 and he was chief executive officer of iAxis FZ LLC, a Dubai-based alternative energy and technology systems integration company from 2007 to 2009. From 2000 to 2007, Mr. Wheatley held a variety of senior management positions at San Diego-based Kratos Defense and Security Solutions, formerly known as Wireless Facilities, with the last five years as president of ENS (Enterprise Network Solutions, a division of Wireless Facilities Inc (NASDAQ: WFII now KTOS)), then the largest independent security and energy management systems integrator in the U.S. Prior to forming ENS in 2002, Mr. Wheatley held senior management positions in the cellular and broadband wireless industries, deploying infrastructure and lobbying in Washington DC on behalf of major wireless service providers. Mr. Wheatley’s teams led turnkey deployments of thousands of cellular sites and designed and deployed broadband wireless networks in many MTAs across the U.S. Mr. Wheatley has founded, funded, and operated four profitable start-up companies and was previously engaged in merger and acquisition activities. Mr. Wheatley evaluated acquisition opportunities, conducted due diligence and raised commitments of $500 million in debt and equity.

Lisa Potok has served as our chief financial officer since December 2023. Ms. Potok served as chief financial officer, treasurer, and secretary of Nice North America LLC from 2022 to 2023. Prior to that, Ms. Potok held positions as the vice president of global finance, investor relations and M&A for Newegg Inc. (NASDAQ: NEGG) during 2021, vice president of global finance at Club Demonstration Services, (NASDAQ: ADV) from 2019 to 2020, a product demonstration company, and vice president of finance/divisional chief financial officer at FTD, Inc.’s Provide Commerce division (NASDAQ: FTD) from 2016 to 2019. Ms. Potok is a CPA and holds a Bachelor of Arts in Accounting from Hillsdale College, and a Master of Business Administration from The Paul Merage School of Business at the University of California, Irvine.

Anthony Posawatz has served as a director of the Company since February 2016. He currently serves as our lead director and is a member of the Audit, Compensation, Nominating and Governance and Equity Oversight Committees. Mr. Posawatz has been an automotive industry professional for over 40 years and over 30 years in an executive capacity. He currently serves as CEO of Fermata Energy and of his consulting advisory firm, Invictus iCAR LLC. He has previously served as the president, chief executive officer, and a director of Fisker Automotive from August 2012 to August 2013. Mr. Posawatz worked for General Motors (“GM”) for more than 30 years. As GM’s vehicle line director for the Chevrolet Volt and key leader of global electric vehicle development, he was responsible for bringing the Chevrolet Volt from concept to production launch in 2010. He currently serves on the boards of Zapp EV (NASDAQ: ZAPP), Nanoramic Laboratories and Fermata Energy. Mr. Posawatz is a licensed professional engineer (P. E.) in Michigan and was both a General Motors Undergraduate Scholar at Wayne State University where he earned a Bachelor of Science degree in Mechanical Engineering, and a Graduate Fellow at Dartmouth College, Tuck School of Business where he earned a Master of Business Administration degree.

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

George Syllantavos has served as director of the Company since December 2023. He currently serves on our Audit, Compensation, Nominating and Governance and Equity Oversight Committees. Mr. Syllantavos has served as the Founder, Co-CEO and CFO of Stellar V Capital Inc. since September 2022. Mr. Syllantavos is a Non-Executive Director of SevenSeas Investment Fund since March 2019, Founder and Managing Director of Nautilus Energy Management since February 2013. Previously, Mr. Syllantavos was the Founder, co-CEO and CFO of Growth Capital Acquisition Corp. (NASDAQ: GCAC) from May 2020 to February 2022, served as a board member and the Chair of the audit committee of ITHAX Acquisition Corp. (NASDAQ: ITHX) from February 2021 to July 2022 and served as a board member of Phunware Inc. (NASDAQ: PHUN) from December 2018 to December 2021. Mr. Syllantavos holds a bachelor’s degree in industrial engineering from Roosevelt University in Chicago, IL and a Master of Business Administration in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School at Northwestern University, in Evanston, IL.

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

The following highlights the specific experience, qualification, attributes and skills of our individual Board members, or nominees for the Board, that have led our Nominating and Governance Committee and the Board to conclude that these individuals are qualified to serve on our Board

Mr. Wheatley provides leadership and industry experience to the Board of Directors gained by being our chief executive officer since August 2011 and president since September 2010. Mr. Wheatley has held numerous executive positions in international organizations including five years as president of a publicly traded technology and energy management company. Mr. Wheatley was the founding member of an international consulting company with expertise in the renewable and energy sectors. He has held various executive level positions in multiple infrastructure deployment companies and has been involved in energy management and renewables since 2002. Mr. Wheatley also provides the Board of Directors with significant corporate finance experience.

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

Mr. Syllantavos provides leadership and industry experience to the Board of Directors gained by serving as a chief executive officer and chief financial officer of a number of public and private companies in the fields of transportation, logistics, infrastructure and technology. Mr. Syllantavos also brings experience in transactions and mergers and acquisitions through his service in such executive positions and also contributes his corporate governance experience pursuant to his service on the Board of a number of public companies.

Director Independence

Our Board of Directors currently consists of four directors. Three of our directors are “independent” as defined in Nasdaq Listing Rule 5605(a)(2). In accordance with the standards of the NASDAQ Capital Market, these directors are considered “independent” because they are not employees or executive officers of the Company and have not been paid more than $120,000 of compensation by the Company, other than for their service as members of our Board of Directors, in any consecutive 12-month period during the past three years. Furthermore, they have no family members being paid compensation by the Company, and they do not serve as directors or officers of any companies that conduct business with the Company as outside vendors or service providers. We plan to appoint additional independent directors to our board of directors in the future.

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

Audit Committee. The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairman of the Audit Committee, qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Judy Krandel is the Chairman of the Audit Committee and our Audit Committee financial expert, and George Syllantavos and Anthony Posawatz are the other members of the Audit Committee. The Audit Committee's duties are to recommend to our Board of Directors the engagement of an independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. The charter of the Audit Committee is available on our website at www.beamforall.com.

Compensation Committee. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers. George Syllantavos is the Chairman of the Compensation Committee, and Anthony Posawatz and Judy Krandel are the other directors who are members of the Compensation Committee. Each of the members is independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning the compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. The charter of the Compensation Committee is available on our website at www.beamforall.com.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is available in the Investor Relations section of our website at beamforall.com under “Governance Documents.”

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

	Fees Earned or	Restricted Stock
Name	Paid in Cash(1)	Awards	Total
Anthony Posawatz	$110,000	$125,000	$235,000
Judy Krandel	$80,000	$125,000	$205,000
George Syllantavos	$75,000	$125,000	$200,000

(1)	Represents the cash quarterly retainer fees earned by the non-employee directors.

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

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”) containing policies and procedures governing the purchase, sale and/or other dispositions of our securities by Company Insiders (including officers and directors as well as certain other employees identified pursuant to the Insider Trading Policy), or by us. Such policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy is filed as an Exhibit to our annual report on Form 10-K. In addition, it is our practice to comply with applicable laws and regulations relating to insider trading.

Hedging Policy

Our Insider Trading Policy prohibits all of our directors, officers and employees, and any other person subject to the policy, from engaging in short sales of our securities or similar transactions. Our Insider Trading Policy strongly discourages our directors and executive officers from engaging in hedging transactions involving our securities, such as prepaid variable forward contracts, equity swaps, collars and exchange funds, which may be designed to hedge or offset any decrease in the market value of our securities. Any director or executive officer who wishes to enter into a hedging transaction must first submit the proposed transaction to our Insider Trading Compliance Officer for approval at least two weeks before the proposed execution of the transaction, together with a justification for the proposed transaction. Other than the prohibition on short sales, our Insider Trading Policy does not restrict hedging transactions by employees who are not directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe, except as set forth below, that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2025.

●

Judy Krandel, George Syllantavos, and Anthony Posawatz, directors of the Company, filed late Forms 4 reporting restricted stock awards granted to each on January 2, 2025, which were reported on January 31, 2025.

●

Desmond Wheatley, the Company’s Chief Executive Officer, filed two late Forms 4 reporting (i) stock awards granted to him and the withholding of a portion of those awards on February 1 and February 28, 2025, which were reported on March 14, 2025, and (ii) a stock award granted to him and the withholding of a portion of that award on June 4, 2025, which was reported on June 9, 2025.

●	George Syllantavos, a director of the Company, filed a late Form 4 reporting stock sold on September 10, 2025, which was reported on September 17, 2025.

ITEM 11.	EXECUTIVE COMPENSATION.

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

							Non-Equity
			Deferred		Stock	Option	Incentive Plan	All Other
Name and Principal	Fiscal	Salary	Compensation	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)	($)	($)	($)
Desmond Wheatley	2025	400,000	-	400,000	1,348,500	-	-	-	2,148,500
President and Chief Executive Officer	2024	400,000	-	400,000	-	-	-	-	800,000

Lisa Potok	2025	310,000	-	155,000	-	-	-	-	465,000
Chief Financial Officer	2024	310,000	-	155,000	-	-	-	-	465,000

Mark Myers (2)	2025	206,731	-	-	-		-	-	206,731
Chief Operating Officer	2024	240,385	-	90,000	-	235,640	-	-	566,025

(1)

Amounts reflect the aggregate grant date fair value of stock awards granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 12 of Notes to Consolidated Financial Statements included in the Original Form 10-K.

(2)	Mr. Myers resigned from the Company as of October 29, 2025.

Executive Employment Arrangements

Desmond Wheatley. On April 7, 2026, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Desmond Wheatley, the Company’s president and Chief Executive Officer, to amend and restate Mr. Wheatley’s prior employment agreement. The Employment Agreement is on substantially the same terms and conditions as Mr. Wheatley’s prior employment agreement, which was entered into as of January 1, 2016, and amended and restated on February 9, 2021. The Employment Agreement extends the term of Mr. Wheatley's employment to December 31, 2028 and reflects Mr. Wheatley’s current annual cash compensation of $400,000 and his current target bonus of 100% of his annual cash compensation.

On November 10, 2022, the Board approved a stock grant to Mr. Wheatley under the Company’s 2021 Equity Incentive Plan, consisting of (i) a one-time grant of 142,500 restricted stock units (“RSUs”) and (ii) a target number of 142,500 performance restricted stock units (“PRSUs”) to further incentivize and align Mr. Wheatley’s interest with the Company. For the RSUs, 50% vested upon the grant date, 25% vested on February 1, 2024 and 25% vested on February 1, 2025. The PRSUs were tied to three-year revenue and gross margin goals for the company and vested upon determination of performance by the Compensation Committee. The number of shares issued under the PRSUs was determined based on the achievement of performance metrics specific to the Company that were measured at the end of fiscal year 2024. The fair value of both the RSUs and PRSUs were based on the stock price of $13.05 per share on the date of grant. The PRSUs were further reviewed to determine estimated performance over the term and then a factor was applied ranging from 0% to 150% of the grant date fair value. As of December 31, 2024, the PRSUs vested at the “maximum” three-year cumulative revenue payout of 150% and the “threshold” three-year average gross margin of 75%, resulting in the issuance of an additional 44,531 shares of common stock for a total of 187,031 shares granted under the PRSU.

On June 4, 2025, the Compensation Committee recommended, and the Board of Directors approved, a one-time award to Mr. Wheatley of 870,000 shares of the Company’s common stock under the Company’s 2021 Equity Incentive Plan. The award was granted as bonus compensation in recognition of Mr. Wheatley’s performance during the fiscal years ended December 31, 2023 and 2024 and in connection with the Company’s completed acquisitions of All Cell Technologies, LLC, Amiga DOO Kraljevo and Telcom d.o.o. Beograd.

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

Mark Myers. Mr. Myers, the Company’s Chief Operations Officer, and the Company agreed to an offer letter dated December 19, 2023, whereby the Company agreed to pay Mr. Myers an annual salary of $250,000 per year. Mr. Myers is eligible for an annual bonus up to 50% of his base salary subject to performance metrics established by the Company. Upon Mr. Myers’s appointment as its Chief Operating Officer, the Company also granted Mr. Myers an option to purchase up to 50,000 shares of the Company’s common stock at an exercise price equal to $5.90 which vests over a four-year period. Mr. Myers resigned from the Company as of October 29, 2025.

Severance and Change in Control Agreements

Mr. Wheatley’s employment agreement with the Company provides for a payment in an amount equal to four times his annual compensation if he is terminated for reasons other than mutual agreement, his death, his breach or other cause, or upon his disability, as defined in the agreement.

On February 9, 2021, the Board adopted a Change in Control Severance Benefit Plan. The Plan provides severance benefits to eligible participants upon selected terminations of service in connection with a change of control of the Company. The Plan provides that upon termination of service of a participant by voluntary resignation of employment by the participant for good reason (which good reason occurred within the three (3) months prior to or twelve (12) months following the effective date of a change of control), or by the Company without cause, and the satisfaction of certain other requirements, the participant may receive certain (i) cash severance payments; (ii) bonus severance payments; (iii) health insurance premium payments; or (iv) acceleration of vesting of outstanding options or other equity awards as provided in the Plan. The Company’s Chief Financial Officer, Lisa Potok, is a participant under the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2025.

Option Awards

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised		Option	Option
	options (#)	options (#)		exercise	expiration
Name and Principal Position	exercisable (1)	unexercisable		price ($)	date
Desmond Wheatley	87,000	-		7.50	10/17/2026
President and Chief Executive Officer
Lisa Potok	39,479	35,521	(2)	5.50	12/4/2033
Chief Financial Officer
Mark Myers	22,673	-		5.90	1/27/2026	(3)
Chief Operating Officer

(1)

Stock options to purchase our common stock were granted pursuant to our 2021 Equity Incentive Plan except for Mr. Wheatley’s grant of 87,000 options, which was granted pursuant to our 2011 Stock Incentive Plan.

(2)	1,563 of these stock options vest monthly and will be fully vested on November 30, 2027.
(3)	Mr. Myers resigned from the Company as of October 29, 2025 and his stock options expired on January 27, 2026.

Equity Benefit and Stock Plans

Stock Incentive Plan

On August 10, 2011, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company adopted the 2011 Stock Incentive Plan (the "2011 Plan"), pursuant to which 600,000 shares plus annual increases as provided in the 2011 Plan for a total of 630,000 shares as of December 31, 2019, were reserved for issuance as awards to employees, directors, consultants and other service providers. Under the 2011 Plan, we were authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The 2011 Plan was administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. The 2011 Plan was ratified by our shareholders in 2012 and expired in 2021.

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

We provide the following discussion of the timing of option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K.  Equity awards are discretionary, and our Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2025, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Incentive Plan Awards

From January 1, 2025 through December 31, 2025, the Company granted a total of 224,500 stock options under the 2021 Plan, which were granted to 58 of its employees.

The following table sets forth certain information regarding our 2011 and 2021 Plans as of December 31, 2025:

Number of
Number of		securities
Securities	Weighted-	remaining
to be issued	average	available for
upon exercise	exercise price	future issuance
of outstanding	of outstanding	under equity
stock options	stock options	compensation plans
737,450	$5.33	3,928,688

Limitation of Liability and Indemnification Matters

Under Nevada General Corporation Law and our articles of incorporation, our directors and officers will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director or officer of his “duty of care.” This provision does not eliminate or limit the liability of a director or officer for (i) acts or omissions that involve intentional misconduct or a knowing violation of law or (ii) the payment of a dividend in violation of Section 78.300 of the Nevada Revised Statutes. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of Beam Global and our stockholders (through stockholder’s derivative suits on behalf of Beam Global) to recover monetary damages against a director or officer for breach of his fiduciary duty of care (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) and (ii) above. This provision does not limit or eliminate the rights of Beam Global or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s or officer’s duty of care. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

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

Part IV of the Original Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibits:

The following exhibits are included with this filing:

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted in iXBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beam Global

Dated: November 6, 2026	By:	/s/ Desmond Wheatley
Desmond Wheatley, Chief Executive Officer, President and Chairman
(Principal Executive Officer)